Form 10-Q
period 2005-03-31
Wright Express CORP
filed 2005-05-02
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32426

WRIGHT EXPRESS CORPORATION

A Delaware	I.R.S. Employer Identification No.:
Corporation	01-0526993

97 Darling Avenue
South Portland, ME 04106

Telephone Number: (207) 773-8171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

There were 40,186,188 shares of common stock $0.01 par value outstanding as of April 15, 2005.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,
	2005	December 31,
	(unaudited)	2004

Assets
Cash and cash equivalents	$21,261	$31,806
Accounts receivable (less reserve for credit losses of $4,919 in 2005 and $4,212 in 2004)	517,351	447,169
Due from related parties	—	134,182
Property, equipment and capitalized software, net	38,224	37,474
Deferred income taxes, net	495,111	502
Goodwill	135,047	135,047
All other assets	31,075	26,509

Total assets	$1,238,069	$812,689

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$244,708	$197,647
Accrued expenses	17,016	17,410
Deposits	217,426	194,360
Borrowed federal funds	20,369	27,097
Revolving line-of-credit facility	50,000	—
Term loan	197,128	—
Derivative instruments, at fair value	34,374	—
Other liabilities	482	459
Due to related parties	—	91,466
Amounts due to Cendant under tax receivable agreement	415,411	—
Preferred stock; 10,000,000 shares authorized:
Series A non-voting convertible preferred stock; 100 shares authorized, issued and outstanding	10,000	—

Total liabilities	1,206,914	528,439

Commitments and contingencies (Note 15)

Stockholders’ or Member’s Equity
Member’s contribution	—	182,379
Common stock $0.01 par value; 175,000,000 shares authorized; 40,186,188 shares issued and outstanding	402	—
Additional paid-in capital	49,279	—
Retained earnings (accumulated deficit)	(18,473)	101,869
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale securities	(53)	2

Accumulated other comprehensive income (loss)	(53)	2

Total stockholders’ or member’s equity	31,155	284,250

Total liabilities and stockholders’ or member’s equity	$1,238,069	$812,689

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2005	2004

Revenues
Payment processing revenue	$34,809	$28,196
Transaction processing revenue	4,107	5,317
Account servicing revenue	5,619	5,085
Finance fees	3,195	2,154
Other	4,472	2,846

Total revenues	52,202	43,598

Expenses
Salary and other personnel	18,717	12,076
Service fees	3,542	3,125
Provision for credit losses	2,937	2,629
Technology leasing and support	2,077	1,664
Occupancy and equipment	1,442	1,177
Depreciation and amortization	1,972	2,112
Operating interest expense	2,261	1,085
Operating interest income	—	(611)
Other	3,919	3,275

Total expenses	36,867	26,532

Operating income	15,335	17,066

Financing interest expense	(1,386)	—
Realized and unrealized losses on derivative instruments	(44,202)	—

Income (loss) before income taxes	(30,253)	17,066
Provision (benefit) for income taxes	(11,780)	6,639

Net income (loss)	$(18,473)	$10,427

Earnings (loss) per share (on a pro forma basis for 2004):
Basic	$(0.46)	$0.26
Diluted	$(0.46)	$0.25

Weighted average common shares outstanding (on a pro forma basis for 2004):
Basic	40,185	40,185
Diluted	40,185	41,111

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ OR MEMBER’S EQUITY
(in thousands)
(unaudited)

					Retained	Other
			Additional		Earnings	Comprehensive
	Common Stock		Paid-in	Member’s	(Accumulated	Income
	Shares	Amount	Capital	Contribution	Deficit)	(Loss)	Total

Balance, December 31, 2004	—	$—	$—	$182,379	$101,869	$2	$284,250
Conversion of Wright Express, LLC to a Delaware corporation, including issuance of Common shares	40,000	400	283,848	(182,379)	(101,869)	—	—
Issuance of Preferred shares	—	—	(10,000)	—	—	—	(10,000)
Dividends paid	—	—	(305,887)	—	—	—	(305,887)
Stock-based compensation	186	2	4,794	—	—	—	4,796
Capital contribution resulting from tax-receivable agreement	—	—	73,308	—	—	—	73,308
Capital contribution resulting from forgiveness of net due to related party balance	—	—	3,216	—	—	—	3,216
Comprehensive income (loss):
Net loss	—	—	—	—	(18,473)		(18,473)
Unrealized loss on available- for-sale securities, net of tax benefit of $30	—	—	—	—	—	(55)	(55)

Total comprehensive Income (loss)	—	—	—	—	—	—	(18,528)

Balance, March 31, 2005	40,186	$402	$49,279	$—	$(18,473)	$(53)	$31,155

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(18,473)	$10,427
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on derivative instruments	34,374	—
Non-cash charge for stock-based compensation	5,677	—
Depreciation and amortization	2,016	2,112
Deferred taxes	(5,860)	(63)
Provision for credit losses	2,937	2,629
Loss on disposal of property and equipment	5	46
Changes in operating assets and liabilities:
Accounts receivable	(73,119)	(69,931)
Other assets	(1,907)	(1,359)
Accounts payable	47,061	53,899
Accrued expenses	(394)	(1,761)
Deposits	23,066	9,355
Borrowed federal funds	(6,728)	24,684
Other liabilities	23	(746)
Due to/from related parties	45,051	(25,312)

Net cash provided by operating activities	53,729	3,980

Cash flows from investing activities
Purchases of property and equipment	(2,727)	(2,147)
Sales of property and equipment	—	23
Purchases of available-for-sale securities	(1,091)	—
Maturities of available-for-sale securities	19	207

Net cash used for investing activities	(3,799)	(1,917)

Cash flows from financing activities
Dividends paid	(305,887)	(5,208)
Borrowings on revolving line of credit	50,000	—
Loan origination fees paid for revolving line of credit	(1,704)	—
Borrowings on term loan, net of loan origination fees	217,116	—
Repayments on term loan	(20,000)	—

Net cash used for financing activities	(60,475)	(5,208)

Net change in cash and cash equivalents	(10,545)	(3,145)
Cash and cash equivalents, beginning of period	31,806	22,134

Cash and cash equivalents, end of period	$21,261	$18,989

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2005	2004

Supplemental cash flow information:
Interest paid	$2,674	$1,270
Income taxes paid	$—	$—

During the three months ended March 31, 2005 the following non-cash transactions occurred:

•	the Company’s tax basis of its assets increased resulting in a deferred tax asset of $488,719. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 15, “Commitments and Contingencies”), which provides that the Company will make payments currently estimated at $415,411 over the next 15 years. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as $73,308 of stockholders’ equity.

•	the Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100% of their interest in the Company.

•	the Company issued .1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion. See Note 14, “Preferred Stock.”

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

1. Nature of Business and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts and transactions of Wright Express Corporation and its wholly owned subsidiaries, Wright Express Financial Services Corporation (“FSC”) a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”) and Wright Express Solutions and Technologies, LLC (collectively, the “Company” or “Wright Express”). The Company provides payment processing and information management services to the U.S. vehicle fleet industry.

On February 22, 2005, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000,000 shares of common stock with a $0.01 par value per share, and 100 shares of Series A non-voting convertible preferred stock to Cendant Mobility Services Corporation in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO.

All significant intercompany balances have been eliminated. The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any future interim period.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited combined financial statements included in the Company’s registration statement on Form S-1 for the year ended December 31, 2004 filed with the SEC on February 14, 2005.

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated results of operations and condensed consolidated statements of cash flows as the results for the three months ended March 31, 2005 and 2004 reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying condensed consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 11, “Related Parties,” for a more detailed description of transactions with Cendant.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

2. Stock-based Compensation

Under Cendant’s stock-based compensation plans, Cendant common stock awards were granted to the Company’s employees. Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not record compensation expense upon Cendant’s issuance of common stock options to the Company’s employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant.

On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the FASB to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company now expenses employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.

In connection with the IPO, the Company converted 436,837 vested and unvested Cendant stock options held by Company employees into 555,464 vested Wright Express stock options. Also in connection with the IPO, the Company converted 217,238 Cendant restricted stock units held by Company employees into 276,215 shares of Wright Express common stock on February 22, 2005. Of the 276,215 shares of Wright Express common stock, 91,150 were withheld from employees to pay for the associated payroll taxes.

On February 22, 2005 the Company granted 349,220 restricted stock units at a price per share of $18.00. Such issuances were granted to officers and employees as part of a “Founders’ Grant” in connection with the IPO. Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, were $6,293 and will be amortized over the vesting period, which is four years.

The expenses associated with these grants and conversions are reflected in the condensed consolidated results of operations as a component of salary and other personnel expense for the period ended March 31, 2005 and in the table below. Stock-based compensation costs for the three months ended March 31, 2005 and 2004 related to the February 2005 grant and prior restricted stock grants were $5,677 ($3,474 net of tax) and $126 ($77 net of tax), respectively. During the three months ended March 31, 2004, amounts related to stock-based compensation were cash settled with the Company’s parent company, Cendant, the issuer of the restricted stock units. As such, the Company has reflected the amounts paid to Cendant during the period as a change in the due to/from related parties line in the condensed consolidated statements of cash flows.

The weighted average assumptions used to value stock options modified during the three months ended March 31, 2005 are as follows:

Expected life	Exercise price	Volatility	Risk free rate	Dividend yield	Fair value

5.3 years	$13.72	30.0%	3.38%	0.0%	$7.29
	per share				per share

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees for all periods presented:

	Three months ended
	March 31,
	2005	2004

Reported net income (loss)	$(18,473)	$10,427
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	3,474	77
Less:
Total stock-based employee compensation expense, net of tax(1)	(3,602)	(221)

Pro forma net income (loss)	$(18,601)	$10,283

Earnings (loss) per share, as reported:
Basic	$(0.46)	$0.26
Diluted	$(0.46)	$0.25

Pro forma earnings (loss) per share:
Basic	$(0.46)	$0.26
Diluted	$(0.46)	$0.25

(1) determined under the fair value based method for all awards

3. Reserves for Credit Losses

The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended
	March 31,
	2005	2004

Balance, beginning of period	$4,212	$5,499
Provision for credit losses	2,937	2,629
Charge-offs	(3,001)	(3,182)
Recoveries of amounts previously charged-off	771	709

Balance, end of period	$4,919	$5,655

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

4. Available-for-sale Securities

Available-for-sale securities have been included in all other assets on the condensed consolidated balance sheets. The Company’s available-for-sale securities are presented below:

		Gross	Gross
		Unrealized	Unrealized
March 31, 2005	Cost	Gains	Losses	Fair Value

FNMA mortgage-backed securities	$3,759	$1	$96	$3,664
Auto-lease backed securities	14,585	9	—	14,594

Asset-backed securities	18,344	10	96	18,258
Other equity securities	517	4		521

Total available-for-sale securities	$18,861	$14	$96	$18,779

		Gross	Gross
		Unrealized	Unrealized
December 31, 2004	Cost	Gains	Losses	Fair Value

FNMA mortgage-backed securities	$2,692	$149	$157	$2,684
Auto-lease backed securities	14,585	—	—	14,585

Asset-backed securities	17,277	149	157	17,269
Other equity securities	512	12	1	523

Total available-for-sale securities	$17,789	$161	$158	$17,792

The gross unrealized losses related to the FNMA mortgage-backed securities were due to changes in interest rates. These gross unrealized losses have been in such a position for less than twelve months. The Company’s management has determined that the gross unrealized losses on its investment securities at March 31, 2005 and December 31, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment.

The Company had maturities of $19 and $207 of available-for-sale securities for the three months ended March 31, 2005 and 2004, respectively. No realized gains or losses were incurred as a result of these maturities.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

5. Property, Equipment and Capitalized Software, Net

Property, equipment and capitalized software, net, consisted of:

	March 31,	December 31,
	2005	2004

Furniture, fixtures and equipment	$16,823	$16,292
Computer software (1)	40,937	19,101
Software under development	959	20,664
Leasehold improvements	2,644	2,591

	61,363	58,648
Less accumulated depreciation and amortization	(23,139)	(21,174)

Total	$38,224	$37,474

(1) During the three months ended March 31, 2005 $20,039 is associated with our updated technology platform that was placed in service.

6. Goodwill and Other Intangible Assets

Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—

Unamortized Intangible Assets
Goodwill			$135,047			$135,047
Trademark			$2,421			$2,421

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

7. Accounts Payable

Accounts payable consisted of:

	March 31,	December 31,
	2005	2004

Merchants payable (1)	$239,752	$190,470
Other payables	4,956	7,177
Total	$244,708	$197,647

(1)	Merchants payable consist of amounts owed to major oil companies, fuel retailers and vehicle maintenance providers on behalf of the Company’s customers and the customers of the Company’s strategic relationships.

8. Deposits and Borrowed Federal Funds

Certificates of deposit. At March 31, 2005 and December 31, 2004 scheduled maturities of certificates of deposit of $213,249 and $80,884, respectively, were one year or less. The weighted average cost of funds on certificates of deposit approximated 2.89% and 2.52% at March 31, 2005 and December 31, 2004, respectively.

Non-interest bearing deposits. The Company may require customers to make collateral deposits for their credit accounts. These deposits were $4,177 and $4,784 at March 31 2005 and December 31, 2004, respectively.

Money market deposits. The Company accepted mortgage escrow deposits in the form of money market deposits. Under the Company’s mortgage escrow program, the Company accepted cash deposits from Cendant Mortgage Corporation (“Cendant Mortgage”) and held them in escrow. The Company paid property taxes and homeowners insurance on behalf of the mortgage holders and incurred interest expense on the funds held. All amounts escrowed were due to be paid out in less than one year. The Company’s mortgage escrow program with Cendant Mortgage was discontinued at the end of the first quarter of 2005. There were no money market deposits on hand at March 31, 2005. These deposits were $108,692 at December 31, 2004.

Borrowed federal funds. The Company had federal funds lines-of-credit totaling $80,000 and $65,000 at March 31, 2005 and December 31, 2004, respectively. These lines-of-credit were with various financial institutions and had an average rate of 2.64% and 1.18% during the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005 and December 31, 2004 the average rate on the outstanding lines-of-credit was 3.00% and 2.35%, respectively. Of the amounts available on the federal funds lines-of-credit, the Company had $20,369 and $27,097 outstanding at March 31, 2005 and December 31, 2004, respectively.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

9. Financing Debt

Debt outstanding consisted of the following:

March 31,
2005

Revolving line-of-credit facility	$50,000

Term loan	200,000
Unamortized loan origination fees	(2,872)

Term loan, net	197,128

Total	$247,128

On February 22, 2005, the Company entered into a revolving line-of-credit facility agreement that provided a total available line of credit of $130,000. The revolving credit facility allows for borrowings with at least 3 days notice and for borrowings with less than 3 days notice. Borrowings with at least 3 days notice carry interest based on the 1-month, 3-month, or 6-month LIBOR, at the Company’s option. Draws with less than 3 days notice carry interest based on the prime rate. At the time the Company entered into the revolving facility, it borrowed $50,000. This balance carries a variable interest rate based on the 1-month LIBOR. The average rate for the period the revolving facility was outstanding during the three months ended March 31, 2005 was 4.429%. The rate at March 31, 2005 was 4.625%. Interest expense related to the amount outstanding on the line-of-credit totaled $228 for the three months ended March 31, 2005. In connection with the line-of-credit, the Company paid loan origination fees of $1,704. These fees have been recorded as other assets on the condensed consolidated balance sheets. Amortization of the loan origination fees for the three months ended March 31, 2005 totaled $32 and have been included in financing interest expense on the condensed consolidated results of operations. In connection with this revolving facility, the Company is also responsible for a fee for the unused portion of the line of credit. This fee for the three months ended March 31, 2005 was 0.375% of the unused balance, which totaled $19 for the three months ended March 31, 2005. Additionally, the Company has a $33,800 letter of credit associated with the revolving line-of-credit facility. The letter of credit reduces the amounts available for borrowings and is collateralizing the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. For the three months ended March 31, 2005 this fee was 1.75% of the liquidation value or $61. The revolving line-of-credit facility expires 5 years from the date of the agreement.

Also on February 22, 2005, the Company entered into a term loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees are amortized using the effective interest rate method. The term loan also bears a variable interest rate that is based on LIBOR. The average rate of the period the term loan was outstanding during the three months ended March 31, 2005 was 4.436%. The rate in effect at March 31, 2005 was 4.625%. Interest expense related to the term loan totaled $981 for the three months ended March 31, 2005. Amortization of the loan origination fees for the three months ended March 31, 2005 totaled $12 and has been included in financing interest expense in the condensed consolidated financial results of operations. The term loan requires repayment in quarterly principal amounts over 5 years. The loan does allow for prepayment of principal under certain conditions. The Company repaid $20,000 of the initial loan amount during the three months ended March 31, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

The new credit agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC will not be subject to certain of these restrictions. The Company was in compliance with all covenants and restrictions at March 31, 2005.

As of March 31, 2005, the remaining scheduled principal repayments under our term loan were as follows:

Principal
repayment

2005	$15,000
2006	35,000
2007	40,000
2008	40,000
2009	55,000
2010	15,000

Total	$200,000

There were no outstanding financing debt obligations at December 31, 2004 and no financing interest expense was recorded for the three months ended March 31, 2004.

10. Derivative Instruments

From time to time the Company uses derivative instruments to manage the volatility in fuel prices. In January 2005, the Company entered into put and call option contracts based on the then current market price of unleaded gasoline which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005. Subsequently, the Company entered into a new derivative arrangement, also purchased in January 2005, with the wholesale gasoline market as the underlying pricing mechanism, to effectively lock in a retail fuel price range of approximately $1.88 — $1.95 on approximately 90% of the Company’s forecasted revenue subject to fuel price variance. These instruments serially expire beginning in April 2005 through December 2006. Realized losses on the contracts totaled $9,828 for the three months ended March 31, 2005, and consisted of the termination of the contracts that extended past March 2005 resulting in a loss of $8,450 and the expiration of the March 2005 contract, which resulted in an additional realized loss of $1,378. At March 31, 2005, the Company recognized a liability and recorded unrealized losses of $34,374 for the fair value of the derivative instruments on hand. Management intends to hold the derivative instruments until their scheduled maturities, which occur serially over the next 21 months.

There were no outstanding derivative instruments at December 31, 2004. There were no realized or unrealized losses related to derivative instruments for the three months ended March 31, 2004.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

11. Related Parties

There were no amounts due to or due from related parties at March 31, 2005.

At December 31, 2004 due from related parties consisted of:

Balance

Amounts due from PHH Corporation:
Invested cash	$125,531
Amounts due from PHH Vehicle Management Services, LLC:
Accounts receivable	8,651

Total	$134,182

At December 31, 2004 due to related parties consisted of:

Balance

Amounts due to (from) Cendant:
Income taxes payable	$82,944
Payroll-related charges	8,271
Corporate allocations	(315)
MasterCard line-of-credit (cash on hand)	2,066
Certificate of deposit	(1,500)

Total	$91,466

Activity with Cendant recorded in due to related parties consisted of:

	Three months ended
	March 31,
	2005	2004

Due to Cendant, beginning balance	$91,466	$50,976
Income taxes	(5,970)	6,695
Payroll-related charges	4,127	14,295
Corporate allocations	813	839
Dividend to forgive balance due from Cendant	8,687	—
MasterCard line-of-credit activity	(4,073)	934
Cash payments	(95,050)	(9,219)

Due to Cendant, ending balance	$—	$64,520

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

12. Dividends Paid

On January 25, 2005 the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Cendant and the Company’s corporate parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Cendant and the Company’s new corporate parent as of February 1, 2005. Both of these dividends were paid prior to Wright Express becoming a publicly traded company.

13. Earnings per Share

For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three months ended
	March 31,
	2005	2004

Weighted average common shares outstanding — Basic(1)	40,185,363	40,185,135
Unvested restricted stock units	—	349,220
Stock options	—	132,106
Convertible preferred stock	—	444,444

Weighted average common shares outstanding — Diluted(1)	40,185,363	41,110,905

The following were not included in weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	348,200	—
Stock options	120,766	—
Convertible preferred stock	444,444	—

Total	913,410	—

(1)	on a pro-forma basis for 2004

14. Preferred Stock

There were 100 shares of Series A non-voting convertible preferred stock issued and outstanding at March 31, 2005 with a par value of $0.01 per share and a liquidation value of $100,000 per share. Except in limited circumstances, and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible preferred stock have no voting power with respect to the election of directors or any other stockholder matters.

The holder of each share of Series A non-voting convertible preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by the price per share of the Series A non-voting convertible preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. The Company accrued $53 related to these dividends for the three months ended March 31, 2005. These dividends have been recorded as financing interest expense on the condensed consolidated results of operations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Each share of Series A preferred stock may, at the option of its holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. The Series A preferred stock may be converted into an aggregate of 444,444 shares of common stock at its initial conversion price. Conversion rights may only be exercised after five years from the date of issuance or immediately prior to a merger, acquisition or sale of all or substantially all of the Company’s assets.

At any time after five years from the date of issuance of the Series A non-voting convertible preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible preferred stock for a price per share in cash or shares of common stock equal to 101% of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible preferred stock for a price per share in cash equal to the liquidation preference on the redemption date or, at the Company’s option, shares of the Company’s common stock having the fair market value of the redemption price. After 10 years from the date of issuance of the Series A non-voting convertible preferred stock, all of the outstanding shares of Series A non-voting convertible preferred stock shall be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.

15. Commitments and Contingencies

Litigation. On October 14, 2003, the bankruptcy trustee of Enron Corporation filed a complaint against the Company for preference and fraudulent transfer claims in the United States Bankruptcy Court for the Southern District of New York. Additional claims were added by way of an amended complaint filed on December 1, 2003. The total claims outstanding at March 31, 2005 were $3,305. Although the Company believes the claims are without merit, it cannot predict the ultimate outcome of this matter. However, using management’s best estimates based on similar historical cases and in consideration of the facts of the case, the Company recorded a legal reserve of $450, which is included in accrued expenses in the condensed consolidated balance sheets.

In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Tax receivable agreement. As a consequence of the Company’s separation from Cendant, and its joint election to be made with Cendant to treat that separation as a qualified stock purchase under section 338 of the Internal Revenue Code, the Company expects to become entitled to additional tax deductions this year and in future periods. The Company expects to realize tax savings from these deductions and has recorded its initial estimate of these tax savings on the condensed consolidated balance sheets as $488,719 in net deferred income tax assets. The Company is obligated, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company is projected to save for each tax period as a result of these increased tax benefits. The Company has recorded the $415,411 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. Both of these amounts are estimates, based on a number of factors, including a final determination of the value of the Company and its individual assets. These amounts will change when the Company actually prepares the tax filings later in 2005. The Company has recorded the $73,308 difference between the $488,719 benefit and the $415,411 liability to Cendant as an increase in stockholders’ interest.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

16. Segment Information

Management evaluates the operating results of its reportable segments based upon revenues and “adjusted net income,” which is defined as net income (loss) adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 10, “Derivative Instruments”) and stock-based compensation costs related to the February 2005 grant and prior restricted stock grants (as discussed in Note 2, “Stock-based Compensation”). The Company’s presentation of adjusted net income may not be comparable to similarly titled measures used by other companies. Presented below are the revenues and adjusted net income for each of the Company’s reportable segments and the reconciliation of adjusted net income to net income (loss).

	Three months ended March 31,
	2005		2004
		Adjusted		Adjusted net
	Revenues	net income	Revenues	income

Wright Express	$47,358	$10,919	$39,665	$10,289
Other	4,844	423	3,933	138

Total Company	$52,202	$11,342	$43,598	$10,427

Reconciliation:
Adjusted net income		$11,342		$10,427
Less: Unrealized losses on derivative instruments		34,374		-
Loss related to the termination of the derivative contracts that extended past March 2005		8,450
Costs associated with the conversion of equity instruments and vesting of restricted cash units		5,723
Tax impact		18,732

Net income (loss)		$(18,473)		$10,427

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

17. Subsequent event

On April 20, 2005, the Company entered into two interest rate swap contracts (the “Contracts”). The Contracts fix the interest payments on a portion of our variable rate term loan and variable rate revolving credit facility. The portion fixed by the two contracts is shown in the aggregate in the following table:

(in millions)

Weighted average fixed rate	3.85%

Portion of instruments fixed:
For the period April 22, 2005 through October 24, 2005	$140,000
For the period October 24, 2005 through April 24, 2006	$120,000
For the period April 24, 2006 through October 23, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

The variable rate of the Contracts is based upon the 1-month LIBOR. The variable rate of the Contracts resets and the contracts settle on the 22nd of each month (or the following business day if the 22nd of the month is not a business day).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with both our financial statements as of March 31, 2005, and the three months then ended and the notes accompanying those financial statements, and our audited financial statements as of December 31, 2004, and the year then ended and the notes accompanying those financial statements as contained in our Form S-1 filed with the SEC on February 14, 2005.

Background

Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. We provide fleets using our services with detailed transaction data, analysis tools and purchase control capabilities.

Our operations are organized as follows:

•	Wright Express includes the direct, co-branded, private label and the distributor operating segments. These segments have been presented as one reportable segment due to their similar economic characteristics, services, customers and processes. In these segments we provide transaction and payment processing services to our various customers and strategic relationships. Revenues are derived principally from fees assessed for our transaction and payment processing services.

•	The MasterCard operating segment, which does not meet the quantitative thresholds for a reportable segment and is reported as “Other” in our financial statements. Our MasterCard segment provides charge card products and stored value card products. The charge card products are used by businesses to facilitate purchases of products and utilize our information management capabilities. Revenues are primarily derived from assessing the standard interchange fee to which a MasterCard issuer is entitled.

Overview

We completed our initial public offering (the “IPO”) in February 2005. Concurrent with the completion of this offering, all of the membership interests in Wright Express LLC were converted into two classes of stock, common stock and Series A non-voting convertible preferred stock (the “convertible preferred stock”). As a result of this transaction, we incurred certain charges that are detailed below that are not expected in future periods. In addition, we paid our former parent company, Cendant, a special dividend of approximately $306 million. In February 2005, we entered into a new credit facility totaling $350 million, which consisted of a $220 million term loan and a revolving credit facility that will provide borrowings of up to $130 million. We drew down $50 million of the revolving credit facility that, together with the proceeds of the term loan, was paid to Cendant as part of the special dividend. In addition, approximately $34 million was used to support a letter of credit related to our derivative instruments and limits the credit available for borrowings. During the first quarter, we paid down $20 million of the long-term debt.

Other significant items during the quarter are as follows:

•	Average expenditure per payment processing transaction grew to $39.04, an increase of 22 percent from the same period last year.

•	Average fuel price per gallon was $1.97, compared with $1.64 for the first quarter a year ago, an increase of 20 percent.

•	Average number of vehicles serviced increased 8 percent from the first quarter last year to 3.9 million.

•	Total transactions processed increased 7 percent from the first quarter of 2004 to 52.5 million. Payment processing transactions increased 8 percent to 37.4 million, and transaction processing transactions increased 5 percent to 15.1 million.

•	Total MasterCard purchase volume grew to $255.4 million, an increase of 37 percent from the comparable period a year ago.

Other trends that have affected our results of operations. In reading our combined financial statements, you should be aware of the following additional factors and trends that our management believes are important in understanding our financial performance:

•	Fuel prices. Approximately 61% and 60% of total revenues in the first quarter of 2005 and 2004, respectively, were derived from processing transactions for the purchase of fuel. Changes in retail fuel prices closely correlate with the average customer expenditure per payment processing transaction, which directly affects our revenues and net income. Because fuel is a required commodity for vehicle fleets, our transaction volumes have not historically been significantly affected by changes in retail fuel prices. Although we expect the number of fuel transactions we process and the average number of gallons per transaction to continue to increase over time, we cannot predict changes in retail fuel prices.

•	Derivative instruments. We purchased derivatives contracts in January 2005 consisting of put and call options based on wholesale fuel prices. The wholesale option prices on the put and call contracts correlate to a retail price per gallon of approximately $1.88 for the floor and $1.95 for the ceiling. The market value of these instruments is volatile. The contracts we own expire serially each month through December 2006, inclusive. Changes in the fair value of these derivative instruments are recorded below operating income in our results of operations. Unrealized losses do not impact cash balances. As such, volatility in fuel prices will cause fluctuations to our revenue, realized and unrealized gain (loss) on derivative instruments and net income in our results of operations. Over the length of time the derivative contracts are in place, revenue fluctuations should approximate and neutralize fluctuations in the realized gains and losses on the derivative instruments.

•	Interest rates. We fund our accounts receivable by raising deposits and borrowing federal funds through our wholly-owned industrial bank subsidiary, Wright Express Financial Services Corporation. We pay interest on these deposits and borrowings. Changes in short-term interest rates will affect the rate we pay on these borrowings and, accordingly, our earnings. Additionally, changes in interest rates could affect the amount of financing interest expense that will impact our earnings. As discussed above, we entered into new credit facilities that were used to pay our special dividend to Cendant and support our letter of credit. In April 2005, we executed interest rate swaps with the intention of hedging the risk associated with the future cash flows associated with interest payments on variable rate debt instruments. Our outstanding term loan and a revolving credit facility require interest payments tied to LIBOR. Changes in the LIBOR rate have a direct impact on the amount of the periodic interest payments due on each of the instruments. The Company is hedging the overall variability in cash flows associated with the interest payments on a portion of its floating rate term loans and borrowings on its floating rate credit facility. The objective of management is to reduce the impact of changes in cash flows related to these interest payments, and therefore, reduce the earnings volatility that could otherwise be generated by these debt instruments.

Financial Position

Our financial condition at March 31, 2005 and December 31, 2004 is summarized below:

	March 31,	December 31,	Change
(in millions)	2005	2004	Amount	Percent

Assets
Cash and cash equivalents	$21.3	$31.8	$(10.5)	(33)%
Accounts receivable, net	517.4	447.2	70.2	16%
Due from related parties	—	134.2	(134.2)	NM
Deferred income taxes	495.1	0.5	494.6	NM
All other assets	204.3	199.0	5.3	3%

Total assets	$1,238.1	$812.7	$425.4	52%

Liabilities and stockholders’ or member’s equity
Accounts payable	$244.7	$197.6	$47.1	24%
Deposits and borrowed federal funds	237.8	221.5	16.3	7%
Due to related parties	—	91.5	(91.5)	NM
Borrowings under credit agreement, net	247.1	—	247.1	NM
Due to Cendant under tax receivable agreement	415.4	—	415.4	NM
All other liabilities	61.9	17.8	44.1	NM

Total liabilities	1,206.9	528.4	678.5	129%
Stockholders’ or member’s equity	31.2	284.3	(253.1)	(89)%

Total liabilities and stockholders’ or member’s equity	$1,238.1	$812.7	$425.4	52%

NM – result of calculation is not meaningful

Our asset and liability account balances are correlated with retail fuel prices. Accordingly, an increase in fuel prices, such as the increase in the first quarter of 2005 compared to the same period last year, typically leads to higher balances of accounts receivable, accounts payable and deposits and borrowed federal funds. Due to differences in the timing of payments received from customers and payments remitted to fuel merchants, on any given balance sheet date, the impact of fuel price changes may have a disproportionate impact on changes to any of the aforementioned balances. However, over time these account balances tend to increase in relative proportion to each other as a result of fuel price and customer purchase volume changes.

In addition, changes in the fuel price will impact the asset or liability recorded on the balance sheet in conjunction with the derivative instruments. We have entered into derivative instruments with a ceiling of approximately $1.95 per gallon of retail fuel and a floor of approximately $1.88 per gallon of retail fuel, creating a collar. Since retail fuel prices were above the ceiling, our balance sheet reflects the derivative instruments as a liability at March 31, 2005. If the retail price of fuel were to drop below the floor, we would record an asset on our balance sheet.

The increase in total assets results primarily from a deferred tax asset of $488.7 million related to the increase in our tax basis, discussed in the “Liquidity and Capital Resources” section below, as a result of our reorganization as part of our recently completed IPO. In addition, our accounts receivable increased as a result of 10% higher expenditures per transaction for our payment processing services from December 2004 to March 2005. This increase added $70.2 million to total assets. These increases were partially offset by the settlement of the amounts due from related parties. We net cash settled all related party activity with Cendant in February 2005.

The increase in total liabilities as of March 31, 2005 compared to December 31, 2004 is primarily attributed to a tax receivable agreement, as part of our increase in tax basis, with Cendant where we agreed to pay Cendant 85% of the tax savings that results from our higher tax basis. The liability related to the tax receivable agreement is currently recorded at $415.4. In addition, our new debt, reflected above as borrowings under credit agreement, increased total liabilities by $247.1 million.

Stockholders’ or member’s equity decreased as we paid a special dividend to Cendant of $305.9 in February 2005. The decrease was offset by $73.3 million recorded directly to equity as part of our increase in the tax basis of our assets. This amount represents the difference between the deferred tax asset recognized and the amounts due to Cendant under the tax-receivable agreement.

Results of Operations

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004. The following table reflects total revenues and operating expenses by reportable segment:

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Wright Express	$47.4	$39.7	$7.7	19%
Other	4.8	3.9	0.9	23%

Total revenues	$52.2	$43.6	$8.6	20%

Expenses
Wright Express	$32.8	$22.8	$10.0	44%
Other	4.1	3.7	0.4	11%

Total expenses	$36.9	$26.5	$10.4	39%

Profit contribution margin	29%	39%

Wright Express. The following table reflects revenues and comparative key operating statistics for our aggregated Wright Express segment:

	Three months
	ended March 31,		Increase (decrease)
(in millions, except per transaction and per gallon data)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$32.4	$26.6	$5.8	22%
Transaction processing revenue	4.1	3.7	0.4	11%
Account servicing revenue	5.6	5.1	0.5	10%
Finance fees	3.2	2.2	1.0	45%
Other	2.1	2.1	—	—

Total revenue	$47.4	$39.7	$7.7	19%

Key operating statistics
Number of transactions processed
Payment processing transactions	37.4	34.6	2.8	8%
Transaction processing transactions	15.1	14.3	0.8	5%

Total transactions processed	52.5	48.9	3.6	7%

Average expenditure per payment processing transaction	$39.04	$31.89	$7.15	22%
Average price per gallon	$1.97	$1.64	$0.33	20%
Average number of vehicles serviced	3.9	3.6	0.3	8%

Payment processing revenue:

•	Increased as a result of higher payment processing transactions given the 8% increase in vehicles serviced. We added 13% more vehicles in the first quarter of 2005 compared to the same period a year ago. We anticipate that the numbers of transactions will continue to grow as our existing customers grow and as we add new customers.

•	Also increased due to an increase in the average expenditure per payment processing transaction. The increase in average expenditure per payment processing transaction was primarily driven by the 20% increase in the price of fuel year over year and larger transaction sizes as measured in gallons of fuel. The average gallons per transaction increased from 19.4 for the first quarter of 2004 to 19.8 for the first quarter of 2005. The increased transaction size is due to our initiatives to develop additional product offerings that attract larger vehicles, such as heavy trucks.

•	The increase was offset by lower payment processing rates due to our fixed/variable priced contracts. Also offsetting the increase were pricing rebates used to incent large strategic relationships to sign long-term contracts. Our fixed/variable priced contracts and pricing rebates reduced our payment processing revenue 9% in the first three months of 2004 and 15% for the three months ended March 31, 2005.

•	We intend to use payment processing transactions that include a larger dollar purchase, such as vehicle service and maintenance related transactions, as a key to our growth.

Transaction processing revenue:

•	Driven by the 5% increase in the number of transaction processing transactions and a 6% increase of the average processing fee. Transaction processing volume growth was largely due to the expansion of existing relationships to encompass additional vehicles. We do not expect further increases in average processing fees for the remainder of the year.

Account servicing revenue:

•	Account servicing revenue was $5.6 million in the first quarter of 2005, an increase of 10% from $5.1 million in the same period last year. This increase is attributable to a 8% increase in total vehicles serviced as we added new customers to our business.

Finance fees:

•	Increase predominantly attributed to higher average daily accounts receivable balances subject to late fees. The higher balances result from an increase in payment processing transactions and an increase in the amount spent per transaction. We expect to experience an increase in finance fees upon the implementation of a proposed increase in late fees.

Our revenue growth is predominantly due to growth in transaction volume, average expenditure per transaction and price per gallon of fuel. The volume of the transactions is driven by increases in the number of vehicles using our services. We expect to see increased competition in the large fleet segment of the market. We anticipate future growth primarily through further penetration of the small and medium fleet size markets. A large number of these fleets still use cash and local service station credit for fuel purchasing.

The following table reflects comparative operating expenses for our aggregated Wright Express segment:

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Salary and other personnel	$18.2	$11.4	$6.8	60%
Service fees	0.7	0.6	0.1	17%
Provision for credit losses	2.6	2.4	0.2	8%
Technology leasing and support	1.9	1.6	0.3	19%
Depreciation and amortization	1.9	2.0	(0.1)	(5)%
Operating interest expense	2.1	1.0	1.1	110%
Operating interest income	—	(0.6)	0.6	100%
All other expenses	5.4	4.4	1.0	23%

Total expenses	$32.8	$22.8	$10.0	44%

Salary and other personnel. The majority of the increase reflected above represents the one-time, non-recurring charge of $5.7 million associated with the issuance of:

•	Common stock in exchange for Cendant restricted stock units held by our executive officers and employees.

•	Options to purchase shares of our common stock in exchange for Cendant stock options held by our executive officers and employees.

In addition, we incurred the following additional expenses in the first quarter of 2005 compared to the same period last year:

•	Approximately $0.3 million for additional employees in the first quarter of 2005 for our customer service organization to support our growing number of vehicles serviced and for our sales function to facilitate sales growth. We expect to incur additional salary dollars as we expand our employee base to support public company needs. In addition, we will hire to support forecasted growth in vehicles serviced.

•	Approximately $0.2 million and $0.1 million more in contractor salaries and employee training as we converted data to our new system platform. This trend is expected to continue in the short-term. However, we expect that in the long-term we will experience cost savings in year over year comparable periods.

•	Additional costs of $0.2 million for travel, employee administrative costs and bonuses related to the completion of our IPO. These costs are one-time costs that we do not expect to incur in the future.

•	Additional costs of $0.1 million for sales commissions.

•	Additional $0.2 million for bonuses paid to employees.

Service fees. As a new public company, we estimate approximately $5.4 to $6.2 million of net new costs in 2005 relating to third party services in connection with compliance with the Sarbanes-Oxley Act, investor relations, board of director fees and insurance, legal costs and administration of our employee benefit plans, stock exchange fees and service fees needed to establish our Sarbanes-Oxley, internal audit and legal compliance for SEC regulations, of which, we incurred $0.8 million during the three months ended March 31, 2005.

Provision for credit losses. Our provision for credit loss was $2.6 million in the first quarter of 2005, an increase of 8% from $2.4 million in the same period in 2004.

•	The increase is predominantly attributed to a $0.1 million increase in amounts charged-off for the three months ended March 31, 2005 compared to the same period in prior year. Even though the total net charge-offs increased, the percentage of net charge-offs to total expenditures on payment processing transactions declined from 26 basis points during the first quarter 2004 to 20 basis points in 2005.

•	Total credit loss for the period as a percentage of total expenditures on payment processing transactions declined from 21 basis points during the first quarter 2004 to 17 basis points in 2005.

Depreciation and amortization. As we near completion of our updated technology platform and place more of this new technology into operation, we expect that our depreciation and amortization expense will increase in future periods.

Technology leasing and support. The increase reflected above was associated primarily with our updated technology platform. This trend will continue for the remainder of 2005 and as we continue to invest in our technology to gain competitive advantages in our marketplace.

Operating interest expense, net. This is the interest that we incur to finance our receivables that pertain to our funded payment processing transactions.

•	In 2004, we recognized intercompany interest income on our cash balances with our former parent company, Cendant. In January 2005, Cendant ceased crediting interest income to our cash balance. In February 2005, we paid our cash on hand to Cendant as part of a special dividend. Net operating interest expense increased predominantly due to the loss of intercompany interest income of $0.6 million from the three months ended March 31, 2004 to the three months ended March 31, 2005.

•	The increase in our interest expense is due to an increase in interest rates to 2.5% from 1.3% in the same period in 2004. Changes in interest rates could create volatility to our operating interest expense.

All other expenses. The increase reflected above resulted primarily from an increase in marketing and promotion expenses of $0.7 million for market research and to advertise our new products and features to prospective customers.

Other. The following table reflects the revenues and key operating statistics of our Other segment:

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$2.4	$1.6	$0.8	50%
Transaction processing revenue	—	1.6	(1.6)	(100)%
Other	2.4	0.7	1.7	NM

Total revenue	$4.8	$3.9	$0.9	23%

Key operating statistics
Total MasterCard purchase volume	$255.4	$187.0	$68.4	37%

NM – result of calculation is not meaningful

Payment processing revenue. The increase reflected above resulted primarily from the increase in MasterCard purchase volume.

Transaction processing revenue and other revenue. The 2004 MasterCard Stored Value Program charged a transaction fee to process transactions on the card. After an analysis of the profitability of the program, the 2005 program pricing structure was changed. For the three months ended March 31, 2005 we began assessing a fixed fee for issuing the card instead of a transaction fee. This revenue totaling $2.4 million was recorded as other revenue on the condensed consolidated results of operations. The fee also replaced a smaller upfront fee that had generated $0.7 million for the three months ended March 31, 2004. Although the pricing of the program changed, the total revenue generated by the program was consistent year over year.

Due to the seasonality of our MasterCard Stored Value Program, first quarter revenues are not indicative of full year results. The revenues generated by the Stored Value Program are predominantly generated in the first three months of the year. We do not anticipate significant revenues from the Stored Value Program for the rest of 2005. Revenues related to the Store Value Program totaled $2.3 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively.

The following table reflects comparative operating expenses for our Other segment:

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Salary and other personnel	$0.5	$0.6	$(0.1)	(17)%
Service fees	2.8	2.5	0.3	12%
Provision for credit losses	0.4	0.2	0.2	100%
Technology leasing and support	0.2	0.1	0.1	100%
Depreciation and amortization	0.1	0.1	—	—
All other expenses	0.1	0.2	(0.1)	(50)%

Total expenses	$4.1	$3.7	$0.4	11%

Service fees: The increase resulted primarily from an increase in MasterCard purchase volume of 37% over the same period in 2004.

Provision for credit losses: Provision for credit losses for the MasterCard segment was $0.4 million in the first quarter of 2005, an increase of 100% from $.2 million in the same period in 2004. This increase is a result of increased purchase volume on our MasterCard stored value program.

Technology leasing and support: The increase reflected above was associated primarily with increased costs related to improving and maintaining our web-based product functionality.

Other matters affecting results of operations

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Financing interest expense	$1.4	$—	$1.4	100%

On February 22, 2005, we entered into a new credit facility totaling $350 million, which consisted of a $220 million term loan and a revolving credit facility that will provide borrowings of up to $130 million. We drew down $50 million of the revolving credit facility, which was paid to Cendant as part of a special dividend, and $33.8 million was used to support a letter of credit related to our derivative instruments. Subsequently, we paid down $20 million of the long-term debt. At March 31, 2005, we had total borrowings and commitments on the credit facility of $250 million.

We paid interest of LIBOR plus 175 basis points on the senior debt and the amount drawn on the revolving credit facility. We are forecasting to pay down additional amounts on the senior debt throughout this year, which would reduce our interest rate on these borrowings to LIBOR plus 150 basis points in the second half of the year. We paid LIBOR plus 12.5 basis points on our letter of credit for the quarter ended March 31, 2005. In addition, we paid 37.5 basis points of interest on approximately $46 million of amounts still available under the revolving credit agreement, which resulted in financing interest expense of $0.1 million.

One hundred shares of Series A non-voting convertible preferred stock were issued as part of the conversion of Wright Express LLC from a Delaware limited liability company to a Delaware corporation called Wright Express Corporation. We accrued a dividend equal to 4.3% of the liquidation value of the preferred stock of $10 million, which resulted in finance interest expense of $53 thousand. After June 30, 2005, the preferred stock will pay dividends of LIBOR plus 150 basis points.

We did not have any financial instruments in place during 2004. As such, we did not incur any financing interest expense in the first quarter of 2004.

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Realized and unrealized loss on derivatives	$44.2	$—	$44.2	100%

During the first quarter, we incurred realized losses on derivative instruments of $9.8 million. In January 2005, we entered into put and call option contracts based on the then current market price of unleaded gasoline which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005. This resulted in a loss of $8.5 million and was a non-cash event as our former parent company, Cendant settled the loss directly on our behalf. Subsequently, we entered into a new derivative arrangement. The derivatives were purchased in January 2005, with the wholesale gasoline market as the underlying pricing mechanism, to effectively lock in a retail fuel price range of approximately $1.88 — $1.95 per gallon on approximately 90% of our forecasted revenue subject to fuel price variance. The remaining instruments serially expire beginning in April 2005 through December 2006. Due to a rise in the wholesale price of fuel since our execution of the new derivative agreement, we recorded an unrealized loss on these investments of $34.4 million and a realized loss of $1.3 million attributed to our March 2005 contract in our condensed consolidated results of operations. Unrealized losses will not have a cash impact to us. As such, volatility in fuel prices will cause fluctuations to our revenue, realized and unrealized gain (loss) on derivatives and net income in our results of operations. Over the length of time the derivative contracts are in place, revenue fluctuations should approximate and neutralize fluctuations in the gains and losses on the derivative instruments.

Liquidity and Capital Resources

New indebtedness. For more information regarding our new indebtedness, see the discussion of financing interest expense contained in “Results of operations” above. Our new credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our new credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 3.50 to 1.00 at the end of each fiscal quarter until September 30, 2005, 3.00 to 1.00 at the end of each fiscal quarter until September 30, 2006, 2.50 to 1.00 at the end of each fiscal quarter until September 30, 2007, 2.00 to 1.00 at the end of each fiscal quarter until September 30, 2008 and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 at the end of each fiscal quarter until December 31, 2006 and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. In addition, the credit agreement contains various customary restrictive covenants that limit our and our subsidiaries’ ability to, among other things, (i) pay dividends, (ii) sell or transfer all or substantially all of our property or assets, (iii) incur more indebtedness or make guarantees, (iv) grant or incur liens on our assets, (v) make investments, loans, advances or acquisitions, (vi) engage in mergers, consolidations, liquidations or dissolutions, (vii) engage in transactions with our affiliates, (viii) enter into sales or leasebacks and (ix) change our accounting policies or reporting practices. Our bank subsidiary will not be subject to certain of these restrictions. We were in compliance with all covenants and restrictions at March 31, 2005.

Cash flows. The following table summarizes our cash flow activities for the three months ended March 31, 2005 and 2004, respectively:

	Three months
	ended March 31,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Cash provided by (used in):
Operating activities	$53.7	$4.0	$49.7	NM
Investing activities	(3.8)	(1.9)	(1.9)	(100)%
Financing activities	(60.4)	(5.2)	(55.2)	NM

Net change in cash and cash equivalents	$(10.5)	$(3.1)	$(7.4)	(239)%

NM – result of calculation is not meaningful

\

Our cash flows from operations include a net loss of $18.5 million in the first quarter of 2005 compared to a net income of $10.4 for the same period last year. The 2005 loss is offset by the following three significant events:

•	Cendant, our corporate parent, directly paid the $8.5 million for the realized loss on certain derivative instruments that were sold in January 2005.

•	The unrealized loss of $34.4 million relates to our derivative instruments. These instruments mature serially over the next 21 months.

•	A $5.7 million charge related to conversion of equity instruments.

Other significant changes in the three months ended March 31, 2005 compared to the same period a year ago are:

•	Related parties made a net settlement of $42.7 million dollars that were held in their accounts on December 31, 2004.

•	Deposits increased $23.1 million in the first quarter of 2005 compared to a $9.3 million increase in same period last year. This increase was used to fund additional accounts receivable due to the growth in payment processing transactions and the increase in price per gallon. In addition, deposits were utilized in place of borrowed federal funds as a source of operating debt based on the timing of the expiration of deposit agreements.

•	Borrowed federal funds decreased $6.7 million in the first quarter of 2005 compared to an increase of $24.7 million in same period last year. Borrowed federal funds were replaced with deposits as a source of operating debt.

During the same period a year ago, related party activity used $25.3 million of cash, as we were required to transfer any excess cash on hand to our corporate parent company. Related party activity will not be part of our cash flow statements after this quarter. All other activity within the cash flows from operating activities is consistent quarter over quarter. Excluding the non-cash events discussed above and the related party activity in each period, operations provided $17.2 million and $29.3 million of cash for the three months ended March 31, 2005 and 2004, respectively. We believe that cash generated from operations and from existing cash and cash equivalents will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and required debt repayments although timing differences between the payment of merchants and receipt of payments from customers, particularly in a rapidly rising fuel cost environment, could necessitate temporary borrowings under our revolving credit agreement. During April, we utilized our revolver for this reason. The amount drawn has since been repaid.

The increase in cash used for investing activities is due to the purchase of available-for-sale securities of $1.1 million in the three months ended March 31, 2005. There were no such securities purchased for the comparable period last year. These securities are purchased from time to time to meet certain investment objectives as determined by management and within the guidelines of our investment policy. In addition, we purchased an additional $0.6 million of property and equipment, predominantly related to updating our technology infrastructure, in the three months ended March 31, 2005 compared to the same period last year. Total capital expenditures for the full year 2005 are expected to be fairly consistent with the full year 2004. These expenditures will be used to further update our technology platform and the continued development and enhancement of our product offerings.

The following factors contributed to the significant change in cash flows from financing activities from year to year in the first quarter:

•	We paid a special dividend of $305.9 million to Cendant in the first quarter of 2005 prior to completing the IPO transaction. For the three months ended March 31, 2004, we paid Cendant dividends of $5.2 million.

•	We borrowed $270.0 million in debt that primarily funded the special dividend payment to Cendant. The debt issuance costs related to this financing totaled $4.6 million resulting in net proceeds of $265.4 million. In March 2005, we repaid $20.0 million of the outstanding debt. We expect to continue to make repayments on our financing debt in excess of those required for both the short and long term. Management will strive to minimize its outstanding debt under the new financing agreements by repaying amounts with excess cash whenever feasible. We did not have any debt activity in the first quarter of 2004.

Tax receivable agreement. As a consequence of our separation from Cendant, and our joint election to be made with Cendant to treat that separation as a qualified stock purchase under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions this year and in future periods. We expect to realize tax savings from these deductions and have recorded our initial estimate of these tax savings on the condensed consolidated balance sheets as $488.7 million in net deferred income tax assets. We are obligated, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. We have recorded $415.4 million for this obligation to Cendant as a liability on the condensed consolidated balance sheets. Both of these amounts are estimates, based on a number of factors, including a final determination of the value of the company and its individual assets. These amounts will change when we actually prepare the tax filings later in 2005. We have recorded the $73.3 million difference between the $488.7 million benefit and the $415.4 million liability to Cendant as an increase in stockholders’ interest. Under the terms of this agreement, we were not required to make a payment to Cendant during the three months ended March 31, 2005. Our first payment to Cendant is required in June 2005. Subsequent payments will be due whenever a quarterly estimated tax payment is made.

Transitional agreement. Concurrent with our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent public company and to govern continuing business arrangements between us and Cendant. Under the transitional agreement, Cendant agreed to provide us with various services that are important to our business. These services include, among others, human resources, employee benefits and payroll, internal audit services, and telecommunications and information technology.

Contractual obligations and off-balance sheet arrangements
Operating leases: We lease office space and office equipment under long-term operating leases, all of which are recorded in occupancy and equipment expenses. Under the terms of our lease agreement for our corporate offices entered into in May 2002, we pay a monthly fee of $0.2 million covering 179,000 square feet of office space. This lease will expire in April 2012.

Extension of credit to customers: We have entered into commitments to extend credit in the normal course of business in order to meet the financing needs of our customers. Our exposure to loss in the event of nonperformance by the customer for commitments to extend credit is limited to the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on balance-sheet instruments. Commitments to extend credit are agreements to lend to a customer, providing there is no violation of any condition established in the contract. Since many of the commitments significantly exceed the normal accounts receivable from the customers, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We had approximately $1.7 billion of commitments to extend credit at March 31, 2005.

Indebtedness. We have borrowings consisting of a $200 million term loan and a revolving credit facility with an outstanding balance of $50 million at March 31, 2005. The revolving credit facility expires February 22, 2010. We pay interest of 3-month LIBOR plus 175 basis points on the senior debt and the amount drawn on the revolving credit facility. Interest rates will be reduced as we meet various thresholds as defined in our Credit Agreement. We paid 3-month LIBOR plus 12.5 basis points on our letter of credit for the quarter ended March 31, 2005. In addition, we paid 37.5 basis points of interest on approximately $46 million of amounts still available under the revolving credit agreement.

Preferred stock. 100 shares of Series A non-voting convertible preferred stock was issued as part of the conversion of Wright Express LLC from a Delaware Limited Liability Company to a Delaware Corporation called Wright Express Corporation. We accrued a dividend equal to 4.3% of the liquidation value of the preferred stock of $10 million or $53 thousand. After June 30, 2005, the preferred stock will pay dividends of 3-month LIBOR plus 150 basis points. The Series A preferred stock is mandatorily redeemable at the option of the holder after the fifth anniversary of its issuance.

Tax receivable agreement. As discussed above under the heading “Tax receivable agreement,” we are obligated to pay to Cendant, on an after-tax basis, 85% of the amount of tax we are projected to save for each tax period as a result of the increased tax benefits we receive in connection with our separation from Cendant. We have recorded the $415 million for this obligation to Cendant as a liability on the condensed consolidated balance sheets.

Other contractual obligations: We have future cash obligations under various types of contracts. As discussed above we use borrowed federal funds and certificates of deposits to fund our accounts receivable balances. The life for all borrowed federal funds and certificates of deposits is 12 months or less. In addition, we lease office space and office equipment under long-term operating leases.

The table below summarizes the dollar amounts of our future contractual obligations as of March 31, 2005 for the periods specified:

	Remainder				2009 and
(in millions)	of 2005	2006	2007	2008	thereafter	Total

Operating leases:
Facilities	$2.6	$2.6	$2.5	$2.3	$5.5	$15.5
Equipment	2.6	2.2	1.0	—	—	5.8

Financing debt:
Principal repayments	15.0	35.0	40.0	40.0	120.0	250.0
Interest and fees	10.6	14.7	12.4	9.8	7.6	55.1

Tax receivable agreement	—	15.5	18.9	19.4	361.6	415.4
Deposits	168.4	49.0	—	—	—	217.4
Borrowed federal funds	20.4	—	—	—	—	20.4
Technology services	0.6	0.6	0.7	0.7	—	2.6

Total	$220.2	$119.6	$75.5	$72.2	$494.7	$982.2

Critical Accounting Estimates

Many accounting estimates and assumptions involved in the application of accounting principles generally accepted in the United States of America have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be most important to the portrayal of our financial condition and results of operations and therefore a “critical accounting estimate” where:

•	the nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition or operating performance is material.

Reserve for Credit Losses. Our reserve for credit losses is an estimate of the amounts currently recorded in gross accounts receivable that will not be ultimately collected. The reserve reduces the accounts receivable balances as reported in the financial statements to their net realizable value. At March 31, 2005 the reserve for credit losses was approximately $4.9 million. Management estimates these reserves based on assumptions and other considerations, including a review of accounts receivable balances which become past due, past loss experience, customer payment patterns, current economic conditions, known fraud activity in the portfolio and industry averages.

Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:

•	a 6-month rolling average of actual charge-off experience;(1)

•	amounts currently due;

•	the age of the balances, and;

•	estimated bankruptcy rates.

(1)	Management elected to utilize a 6-month rolling average of charge-off experience as it reflects the best estimate of losses for the portfolio.

Management believes the current assumptions and other considerations used to estimate the reserve for credit losses is appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating the reserves, the resulting change could have a material adverse effect on Wright Express’ consolidated results of operations, and in certain situations could have a material adverse effect on Wright Express’ financial condition.

The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at March 31, 2005:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported March 31, 2005	$4,919
Increase in loss rate by:
10%	$455
20%	$910
30%	$1,365

Goodwill and Identifiable Intangible Assets. In connection with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, we are required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Management assesses goodwill for such impairment by comparing the carrying value of the company to its estimated fair value. When determining fair value, management utilizes various assumptions including projections of future cash flows and incorporated assumptions we believe marketplace participants would utilize. When available, and as appropriate, management uses comparative market multiples to corroborate the discounted cash flow results. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings.

The carrying value of amortizable intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, is less than the carrying value of the asset. Indefinite-lived intangible assets were tested for impairment and written down to fair value, if necessary, as required by SFAS No. 142. During the periods presented in the accompanying condensed consolidated financial statements, no intangible assets were determined to be impaired.

Management considers the following factors to be significant estimates and assumptions with regard to goodwill allocation and subsequent impairment testing:

•	the determination of the method that is most appropriate to allocate goodwill to the reporting unit level;

•	the determination of the most appropriate method to measure each reporting unit’s fair value, and;

•	the judgments, assumptions and estimates used to develop the five-year plan.

Management believes the current assumptions and other considerations used to assess goodwill impairment are appropriate. However, if actual experience differs from the assumptions and other considerations used in our goodwill impairment assessments, the resulting change could have a material adverse effect on Wright Express’ consolidated results of operations, and in certain situations could have a material adverse effect on Wright Express’ financial condition.

Impairment of Long-lived Assets. Management evaluates the recoverability of long-lived assets, upon indication of possible impairment, by measuring the carrying amount of the assets against the related estimated undiscounted cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the asset is adjusted to its estimated fair value.

Management considers the following factors to be significant estimates and assumptions with regard to impairment:

•	the determination of what constitutes an indication of possible impairment;

•	the estimation of future cash flows, and;

•	the determination of estimated fair value.

Management believes the current assumptions and other considerations used to assess impairment are appropriate. However, if actual experience differs from the assumptions and other considerations used in our impairment assessments, the resulting change could have a material adverse effect on Wright Express’ consolidated results of operations, and in certain situations could have a material adverse effect on Wright Express’ financial condition.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain statements that are forward-looking and are not statements of historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers:

•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Our failure to respond to competitive pressures with reduced fees or increased levels of capabilities and services.

•	Major oil companies who have not traditionally provided universally accepted transaction processing may issue competing products and information management services specifically tailored to their fleet customers.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services. In this regard, our top five strategic relationships are two of the largest North American oil companies and three of the largest domestic fleet management companies.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.

•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	Acts of terrorism, war, or civil disturbance.

•	A decline in general economic conditions could adversely affect our business.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes. There can be no assurance that we will achieve the projected level of fuel and service transactions.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings.

•	The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

The foregoing list of important factors is not exclusive.

Changes in Accounting Policies and Recently Issued Accounting Pronouncements

During the three months ended March 31, 2005, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123 Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires entities to recognize stock compensation expense for awards of entity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect that adoption of SFAS No. 123R will have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following Quantitative and Qualitative Disclosures about Market Risk should be read in conjunction with our registration statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2005.

Interest Rate Risk

On February 22, 2005, the Company entered into a credit agreement consisting of a five-year term loan in the amount of $220.0 million and a five-year revolving credit facility that provides for borrowings of up to $130.0 million. The term loan and the credit facility bear interest at floating rates tied to LIBOR. At March 31, 2005 the Company had borrowings of $200.0 million and $50.0 million on the term loan and credit facility, respectively. The term loan and credit facility bore interest at the rate of 4.625% at March 31, 2005.

On April 20, 2005, the Company entered into two interest rate swap contracts that fix the interest rate on a portion of the variable rate term loan and the variable rate revolving credit facility. See Note 17 — “Subsequent Event” to the unaudited condensed consolidated financial statements.

On February 22, 2005, the Company issued 100 shares of Series A non-voting convertible preferred stock at $100,000 per share. The Series A non-voting convertible preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR plus 150 basis points, multiplied by price per share of the Series A non-voting convertible preferred stock. The Series A non-voting convertible preferred stock bore interest at a rate of 4.3% at March 31, 2005.

Commodity Price Risk

On January 27, 2005, the Company entered into put and call option contracts (the “collars” or “derivatives”) based on the price of unleaded gasoline. The collars are intended to mitigate the effects of changes in fuel prices to the extent retail fuel prices fall below approximately $1.88 per gallon or rise above approximately $1.95 per gallon from April 2005 through December 2006. The value of these contracts will be adjusted each quarter to their then current market value and any realized and unrealized gains or losses that result from changes in the market value of these contracts will be reflected on our quarterly statement of income.

The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of the derivative instruments discussed above:

(in thousands, except per gallon data))

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(5,040)	$(3,360)	$(1,680)	$1,680	$3,360	$5,040
Expenses	(756)	(504)	(252)	252	504	756

Operating income	$(4,284)	$(2,856)	$(1,428)	$1,428	$2,856	$4,284

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, Management evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that: (1) the Company’s disclosure controls and procedures were effective as of March 31, 2005 in timely alerting them to internal information relating to the Company (including its consolidated subsidiaries) required to be included in reports filed or submitted by the Company to the Securities and Exchange Commission; and (2) there have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 - Commitments and Contingencies,” to the unaudited condensed consolidated financial statements.

Item 2. Recent Sales of Unregistered Equity Securities and Use of Proceeds

(a) The Company issued 40,000,000 shares of common stock and 100 shares of Series A non-voting convertible preferred stock to Cendant Mobility Services Corporation in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its initial public offering in February 2005. The issuance was exempt from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933. Each share of Series A preferred stock may, at the option of its holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. The Series A preferred stock may be converted into an aggregate of 444,444 shares of common stock at its initial conversion price. Conversion rights may only be exercised (x) after five years from the date of issuance or (y) immediately prior to a merger, acquisition or sale of all or substantially all of the Company’s assets.

(b) Not applicable.

(c) Not applicable.

Item 3. Default upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders following the initial public offering of the Company’s common stock on February 15, 2005.

Item 5. Other Information

We make available free of charge, through the investor relations area of the Company’s website, http://www.wrightexpress.com, our Form 10-K, Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with SEC on March 1, 2005, File No. 001-32426).

10.1	Employment Agreement, dated as of February 1, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Current

Exhibit No.	Description
Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.2	Employment Agreement, dated as of February 22, 2005, by and between Wright Express Corporation and Melissa D. Goodwin (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.4	Transitional Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10,2005, File No. 333-120679).

10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: April 29, 2005	By:	/s/ Melissa D. Goodwin
Melissa D. Goodwin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)