Form 10-Q
period 2005-06-30
Wright Express CORP
filed 2005-08-11
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32426
WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)
97 Darling Avenue
South Portland, ME 04106

(Address of principal executive office)
(207) 773-8171

(Registrant’s telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑  No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
          There were 40,191,872 shares of common stock $0.01 par value outstanding as of July 22, 2005.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets
Cash and cash equivalents	$27,548	$31,806
Accounts receivable (less reserve for credit losses of $4,715 in 2005 and $4,212 in 2004)	606,863	447,169
Due from related parties	—	134,182
Property, equipment and capitalized software, net	37,957	37,474
Deferred income taxes, net	489,377	502
Goodwill	135,047	135,047
All other assets	30,786	26,509

Total assets	$1,327,578	$812,689

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$282,548	$197,647
Accrued expenses	17,408	17,410
Deposits	294,520	194,360
Borrowed federal funds	6,583	27,097
Revolving line-of-credit facility	50,000	—
Term loan	182,674	—
Derivative instruments, at fair value	27,821	—
Other liabilities	404	459
Due to related parties	—	91,466
Amounts due to Cendant under tax receivable agreement	409,032	—
Preferred stock; 10,000,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 100 shares authorized, issued and outstanding	10,000	—

Total liabilities	1,280,990	528,439

Commitments and contingencies (Note 15)

Stockholders’ or Member’s Equity
Member’s contribution	—	182,379
Common stock $0.01 par value; 175,000,000 shares authorized; 40,188,687 shares issued and outstanding	402	—
Additional paid-in capital	49,666	—
Retained earnings (accumulated deficit)	(3,489)	101,869
Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps	13	—
Net unrealized gain (loss) on available-for-sale securities	(4)	2

Accumulated other comprehensive income	9	2

Total stockholders’ or member’s equity	46,588	284,250

Total liabilities and stockholders’ or member’s equity	$1,327,578	$812,689

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues
Payment processing revenue	$41,809	$32,921	$76,618	$61,117
Transaction processing revenue	4,288	4,190	8,395	9,507
Account servicing revenue	5,792	5,253	11,411	10,338
Finance fees	3,052	2,280	6,247	4,434
Other	2,370	2,595	6,842	5,441

Total revenues	57,311	47,239	109,513	90,837

Expenses
Salary and other personnel	13,450	12,215	32,167	24,291
Service fees	3,005	1,617	6,547	4,742
Provision for credit losses	1,940	1,920	4,877	4,549
Technology leasing and support	2,099	1,860	4,176	3,524
Occupancy and equipment	1,432	1,340	2,874	2,517
Depreciation and amortization	2,684	2,059	4,656	4,171
Operating interest expense	3,192	987	5,453	2,072
Operating interest income	—	(664)	—	(1,275)
Other	3,482	3,601	7,401	6,876

Total expenses	31,284	24,935	68,151	51,467

Operating income	26,027	22,304	41,362	39,370
Financing interest expense	(4,133)	—	(5,519)	—
Realized and unrealized gains (losses) on derivative instruments	2,658	—	(41,544)	—

Income (loss) before income taxes	24,552	22,304	(5,701)	39,370
Provision (benefit) for income taxes	9,568	8,676	(2,212)	15,315

Net income (loss)	$14,984	$13,628	$(3,489)	$24,055

Earnings (loss) per share (on a pro forma basis for 2004):
Basic	$0.37	$0.34	$(0.09)	$0.60
Diluted	$0.37	$0.34	$(0.09)	$0.59

Weighted average common shares outstanding (on a pro forma basis for 2004):
Basic	40,186	40,185	40,186	40,185
Diluted	41,072	41,105	40,186	41,105
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ OR MEMBER’S EQUITY
(in thousands)
(unaudited)

					Retained	Other
			Additional		Earnings	Comprehensive
	Common Stock		Paid-in	Member’s	(Accumulated	Income
	Shares	Amount	Capital	Contribution	Deficit)	(Loss)	Total

Balance, December 31, 2004	—	$—	$—	$182,379	$101,869	$2	$284,250
Conversion of Wright Express, LLC to a Delaware corporation, including issuance of common shares	40,000	400	283,848	(182,379)	(101,869)	—	—
Issuance of preferred shares	—	—	(10,000)	—	—	—	(10,000)
Dividends paid	—	—	(305,887)	—	—	—	(305,887)
Stock-based compensation[1]	189	2	5,181	—	—	—	5,183
Capital contribution resulting from tax-receivable agreement	—	—	73,308	—	—	—	73,308
Capital contribution resulting from forgiveness of net amounts due to related party	—	—	3,216	—	—	—	3,216
Comprehensive income (loss):
Net loss	—	—	—	—	(3,489)	—	(3,489)
Unrealized loss on available-for-sale securities, net of tax effect of $(3)	—	—	—	—	—	(6)	(6)
Unrealized gain on interest rate swaps, net of tax effect of $8	—	—	—	—	—	13	13

Total comprehensive loss							(3,482)

Balance, June 30, 2005	40,189	$402	$49,666	$—	$(3,489)	$9	$46,588

[1]	Stock-based compensation includes $46 of stock options exercised during the period. The amount shown in equity excludes $896 of withholdings related to non-cash stock-based compensation activities for the six months ended June 30, 2005.
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(3,489)	$24,055
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on derivative instruments	27,821	—
Stock-based compensation	6,031	—
Depreciation and amortization	5,333	4,171
Deferred taxes	(161)	(191)
Provision for credit losses	4,877	4,549
Loss (gain) on disposal of property and equipment	(118)	157
Changes in operating assets and liabilities:
Accounts receivable	(164,571)	(137,740)
Other assets	(1,706)	(960)
Accounts payable	84,901	81,925
Accrued expenses	31	773
Deposits	100,160	85,941
Borrowed federal funds	(20,514)	(23,966)
Other liabilities	(55)	(728)
Amounts due to Cendant under tax receivable agreement	(6,379)	—
Due to/from related parties	45,051	(28,346)

Net cash provided by operating activities	77,212	9,640

Cash flows from investing activities
Purchases of property and equipment	(5,145)	(4,066)
Sales of property and equipment	125	23
Purchases of available-for-sale securities	(1,096)	(972)
Maturities of available-for-sale securities	121	333

Net cash used for investing activities	(5,995)	(4,682)
Cash flows from financing activities
Dividends paid	(305,887)	(11,985)
Net borrowings on revolving line of credit	50,000	—
Loan origination fees paid for revolving line of credit	(1,704)	—
Borrowings on term loan, net of loan origination fees of $2,884	217,116	—
Repayments on term loan	(35,000)	—

Net cash used for financing activities	(75,475)	(11,985)

Net change in cash and cash equivalents	(4,258)	(7,027)
Cash and cash equivalents, beginning of period	31,806	22,134

Cash and cash equivalents, end of period	$27,548	$15,107

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004

Supplemental cash flow information:
Interest paid	$7,975	$2,041
Income taxes paid	$3,870	$—
The following non-cash transactions occurred during the six months ended June 30, 2005:
•	The Company’s tax basis of its assets increased creating a deferred tax asset of $488,719. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 15, “Commitments and contingencies”), which provides that the Company will make payments estimated at $415,411 over the next 15 years. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as $73,308 of stockholders’ equity.

•	The Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100% of their interest in the Company.

•	The Company issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion (see Note 14, “Preferred stock”).
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)
1. Nature of business and basis of presentation
The accompanying condensed consolidated financial statements include the accounts and transactions of Wright Express Corporation and its wholly owned subsidiaries, Wright Express Financial Services Corporation (“FSC”) a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”), Wright Express Solutions and Technologies, LLC and Wright Express Fueling Solutions Corporation (collectively, the “Company” or “Wright Express”). The Company provides payment processing and information management services to the vehicle fleet industry in the U.S.
On February 22, 2005, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000,000 shares of common stock with a $0.01 par value per share, and 100 shares of Series A non-voting convertible, redeemable preferred stock to Cendant Mobility Services Corporation in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO.
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
The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated results of operations and condensed consolidated statements of cash flows as the results for the six months ended June 30, 2005 and the condensed consolidated results of operations and condensed consolidated statements of cash flows as the results for the three and six months ended June 30, 2004 reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying condensed consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 11, “Related parties,” for a more detailed description of transactions with Cendant.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
2. Stock-based compensation
Under Cendant’s stock-based compensation plans, Cendant common stock awards were granted to the Company’s employees. Prior to January 1, 2003, the Company measured its stock-based compensation using the intrinsic value approach under Accounting Principles Board (“APB”) Opinion No. 25, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company did not record compensation expense upon Cendant’s issuance of common stock options to the Company’s employees because the option terms were fixed and the exercise price equaled the market price of the underlying common stock on the date of grant.
On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, which is considered by the Financial Accounting Standards Board (“FASB”) to be the preferable accounting method for stock-based employee compensation. The Company also adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company now expenses employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.
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
The expenses associated with these grants and conversions are reflected in the condensed consolidated results of operations as a component of salary and other personnel expense for the periods ended June 30, 2005. Stock-based compensation costs related to the February 2005 conversion of prior restricted stock grants totaled $5,581 ($3,416 net of tax).
During the three and six months ended June 30, 2005, amounts related to stock-based compensation were cash settled with the Company’s parent company, Cendant, the issuer of the restricted stock units. As such, the Company has reflected the amounts paid to Cendant during the period as a change in the due to/from related parties line in the condensed consolidated statements of cash flows.
The weighted average assumptions used to value stock options converted in February 2005 are as follows:

Expected life	Exercise price	Volatility	Risk free rate	Dividend yield	Fair value

5.3 years	$13.72	30.00%	3.38%	0.00%	$7.29
	per share				per share

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees for all periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Reported net income (loss)	$14,984	$13,628	$(3,489)	$24,055
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	217	76	3,691	153
Less:
Total stock-based employee compensation expense,	(217)	(207)	(3,819)	(428)
net of tax

Pro forma net income (loss)	$14,984	$13,497	$(3,617)	$23,780

Earnings (loss) per share, as reported (on a pro forma basis for 2004):
Basic	$0.37	$0.34	$(0.09)	$0.60
Diluted	$0.37	$0.34	$(0.09)	$0.59

Pro forma earnings (loss) per share (on a pro forma basis for 2004):
Basic	$0.37	$0.33	$(0.09)	$0.59
Diluted	$0.37	$0.33	$(0.09)	$0.58
3. Reserves for credit losses
The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Balance, beginning of period	$4,919	$5,655	$4,212	$5,499
Provision for credit losses	1,940	1,920	4,877	4,549
Charge-offs	(3,106)	(2,506)	(6,107)	(5,688)
Recoveries of amounts previously charged-off	962	635	1,733	1,344

Balance, end of period	$4,715	$5,704	$4,715	$5,704

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
4. Available-for-sale securities
Available-for-sale securities have been included in all other assets on the condensed consolidated balance sheets. The Company’s available-for-sale securities are presented below:

		Gross	Gross
		Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value

FNMA mortgage-backed securities	$3,657	$9	$34	$3,632
Auto-lease backed securities	14,585	4	—	14,589

Asset-backed securities	18,242	13	34	18,221
Other equity securities	522	15	—	537

Total available-for-sale securities	$18,764	$28	$34	$18,758

		Gross	Gross
		Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
FNMA mortgage-backed securities	$2,692	$149	$157	$2,684
Auto-lease backed securities	14,585	—	—	14,585

Asset-backed securities	17,277	149	157	17,269
Other equity securities	512	12	1	523

Total available-for-sale securities	$17,789	$161	$158	$17,792

The gross unrealized losses related to the FNMA mortgage-backed securities were due to changes in interest rates. These gross unrealized losses have been in a loss position for less than twelve months. The Company’s management has determined that the gross unrealized losses on its investment securities at June 30, 2005 and December 31, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
5. Property, equipment and capitalized software, net
Property, equipment and capitalized software, net, consisted of:

	June 30,	December 31,
	2005	2004

Furniture, fixtures and equipment	$17,169	$16,292
Computer software	41,749	19,101
Software under development	2,046	20,664
Leasehold improvements	2,801	2,591

	63,765	58,648
Less accumulated depreciation and amortization	(25,808)	(21,174)

Total	$37,957	$37,474

6. Goodwill and other intangible assets
Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—
Other	23	(1)	22	—	—	—

	$2,495	$(2,473)	$22	$2,472	$(2,472)	$—

Unamortized Intangible Assets
Goodwill			$135,047			$135,047
Trademark			$2,421			$2,421

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
7. Accounts payable
Accounts payable consisted of:

	June 30,	December 31,
	2005	2004

Merchants payable (1)	$276,846	$190,470
Other payables	5,702	7,177

Total	$282,548	$197,647

(1)	Merchants payable consist of amounts owed to major oil companies, fuel retailers, vehicle maintenance providers and MasterCard on behalf of the Company’s customers and the customers of the Company’s strategic relationships.
8. Deposits and borrowed federal funds
Certificates of deposit. At June 30, 2005 and December 31, 2004 scheduled maturities of certificates of deposit of $290,128 and $80,884, respectively, were one year or less. The weighted average cost of funds on certificates of deposit approximated 3.32% and 2.52% at June 30, 2005 and December 31, 2004, respectively.
Non-interest bearing deposits. The Company may require customers to make collateral deposits for their credit accounts. These deposits were $4,392 and $4,784 at June 30, 2005 and December 31, 2004, respectively.
Money market deposits. The Company accepted mortgage escrow deposits in the form of money market deposits. Under the Company’s mortgage escrow program, the Company accepted cash deposits from Cendant Mortgage Corporation (“Cendant Mortgage”) and held them in escrow. The Company paid property taxes and homeowners insurance on behalf of the mortgage holders and incurred interest expense on the funds held. All amounts escrowed were due to be paid out in less than one year. The Company’s mortgage escrow program with Cendant Mortgage was discontinued at the end of the first quarter of 2005. There were no money market deposits on hand at June 30, 2005. These deposits were $108,692 at December 31, 2004.
Borrowed federal funds. The Company had federal funds lines-of-credit totaling $80,000 and $65,000 at June 30, 2005 and December 31, 2004, respectively. These lines-of-credit were with various financial institutions and had an average rate of 3.01% and 2.94% during the three and six months ended June 30, 2005, respectively and 1.21% and 1.19% during the three and six months ended June 30, 2004, respectively. At June 30, 2005 and December 31, 2004 the average rate on the outstanding lines-of-credit was 3.50% and 2.35%, respectively. Of the amounts available on the federal funds lines-of-credit, the Company had $6,583 and $27,097 outstanding at June 30, 2005 and December 31, 2004, respectively.
9. Financing debt
On February 22, 2005, the Company entered into a revolving line-of-credit facility agreement that provided a total available line-of-credit of $130,000. Borrowings on the line-of-credit with at least 3 days notice carry interest based on the 1-month, 3-month, or 6-month LIBOR, at the Company’s option. Draws on the line-of-credit with less than 3 days notice carry interest based on the prime rate. At the time the Company entered into the revolving facility, it borrowed $50,000. This balance carries a variable interest rate based on the 1-month LIBOR. The average rate for the period the revolving facility was outstanding during the three and six months ended June 30, 2005 was 4.81% and 4.70%, respectively. The rate at June 30, 2005 was 5.06%. Interest expense related to the amount outstanding

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
on the line-of-credit totaled $615 and $843 for the three and six months ended June 30, 2005, respectively. In connection with the line-of-credit, the Company paid loan origination fees of $1,704. These fees have been recorded as other assets on the condensed consolidated balance sheets. Loan origination fees are amortized on a straight-line basis over the term of the credit agreement. Amortization of the loan origination fees for the three and six months ended June 30, 2005 totaled $87 and $119, respectively, and have been included in financing interest expense on the condensed consolidated results of operations. The Company pays a fee for the unused portion of the line of credit. This fee for the three and six months ended June 30, 2005 was 0.38% of the unused balance, which totaled $52 and $71 for those periods, respectively. Additionally, the Company has a $13,000 letter of credit associated with the revolving line-of-credit facility. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. For the three and six months ended June 30, 2005 this fee was 1.88% of the liquidation value or $112 and $172, respectively. The revolving line-of-credit facility expires in February 2010.
Also on February 22, 2005, the Company entered into a term loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees are amortized using the effective interest rate method. The term loan also bears a variable interest rate that is based on LIBOR. The average rates for the period the term loan was outstanding during the three and six months ended June 30, 2005 were 4.81% and 4.70%, respectively. The rate in effect at June 30, 2005 was 5.06%. Interest expense related to the term loan totaled $2,386 and $3,367 for the three and six months ended June 30, 2005, respectively. Amortization of the loan origination fees for the three and six months ended June 30, 2005 totaled $546 and $558, respectively, and has been included in financing interest expense in the condensed consolidated financial results of operations. The term loan requires repayment in quarterly principal amounts over 5 years. The loan does allow for prepayment of principal. The Company repaid $15,000 and $35,000 of the initial loan amount during the three and six months ended June 30, 2005, respectively.
The new credit agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all covenants and restrictions at June 30, 2005.
As of June 30, 2005, the remaining scheduled principal repayments under the term loan were as follows:

Principal
repayment

2005	$9,487
2006	33,205
2007	37,949
2008	37,949
2009	52,179
2010	14,231

Total	$185,000

There were no outstanding financing debt obligations at December 31, 2004 and no financing interest expense was recorded for the three or six months ended June 30, 2004.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
10. Derivative instruments
The Company uses derivative instruments to manage the volatility in fuel prices. In January 2005, the Company entered into put and call option contracts based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005. Subsequently, the Company entered into a new derivative arrangement, also purchased in January 2005, with the wholesale gasoline market as the underlying pricing mechanism, to effectively lock in a retail fuel price range of approximately $1.88 — $1.95 on approximately 90% of the Company’s forecasted revenue subject to fuel price variances. These instruments serially expire from April 2005 through December 2006. Realized losses on the contracts totaled $3,895 and $13,723 for the three and six months ended June 30, 2005, respectively. The realized losses for the six months ended June 30, 2005 included the termination of the initial contracts that extended past March 2005 resulting in a loss of $8,450. At June 30, 2005, the Company recognized a liability of $27,821 for the fair value of the derivative instruments on hand. The Company recognized an unrealized gain of $6,553 for the three months ended June 30, 2005 and an unrealized loss of $27,821 for the six months ended June 30, 2005 for the change in fair value of the derivative instruments on hand. Management intends to hold the derivative instruments until their scheduled maturities over the next 18 months.
After June 30, 2005 the Company entered into additional fuel price derivative instruments, as discussed in Note 17, “Subsequent event.”
On April 20, 2005, the Company entered into two interest rate swap contracts (the “Swaps”). The Swaps fix the interest payments on a portion of our variable rate term loan and variable rate revolving credit facility. The portion fixed by the two Swaps is shown in the aggregate in the following table:
(in millions)

Weighted average fixed base rate	3.85%

Portion of instruments fixed:
For the period April 22, 2005 through October 23, 2005	$140,000
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000
The variable rate of the Swaps is based upon the 1-month LIBOR. The variable rate of the Swaps resets and the Swaps settle on the 22nd of each month (or the following business day if the 22nd of the month is not a business day). Realized losses on these derivative instruments totaled $210 for the three and six months ended June 30, 2005 and have been recorded in financing interest expense on the condensed consolidated statements of results of operations. Unrealized gains on these derivative instruments totaled $21 ($13 net of tax) and have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheet as of June 30, 2005.
There were no outstanding derivative instruments at December 31, 2004. There were no realized or unrealized losses related to derivative instruments for the three or six months ended June 30, 2004.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
11. Related parties
There were no amounts due to or due from related parties at June 30, 2005.
At December 31, 2004 amounts due from related parties consisted of:

Balance

Amounts due from PHH Corporation:
Invested cash	$125,531
Amounts due from PHH Vehicle Management Services, LLC:
Accounts receivable	8,651

Total	$134,182

At December 31, 2004 amounts due to related parties consisted of:

Balance

Amounts due to (from) Cendant:
Income taxes payable	$82,944
Payroll-related charges	8,271
Corporate allocations	(315)
MasterCard line-of-credit (cash on hand)	2,066
Certificate of deposit	(1,500)

Total	$91,466

Activity with Cendant recorded in due to related parties consisted of:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Due to Cendant, beginning balance	$—	$64,520	$91,466	$50,976
Income taxes	—	12,524	(5,970)	19,219
Payroll-related charges	—	9,424	4,127	23,719
Corporate allocations	—	845	813	1,684
Dividend to forgive balance due from Cendant	—	—	8,687	—
MasterCard line-of-credit activity	—	579	(4,073)	1,513
Cash payments	—	(12,777)	(95,050)	(21,996)

Due to Cendant, ending balance	$—	$75,115	$—	$75,115

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
12. Dividends
On January 25, 2005 the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Cendant and the Company’s corporate parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Cendant and the Company’s new corporate parent as of February 1, 2005. Both of these dividends were declared prior to Wright Express becoming a publicly traded company.
13. Earnings per share
For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average common shares outstanding — Basic (1)	40,186,389	40,185,135	40,186,092	40,185,135
Unvested restricted stock units	346,926	349,220	—	349,220
Stock options	94,037	126,125	—	126,125
Convertible, redeemable preferred stock	444,444	444,444	—	444,444

Weighted average common shares outstanding — Diluted (1)	41,071,796	41,104,924	40,186,092	41,104,924

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—	347,297	—
Stock options	—	—	101,126	—
Convertible, redeemable preferred stock	—	—	444,444	—

Total	—	—	892,867	—

(1) on a pro-forma basis for 2004
14. Preferred stock
There were 100 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at June 30, 2005 with a par value of $0.01 per share and a liquidation value of $100,000 per share. Except in limited circumstances, and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible, redeemable preferred stockholders have no voting power with respect to the election of directors or any other stockholder matters.
The holder of each share of Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by the price per share of the Series A non-voting convertible, redeemable preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30%. The Company accrued $110 and $163 related to these dividends for the three and six months ended June 30, 2005. These dividends have been recorded as financing interest expense on the condensed consolidated results of operations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
Each share of Series A preferred stock may, at the option of its holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. The Series A preferred stock may be converted into an aggregate of 444,444 shares of common stock at its initial conversion price. Conversion rights may only be exercised after February 2010, or immediately prior to a merger, acquisition or sale of all or substantially all of the Company’s assets.
Beginning in February 2010, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible, redeemable preferred stock for a price per share in cash or shares of common stock equal to 101% of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible, redeemable preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible, redeemable preferred stock for a price per share in cash equal to the liquidation preference on the redemption date or, at the Company’s option, shares of the Company’s common stock having the fair market value of the redemption price. After February 2015, all of the outstanding shares of Series A non-voting convertible, redeemable preferred stock shall be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.
15. Commitments and contingencies
Litigation. On October 14, 2003, the bankruptcy trustee of Enron Corporation filed a complaint against the Company for preference and fraudulent transfer claims in the United States Bankruptcy Court for the Southern District of New York. Additional claims were added by way of an amended complaint filed on December 1, 2003. The total claims outstanding at June 30, 2005 were $3,305. Although the Company believes the claims are without merit, it cannot predict the ultimate outcome of this matter. However, using management’s best estimates based on similar historical cases and in consideration of the facts of the case, the Company recorded a legal reserve of $450, which is included in accrued expenses in the condensed consolidated balance sheets.
In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Tax receivable agreement. As a consequence of the Company’s separation from Cendant, and its joint election to be made with Cendant to treat that separation as a qualified stock purchase under section 338 of the Internal Revenue Code, the Company expects to become entitled to additional tax deductions this year and in future periods. The Company expects to realize tax savings from these deductions and has recorded its initial estimate of these tax savings on the condensed consolidated balance sheets as $488,719 in net deferred income tax assets. The Company is obligated, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company is projected to save for each tax period as a result of these increased tax benefits. The Company has recorded the $409,032 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. The Company has recorded the $73,308 difference between the $488,719 benefit and the original $415,411 liability to Cendant as an increase in stockholders’ interest.
16. Segment Information
Management evaluates the operating results of its reportable segments based upon revenues and “adjusted net income,” which is defined as net income (loss) adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 10, “Derivative instruments”) and stock-based compensation costs related to the February 2005 grant and prior restricted stock grants (as discussed in Note 2, “Stock-based compensation”). The Company’s presentation of

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except share and per share data)
(unaudited)
adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. Presented below are the revenues and adjusted net income for each of the Company’s reportable segments and the reconciliation of adjusted net income to net income (loss).

	Three months ended June 30,
	2005		2004
		Adjusted net		Adjusted net
	Revenues	income	Revenues	income

Wright Express	$53,684	$10,700	$44,547	$13,258
Other	3,627	460	2,692	370

Total Company	$57,311	$11,160	$47,239	$13,628

Reconciliation:
Adjusted net income		$11,160		$13,628
Unrealized gains on derivative instruments		6,553		—
Tax impact		(2,729)		—

Net income		$14,984		$13,628

	Six months ended June 30,
	2005		2004
		Adjusted net		Adjusted net
	Revenues	income	Revenues	income

Wright Express	$101,042	$21,619	$84,212	$23,547
Other	8,471	883	6,625	508

Total Company	$109,513	$22,502	$90,837	$24,055

Reconciliation:
Adjusted net income		$22,502		$24,055
Unrealized losses on derivative instruments		(27,821)		—
Loss related to the termination of the derivative contracts that extended past March 2005		(8,450)		—
Costs associated with the conversion of equity instruments and vesting of restricted cash units		(5,723)		—
Tax impact		16,003		—

Net income (loss)		$(3,489)		$24,055

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except share and per share data)
(unaudited)
17. Subsequent event
On July 6, 2005, the Company purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively the “Options”). The Options have an aggregate notional amount of approximately 24 million gallons of gasoline and diesel fuel and will expire on a monthly basis during the first three quarters of 2007. The settlement of the Options is based upon the U.S. Department of Energy’s weekly retail on-highway national US average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month. The Options lock in a weighted average floor price of approximately $2.29 per gallon and a weighted average ceiling price of approximately $2.36 per gallon. These Options are accounted for in the same manner as the fuel price derivative instruments described in Note 10, “Derivative instruments”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. This discussion also provides information about the financial results of the segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with both our financial statements as of June 30, 2005, and the three and six months then ended and the notes accompanying those financial statements, and our audited financial statements as of December 31, 2004, and the year then ended and the notes accompanying those financial statements as contained in our Form S-1 filed with the SEC on February 14, 2005.
Background
Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. We provide fleets using our services with detailed transaction data, analysis tools and purchase control capabilities.
Our operations are organized as follows:
•	Wright Express includes the direct, co-branded, private label and the distributor operating segments. These segments have been presented as one reportable segment due to their similar economic characteristics, services, customers and processes.

•	The MasterCard operating segment, which does not meet the quantitative thresholds for a reportable segment, is reported as “Other” in our financial statements.
Overview
We completed our initial public offering (the “IPO”) in February 2005. Concurrent with the completion of this offering, all of the membership interests in Wright Express LLC were converted into two classes of stock: (1) common stock and (2) Series A non-voting convertible, redeemable preferred stock (the “convertible preferred stock”). As a result of this transaction, in the first quarter, we incurred certain charges that are detailed below that are not expected in future periods. In addition, we paid our former parent company, Cendant, a special dividend of approximately $306 million. This dividend was financed through a new credit facility entered into in February 2005.
Significant items occurring during the three and six months ended June 30, 2005 include:
•	We paid $15 million and $35 million in principal of the long-term debt in the three and six months ended June 30, 2005, respectively.

•	Average expenditure per fuel payment processing transaction grew to $44.03 and $41.64 for the three and six months ended June 30, 2005, respectively, an increase of 21 percent and 22 percent from the same periods a year ago.

•	Average fuel price per gallon was $2.20 and $2.09 for the three and six months ended June 30, 2005, respectively, compared with $1.86 and $1.75 for the same periods a year ago, an increase of 18 percent and 19 percent, respectively.

•	Average number of vehicles serviced increased 8 percent for the three and six months ended June 30, 2005 from the same periods last year to 4.0 million in each period.

•	Total fuel transactions processed increased 10 percent and 9 percent from the same periods last year to 56.8 million and 109.3 million, respectively. In addition, payment processing transactions increased 12 percent and 10 percent from the same periods last year to 40.9 million and 78.3 million, respectively. Finally, transaction processing transactions increased 5 percent to 15.9 million and 31.0 million, respectively, compared to the same periods a year ago.

•	Total MasterCard purchase volume grew to $225.7 million and $481.1 million, an increase of 32 percent and 34 percent from the comparable periods a year ago.

•	The average interest rate for borrowing money to fund our accounts receivable increased from 1.2% and 1.3% for the three and six months ended June 30, 2004, respectively, to 3.2% and 2.8% for the three and six months ended June 30, 2005, respectively.

•	Our provision for credit loss was $1.9 million for the three months ended June 30, 2005 and June 30, 2004. Although total expenditures by vehicles serviced increased 36%, credit loss remained consistent period over period. Total credit loss for the periods as a percentage of total expenditures on payment processing transactions declined from 14.5 basis points during the three months ended June 30, 2004 to 11.3 basis points in the same period in 2005. Total credit loss as a percentage of total expenditures on payment processing transactions declined from 17.5 basis points during the six months ended June 30, 2004 to 13.8 basis points in same period in 2005.
Other matters that have affected our results of operations. In reading our combined financial statements, you should be aware of the following additional factors that our management believes are important in understanding our financial performance:
•	Fuel prices. Approximately 61% and 60% of total revenues in the three and six months ended June 30, 2005, respectively, and 62% and 60% of total revenues in the three and six months ended June 30, 2004, respectively, were directly tied to the price of fuel. For most of our revenues, changes in retail fuel prices closely correlate with the average customer expenditure per payment processing transaction. We expect the number of fuel transactions that we process and the average number of gallons per transaction to continue to increase over time; however, we cannot predict changes in retail fuel prices.

•	Derivative instruments. We entered into derivatives contracts in January 2005 consisting of put and call options based on wholesale fuel prices. The wholesale option prices on the put and call contracts correlate to a retail price per gallon of approximately $1.88 for the floor and $1.95 for the ceiling. The market value of these instruments is volatile. The contracts we own expire serially each month through December 2006, inclusive. Changes in the fair value of these derivative instruments are recorded below operating income in our results of operations. Unrealized gains or losses do not impact cash balances. As such, volatility in fuel prices will cause fluctuations to our revenue, realized and unrealized gain (loss) on derivative instruments and net income in our results of operations. Over the length of time the derivative contracts are in place, revenue fluctuations should approximate and neutralize fluctuations in the realized gains and losses on the derivative instruments. On July 6, 2005, we entered into additional derivatives contracts also consisting of put and call options. These contracts will expire on a monthly basis during the first three quarters of 2007. The contracts are based upon the U.S. Department of Energy’s weekly diesel fuel price index and New York Mercantile Exchange (“NYMEX”) unleaded gasoline contracts. The wholesale option prices on the contracts correlate to a weighted average floor price of approximately $2.29 per gallon and a weighted average ceiling price of approximately $2.36 per gallon. We intend to make additional purchases on a periodic basis, such that, approximately 90 percent of our fuel price sensitive earnings would be subject to a collar.

•	Interest rates. We fund our accounts receivable by raising deposits and borrowing federal funds through our wholly owned industrial bank subsidiary, Wright Express Financial Services Corporation. We pay interest on these deposits and borrowings and reflect these amounts as operating interest expense. Changes in short-term interest rates will affect the rate we pay on these borrowings and, accordingly, our earnings. We entered into credit facilities that were used to pay our special dividend to Cendant and support our letter of credit. In April 2005, we executed interest rate swaps with the intention of hedging the risk of variability associated with future cash flows related to interest payments on variable rate debt instruments. Our outstanding term loan and a revolving credit facility require interest payments tied to LIBOR. Changes in LIBOR could affect the amount of financing interest expense and impact our earnings. Through the use of the interest rate swaps, management intends to reduce the impact of changes in cash flows related to these interest payments, and therefore, reduce the earnings volatility that could otherwise be generated by these debt instruments.

Financial Position
Our financial condition at June 30, 2005 and December 31, 2004 is summarized below:

(in millions)	June 30,	December 31,	Change
	2005	2004	Amount	Percent

Assets
Cash and cash equivalents	$27.5	$31.8	$(4.3)	(14)%
Accounts receivable, net	606.9	447.2	159.7	36%
Due from related parties	—	134.2	(134.2)	NM
Deferred income taxes	489.4	0.5	488.9	NM
All other assets	203.8	199.0	4.8	2%

Total assets	$1,327.6	$812.7	$514.9	63%

Liabilities and stockholders’ or member’s equity
Accounts payable	$282.5	$197.6	$84.9	43%
Deposits and borrowed federal funds	301.1	221.5	79.6	36%
Due to related parties	—	91.5	(91.5)	NM
Borrowings under credit agreement, net	232.7	—	232.7	NM
Due to Cendant under tax receivable agreement	409.0	—	409.0	NM
All other liabilities	55.7	17.8	37.9	NM

Total liabilities	1,281.0	528.4	752.6	142%
Stockholders’ or member’s equity	46.6	284.3	(237.7)	(84)%

Total liabilities and stockholders’ or member’s equity	$1,327.6	$812.7	$514.9	63%

NM – result of calculation is not meaningful
Total assets increased primarily from a deferred tax asset of $488.7 million recorded as a result of the increase in our tax basis, discussed in the “Liquidity and Capital Resources” section below, due to our reorganization as part of the IPO completed in the first quarter of 2005. In addition, our accounts receivable increased as a result of 16% higher expenditures per transaction for our payment processing services from December 2004 to June 2005. This increase added $86.8 million to total assets. These increases were partially offset by the settlement of the amounts due from related parties. We settled all related party activity with Cendant in February 2005.
The increase in total liabilities as of June 30, 2005 compared to December 31, 2004 is primarily attributed to a tax receivable agreement with Cendant where we agreed to pay Cendant 85% of the tax savings that results from our higher tax basis highlighted above. The liability related to the tax receivable agreement is currently recorded at $409.0 million. In addition, our new debt, net of repayments of $35.0 million, reflected above as borrowings under credit agreement, increased total liabilities by $232.7 million. In addition, accounts payable and deposits and borrowed federal funds increased to fund the increase in accounts receivable.
Stockholders’ or member’s equity decreased as we paid a special dividend to Cendant of $305.9 in February 2005. The decrease was offset by $73.3 million recorded directly to equity as part of our increase in the tax basis of our assets. This amount represents the difference between the deferred tax asset recognized and the amounts due to Cendant under the tax-receivable agreement.

Results of Operations
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
The following table reflects total revenues and operating expenses by reportable segment:

	Three months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Wright Express	$53.6	$44.5	$9.1	20%
Other	3.7	2.7	1.0	37%

Total revenues	$57.3	$47.2	$10.1	21%

Expenses
Wright Express	$28.4	$22.9	$5.5	24%
Other	2.9	2.1	0.8	38%

Total expenses	$31.3	$25.0	$6.3	25%

Profit contribution margin	45%	47%
Wright Express. The following table reflects revenues and comparative key operating statistics for our aggregated Wright Express segment for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,		Increase (decrease)
(in millions, except per transaction and per gallon data)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$38.4	$30.9	$7.5	24%
Transaction processing revenue	4.3	4.2	0.1	2%
Account servicing revenue	5.8	5.2	0.6	12%
Finance fees	3.0	2.3	0.7	30%
Other	2.1	1.9	0.2	11%

Total revenue	$53.6	$44.5	$9.1	20%

Key operating statistics
Number of transactions processed
Payment processing transactions	40.9	36.6	4.3	12%
Transaction processing transactions	15.9	15.2	0.7	5%

Total transactions processed	56.8	51.8	5.0	10%

Average expenditure per
payment processing transaction	$44.03	$36.32	$7.71	21%
Average price per gallon	$2.20	$1.86	$0.34	18%
Average number of vehicles serviced	4.0	3.7	0.3	8%

Payment processing revenue:
•	Increased as a result of the 12% increase in payment processing transactions. Most of the transaction growth was due to an 8% increase in vehicles serviced.

•	Increased due to higher average expenditure per payment processing transaction compared to the same period in 2004. The increase in average expenditure per payment processing transaction was primarily a result of the 18% increase in the price of fuel period over period and larger transaction sizes as measured in gallons of fuel. The average gallons per transaction increased from 19.6 for the three months ended June 30, 2004 to 20.0 for the three months ended June 30, 2005.

•	Decreased by 8% compared to the same period in 2004 due to the renegotiation of long-term contracts with existing strategic relationships.
Account servicing revenue:
•	Increased due to the 8% increase in total vehicles serviced as we added new customers to our business and due to a 2% increase in the average fee.
Finance fees:
•	Increased due to higher average daily accounts receivable balances subject to late fees even though the delinquency rate in the portfolio decreased from 23% at June 30, 2004 to 19% at June 30, 2005. The higher daily accounts receivable balances predominantly resulted from higher fuel prices.
We expect to see continued competition in the large fleet and heavy truck segments of the market. We anticipate future growth primarily through further penetration of the small and medium fleet size and heavy truck markets.
The following table reflects comparative operating expenses for our aggregated Wright Express segment for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Salary and other personnel	$13.0	$11.6	$1.4	12%
Service fees	1.2	0.5	0.7	NM
Provision for credit losses	1.9	1.9	—	—
Technology leasing and support	1.8	1.7	0.1	6%
Depreciation and amortization	2.7	2.0	0.7	35%
Operating interest expense, net	3.0	0.3	2.7	NM
All other expenses	4.8	4.9	(0.1)	(2)%

Total expenses	$28.4	$22.9	$5.5	24%

NM – result of calculation is not meaningful
Salary and other personnel:
•	Increased primarily due to $0.8 million for additional employees needed for our finance, legal and human resources departments as part of operating as a public company.

•	Increased approximately $0.5 million for additional employees in our sales and customer service organizations to support our growing number of vehicles serviced.

•	Increased approximately $0.4 million because of employee and contractor salaries as we converted data to our new system platform.

•	Decreased $0.4 million as the three months ended June 30, 2004 included severance payments and recruiting costs, which were not incurred during the current period.

Service fees:
•	Increased because of costs related to third party services in connection with Sarbanes-Oxley Act compliance, investor relations, board of director fees and insurance, legal costs, employee benefit plan administration, stock exchange fees, and internal audit. We incurred $0.7 million related to these expenses during the three months ended June 30, 2005. We did not have these expenses in the same period a year ago.
Depreciation and amortization:
•	Increased due to $20 million of internally developed software placed into service in March 2005 related to our updated technology platform. As we continue to place components of our updated technology platform into service, we expect that our depreciation and amortization expense will continue to increase.
Operating interest expense, net:
•	Increased because any excess cash was transferred to our former parent company as part of the IPO; therefore, we no longer held a cash balance to which to credit interest income.

•	Increased due to higher interest rates. Rates increased to 3.2% for the three months ended June 30, 2005 from 1.2% in the same period in 2004.

•	Increased due to higher average operating debt balances. Average debt for the three months ended June 30, 2005 was $291.5 million compared to $179.1 million for the same period a year ago.
Other. The following table reflects the revenues and key operating statistics of our remaining segment for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$3.4	$2.0	$1.4	70%
Other	0.3	0.7	(0.4)	(57)%

Total revenue	$3.7	$2.7	$1.0	37%

Key operating statistics
Total MasterCard purchase volume	$225.7	$171.3	$54.4	32%
Payment processing revenue:
•	Increased because of the increase in MasterCard purchase volume of 32%.

•	Increased due to a 20% increase in the net interchange rate. The increase in the rate is due to larger growth within the purchasing card product at higher interchange rates. In addition, rebates were a smaller percentage of total MasterCard purchase volume during the three months ended June 30, 2005 compared to the same period a year ago. We do expect the growth in the purchasing card product to continue, but we do not expect the rebate trend to continue.
Other revenue:
•	Decreased primarily as a result of an incentive payout in 2004. The incentive payout was based upon reaching certain spending thresholds of MasterCard purchase volume. We reached the threshold during the three months ended June 30, 2004 but not during the three months ended June 30, 2005.

The following table reflects comparative operating expenses for our remaining segment for the three months ended June 30, 2005 and 2004:

	Three months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Salary and other personnel	$0.5	$0.7	$(0.2)	(29)%
Service fees	1.8	1.1	0.7	64%
Provision for credit losses	—	0.1	(0.1)	(100)%
Technology leasing and support	0.3	0.1	0.2	NM
Depreciation and amortization	—	0.1	(0.1)	(100)%
All other expenses	0.3	—	0.3	NM

Total expenses	$2.9	$2.1	$0.8	38%

NM – result of calculation is not meaningful
Service fees:
•	Increased primarily due to an increase in MasterCard purchase volume of 32% over the same period in 2004.
Technology leasing and support:
•	Increased primarily because of increased costs related to improving and maintaining our web-based product functionality.
All other expenses:
•	Increased primarily as a result of an increase in the cost to fund MasterCard receivables growth versus the same period in 2004.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004
The following table reflects total revenues and operating expenses by reportable segment:

	Six months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Wright Express	$101.0	$84.2	$16.8	20%
Other	8.5	6.6	1.9	29%

Total revenues	$109.5	$90.8	$18.7	21%

Expenses
Wright Express	$61.2	$45.7	$15.5	34%
Other	7.0	5.8	1.2	21%

Total expenses	$68.2	$51.5	$16.7	32%

Profit contribution margin	38%	43%
Wright Express. The following table reflects revenues and comparative key operating statistics for our aggregated Wright Express segment for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,		Increase (decrease)
(in millions, except per transaction and per gallon data)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$70.8	$57.5	$13.3	23%
Transaction processing revenue	8.4	7.9	0.5	6%
Account servicing revenue	11.4	10.3	1.1	11%
Finance fees	6.2	4.5	1.7	38%
Other	4.2	4.0	0.2	5%

Total revenue	$101.0	$84.2	$16.8	20%

Key operating statistics
Number of transactions processed
Payment processing transactions	78.3	71.2	7.1	10%
Transaction processing transactions	31.0	29.5	1.5	5%

Total transactions processed	109.3	100.7	8.6	9%

Average expenditure per payment processing transaction	$41.64	$34.17	$7.47	22%
Average price per gallon	$2.09	$1.75	$0.34	19%
Average number of vehicles serviced	4.0	3.7	0.3	8%

Payment processing revenue:
•	Increased as a result of the 10% increase in payment processing transactions. Most of the transaction growth was due to an 8% increase in vehicles serviced.

•	Increased due to higher average expenditure per payment processing transaction compared to the same period in 2004. The increase in average expenditure per payment processing transaction was primarily a result of the 19% increase in the price of fuel period over period and larger transaction sizes as measured in gallons of fuel. The average gallons per transaction increased from 19.5 for the first half of 2004 to 19.9 for the first half of 2005.

•	Decreased by 7% compared to the same period in 2004 due to the renegotiation of long-term contracts with existing strategic relationships.
Transaction processing revenue:
•	Increased because of a 5% increase in the number of transactions. Transaction processing volume growth was largely due to the growth of existing relationships.
Account servicing revenue:
•	Increased due to the 8% increase in total vehicles serviced as we added new customers to our business and due to a 2% increase in the average fee.
Finance fees:
•	Increased due to higher average daily accounts receivable balances subject to late fees even though the delinquency rate in the portfolio decreased from 23% at June 30, 2004 to 19% at June 30, 2005. The higher daily accounts receivable balances predominantly resulted from higher fuel prices.
We expect to see continued competition in the large fleet and heavy truck segment of the market. We anticipate future growth primarily through further penetration of the small and medium fleet size and heavy truck markets.
The following table reflects comparative operating expenses for our aggregated Wright Express segment for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent
Salary and other personnel	$31.2	$23.0	$8.2	36%
Service fees	1.9	1.1	0.8	73%
Provision for credit losses	4.5	4.3	0.2	5%
Technology leasing and support	3.7	3.3	0.4	12%
Depreciation and amortization	4.6	4.0	0.6	15%
Operating interest expense, net	5.1	0.7	4.4	NM
All other expenses	10.2	9.3	0.9	10%

Total expenses	$61.2	$45.7	$15.5	34%

NM – result of calculation is not meaningful
Salary and other personnel:
•	Increased primarily because of the one-time, non-recurring charge of $5.7 million in the first half of the year associated with the issuance of:
•	Common stock in exchange for Cendant restricted stock units held by our executive officers and employees.

•	Options to purchase shares of our common stock in exchange for Cendant stock options held by our executive officers and employees.

•	Increased due to $0.8 million for additional employees needed for our finance, legal and human resources departments as part of operating as a public company.

•	Increased approximately $0.8 million for additional employees in our sales and customer service organizations to support our growing number of vehicles serviced.

•	Increased approximately $0.5 million because of employee and contractor salaries as we converted data to our new system platform.

•	Increased $0.5 million for sales commissions, bonuses and travel to support our growth in the first six months of 2005.
Service fees:
•	Increased because of costs related to third party services in connection with Sarbanes-Oxley Act compliance, investor relations, board of director fees and insurance, legal costs, employee benefit plan administration, stock exchange fees, and internal audit. We incurred $1.5 million related to these expenses during the six months ended June 30, 2005. We did not have these expenses in the same period a year ago.
Depreciation and amortization:
•	Increased due to $20 million of internally developed software placed into service in March 2005 related to our updated technology platform. As we continue to place components of our updated technology platform into service, we expect that our depreciation and amortization expense will continue to increase.
Operating interest expense, net:
•	Increased because any excess cash was transferred to our former parent company as part of the IPO; therefore, we no longer held a cash balance to which to credit interest income.

•	Increased due to higher interest rates. Rates increased to 2.8% for the six months ended June 30, 2005 from 1.3% in the same period in 2004.

•	Increased due to higher average operating debt balances. Average debt for the six months ended June 30, 2005 was $260.1 million compared to $163.3 million for the same period a year ago.
All other expenses:
•	Increased because of higher marketing and promotion expenses of $1 million in the first half of 2005 compared to the first half of 2004.
Other. The following table reflects the revenues and key operating statistics of our remaining segment for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent

Revenues
Payment processing revenue	$5.8	$3.6	$2.2	61%
Transaction processing revenue	—	1.6	(1.6)	(100)%
Other	2.7	1.4	1.3	93%

Total revenue	$8.5	$6.6	$1.9	29%

Key operating statistics
Total MasterCard purchase volume	$481.1	$358.3	$122.8	34%

Payment processing revenue:
•	Increased because of the increase in MasterCard purchase volume of 34%.

•	Increased due to a 14% increase in the net interchange rate. The increase in the rate is due to larger growth within the purchasing card product at higher interchange rates. In addition, rebates were a smaller percentage of total MasterCard purchase volume during the six months ended June 30, 2005 compared to the same period a year ago. We do expect the growth in the purchasing card product to continue, but we do not expect the rebate trend to continue.
Transaction processing revenue:
•	Decreased because of restructured pricing of our Jackson Hewitt Tax Service Inc. Stored Value Program (“the Program”).
•	The 2004 Program charged transaction fees. Based on customer feedback on the Program, the 2005 Program pricing structure was changed. For the six months ended June 30, 2005 we assessed a fixed fee for issuing the card instead of the other fees, including the transaction fees. This revenue totaling $2.6 million was recorded as other revenue on the condensed consolidated results of operations. Although the pricing of the Program changed, the total revenue generated by the Program was consistent period over period.

•	During the second quarter of 2005, we were notified that our contract with Jackson Hewitt Tax Service Inc. would not be renewed. The Program generated $0.2 million of net income for the six months ended June 30, 2005. The absence of this Program in 2006 may affect revenue comparability in future periods. Management does not consider the non-renewal of the contract significant.
Other revenue:
•	Increased resulting from the factors described in Transaction processing revenue section above.

•	Decreased as a result of an incentive payout in 2004. The incentive payout was based upon reaching certain spending thresholds of MasterCard purchase volume. We reached the threshold during the six months ended June 30, 2004 but not during the six months ended June 30, 2005.
The following table reflects comparative operating expenses for our remaining segment for the six months ended June 30, 2005 and 2004:

	Six months ended
	June 30,		Increase (decrease)
(in millions)	2005	2004	Amount	Percent
Salary and other personnel	$1.0	$1.3	$(0.3)	(23)%
Service fees	4.6	3.6	1.0	28%
Provision for credit losses	0.4	0.3	0.1	33%
Technology leasing and support	0.5	0.2	0.3	NM
Depreciation and amortization	0.1	0.2	(0.1)	(50)%
All other expenses	0.4	0.2	0.2	100%

Total expenses	$7.0	$5.8	$1.2	21%

NM – result of calculation is not meaningful
Service fees:
•	Increased primarily due to an increase in MasterCard purchase volume of 34% over the same period in 2004.

Technology leasing and support:
•	Increased primarily because of increased costs related to improving and maintaining our web-based product functionality.
Other matters affecting results of operations for the Three and Six Months Ended June 30, 2005

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Financing interest expense	$4.1	$—	$5.5	$—
On February 22, 2005, we entered into a new credit facility totaling $350 million, which consisted of a $220 million term loan and a revolving credit facility that will provide borrowings of up to $130 million. We drew down $50 million of the revolving credit facility, which was paid to Cendant as part of a special dividend, and $33.8 million was used to support a letter of credit related to our derivative instruments. Subsequently, we paid down $35 million of the long-term debt. In addition, our letter of credit amount related to our derivative instruments was reduced to $13 million. At June 30, 2005 we had total borrowings and commitments on the credit facility of $248 million.
We paid interest of LIBOR plus 175 basis points on the senior debt and the amount drawn on the revolving credit facility. The basis points added to LIBOR will continue to decrease as we meet various financial ratio thresholds as defined in our credit agreement. We paid 1.9% on our letter of credit for the three and six months ended June 30, 2005. In addition, we paid 37.5 basis points of interest on amounts still available under the revolving credit agreement. We incurred financing interest expense of $4.1 million and $5.5 million on these instruments during the three and six months ended June 30, 2005, respectively, including the amortization of loan origination fees of $0.6 million and $0.7 million.
One hundred shares of Series A non-voting convertible, redeemable preferred stock were issued as part of the conversion of Wright Express LLC from a Delaware limited liability company to a Delaware corporation called Wright Express Corporation. Through June 15, 2005, we accrued a dividend equal to 4.3% of the liquidation value of the preferred stock of $10 million. After June 15, 2005, the preferred stock paid dividends of LIBOR plus 150 basis points. We incurred interest expense on the preferred stock of $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively. We declared and paid a dividend on the preferred stock of $0.1 million in June 2005.
Finally, we incurred $0.2 million of financing interest expense pertaining to the interest rate swap discussed in Note 10, “Derivative instruments” in the accompanying financial statements during the three and six months ended June 30, 2005, as the variable interest that we are paying per our credit agreements was lower than the interest amount locked into per our swap agreement.
We did not have any financial instruments in place during 2004. As such, we did not incur any financing interest expense in the three or six months ended June 30, 2004.

(in millions)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Realized and unrealized gain (loss) on derivatives	$2.7	$—	$(41.5)	$—

During the three and six months ended June 30, 2005, we incurred realized losses on derivative instruments of $3.9 million and $13.7 million, respectively. In January 2005, we entered into put and call option contracts based on the then current market price of unleaded gasoline which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005. This resulted in a loss of $8.5 million and was a non-cash event as our former parent company, Cendant, settled the loss directly on our behalf. Subsequently, we entered into a new derivative arrangement. The derivatives were purchased in January 2005, with the wholesale gasoline market as the underlying pricing mechanism, to effectively lock in a retail fuel price range of approximately $1.88 — $1.95 per gallon on approximately 90% of our forecasted revenue subject to fuel price variance. The remaining instruments serially expire through December 2006, starting in April of 2005. Due to changes in the wholesale price of fuel since our execution of the new derivative agreement, we recorded an unrealized gain of $6.6 million for the three months ended June 30, 2005 and an unrealized loss on these instruments of $27.8 million for the six months ended June 30, 2005. Unrealized gains and losses do not have a cash impact to us until the contracts settle.
On July 6, 2005, we purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively the “Options”). The Options will expire on a monthly basis during the first three quarters of 2007. The settlement of the Options is based upon the U.S. Department of Energy’s weekly retail on-highway national US average diesel price and the NYMEX nearby unleaded gasoline contracts for the month. The Options lock in a weighted average floor price of approximately $2.29 per gallon and a weighted average ceiling price of approximately $2.36 per gallon. We intend to make additional purchases on a periodic basis, such that, approximately 90 percent of our fuel price sensitive earnings would be subject to a collar.
Liquidity and Capital Resources
New indebtedness. For more information regarding our new indebtedness, see the discussion of financing interest expense contained in “Results of Operations” above. Our new credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit our and our subsidiaries’ ability to, among other things, pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, engage in transactions with our affiliates, enter into sales or leasebacks and change our accounting policies or reporting practices. Our bank subsidiary is not subject to certain of these restrictions. We were in compliance with all covenants and restrictions at June 30, 2005.

Cash flows. The following table summarizes our cash flow activities for the six months ended June 30, 2005 and 2004, respectively:

(in millions)
	Six months ended
	June 30,		Increase (decrease)
	2005	2004	Amount	Percent
Cash provided by (used in):
Operating activities	$77.2	$9.6	$67.6	NM
Investing activities	(6.0)	(4.7)	(1.3)	(28)%
Financing activities	(75.5)	(11.9)	(63.6)	NM

Net change in cash and cash equivalents	$(4.3)	$(7.0)	$2.7	39%

NM – result of calculation is not meaningful
Our cash flows from operations include a net loss of $3.5 million in the first half of 2005 compared to a net income of $24.1 for the same period last year. The 2005 losses-to-date are offset by the following three significant events:
•	Cendant, our corporate parent, directly paid the $8.5 million for the realized loss on certain derivative instruments that were sold in January 2005.

•	An unrealized loss of $27.8 million relates to our derivative instruments. These instruments mature serially over the next 18 months.

•	A $5.7 million charge for conversion and vesting of equity instruments.
Other significant operating changes in the six months ended June 30, 2005 compared to the same period a year ago are:
•	We received a net settlement of $42.7 million from related parties.

•	Accounts receivable used $164.6 million in cash compared to $137.7 million for the same period a year ago. The use of cash was necessitated by higher fuel prices.

•	Deposits provided $100.2 million in the first half of 2005 compared to an $85.9 million increase in same period last year. This increase was used to fund the cash used by accounts receivable as discussed above.
During the same period a year ago, related party activity used $28.3 million of cash, as we were required to transfer any excess cash on hand to our corporate parent company. Related party activity will not be part of our cash flow statements after this quarter. Other activity within the cash flows from operating activities is consistent period over period with the exception of the items highlighted and explained above. Excluding the related party activity in each period, operations provided $32.2 million and $38.0 million of cash for the six months ended June 30, 2005 and 2004, respectively. We believe that cash generated from operations and from existing cash and cash equivalents will be sufficient to meet our cash needs over the next twelve months for working capital, capital expenditures and required debt repayments although timing differences between the payment of merchants and receipt of payments from customers, particularly in a rapidly rising fuel cost environment, could necessitate temporary borrowings under our revolving credit agreement.
The increase in cash used for investing activities is because we spent an additional $1.1 million on property and equipment, predominantly related to updating our technology infrastructure, in the six months ended June 30, 2005 compared to the same period last year. Total capital expenditures for the full year 2005 are expected to be fairly consistent with the full year 2004. These expenditures will be used to further update our technology platform and the continued development and enhancement of our product offerings.

The following factors contributed to the significant change in cash flows from financing activities from year to year in the first quarter:
•	We paid a special dividend of $305.9 million to Cendant during the first half of 2005 prior to completing the IPO transaction. For the six months ended June 30, 2004, we paid Cendant dividends of $12.0 million.

•	We borrowed $270.0 million in debt that primarily funded the special dividend payment to Cendant. The debt issuance costs related to this financing totaled $4.6 million resulting in net proceeds of $265.4 million. During the first half of 2005, we repaid $35.0 million of the outstanding debt.
Transitional agreement. Concurrent with our IPO, we entered into a transitional agreement with Cendant to provide for an orderly transition to being an independent public company and to govern continuing business arrangements between Cendant and us. Under the transitional agreement, Cendant agreed to provide us with various services that are important to our business. These services include, among others, employee benefits and payroll, internal audit services, and telecommunications and information technology services.
Contractual obligations and off-balance sheet arrangements.
Operating leases: We lease office space and office equipment under long-term operating leases, all of which are recorded in occupancy and equipment expenses. The largest lease obligation that we have entered into is for our corporate offices entered into in May 2002. Under the terms of our lease agreement for our corporate offices, we pay a monthly fee of $0.2 million covering 179,000 square feet of office space. This lease will expire in April 2012.
Extension of credit to customers: We have entered into commitments to extend credit in the normal course of business in order to meet the financing needs of our customers. Our exposure to loss in the event of nonperformance by the customer for commitments to extend credit is limited to the contractual amount of those instruments. We use the same credit policies in making commitments as we do for on balance-sheet instruments. Commitments to extend credit are agreements to lend to a customer, providing there is no violation of any condition established in the contract. Since many of the commitments significantly exceed the normal accounts receivable from the customers, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. We had approximately $1.7 billion of commitments to extend credit at June 30, 2005.
Indebtedness. We have borrowings consisting of a $185 million term loan and a revolving credit facility with an outstanding balance of $50 million at June 30, 2005. The revolving credit facility expires February 22, 2010.
Preferred stock. 100 shares of Series A non-voting convertible, redeemable preferred stock was issued as part of the conversion of Wright Express LLC from a Delaware Limited Liability Company to a Delaware Corporation called Wright Express Corporation. The Series A preferred stock is mandatorily redeemable at the option of the holder after the fifth anniversary of its issuance.
Tax receivable agreement. As a consequence of our separation from Cendant, and our joint election to be made with Cendant to treat that separation as a qualified stock purchase under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions this year and in future periods. We expect to realize tax savings from these deductions and have recorded our initial estimate of these tax savings on the condensed consolidated balance sheets as $488.7 million in net deferred income tax assets. We are obligated, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. We have recorded $409.0 million for the remainder of this obligation to Cendant as a liability on the condensed consolidated balance sheets. Our first payment to Cendant was paid in June 2005. Subsequent payments will be due whenever a quarterly estimated tax payment is made.
Other contractual obligations: We have future cash obligations under various types of contracts. As discussed above we use borrowed federal funds and certificates of deposits to fund our accounts receivable balances. The life for all borrowed federal funds and certificates of deposits is 12 months or less.

The table below summarizes the dollar amounts of our future contractual obligations as of June 30, 2005 for the periods specified:

(in millions)
	Remainder of				2009 and
	2005	2006	2007	2008	thereafter	Total

Operating leases:
Facilities	$1.3	$2.6	$2.5	$2.3	$5.6	$14.3
Equipment	1.3	2.2	1.0	—	—	4.5

Financing debt:
Principal repayments	9.5	33.2	37.9	37.9	66.5	185.0
Interest and fees	7.2	14.5	12.3	9.8	8.2	52.0

Tax receivable agreement	9.1	18.9	19.4	20.0	341.6	409.0
Deposits	156.6	135.6	—	—	—	292.2
Borrowed federal funds	6.6	—	—	—	—	6.6
Service Contracts	0.4	1.5	1.5	1.5	2.6	7.5
Technology services	0.3	0.6	0.7	0.7	—	2.3

Total	$192.3	$209.1	$75.3	$72.2	$424.5	$973.4

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
Reserve for Credit Losses. Our reserve for credit losses is an estimate of the amounts currently recorded in gross accounts receivable that will not be ultimately collected. The reserve reduces the accounts receivable balances as reported in the financial statements to their net realizable value. At June 30, 2005 the reserve for credit losses was approximately $4.7 million. Management estimates these reserves based on assumptions and other considerations, including a review of accounts receivable balances which become past due, past loss experience, customer payment patterns, current economic conditions, known fraud activity in the portfolio and industry averages.
Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:
•	A 6-month rolling average of actual charge-off experience;(1)

•	Amounts currently due;

•	The age of the balances, and;

•	Estimated bankruptcy rates.

(1) Management elected to utilize a 6-month rolling average of charge-off experience, as we believe it reflects the best estimate of losses for the portfolio.

Management believes the current assumptions and other considerations used to estimate the reserve for credit losses are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating the reserves, the resulting change could have a material adverse effect on Wright Express’ consolidated results of operations, and in certain situations could have a material adverse effect on Wright Express’ financial condition.
The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at June 30, 2005:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported June 30, 2005	$4,715
Increase in loss rate by:
10%	$253
20%	$507
30%	$760
Goodwill and Identifiable Intangible Assets. In connection with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, we are required to assess goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate impairment may have occurred.
Management assesses goodwill for such impairment annually on October 1 by comparing the carrying value of the company to its estimated fair value. When determining fair value, management utilizes various assumptions including projections of future cash flows and incorporated assumptions we believe marketplace participants would utilize. When available, and as appropriate, management uses comparative market multiples to corroborate the discounted cash flow results. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause fair value to be less than the respective carrying amount. In such event, we would then be required to record a charge, which would impact earnings.
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
Management considers the following factors to be significant estimates and assumptions with regard to goodwill allocation and subsequent impairment testing:
•	Determining the method that is most appropriate to allocate goodwill to the reporting unit level;

•	Determining the most appropriate method to measure each reporting unit’s fair value, and;

•	Assessing the judgments, assumptions and estimates used to develop the five-year plan.
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

Management considers the following factors to be significant estimates and assumptions with regard to impairment:
•	Determining what constitutes an indication of possible impairment;

•	Estimating future cash flows, and;

•	Determining estimated fair value.
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
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Unforeseen factors resulting in the compromising of the data we collect about our customers could subject us to liability and damage our reputation.

•	Major oil companies, who have not traditionally provided universally accepted transaction processing, may issue competing products and information management services.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.

•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	Acts of terrorism, war, or civil disturbance.

•	A decline in general economic conditions could adversely affect our business.

•	Our ability to achieve earnings forecasts which are based upon projected levels of fuel and service transactions. There can be no assurance we will achieve the projected volumes.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings.
The foregoing list of important factors is not exclusive. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisitions or dispositions.
The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.

Changes in Accounting Policies and Recently Issued Accounting Pronouncements
During the six months ended June 30, 2005, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
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
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN No. 47”). This interpretation clarifies the timing and measurement of asset retirement obligations that are conditional on the occurrence of a future event that may or may not be in control of the reporting entity. This interpretation is effective for fiscal years ending after December 15, 2005. The Company does not expect adoption of this interpretation to have a material impact on its financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires, among other things, that a voluntary change in accounting principles be accounted for using retrospective application. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.
**********
We make available free of charge, through the Company’s website, http://www.wrightexpress.com, our Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The following Quantitative and Qualitative Disclosures about Market Risk should be read in conjunction with our registration statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2005 and our Quarterly Report for the quarterly period ended June 30, 2005 on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2005.
Interest Rate Risk
At June 30, 2005 the Company had borrowings of $185 million and $50 million on its term loan and credit facility, respectively. The term loan and credit facility bore interest at a floating rate equal to the one-month LIBOR plus 175 basis points at June 30, 2005. The term loan and credit facility bore interest at the rate of 5.06% at June 30, 2005.
The Company entered into two interest rate swap contracts that fix the interest rate on a portion of the variable rate term loan and the variable rate revolving credit facility.
On February 22, 2005, the Company issued 100 shares of Series A non-voting convertible, redeemable preferred stock at $100,000 per share. The Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to 4.3% prior to June 15, 2005 and, thereafter, the three-month LIBOR plus 150 basis points, multiplied by price per share of the Series A non-voting convertible, redeemable preferred stock. The Series A non-voting convertible, redeemable preferred stock bore interest at a rate of 4.9% at June 30, 2005.
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
(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(5,040)	$(3,360)	$(1,680)	$1,680	$3,360	$5,040
Expenses	(756)	(504)	(252)	252	504	756

Operating income	$(4,284)	$(2,856)	$(1,428)	$1,428	$2,856	$4,284

Item 4. Controls and Procedures.
The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that: the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 15 — “Commitments and contingencies,” to the unaudited condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Employment Agreement, dated as of February 1, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.2	Employment Agreement, dated as of February 22, 2005, by and between Wright Express Corporation and Melissa D. Goodwin (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.4	Transitional Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

Exhibit No.	Description
10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)**.

* 10.11	Wright Express Corporation Short Term Incentive Plan**

10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

* 10.17	Wright Express Corporation Severance Pay Plan for Officers

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description
* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

Date: August 11, 2005	By:	/s/ Melissa D. Goodwin

Melissa D. Goodwin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Employment Agreement, dated as of February 1, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.2	Employment Agreement, dated as of February 22, 2005, by and between Wright Express Corporation and Melissa D. Goodwin (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.4	Transitional Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)**.

Exhibit No.	Description
* 10.11	Wright Express Corporation Short Term Incentive Plan**

10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

* 10.17	Wright Express Corporation Severance Pay Plan for Officers

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment