Form 10-Q
period 2005-09-30
Wright Express CORP
filed 2005-10-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 40,198,553 shares of common stock $0.01 par value outstanding as of October 21, 2005.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)

Assets
Cash and cash equivalents	$31,223	$31,806
Accounts receivable (less reserve for credit losses of $5,378 in 2005 and $4,212 in 2004)	802,719	447,169
Due from related parties	-	134,182
Property, equipment and capitalized software, net	38,207	37,474
Deferred income taxes, net	495,497	502
Goodwill	135,047	135,047
All other assets	32,431	26,509

Total assets	$1,535,124	$812,689

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$359,758	$197,647
Accrued expenses	20,105	17,410
Deposits	413,922	194,360
Borrowed federal funds	-	27,097
Revolving line-of-credit facility	50,000	-
Term loan, net	177,360	-
Derivative instruments, at fair value	57,566	-
Other liabilities	420	459
Due to related parties	-	91,466
Amounts due to Cendant under tax receivable agreement	404,488	-
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares authorized, issued and outstanding	10,000	-

Total liabilities	1,493,619	528,439
Commitments and contingencies (Note 14)

Stockholders’ or Member’s Equity
Member’s contribution	-	182,379
Common stock $0.01 par value; 175,000 shares authorized 40,199 shares issued and outstanding	402	-
Additional paid-in capital	50,204	-
Retained earnings (accumulated deficit)	(9,674)	101,869
Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps	630	-
Net unrealized gain (loss) on available-for-sale securities	(57)	2

Accumulated other comprehensive income	573	2

Total stockholders’ or member’s equity	41,505	284,250

Total liabilities and stockholders’ or member’s equity	$1,535,124	$812,689

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues
Payment processing revenue	$50,271	$33,758	$126,889	$94,875
Transaction processing revenue	4,526	4,364	12,921	13,871
Account servicing revenue	5,868	5,403	17,279	15,741
Finance fees	4,143	2,461	10,390	6,895
Other	2,587	1,901	9,429	7,342

Total revenues	67,395	47,887	176,908	138,724

Expenses
Salary and other personnel	13,463	12,483	45,630	36,774
Service fees	3,045	2,060	9,592	6,802
Provision for credit losses	2,326	1,684	7,203	6,233
Technology leasing and support	2,270	2,423	6,446	5,947
Occupancy and equipment	1,569	1,767	4,443	4,284
Depreciation and amortization	2,526	1,679	7,182	5,850
Operating interest expense	4,139	1,752	9,592	3,824
Operating interest income	-	(846)	-	(2,121)
Other	3,987	3,770	11,388	10,646

Total expenses	33,325	26,772	101,476	78,239

Operating income	34,070	21,115	75,432	60,485

Financing interest expense	(3,740)	-	(9,259)	-
Realized and unrealized losses on derivative instruments	(38,450)	-	(79,994)	-

Income (loss) before income taxes	(8,120)	21,115	(13,821)	60,485
Provision (benefit) for income taxes	(1,935)	8,213	(4,147)	23,528

Net income (loss)	$(6,185)	$12,902	$(9,674)	$36,957

Earnings (loss) per share (on a pro forma basis for 2004):
Basic	$(0.15)	$0.32	$(0.24)	$0.92
Diluted	$(0.15)	$0.31	$(0.24)	$0.90

Weighted average common shares outstanding (on a pro forma basis for 2004):
Basic	40,194	40,185	40,189	40,185
Diluted	40,194	41,104	40,189	41,104

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ OR
MEMBER’S EQUITY
(in thousands)
(unaudited)

					Retained
	Common Stock		Additional		Earnings	Other
			Paid-in	Member's	(Accumulated	Comprehensive
	Shares	Amount	Capital	Contribution	Deficit)	Income (Loss)	Total

Balance, December 31, 2004	-	$-	$-	$182,379	$101,869	$2	$284,250
Conversion of Wright Express, LLC to a Delaware corporation, including issuance of common shares	40,000	400	283,848	(182,379)	(101,869)	-	-
Issuance of preferred shares	-	-	(10,000)	-	-	-	(10,000)
Dividends paid	-	-	(305,887)	-	-	-	(305,887)
Stock-based compensation	199	2	5,719	-	-	-	5,721
Capital contribution resulting from tax-receivable agreement	-	-	73,308	-	-	-	73,308
Capital contribution resulting from forgiveness of net amounts due to related party	-	-	3,216	-	-	-	3,216
Comprehensive income (loss):
Net loss	-	-	-	-	(9,674)	-	(9,674)
Unrealized loss on available- for-sale securities, net of tax effect of $(25)	-	-	-	-	-	(59)	(59)
Unrealized gain on interest rate swaps, net of tax effect of $270	-	-	-	-	-	630	630

Total comprehensive loss							(9,103)

Balance, September 30, 2005	40,199	$402	$50,204	$-	$(9,674)	$573	$41,505

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004

Cash flows from operating activities
Net income (loss)	$(9,674)	$36,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on derivative instruments	57,566	-
Stock-based compensation	6,434	-
Depreciation and amortization	8,131	5,850
Deferred taxes	(6,520)	-
Provision for credit losses	7,203	6,233
Loss (gain) on disposal of property and equipment	(118)	802
Changes in operating assets and liabilities:
Accounts receivable	(362,753)	(158,049)
Other assets	(846)	(2,090)
Accounts payable	162,111	85,982
Accrued expenses	2,863	1,493
Deposits	219,562	68,928
Borrowed federal funds	(27,097)	13,060
Other liabilities	(39)	(718)
Amounts due to Cendant under tax receivable agreement	(10,923)	-
Due to/from related parties	45,051	(25,691)

Net cash provided by operating activities	90,951	32,757

Cash flows from investing activities
Purchases of property and equipment	(7,899)	(7,047)
Sales of property and equipment	125	1,346
Purchases of available-for-sale securities	(3,115)	(980)
Maturities of available-for-sale securities	330	688

Net cash used for investing activities	(10,559)	(5,993)

Cash flows from financing activities
Dividends paid	(305,887)	(19,924)
Net borrowings on revolving line of credit	50,000	-
Loan origination fees paid for revolving line of credit	(1,704)	-
Borrowings on term loan, net of loan origination fees of $2,884	217,116	-
Repayments on term loan	(40,500)	-

Net cash used for financing activities	(80,975)	(19,924)

Net change in cash and cash equivalents	(583)	6,840
Cash and cash equivalents, beginning of period	31,806	22,134

Cash and cash equivalents, end of period	$31,223	$28,974

Supplmental cash flow information:
Interest paid	$14,013	$3,861
Income taxes paid	$8,293	$-

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(in thousands)
(unaudited)
The following non-cash transactions occurred during the nine months ended September 30, 2005:
•	The Company’s tax basis of its assets increased, which increased deferred tax assets by $488,719. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 14, “Commitments and contingencies”), which provides that the Company will make payments estimated at a total of $415,411 over the next 15 years. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as $73,308 of stockholders’ equity.

•	The Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100% of their interest in the Company.

•	The Company issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion (see Note 13, “Preferred stock”).

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per gallon data)
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
On February 22, 2005, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000 shares of common stock with a $0.01 par value per share, and 0.1 shares of Series A non-voting convertible, redeemable preferred stock in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO.
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
The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated results of operations and condensed consolidated statements of cash flows as the results for the nine months ended September 30, 2005 and the condensed consolidated results of operations and condensed consolidated statements of cash flows as the results for the three and nine months ended September 30, 2004 reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying condensed consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 10, “Related parties,” for a more detailed description of transactions with Cendant.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, excepts per share and per gallon data)
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
On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123. The Company also adopted SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company now expenses employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. On July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and chose to transition using the modified prospective transition method. The company did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption.
In connection with the IPO, the Company converted 437 vested and unvested Cendant stock options held by Company employees into 555 vested Wright Express stock options. Also in connection with the IPO, the Company converted 217 Cendant restricted stock units held by Company employees into 276 shares of Wright Express common stock on February 22, 2005. Of the 276 shares of Wright Express common stock, 91 were withheld from employees to pay for the associated payroll taxes. The expenses associated with these conversions are reflected in the condensed consolidated results of operations as a component of salary and other personnel expense for the nine months ended September 30, 2005. Stock-based compensation costs related to the February 2005 conversion of prior restricted stock grants totaled $5,581 ($3,908 net of tax).
On February 22, 2005 the Company granted 349 restricted stock units at a price per share of $18.00. Such issuances were granted to officers and employees as part of a “Founders’ Grant” in connection with the IPO. Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, were $6,293 and will be amortized over the vesting period, which is four years.
During the three and nine months ended September 30, 2004, amounts related to stock-based compensation were cash settled with the Company’s parent company, Cendant, the issuer of the restricted stock units. As such, the Company has reflected the amounts paid to Cendant during the period as a change in the due to/from related parties line in the condensed consolidated statements of cash flows.
The weighted average assumptions used to value stock options converted in February 2005 are as follows:

Expected life	Exercise price	Volatility	Risk free rate	Dividend yield	Fair value

5.3 years	$13.72 per share	30.00%	3.38%	0.00%	$7.29 per share

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
The following table illustrates the effect on net income as if the fair value based method had been applied to all employee stock awards granted by Cendant to the Company’s employees for all periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Reported net income (loss)	$(6,185)	$12,902	$(9,674)	$36,957
Add back:
Stock-based employee compensation expense included in reported net income (loss), net of tax	813	205	4,504	358
Less:
Total stock-based employee compensation expense, net of tax	(831)	62	(4,650)	(366)

Pro forma net income (loss)	$(6,203)	$13,169	$(9,820)	$36,949

Earnings (loss) per share, as reported (on a pro forma basis for 2004):
Basic	$(0.15)	$0.32	$(0.24)	$0.92
Diluted	$(0.15)	$0.31	$(0.24)	$0.90

Pro forma earnings (loss) per share (on a pro forma basis for 2004):
Basic	$(0.15)	$0.33	$(0.24)	$0.92
Diluted	$(0.15)	$0.32	$(0.24)	$0.90

3. Reserves for credit losses
The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance, beginning of period	$4,715	$5,704	$4,212	$5,499
Provision for credit losses	2,326	1,684	7,203	6,233
Charge-offs	(2,468)	(3,929)	(8,575)	(9,617)
Recoveries of amounts previously charged off	805	993	2,538	2,337

Balance, end of period	$5,378	$4,452	$5,378	$4,452

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
4. Property, equipment and capitalized software, net
Property, equipment and capitalized software, net, consisted of:

	September 30,	December 31,
	2005	2004

Furniture, fixtures and equipment	$17,173	$16,292
Computer software	42,543	19,101
Software under development	3,508	20,664
Leasehold improvements	2,722	2,591

	65,946	58,648
Less accumulated depreciation and amortization	(27,739)	(21,174)

Total	$38,207	$37,474

5. Goodwill and other intangible assets
Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	September 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Technology	$2,472	$(2,472)	$-	$2,472	$(2,472)	$-

Unamortized Intangible Assets
Goodwill			$135,047			$135,047
Trademark			$2,421			$2,421

6. Accounts payable
Accounts payable consisted of:

	September 30,	December 31,
	2005	2004

Merchants payable	$352,324	$190,470
Other payables	7,434	7,177

Total	$359,758	$197,647

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
7. Deposits and borrowed federal funds
Certificates of deposit. At September 30, 2005 and December 31, 2004 scheduled maturities of certificates of deposit of $409,483 and $80,884, respectively, were one year or less. The weighted average cost of funds on certificates of deposit approximated 3.68% and 2.52% at September 30, 2005 and December 31, 2004, respectively.
Non-interest bearing deposits. The Company may require customers to make collateral deposits for their credit accounts. These deposits were $4,439 and $4,784 at September 30, 2005 and December 31, 2004, respectively.
Money market deposits. Under the Company’s mortgage escrow program, the Company accepted cash deposits from Cendant Mortgage Corporation (“Cendant Mortgage”) and held them in escrow in the form of money market deposits. The Company paid property taxes and homeowners insurance on behalf of the mortgage holders and incurred interest expense on the funds held. All amounts escrowed were due to be paid out in less than one year. The Company’s mortgage escrow program with Cendant Mortgage was discontinued at the end of the first quarter of 2005. These deposits were $108,692 at December 31, 2004.
Borrowed federal funds. The Company had federal funds lines-of-credit totaling $110,000 and $65,000 at September 30, 2005 and December 31, 2004, respectively. These lines-of-credit were with various financial institutions and had an average rate of 3.66% and 3.31% during the three and nine months ended September 30, 2005, respectively and 1.68% and 1.27% during the three and nine months ended September 30, 2004, respectively. At December 31, 2004 the average rate on the outstanding lines-of-credit was 2.35%. Of the amounts available on the federal funds lines-of-credit, the Company had $27,097 outstanding at December 31, 2004. The Company had no borrowings on its federal funds lines-of-credit at September 30, 2005.
8. Financing debt
On February 22, 2005, the Company entered into a revolving line-of-credit facility agreement that provided a total available line-of-credit of $130,000. Borrowings on the line-of-credit with at least 3 days notice carry interest based on the 1-month, 3-month, or 6-month LIBOR, at the Company’s option. Draws on the line-of-credit with less than 3 days notice carry interest based on the prime rate. At the time the Company entered into the revolving facility, it borrowed $50,000. This balance carries a variable interest rate based on the one-month LIBOR. The average rate for the period the revolving facility was outstanding during the three and nine months ended September 30, 2005 was 5.03% and 4.84%, respectively. The rate at September 30, 2005 was 5.38%. Interest expense related to the amount outstanding on the line-of-credit totaled $643 and $1,486 for the three and nine months ended September 30, 2005, respectively. In connection with the line-of-credit, the Company paid loan origination fees of $1,704. These fees have been recorded as other assets on the condensed consolidated balance sheets. Loan origination fees related to the revolving facility are amortized on a straight-line basis over the term of the credit agreement. Amortization of the loan origination fees for the three and nine months ended September 30, 2005 totaled $86 and $205, respectively, and have been included in financing interest expense on the condensed consolidated results of operations. The Company pays a fee for the unused portion of the line of credit. This fee for the three and nine months ended September 30, 2005 was 0.30% and 0.34%, respectively, of the unused balance, which totaled $36 and $107 for those periods, respectively. Additionally, the Company has a $32,000 letter of credit associated with the revolving line-of-credit facility. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. For the three and nine months ended September 30, 2005 this fee was 1.88% of the liquidation value or $161 and $333, respectively. The revolving line-of-credit facility expires in February 2010.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
Also on February 22, 2005, the Company entered into a term loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees related to the term loan are amortized using the effective interest rate method. The term loan bears a variable interest rate that is based on LIBOR. The average rates for the period the term loan was outstanding during the three and nine months ended September 30, 2005 were 5.03% and 4.84%, respectively. The rate in effect at September 30, 2005 was 5.38%. Interest expense related to the term loan totaled $2,382 and $5,749 for the three and nine months ended September 30, 2005, respectively. Amortization of the loan origination fees for the three and nine months ended September 30, 2005 totaled $186 and $744, respectively, and has been included in financing interest expense in the condensed consolidated financial results of operations. The term loan requires repayment in quarterly principal amounts over five years. The loan allows for prepayment of principal. The Company repaid $5,500 and $40,500 of the initial loan amount during the three and nine months ended September 30, 2005, respectively.
The new credit agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all material covenants and restrictions at September 30, 2005.
As of September 30, 2005, the remaining scheduled principal repayments under the term loan were as follows:

Principal
Repayment

2005	$4,724
2006	33,066
2007	37,789
2008	37,789
2009	51,961
2010	14,171

Total	$179,500

There were no outstanding financing debt obligations at December 31, 2004 and no financing interest expense was recorded for the three or nine months ended September 30, 2004.
9. Derivative instruments
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
In July 2005, the Company entered into additional put and call option contracts based on the price of unleaded gasoline and diesel fuel. The contracts expire on a monthly basis during the first three quarters of 2007. The settlement of the contracts is based upon the U.S. Department of Energy’s weekly retail on-highway national U.S. average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month. The contracts effectively lock in a weighted average retail floor price of approximately $2.29 per gallon and a weighted average ceiling price of approximately $2.36 per gallon on approximately 90% of our fuel-price sensitive earnings.
Realized losses on these contracts totaled $8,705 and $22,428 for the three and nine months ended September 30, 2005, respectively. The realized losses for the nine months ended September 30, 2005 included the termination of the initial contracts that extended past March 2005 resulting in a loss of $8,450. At September 30, 2005, the Company recognized a liability of $57,566 for the fair value of the derivative instruments on hand. The Company recognized unrealized losses of $29,745 and $57,566 for the three months and nine months ended September 30, 2005, respectively for the change in fair value of the derivative instruments on hand. Management intends to hold the derivative instruments until their scheduled maturities.
In April 2005, the Company entered into two interest rate swap contracts (the “Swaps”). The Swaps fix the interest payments on a portion of our variable rate term loan and variable rate revolving credit facility. The portion fixed by the two Swaps is shown in the aggregate in the following table:

Weighted average fixed base rate	3.85%

Portion of instruments fixed:
For the period April 22, 2005 through October 23, 2005	$140,000
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

The variable rate of the Swaps is based upon the 1-month LIBOR. The variable rate of the Swaps resets and the Swaps settle on the 22nd of each month (or the following business day if the 22nd of the month is not a business day). Realized losses on these derivative instruments totaled $134 and $344 for the three and nine months ended September 30, 2005 and have been recorded in financing interest expense on the condensed consolidated statements of results of operations. Unrealized gains on these derivative instruments totaled $879 and $900 ($617 and $630 net of tax) during the three and nine months ended September 30, 2005, respectively, and have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheet as of September 30, 2005.
There were no outstanding derivative instruments at December 31, 2004. There were no realized or unrealized losses related to derivative instruments for the three or nine months ended September 30, 2004.
10. Related parties
There were no amounts due to or due from related parties at September 30, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
(unaudited)
At December 31, 2004 amounts due from related parties consisted of:

Balance

Amounts due from PHH Corporation:
Invested cash	$125,531
Amounts due from PHH Vehicle Management Services, LLC:
Accounts receivable	8,651

Total	$134,182

At December 31, 2004 amounts due to related parties consisted of:

Balance

Amounts due to (from) Cendant:
Income taxes payable	$82,944
Payroll-related charges	8,271
Corporate allocations	(315)
MasterCard line-of-credit	2,066
Certificate of deposit	(1,500)

Total	$91,466

Activity with Cendant recorded in due to related parties consisted of:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Due to Cendant, beginning balance	$-	$75,115	$91,466	$50,976
Income taxes	-	4,290	(5,970)	23,509
Payroll-related charges	-	11,483	4,127	35,202
Corporate allocations	-	801	813	2,485
Dividend to forgive balance due from Cendant	-	-	8,687	-
MasterCard line-of-credit activity	-	306	(4,073)	1,819
Cash payments	-	(12,296)	(95,050)	(34,292)

Due to Cendant, ending balance	$-	$79,699	$-	$79,699

11. Dividends
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
12. Earnings per share
For purposes of calculating basic and diluted earnings per share, the Company used the following weighted average common shares outstanding:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted average common shares oustanding — Basic(1)	40,194	40,185	40,189	40,185
Unvested restricted stock units	-	349	-	349
Stock options	-	126	-	126
Convertible, redeemable preferred stock	-	444	-	444

Weighted average common shares oustanding — Diluted(1)	40,194	41,104	40,189	41,104

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Unvested restricted stock units	330	-	340	-
Stock options	174	-	135	-
Convertible, redeemable preferred stock	444	-	444	-

Total	948	-	919	-

(1) on a pro-forma basis for 2004
13. Preferred stock
There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at September 30, 2005 with a par value of $0.01 per share and a liquidation value of $100,000 per share. Except in limited circumstances, and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible, redeemable preferred stockholders have no voting power with respect to the election of directors or any other stockholder matters.
The holder of each share of Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by the price per share of the Series A non-voting convertible, redeemable preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30%. The Company recorded interest expense of $128 and $291 related to these dividends for the three and nine months ended September 30, 2005. These dividends have been recorded as financing interest expense on the condensed consolidated results of operations.
Each share of Series A preferred stock may, at the option of its holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. The Series A preferred stock may be converted into an aggregate of 444 shares of common stock at its initial conversion price. Conversion rights may only be exercised after February 2010, or immediately prior to a merger, acquisition or sale of all or substantially all of the Company’s assets.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share and per gallon data)
(unaudited)
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
14. Commitments and contingencies
Litigation. On October 14, 2003, the bankruptcy trustee of Enron Corporation filed a complaint against the Company for preference and fraudulent transfer claims in the United States Bankruptcy Court for the Southern District of New York. Additional claims were added by way of an amended complaint filed on December 1, 2003. The total claims outstanding at September 30, 2005 were $3,305. Although the Company believes the claims are without merit, it cannot predict the ultimate outcome of this matter. However, using management’s best estimates based on similar historical cases and in consideration of the facts of the case, the Company recorded a legal reserve of $450, which is included in accrued expenses in the condensed consolidated balance sheets.
In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Tax receivable agreement. As a consequence of the Company’s separation from Cendant, the Company recorded a deferred tax asset of $488,719. Under section 338 of the Internal Revenue Code, the Company’s separation from Cendant is a qualified stock purchase and entitles the Company to additional tax benefits this year and in future periods. The Company is obligated, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded the $404,488 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. The Company has recorded the $73,308 difference between the $488,719 benefit and the original $415,411 liability to Cendant as an increase in stockholders’ interest.
15. Segment Information
Management evaluates the operating results of its reportable segments based upon revenues and “adjusted net income,” which is defined as net income (loss) adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 9, “Derivative instruments”) and stock-based compensation costs related to the February 2005 grant and prior restricted stock grants (as discussed in Note 2, “Stock-based compensation”). The Company’s presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(concluded)
(in thousands, except per share and per gallon data)
(unaudited)
Presented below are the revenues and adjusted net income for each of the Company’s reportable segments and the reconciliation of adjusted net income to net income (loss).

	Three months ended September 30,
	2005		2004
		Adjusted		Adjusted
		net		net
	Revenues	income	Revenues	income

Wright Express	$63,249	$12,859	$45,437	$12,828
Other	4,146	549	2,450	74

Total Company	$67,395	$13,408	$47,887	$12,902

Reconciliation:
Adjusted net income		$13,408		$12,902
Unrealized losses on derivative instruments		(29,745)		-
Tax impact		10,152		-

Net income		$(6,185)		$12,902

	Nine months ended September 30,
	2005		2004
		Adjusted		Adjusted
		net		net
	Revenues	income	Revenues	income

Wright Express	$164,291	$34,477	$129,649	$36,375
Other	12,617	1,432	9,075	582

Total Company	$176,908	$35,909	$138,724	$36,957

Reconciliation:
Adjusted net income		$35,909		$36,957
Unrealized losses on derivative instruments		(57,566)		-
Loss related to the termination of the derivative contracts that extended past March 2005		(8,450)		-
Costs associated with the conversion of equity instruments and vesting of restricted cash units		(5,723)		-
Tax impact		26,156		-

Net income		$(9,674)		$36,957

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in millions, except per gallon and per transaction data)
This discussion should be read in conjunction with both our financial statements as of September 30, 2005, and the three and nine months then ended and the notes accompanying those financial statements, and our audited financial statements as of December 31, 2004, and the year then ended and the notes accompanying those financial statements as contained in our Form S-1 filed with the SEC on February 14, 2005.
Background
     Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. We provide fleets using our services with detailed transaction data, analytical tools and purchase control capabilities. We completed our initial public offering (“IPO”) in February 2005. Our operations are organized as follows:
•	Wright Express includes the direct, co-branded, private label and the distributor operating segments. These segments have been presented as one reportable segment due to their similar economic characteristics, services, customers and processes.

•	The MasterCard operating segment, which does not meet the quantitative thresholds for a reportable segment, is reported as “Other” in our financial statements.
Overview
•	Total fuel transactions processed during the three and nine months ended September 30, 2005 increased 14 percent and 11 percent, respectively, from the same periods last year to 60.8 and 170.2, respectively.

•	Average number of vehicles serviced increased 8 percent and 9 percent for the three and nine months ended September 30, 2005 over the same periods last year to 4.1 and 4.0, respectively.

•	Fuel price per gallon averaged $2.57 and $2.26 for the three and nine months ended September 30, 2005, respectively, compared with $1.86 and $1.79 for the same periods a year ago, an increase of 38 percent and 26 percent. The higher fuel prices caused our average expenditure per fuel payment processing transaction to increase to $50.72 and $44.92 for the three and nine months ended September 30, 2005, respectively, over the same periods last year.

•	Total MasterCard purchase volume grew to $252.4 and $733.7 for the three and nine months ended September 30, 2005, an increase of 38 percent and 36 percent from the comparable periods a year ago.

•	Credit losses in our Wright Express segment were $2.1 for the three months ended September 30, 2005 and $1.4 for the same period last year. We measure our credit loss performance by monitoring credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric remained consistent, as losses were 9 basis points of total fuel expenditures on payment processing transactions for the three months ended September 30, 2005 compared to 10 basis points for the same period last year. The Company realized an estimated $1.3 of credit losses as a result of Hurricanes Katrina and Rita. Management is monitoring the effect that these two events will have on fuel prices and the U.S. economy to determine whether credit losses will be impacted in future periods.

•	Our average interest rate for operating debt increased from 1.6% and 1.4% for the three and nine months ended September 30, 2004, respectively, to 3.5% and 3.2% for the three and nine months ended September 30, 2005, respectively.

Financial Position

	September 30,	December 31,	Increase
	2005	2004	(decrease)

Assets
Cash and cash equivalents	$31.2	$31.8	(2)%
Accounts receivable, net	802.7	447.2	79	%
Due from related parties	-	134.2	(100)%
Deferred income taxes	495.5	0.5	NM
All other assets	205.7	199.0	3	%

Total assets	$1,535.1	$812.7	89	%

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$359.8	$197.6	82	%
Deposits and borrowed federal funds	413.9	221.5	87	%
Due to related parties	-	91.5	(100)%
Borrowings under credit agreement, net	227.4	-	NM
Amounts due to Cendant under tax receivable agreement	404.5	-	NM
All other liabilities	88.0	17.8	NM

Total liabilities	1,493.6	528.4	183	%
Stockholders’ or member’s equity	41.5	284.3	(85)%

Total liabilities and stockholders’ or member’s equity	$1,535.1	$812.7	89	%

     NM — result of calculation is not meaningful
     Net accounts receivable have increased as a result of our payment processing transaction growth and the significantly higher fuel prices at September 30, 2005 compared to December 31, 2004. Our accounts payable and deposits and borrowed federal funds have increased likewise to fund the higher receivable balance. The higher fuel prices have also enlarged the unrealized loss on our fuel sensitive derivative instruments. The unrealized loss does not have a cash impact to us until the contracts settle. At September 30, 2005, we had a total of $30 in unsecured credit against our fuel price sensitive derivative instruments. A liability of approximately $58 related to these instruments is reflected in all other liabilities at September 30, 2005.
     In addition, we have recorded a significant deferred tax asset as a result of our IPO. The transaction increased the Company’s tax basis. As part of the transaction, a tax receivable agreement was signed with our former corporate parent, Cendant. The agreement requires us to pay a portion of the tax savings to Cendant as the tax asset is utilized. The difference between the benefit of the new tax basis and the amount owed to Cendant, approximately $73, was recorded directly to equity.
     Also, at the time of the IPO, the Company utilized the net amount due from Cendant and its subsidiaries, reflected in due from related parties and due to related parties on our December 31, 2004 balance sheet, and borrowings from our new credit agreement to pay a dividend to Cendant of approximately $306.

Results of Operations
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004 and Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
     The following table reflects comparative revenues and key drivers within our Wright Express segment:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(decrease)	2005	2004	(decrease)

Revenues
Payment processing revenue	$46.7	$31.4	49%	$117.5	$88.9	32%
Transaction processing revenue	4.5	4.4	2%	12.9	12.3	5%
Account servicing revenue	5.9	5.4	9%	17.3	15.7	10%
Finance fees	4.1	2.4	71%	10.3	6.9	49%
Other	2.2	1.9	16%	6.3	5.9	7%

Total revenues	$63.4	$45.5	39%	$164.3	$129.7	27%

Key operating statistics
Payment processing revenue:
Payment processing transactions	44.3	37.3	19%	122.7	108.5	13%
Average expenditure per payment processing transaction	$50.72	$36.59	39%	$44.92	$35.00	28%
Average price per gallon	$2.57	$1.86	38%	$2.26	$1.79	26%
Transaction processing revenue:
Transaction processing transactions	16.5	15.9	4%	47.5	45.5	4%
Account servicing revenue:
Average number of vehicles serviced	4.1	3.8	8%	4.0	3.7	9%

     NM — result of calculation is not meaningful
     Payment processing transaction growth was predominantly driven by the increase in vehicles serviced. Increases in average expenditure per payment processing transaction were primarily a result of higher fuel prices over the same periods in 2004. The positive impact of these key drivers to payment processing revenue was partially offset by 10% and 8% compared to the same periods in 2004 primarily due to the renegotiation of long-term contracts with existing strategic relationships.
     Finance fees increased in proportion with higher daily accounts receivable balances subject to late fees. Average daily accounts receivable balances subject to late fees are predominantly higher due to elevated retail fuel prices and our payment processing transaction growth.

     The following table reflects the amounts and percentage change of certain significant expenses within our Wright Express segment:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(decrease)	2005	2004	(decrease)

Expenses
Salary and other personnel	12.9	12.0	8%	44.1	35.0	26%
Service fees	1.2	0.8	50%	3.1	1.9	63%
Provision for credit losses	2.1	1.5	40%	6.6	5.8	14%
Technology leasing and support	1.9	2.3	(17)%	5.6	5.6	-
Depreciation and amortization	2.4	1.6	50%	7.0	5.6	25%
Operating interest expense, net	4.0	1.0	NM	9.1	1.7	NM
All other expenses	5.6	5.4	4%	15.8	14.7	7%

Total expenses	$30.1	$24.6	22%	$91.3	$70.3	30%

     NM — result of calculation is not meaningful
     Salary and other personnel costs increased primarily because of a one-time, non-recurring charge of $5.7 in the first quarter of 2005. The charge was associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees.
     Additional factors causing the increase in the periods presented included:
•	$0.7 and $1.5, respectively, for additional employees needed for our finance, legal and human resources departments as part of operating as a publicly traded company;

•	$0.8 and $1.6, respectively, for additional employees in our sales and customer service organizations to support our growing number of vehicles serviced.

•	The above factors were offset by a $0.7 decrease for the three months ended September 30, 2005 as compared to the same period last year. The decrease was due to recruiting charges along with charges from Cendant.
     Service fees for the periods ended September 30, 2005 included costs related to third party services in connection with Sarbanes-Oxley Act compliance, investor relations, board of director fees and insurance, legal costs, employee benefit plan administration, stock exchange fees, and internal audit services.
     Depreciation and amortization increased as a result of placing $20 of internally developed software into service in March 2005 related to our updated technology platform.
     The significant increase in our operating interest expense is not only a result of the more than doubling of interest rates during the periods presented but also a result of the enlarged average operating debt balances to accommodate our payment processing transaction growth and the higher fuel prices. Average debt for the three and nine months ended September 30, 2005 totaled $339.7 and $286.7, respectively, compared to $190.0 and $172.2 for the same periods a year ago.

     The following table reflects comparative revenues and key drivers within our MasterCard segment:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(decrease)	2005	2004	(decrease)

Revenues
Payment processing revenue	$3.6	$2.3	57%	$9.4	$5.9	59%
Transaction processing revenue	-	-	-	-	1.6	(100)%
Other	0.5	0.1	NM	3.2	1.5	113%

Total revenue	$4.1	$2.4	71%	$12.6	$9.0	40%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$252.4	$182.7	38%	$733.7	$541.1	36%

     NM — result of calculation is not meaningful
     In addition to the increased purchase volume on our MasterCard, we experienced a 16% and 15% increase in the net interchange rate for the three and nine months ended September 30, 2005. The increase in the rate is due to larger growth within the corporate charge card product, which has higher net interchange rates than our rotating account product. We expect the corporate charge card product to become a larger proportion of our total MasterCard purchase volume.
     Transaction processing revenue decreased for the nine months ended September 30, 2005 while other revenue increased. This shift in revenue was due to the change in revenue processing for the stored value card program. In 2005, fees were charged at card issuance and recorded as other income. During 2004, fees were charged for transactions processed as part of the program.
     The following table reflects the amounts and percentage change of certain significant expenses within our MasterCard segment:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(decrease)	2005	2004	(decrease)

Expenses
Salary and other personnel	$0.6	$0.5	20%	$1.6	$1.8	(11)%
Service fees	1.9	1.3	46%	6.5	4.9	33%
Provision for credit losses	0.2	0.1	100%	0.6	0.4	50%
Technology leasing and support	0.3	0.1	200%	0.8	0.3	167%
Depreciation and amortization	-	-	-	0.1	0.2	(50)%
All other expenses	0.2	0.1	100%	0.6	0.3	100%

Total expenses	$3.2	$2.1	52%	$10.2	$7.9	29%

     NM — result of calculation is not meaningful
     Service fees consist predominantly of expenses paid to MasterCard and our MasterCard processor. The increase in these fees is primarily due to an increase in the MasterCard purchase volume.
     We have increased the amount of web-based functionality offered by our MasterCard product during the nine months ended September 30, 2005 resulting in higher technology leasing and support expenses.

     The following table reflects the amounts and percentage change of significant non-operating expenses:

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2005	2004	(decrease)	2005	2004	(decrease)

Financing interest expense	$3.8	$-	NM	$9.3	$-	NM
Realized and unrealized gain (loss) on derivatives	$(38.5)	$-	NM	$(80.0)	$-	NM

     NM — result of calculation is not meaningful
     Finance interest expense is related to the new corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. The details of these new obligations are discussed in detail in Notes 8, “Financing debt” and Note 13, “Preferred stock” in the accompanying condensed consolidated financial statements.
     Finance interest expense also includes the gain or loss we incur related to our interest rate swap agreements discussed in Note 9, “Derivative instruments” in the accompanying condensed consolidated financial statements.
     We own fuel price sensitive derivative instruments, which have been discussed in detail in Note 9, “Derivative instruments” in the accompanying condensed consolidated financial statements. The total loss for the three months ended September 30, 2005 consisted of a realized loss of $8.9 and an unrealized loss of $29.6. The total loss for the nine-month period consisted of a realized loss of $22.4 and an unrealized loss of $57.6.
     Management intends to purchase additional derivative instruments on a periodic basis, such that, approximately 90 percent of our expected fuel price sensitive earnings would be subject to a collar.
     Gains or losses on our fuel-price sensitive derivative instruments will significantly impact our income tax expense or benefit. Our estimated effective income tax rate for the year decreased from 38.8% to 30.0% from the first and second quarters of 2005 to the third quarter of 2005, respectively as a result of varying state tax treatment of Wright Express Corporation projected separate company losses resulting from the expected realized losses on our fuel-price sensitive derivative instruments. These gains and losses do not impact our federal tax rate. Our effective tax rate may vary significantly from period to period.
Liquidity and Capital Resources

	Nine months ended
	September 30,		Increase
	2005	2004	(decrease)

Cash provided by (used in):
Operating activities	$91.0	$32.8	177%
Investing activities	(10.6)	(6.0)	(77)%
Financing activities	(81.0)	(20.0)	NM

Net change in cash and cash equivalents	$(0.6)	$6.8	(109)%

     NM — result of calculation is not meaningful
     Cash flows from operations include a net loss of $9.7 for the nine months ended September 30, 2005 compared to net income of $37.0 for the same period last year. The 2005 loss-to-date was offset by the $57.6 net unrealized loss on derivative instruments. Changes in amounts due to/from related parties provided an additional $45.1 of operating cash for the current period compared to using $25.7 during the same period last year.
     Changes year over year in cash used for investing activities is primarily due to purchasing an additional $2.1 of available-for-sale securities in 2005. In addition, we spent an additional $0.9 on property and equipment during the nine months ended September 30, 2005, predominantly related to updating our technology infrastructure and enhancing our product offerings.
     Cash flows used by financing activities for the nine months ended September 30, 2004 consisted of dividends we paid to Cendant of $19.9. As a prerequisite of our IPO we paid dividends to Cendant of $305.9 during the nine months ended September 30, 2005. We drew down $270.0 on our $350.0 credit agreement, primarily to fund the dividend payment to Cendant. We have repaid $40.5 of the original amount borrowed.
     We believe that cash generated from operations and from existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next twelve months for working capital, capital expenditures and required debt repayments although timing differences between the payment of merchants and receipt of payments from customers, particularly in a rapidly rising fuel cost environment, could necessitate temporary borrowings under our revolving credit agreement.
Contractual obligations and off-balance sheet arrangements
     Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support. The largest lease obligation that we have entered into is for our corporate offices entered into in May 2002. Under the terms of our lease agreement for our corporate offices, we pay a monthly fee of $0.2 covering 179,000 square feet of office space. This lease will expire in April 2012.
     Extension of credit to customers. We have entered into commitments to extend credit in the normal course of business. We had approximately $2.0 billion of commitments to extend credit at September 30, 2005.
     Indebtedness. We have borrowings consisting of a $179.5 term loan and a revolving credit facility with an outstanding balance of $50 at September 30, 2005. The revolving credit facility expires February 22, 2010.
     Letters of credit. We are required to post collateral to secure our fuel-price sensitive derivative instruments based on the unrealized loss, less any unsecured credit granted by our counter party. During the three months ended September 30, 2005, we received an additional $10 of unsecured credit from our counter party, increasing total unsecured credit to $30. We had posted collateral in the form of Letters of Credit of $32 at September 30, 2005.
     Preferred stock. 0.1 shares of Series A non-voting convertible, redeemable preferred stock was issued as part of the conversion of Wright Express LLC from a Delaware Limited Liability Company to a Delaware Corporation called Wright Express Corporation. The Series A preferred stock is mandatorily redeemable at the option of the holder after the fifth anniversary of its issuance.
     Tax receivable agreement. As a consequence of our separation from Cendant, and our joint election made with Cendant to treat that separation as a qualified stock purchase under section 338 of the Internal Revenue Code, we expect to become entitled to additional tax deductions this year and in future periods. We expect to realize tax savings from these deductions and have a balance of $475.9 in net deferred income tax assets recorded on our balance sheet as September 30, 2005. We are obligated, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we are projected to save for each tax period as a result of these increased tax benefits. At September 30, 2005, we have recorded $404.5 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. We are required to make quarterly payments to Cendant whenever a quarterly estimated tax payment is due.
     Other contractual obligations. We have future cash obligations under various types of contracts. As discussed above we use borrowed federal funds and certificates of deposits to fund our accounts receivable balances. The life for all borrowed federal funds and certificates of deposits is 12 months or less.

     The table below summarizes the estimated dollar amounts of payments under contractual obligations requiring regular cash payments, as of September 30, 2005 for the periods specified:

	Remainder				2009 and
	of 2005	2006	2007	2008	thereafter	Total

Operating leases:
Facilities	$0.6	$2.6	$2.5	$2.3	$5.5	$13.5
Equipment	0.7	2.0	0.7	-	-	3.4
Financing debt:
Principal repayments	4.7	33.1	37.8	37.8	66.1	179.5
Interest and fees	3.3	12.4	10.4	8.0	5.9	40.0
Tax receivable agreement	4.5	18.9	19.4	20.0	341.7	404.5
Deposits	138.2	275.7	-	-	-	413.9
Service contracts	0.4	1.5	1.5	1.5	2.6	7.5
Technology services	0.2	0.6	0.7	0.7	-	2.2

Total	$152.6	$346.8	$73.0	$70.3	$421.8	$1,064.5

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
Reserve for Credit Losses.
     Our reserve for credit losses is an estimate of the amounts currently recorded in gross accounts receivable that will ultimately not be collected. The reserve reduces the accounts receivable balances as reported in the financial statements to their net realizable value. Management estimates these reserves based on assumptions and other considerations, including a review of accounts receivable balances which become past due, past loss experience, customer payment patterns, current economic conditions, known fraud activity in the portfolio and industry averages.
     Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:
•	A 6-month rolling average of actual charge-off experience;

•	Amounts currently due;

•	The age of the balances, and;

•	Estimated bankruptcy rates.
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
     The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at September 30, 2005:

Impact

Balance as reported September 30, 2005	$5.4
Increase in loss rate by:
10%	$0.3
20%	$0.6
30%	$0.9

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
     Management believes the current assumptions and other considerations used to assess goodwill impairment are appropriate. However, if actual experience differs from the assumptions and other considerations used in our goodwill impairment assessments, the resulting change could have a material adverse effect on our consolidated results of operations, and in certain situations could have a material adverse effect on our financial condition.
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
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers:
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Major oil companies, who have not traditionally provided universally accepted transaction processing, may issue competing products and information management services.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services.

•	Unforeseen factors resulting in the compromising of the data we collect about our customers could subject us to liability and damage our reputation.

•	Any failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	A decline in general economic conditions could adversely affect our business.

•	Our ability to achieve earnings forecasts which are based upon projected levels of fuel and service transactions. There can be no assurance we will achieve the projected volumes.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings.

     The foregoing list of important factors is not exclusive. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisitions or dispositions.
     The forward-looking statements speak only as of the date of this Quarterly Report and undue reliance should not be placed on these statements.
Changes in Accounting Policies and Recently Issued Accounting Pronouncements
     During the nine months ended September 30, 2005, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
     At September 30, 2005 we had borrowings of $415.7 million in the form of deposits at our wholly-owned bank subsidiary. These deposits matured in less than one year and bore interest at fixed rates ranging from 2.9% to 4.25%.
     In addition, we had borrowings of $179.5 million and $50 million on our term loan and credit facility, respectively. The term loan and credit facility bore interest at a floating rate equal to the one-month LIBOR plus 150 basis points, or 5.38% at September 30, 2005.
     We entered into two interest rate swap contracts that fix the interest rate on a portion of the variable rate term loan and the variable rate revolving credit facility.
     As part of our IPO, we issued 100 shares of Series A non-voting convertible, redeemable preferred stock at $100,000 per share. The Series A non-voting convertible, redeemable preferred stock is entitled to receive cumulative cash dividends at a floating rate equal to 4.3% prior to June 15, 2005 and, thereafter, the three-month LIBOR plus 150 basis points, multiplied by price per share of the Series A non-voting convertible, redeemable preferred stock. The Series A non-voting convertible, redeemable preferred stock bore interest at a rate of 5.39% at September 30, 2005.
Commodity Price Risk
     The Company owns put and call option contracts (the “collars” or “derivatives”) based on the price of certain unleaded gasoline and diesel price indices. The collars are intended to mitigate the effects of changes in fuel prices on our earnings. The value of these contracts will be adjusted each quarter to their then current market value and any realized and unrealized gains or losses that result from changes in the market value of these contracts will be reflected on our quarterly statement of income.

     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of the derivative instruments discussed above:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(5,193)	$(3,462)	$(1,731)	$1,731	$3,462	$5,193
Expenses	(779)	(519)	(260)	260	519	779

Operating income	$(4,414)	$(2,943)	$(1,471)	$1,471	$2,943	$4,414

ITEM 4. CONTROLS AND PROCEDURES.
     With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of September 30, 2005. No change in internal control over financial reporting occurred during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
**********
     We make available free of charge, through the Company’s website, http://www.wrightexpress.com, our Form 10-Q and Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 14 — “Commitments and contingencies,” to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not applicable.
ITEM 5. OTHER INFORMATION.
Not applicable.
ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Employment Agreement, dated as of February 1, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.2	Employment Agreement, dated as of February 22, 2005, by and between Wright Express Corporation and Melissa D. Goodwin (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.4	Transitional Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our

Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)**.

	10.11	Wright Express Corporation Short Term Incentive Plan**

	10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.17 to our quarterly report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-32426).

*	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company

*	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*		Filed herewith
**		Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: October 27, 2005	By:	/s/ Melissa D. Goodwin
Melissa D. Goodwin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Employment Agreement, dated as of February 1, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.2	Employment Agreement, dated as of February 22, 2005, by and between Wright Express Corporation and Melissa D. Goodwin (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.4	Transitional Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)**.

10.11	Wright Express Corporation Short Term Incentive Plan**

10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.17 to our quarterly report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-32426).

*	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company

*	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*		Filed herewith
**		Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment