Form 10-K
period 2005-12-31
Wright Express CORP
filed 2006-03-15
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number	001-32426

WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

97 Darling Avenue
South Portland, ME 04106

(Address of principal executive office)

(207) 773-8171

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the closing price of the common stock on June 30, 2005 was $632,164,748 (for purposes of this calculation, directors, officers and 10% or greater stockholders are assumed to be affiliates).

There were 40,288,653 shares of common stock $0.01 par value outstanding as of March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

WEXOnline®, Wright Express®, WEX® and WEXIndex® are our registered trademarks. This report also includes trademarks, service marks and trade names of other companies.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “Looking Forward” section of this Annual Report in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” among other sections, contains forward-looking statements. In addition, when used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; the uncertainties of litigation, as well as other risks and uncertainties as identified in “ITEM 1A – RISK FACTORS.” Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition.
          The forward-looking statements speak only as of the date of this Annual Report and undue reliance should not be placed on these statements.
PART I
ITEM 1. BUSINESS.
Our Company
          Wright Express is a leading provider of payment processing and information management services to the commercial and government vehicle fleet industry. The Company provides these services for approximately 295,000 commercial and government fleets totaling 4.2 million vehicles in the United States and Canada. Wright Express markets these services directly, as well as through more than 95 strategic relationships, and offers a MasterCard-branded corporate card. The Company’s fleet cards are accepted at approximately 180,000 fuel and vehicle maintenance locations throughout the United States and Canada.
          The broad array of information we collect at the point of sale includes the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide fleets with purchase controls, comprehensive information, and analytical tools to effectively manage their vehicle fleets and control costs. Our network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as “closed” because only Wright Express transactions can be processed in this network. We provide value to our customers by providing customized offerings with accepting merchants, processing payments and providing unique information management services to our fleets.
          Over the past 20 years we have built our network to have site acceptance at over 90% of the nation’s retail fuel locations and over 40,000 vehicle maintenance locations. We believe our network is one of the largest closed fuel and vehicle maintenance networks of its kind, which allows us to offer customers broad site acceptance. Our closed network also affords us access to a higher level of fleet-specific information and control than is widely available on the networks of MasterCard, Visa, American Express or Discover, which allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.
          The vehicle maintenance portion of our proprietary closed network, which we refer to as the Wright Express Service Network, fulfills fleets’ vehicle maintenance needs, such as roadside service and assistance, replacement tires, glass, brakes and mufflers, oil changes and car washes.
          On February 16, 2005, Wright Express LLC, a Delaware limited liability company, converted into Wright Express Corporation, a Delaware corporation, and 100% of the ownership interests in Wright Express LLC were converted into 40 million shares of common stock and 100 shares of non-voting convertible, redeemable preferred stock. On the same day, our former corporate parent sold all 40 million shares of common stock in an initial public offering (“IPO”) and all 100 shares of non-voting convertible, redeemable preferred stock in a private placement.
          Our operations are organized into the following operating segments, which are discussed in greater detail in Note 19, “Segment Information,” in the accompanying consolidated financial statements:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels – direct, co-branded and private label.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines – corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
Fleet Products and Services
Payment processing
          In a payment processing transaction we pay the purchase price for the fleet customer’s transaction, less our payment processing fees, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, typically within one month from the billing date. Payment processing fees are typically based on a percentage of the aggregate dollar amount of the customer’s purchase. We provide short-term funding of the expenditure for transactions made for fleet customers in our direct channel and certain fleet customers of our strategic relationships, which in 2005 accounted for approximately 166 million payment processing transactions.
Transaction processing
          In a transaction processing transaction we earn a fixed fee per transaction and do not typically provide funding. Fleet customers of our strategic relationships conducted over 62 million transaction processing transactions in 2005.
Information management
          We provide customized information to customers through monthly vehicle analysis reports and our online website, WEXOnline®. These reports contain information about each transaction by driver and vehicle. We also flag any unusual transactions or transactions that fall outside of pre-established parameters in these reports. Through our website, customers can access their account information, including their account history and recent transactions, and download details concerning current and past transactions. They can quickly access, use and download this information to manage and track the usage and efficiency of their fleets’ vehicles, to monitor driver behavior and spending, to track maintenance schedules and to more effectively manage fleet costs. The reports we provide to customers help them reduce the amount of administrative time they spend in recording and monitoring expenses.

Security and control
          We enable our customers and the customers of our strategic relationships to monitor and control their fleets’ expenditures. Through WEXOnline®, fleet managers can set pre-determined limits on the amount of money their drivers can charge, the frequency with which their drivers can purchase fuel, the type of products and services that their drivers can purchase and the time of day or days when their drivers can make purchases. In addition, through WEXOnline®, fleet managers can perform real-time modifications to any pre-determined limits or add or remove driver identification numbers in response to changes or to prevent theft. They also can elect to be notified by email when limits are exceeded in eight purchase categories, including limits on transactions within a time range, gallons per day and allowable fuel types. Our purchase controls allow fleet drivers to purchase essential items and services when needed, but deter them from making excessive or unauthorized purchases.
Account management
          We provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets, strategic relationships and the fuel and vehicle maintenance providers on our network. We conduct regular surveys to ensure that these constituencies receive proper customer service, initiate calls to customers to promote adoption and use of our programs, and actively call “at risk” customers through our account retention programs.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for small and mid-sized fleets through our dedicated telephone call center, which is available 24 hours a day, seven days a week.

•	Premium fleet services. We assign designated service representatives to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and their fleets’ operations and objectives.

•	Strategic relationship services. We assign a dedicated account representative to most of our strategic relationships. The representative prepares reports on key performance indicators, which gives each of our strategic relationships a periodic snapshot of its program’s performance in crucial areas. These are benchmarked against programs of similar size.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, install and test all network and terminal software and hardware and train them on the sale and transaction authorization process.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. We have developed an application underwriting model that produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an on-going 18-month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who educate, monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

Fuel Price Derivatives
          We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel-price risk management program is designed to purchase derivative instruments to manage the Company’s fuel-price-related earnings exposure going forward. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of December 31, 2005:

		Weighted Average Price(c)
	Percentage(a)	Floor	Ceiling

For the period January 1, 2006 through December 31, 2006(b)	90%	$1.88	$1.95
For the period January 1, 2007 through March 31, 2007	90%	$2.29	$2.36
For the period April 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	60%	$2.29	$2.36
For the period October 1, 2007 through December 31, 2007	30%	$2.29	$2.36

(a)	Represents the percentage of the Company’s forecasted revenue subject to fuel price variations to which the Options pertain in 2006 and the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain in 2007 and beyond.

(b)	Options that expire during 2006 are based only on unleaded gasoline.

(c)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
Industry
          According to Havill & Company, Inc.’s U.S. Commercial Fleet Market Forecast, there are approximately 41 million fleet vehicles in the United States. Fleet vehicles include automobiles and trucks used by businesses or government agencies.
          Vehicle fleets are categorized by vehicle type and fleet size. Vehicle types include heavy trucks (with a gross vehicle weight greater than 19,500 lbs.), medium trucks (with a gross vehicle weight between 10,000 and 19,500 lbs.), light trucks (with a gross vehicle weight below 10,000 lbs.) and automobiles. The fleets for which we provide services are predominantly comprised of medium trucks, light trucks and automobiles.
          The following table categorizes commercial and government trucks by fleet size and weight class:

	Light	Medium	Heavy
(in thousands)	Trucks	Trucks	Trucks	Total

Fleets of 1 to 6 trucks	10,301	1,002	2,342	13,645
Fleets of 7 to 51 trucks	1,576	363	828	2,767
Fleets of 52 or more trucks	299	97	163	559
Government fleets	1,513	294	539	2,346

Total	13,689	1,756	3,872	19,317

Source: Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005, p. 3.

          The following table categorizes commercial and government automobiles by fleet size:

(in thousands)	Automobiles

Fleets of 1 to 3 vehicles	16,295
Fleets of 4 or more vehicles	5,098

Total	21,393

Source: Havill & Company, Inc.; US Commercial Fleet Market Forecast, 2004-2008, September 2005, pp. 1-9.
          The majority of automobile and light truck fleets rely on retail filling stations to refuel their fleet vehicles. Medium and heavy trucks, which typically require diesel fuel, also refuel at on-site fueling locations, unattended, automated fueling stations and truck stops. Fleets also may purchase fuel in bulk in order to obtain lower prices, store the fuel in their storage tanks and refuel their fleet vehicles from this location. Certain of these fleets also may use mobile fueling, whereby fuel is delivered to a fleet’s location by a mobile fueler.
          The following table categorizes fuel consumption and expenditures by commercial and government fleet by vehicle type:

	Total	Total fuel
(in billions)	gallons(a)	spend(b)

Heavy trucks	21.8	$50.8
Medium trucks	3.6	8.4
Light trucks	21.7	50.6
Automobiles	8.3	19.3

Total	55.4	$129.1

(a)	Source: Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005.

(b)	Fuel spend has been calculated using gallons from Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005, and assumes an average retail fuel price of $2.33, which approximates the average retail fuel price on payment processing transactions that the Company processed from January 1 to December 31, 2005.
Growth Strategy
          Management estimates that approximately one-third of the 41 million commercial and government fleet vehicles are currently purchasing their fuel on a fleet card offering. Of the estimated two thirds of the market not using a fleet card, we believe more than half are still purchasing with cash. The market presents us with strong organic growth potential. Our strategy is to drive growth in this market by focusing on the development of products and services that meet the needs of fleets of all sizes.
          Our approach is to leverage our core competitive strengths – sales and marketing, portfolio management and product differentiation – to improve our performance in acquiring and retaining customers, and in creating products that add value by satisfying new and existing customer needs. Our fleet card solutions cut across the whole market and target fleets of all sizes and all vehicle types.
          In the large fleet market, there is strong awareness of fleet card offerings. In this market, we are focused on continuing to develop innovative products and services that meet the needs of this market, as well as providing customized information management to serve the complex needs of larger businesses. With the small fleet segment, which we consider to be fleets of less than 25 vehicles, there is much less awareness of fleet card products. We have developed sales and marketing capabilities that target this segment, and we have expertise in the data modeling and direct marketing techniques required to identify and connect with small fleets. Because of this expertise, we believe there is potential for continued long-term organic growth in our core fleet card solutions business through our direct, co-brand, and private label marketing channels.

          In addition, we are looking at the marketplace for potential acquisitions that can accelerate our growth or enhance our strategic position. We expect to focus on transactions in contiguous markets that complement our core competencies. We are seeking out opportunities that are fleet, payment processing, or information-solutions related and which we believe will have the potential to drive growth.
Sales and Marketing
          We market our payment processing and information management services to fleets through three primary channels: the direct channel, the co-branded channel and the private label channel. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, drive our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services.
          By collecting and analyzing customer data acquired for more than 20 years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and the sales forces of companies with which we have co-branded or private label relationships.
Direct
          In our direct channel we market our services, branded with the Wright Express name, directly to commercial and government vehicle fleets, which allows us to have a direct relationship with our fleet customers. As of December 31, 2005, we had approximately 66,000 fleet customers, in our direct channel, with approximately 1.7 million total vehicles.
          The fleet customers in our direct channel include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping or plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers we use both our outside sales force, which focuses on the acquisition of new business, and internal account managers, who focus on servicing and growing revenue from existing customers.
Co-branded
          In our co-branded channel we market our services for, and in collaboration with, approximately 75 fleet management companies and automotive manufacturers using their brand name and our Wright Express logo. These companies seek to offer our payment processing and information management services to their fleet customers as part of a larger package of fleet services that they provide. As of December 31, 2005, we had approximately 39,000 fleet customers, in our co-branded channel, with approximately 1.2 million total vehicles.
          We use this channel to reach the small, mid-size and large fleet customers of our co-branded relationships. We are able to expand the base of customers to whom we provide our services by combining the marketing and sales efforts of our own sales force, with the efforts of the sales forces of our co-branded relationships.
Private label
          In our private label channel we market our services for, and in collaboration with, over 20 fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these services exclusively at the fuel locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2005, we had approximately 190,000 fleet customers, in our private label channel, with approximately 1.3 million total vehicles.
          The customers in this channel are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We rely on the marketing efforts of our private label relationships to attract customers in this channel. However, many of these fuel retailers also rely on our sales and marketing expertise.
MasterCard Products and Services
          We offer the following MasterCard products:
•	Corporate charge card. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management capabilities.

•	Rotating accounts. Our rotating account product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our rotating account product is used exclusively for transactions that are not made in person, that is, transactions conducted over the telephone, by mail or facsimile or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations and vehicle maintenance. Under this program, each transaction is assigned a unique MasterCard account number, which makes limiting purchase amounts, tracking, settling and reconciling purchases easier and eliminates the risks associated with using multiple cards. After all of the account numbers assigned to a business have been used, the account numbers are rotated and used again by the business.
Competition
          The Company has a strong competitive position in its fleet segment. Our product features and extensive account management services are key factors behind our leadership position in the fleet industry. We face considerable competition in both business segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that can issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our fleet segment and in the corporate charge card category of our MasterCard segment.
          In both of our operating segments the most significant competitive factors are breadth of features and functionality, price and servicing capability.
Regulation
          The Company’s wholly owned bank subsidiary, Wright Express Financial Services Corporation, or FSC, is a Utah industrial bank that began operations in June 1998. Through FSC, the Company is able to issue certificates of deposit that support its ability to fund transactions. FSC approves the customer applications for all of the Company’s funded programs and is the issuing bank for the Company’s MasterCard programs. FSC has an independent board of directors.
          The Company and FSC are subject to certain federal and state laws and regulations governing insured depository institutions and their affiliates. FSC is subject to supervision and examination by both the Utah Department of Financial Institutions, or the UTDFI, and the Federal Deposit Insurance Corporation, or the FDIC. The Company and FSC are also subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act. The Company is subject to anti-tying provisions in the Bank Holding Company Act. Utah laws and regulations limit the loans FSC may make to one borrower and the types of investments FSC may make.
          Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting Wright Express.

Regulation of lending businesses in the United States
          FSC primarily makes commercial loans but it has the authority to extend credit to consumers as well. When making consumer loans, FSC is subject to extensive federal and state consumer protection laws. The Equal Credit Opportunity Act prohibits lenders from discriminating when extending credit on certain criteria such as an applicant’s sex, race and marital status. In order to protect borrowers from such discrimination, the Equal Credit Opportunity Act requires that lenders disclose the reasons they took adverse action against an applicant or a customer.
          The Fair Credit Reporting Act, or FCRA, imposes duties on lenders if they use consumer credit reports. For instance, it prohibits the use of a consumer credit report except in connection with a proposed business transaction with the consumer. FCRA also requires lenders to notify consumers when taking adverse action based upon information obtained from credit reporting agencies.
          The Federal Deposit Insurance Act, or FDIA, authorizes federally insured state chartered banks to use various alternative interest rates when they make loans, including the highest interest rate authorized for state-chartered lenders located in the state where a national bank is located. This ability to “export” rates is relied upon by Wright Express to charge customers the interest rates and fees permitted by Utah law regardless of an inconsistent law of the state in which the customer is located, thereby facilitating the Company’s nationwide lending activities.
Restrictions on intercompany borrowings and transactions
          The Federal Reserve Act, or FRA, restricts the extent to which the Company may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with FSC. In general, these restrictions require that any such extensions of credit by FSC must be fully secured. There is no limit on such transactions to the extent they are secured by a cash deposit with FSC or pledged United States government securities. It is also possible to pledge designated amounts of other specified kinds of collateral if the aggregate of such transactions are limited to 10% of FSC’s capital stock and surplus with respect to any single affiliate, and to 20% of FSC’s capital stock and surplus with respect to all affiliates if FSC had more than one affiliate.
Restrictions on dividends
          The FRA also limits the dividends FSC may pay to the Company. In addition, FSC is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. A state or federal regulatory authority can determine, under certain circumstances relating to the financial condition of a bank, that the payment of dividends would be an unsafe or unsound practice and can prohibit payment thereof. Moreover, FSC may not pay a dividend to us if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits an industrial bank to pay dividends only from undivided earnings.
Capital requirements
          The FDIC has risk-based capital and leverage ratio requirements and guidelines for banking organizations. The requirements and guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of their assets and off-balance sheet financial instruments. Under the risk-based capital requirements applicable to FSC, the minimum requirement for the ratio of total capital (as defined below) to risk-weighted assets (including certain off-balance sheet items, such as interest rate swaps) is 10%. At least 6% of the total capital must be comprised of common stockholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets, also collectively known as Tier 1 capital. The remainder may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock that does not qualify as Tier 1 capital and a limited amount of reserves for possible credit losses, collectively known as Tier 2 capital, and together with Tier 1 capital, total capital. Banks may be subject to higher risk-based and leverage capital ratios depending on other specific factors, such as interest rate risk, concentrations of credit risk, and the conduct of non-traditional activities.

Prompt corrective action
          The FDIA requires, among other things, federal banking agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. The FDIA sets forth the following five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. At December 31, 2005, FSC was considered well capitalized. FSC utilizes brokered deposits to fund many of its operations. Federal law requires a bank to be well capitalized or adequately capitalized with a waiver from the FDIC if it accepts new brokered deposits. Thus, FSC must always qualify as well capitalized or adequately capitalized with a waiver from the FDIC to continue to utilize brokered deposits.
          The FDIA generally prohibits a depository institution from making any capital distributions, including payment of a dividend, or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to a range of supervisory actions to restore adequate capital and address all other unsafe and unsound conditions at the bank. In Utah, the Commissioner of Financial Institutions can take possession of an undercapitalized bank at any time and thereafter appoint a receiver, remove management, and order a sale of the bank or any of its assets. Federal law also gives the FDIC authority to assess civil money penalties against the parent and any institution affiliated parties deemed responsible for causing or permitting problems at the bank to continue without resolution.
Company obligations to FSC
          Any non-deposit obligation of FSC to the Company is subordinate, in right of payment, to deposits and other indebtedness of FSC. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of FSC will be assumed by the bankruptcy trustee and entitled to priority of payment.
FDICIA and FDIC insurance
          FSC is subject to FDIC deposit insurance assessments for the Bank Insurance Fund, or the BIF. Each financial institution is assigned to one of three capital groups: well capitalized, adequately capitalized or undercapitalized, and further assigned to one of three sub-groups within a capital group on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to FSC in the future will depend in part upon the risk assessment classification assigned by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. Because of favorable loss experience and a healthy reserve ratio in the BIF, FSC, which is considered well capitalized and well managed, has not paid any premiums in recent years. However, premium rates for FSC may change in the future.
Gramm-Leach-Bliley Act
          The financial privacy provisions of the Gramm-Leach-Bliley Act generally prohibit financial institutions, including FSC, to the extent it makes loans or provides other financial services to consumers, from disclosing non-public personal information it collects about consumers to third parties unless consumers have the opportunity to opt out of the disclosure. A financial institution is also required to provide an annual privacy notice to its customers. The Gramm-Leach-Bliley Act permits states to adopt more restrictive privacy laws, which could reduce the effectiveness and increase the cost of our marketing programs.
USA PATRIOT Act
          In 2001, comprehensive anti-terrorism legislation known as the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, or the USA Patriot Act, was enacted. The United States Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including FSC. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The USA Patriot Act’s requirement to obtain and verify certain customer information may hamper the ability of FSC to open some accounts where such information cannot be easily obtained or verified.
Restrictions on ownership of Wright Express common stock
          FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 5% or more of Wright Express common stock. These requirements are discussed in detail in ITEM 1A – RISK FACTORS under the heading “If any entity controls 5% or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring such common stock, we will have the power to restrict such entity’s ability to vote such shares.”
Intellectual Property
          We pursue the protection of our trademarks and patents by applying to register them in the United States. We have obtained federal trademark registration of a number of marks, including Wright Express®, WEX®, WEXOnline® and WEXIndex®. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others.
Employees
          As of December 31, 2005, we employed over 650 full-time employees. None of our employees are subject to a collective bargaining agreement.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106, telephone (207) 773-8171, and Internet address www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The Company’s Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
          Copies will also be provided to any shareholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
          The Company’s Internet site and the information contained therein are not incorporated by reference into this Form 10-K.
ITEM 1A. RISK FACTORS.
Risks Relating to Our Company
     The majority of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our payment processing revenues.
          In 2005, approximately 67% of our total revenues were attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. For example, we estimate that during 2005, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately a $6.7 million decline in 2005 revenue. We have benefited from historically high fuel prices during 2005 and 2004, and a significant decline in the price of fuel in future periods could have a material adverse effect on our total revenues.

          We have implemented a derivative program to normalize our cash flows related to fuel price volatility. This program is designed to reduce volatility in cash flows but may increase the volatility of our operating results. See an explanation of our program in our “Fuel Price Derivatives” discussion in ITEM 1 – BUSINESS.
          Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:
•	supply and demand for oil and gas, and expectations regarding supply and demand;

•	actions by the Organization of Petroleum Exporting Countries (OPEC), Russia, Mexico or other major oil producing nations;

•	political conditions in other oil-producing and gas-producing countries, including insurgency, terrorism or war;

•	refinery capacity;

•	weather;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations and tariffs.
     Derivatives transactions may not adequately manage our cash flows and may cause volatility in our net income.
          Because the majority of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in ITEM 1 – BUSINESS. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a sudden material change in fuel prices. The success of our fuel price derivatives strategy depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts will be recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
     Our industry has become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.
          We face and may continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have primarily been able to provide customers with a unique spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more difficult for us to compete solely on the basis of superior capabilities or service. In some areas of our business, we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we use our pricing strategies to encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.

          While we have traditionally offered our services to all categories of the fleet industry, some of our competitors have successfully garnered significant share in particular categories of the overall industry. For example, we believe U.S. Bank Voyager Fleet Systems, Inc. has the largest share among the government fleet category of the industry and Comdata Corporation has a significant share of the heavy truck category. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.
          We also face increased competition in our efforts to enter into new strategic relationships and renew existing strategic relationships on the same terms.
     Our business and operating results are dependent on several key strategic relationships, the loss of which could adversely affect our results of operations.
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 21% of our total revenues in 2005. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
          Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected.
     Decreased demand for fuel and other vehicle products and services could harm our business and results of operations.
          Our results of operations are dependent on the number of transactions we process and the dollar value of those transactions. We believe that our transaction volume is correlated with general economic conditions in the United States. A downturn in the United States economy is generally characterized by reduced commercial activity and, consequently, reduced purchasing of fuel and other vehicle products and services.
          In addition, demand for fuel and other vehicle products and services may be reduced by other factors that are beyond our control, such as the development by vehicle manufacturers and adoption by our fleet customers of vehicles with greater fuel efficiency or alternative non-liquefied fuel sources.
     Our failure to effectively implement new technology could jeopardize our position as a leader in our industry.
          As a provider of information management and payment processing services, we must constantly adapt and respond to the technological advances offered by our competitors and the informational requirements of our customers, including those related to the Internet, in order to maintain and improve upon our competitive position. We may not be able to expand our technological capabilities and service offerings as rapidly as our competitors, which could jeopardize our position as a leader in our industry.
     We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.
          Our ability to process and authorize transactions electronically depends on our ability to electronically communicate with our fuel and vehicle maintenance providers through point-of-sale devices and electronic networks that are owned and operated by third parties. The electronic communications networks upon which we depend are often subject to disruptions of various magnitudes and durations. Any severe disruption of one or all of these networks could impair our ability to authorize transactions or collect information about such transactions, which, in turn, could harm our reputation for dependable service and adversely affect our results of operations. In addition, our ability to collect enhanced data relating to our customers’ purchases may be limited by the use of older point-of-sale devices by fuel and vehicle maintenance providers. To the extent that fuel and vehicle maintenance providers within our network are slow to adopt advanced point-of-sale devices, we may not be able to offer the services and capabilities our customers demand.

     If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in bad debt expense.
          We are subject to the credit risk of a majority of our customers, many of which are small to mid-sized businesses. We use various formulae and models to screen potential customers and establish appropriate credit limits, but these formulae and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Increases in average fuel prices can require us to periodically increase credit limits for a significant number of our customers. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than it has been in the past.
     The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow federal funds. These funds are used to support our payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. The Utah Department of Financial Institutions licenses FSC on the state level, and the Federal Deposit Insurance Corporation licenses FSC on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the state of Utah or the U.S. federal government, may significantly affect or restrict the manner in which the Company conducts business in the future.
     We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation.
          We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. We may experience attempts by experienced programmers or “hackers” to penetrate our network security. A party who is able to penetrate our network security could misappropriate our proprietary information or cause interruptions in our WEXOnline® web site. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Moreover, any security breach or inadvertent transmission of information about our customers could expose us to liability and/or litigation and cause damage to our reputation.
     We may incur substantial losses due to fraudulent use of our charge cards.
          When we fund customer transactions, we typically assume the risk of losses due to fraudulent use of our charge cards, which could be substantial. We do not maintain any insurance to protect us against any such losses.
     In an increasing interest rate environment, interest expense on the unhedged portion of our borrowings on our credit facility will increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $222.5 million of indebtedness outstanding at December 31, 2005 under our new credit agreement, of which $102.5 million bears interest at rates that vary with changes in overall market interest rates. Rising interest rates will result in reduced net income.

          The certificates of deposit that our industrial bank subsidiary uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed to finance payments to major oil companies. In a rising interest rate environment, FSC will not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates will result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2005, FSC had outstanding $294.2 million in certificates of deposit maturing within one year and $39.3 million in certificates of deposit maturing within one to five years.
     The debt covenants on our credit facility may restrict our operating flexibility.
          At December 31, 2005, we had outstanding a total of $222.5 million on our credit facility. The credit agreement contains restrictions on our ability to, among other things:
•	pay dividends to our stockholders;

•	sell or transfer all or substantially all of our property or assets;

•	incur more indebtedness or make guarantees;

•	grant or incur liens on our assets;

•	make investments, loans, advances or acquisitions;

•	engage in mergers, consolidations, liquidations or dissolutions;

•	engage in transactions with our affiliates;

•	enter into sales or leasebacks; and

•	change our accounting policies or reporting practices.
          The restrictions contained in the credit agreement could hurt our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, our credit agreement requires that we comply with several financial maintenance covenants. Specifically, our credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until September 30, 2006, 2.50 to 1.00 at the end of each fiscal quarter until September 30, 2007, 2.00 to 1.00 at the end of each fiscal quarter until September 30, 2008 and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 at the end of each fiscal quarter until December 31, 2006 and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under our credit agreement. If a default occurs under our credit agreement, the lenders under the revolving credit facility or term loan could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

     We have benefited from being a subsidiary of much larger entities, and we may not be able to maintain our historical growth rate as an independent public company.
          Our growth prior to February 16, 2005 occurred while we were a subsidiary of much larger entities, and these entities helped facilitate the establishment of new business relationships and the renewal of existing relationships. As an independent company, we will no longer have a parent company to help with facilitating new relationships, and may not be able to sustain the same level of growth in our business.
     We depend on key management and if we are unable to retain those employees, we could lose valuable strategic and customer relationships.
          We believe that our future depends, in part, on the continued services of our senior management team, including Michael Dubyak, our president and chief executive officer, who has been with Wright Express since 1986. Losing the services of Mr. Dubyak or other members of our senior management team could adversely affect our strategic and customer relationships and impede our ability to execute our growth strategies. We do not currently maintain key person life insurance policies with respect to our executive officers.
Risks Relating to Our Common Stock
     If any entity controls 5% or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring such common stock, we will have the power to restrict such entity’s ability to vote such shares.
          As owners of a Utah industrial bank, we are subject to banking regulations that require any entity that controls 5% or more of our common stock to obtain the prior approval of Utah banking authorities, and any person or entity who controls 10% or more of our common stock must obtain the prior approval of federal banking regulators. A failure to comply with these requirements could result in sanctions, including the loss of our Utah industrial bank charter. Our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
     Provisions in our charter documents, Delaware law and applicable banking law may delay or prevent our acquisition by a third party.
          Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine, including rights to dividends and proceeds in a liquidation that are senior to the common stock. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
          In addition, because we own a Utah industrial bank, any purchaser of our common stock who would own 5% or more of our common stock after such purchase would be required to obtain the prior consent of Utah banking authorities and any purchaser of our common stock who would own 10% or more of our common stock would be required to obtain the consent of federal banking authorities prior to consummating any such acquisition. These regulatory requirements may preclude or delay the purchase of a relatively large ownership stake by certain potential investors.
     Our stockholder rights plan could prevent you from receiving a premium over the market price for your shares of common stock from a potential acquirer.
          Our board of directors approved a stockholder rights plan, which entitles our stockholders to acquire shares of our common stock at a price equal to 50% of the then current market value in limited circumstances when a third party acquires 15% or more of our outstanding common stock or announces its intent to commence a tender offer for at least 15% of our common stock, in each case, in a transaction that our board of directors does not approve. The existence of these rights would significantly increase the cost of acquiring control of our company without the support of our board of directors because, under these limited circumstances, all of our stockholders, other than the person or group who caused the rights to become exercisable, would become entitled to purchase shares of our common stock at a discount. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that you will receive a premium for your common stock in an acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          Not applicable.
ITEM 2. PROPERTIES.
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine, which is under a lease that will expire in 2012. We also lease five smaller buildings in the South Portland area. Three of these buildings, totaling 72,000 square feet, are used for technical and customer service employees. The other two buildings include a 7,500 square foot warehouse, and a 29,000 square foot space that we sublease to a third party. We lease 11,500 square feet of office space in Salt Lake City, Utah to support our bank operations. These facilities are adequate for our current uses.
ITEM 3. LEGAL PROCEEDINGS.
          On October 14, 2003, Enron Corporation filed a preference and fraudulent transfer claim in the United States Bankruptcy Court for the Southern District of New York against us seeking the return of $2.8 million paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526,000 by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses, including the defense that the payments in question came from Enron’s non-debtor subsidiaries, not Enron, the debtor, in the ordinary course of business. We believe that we have meritorious defenses to these claims and intend to vigorously defend this lawsuit.
          In addition, we are, from time to time, subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
          The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”), ticker symbol WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape.

	High	Low

2005
First quarter (beginning February 16, 2005)	$18.15	$16.61
Second quarter	$18.88	$15.25
Third quarter	$22.33	$18.40
Fourth quarter	$24.91	$19.21

Holders
          As of March 10, 2006, the closing price of our common stock was $24.74 per share, there were 40,288,653 shares of our common stock outstanding, and there were four holders of record of our common stock.
Dividends
          The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company, and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.
          The Company has certain restrictions on the dividends it may pay. These restrictions have been discussed in Note 10, “Financing Debt” in the accompanying consolidated financial statements. In addition, the Company’s wholly-owned industrial bank subsidiary has certain restrictions with regard to the dividends it may pay to the Company. These restrictions have been discussed in this Form 10-K in ITEM 1 – BUSINESS under the caption, “Restrictions on dividends.”
          The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future.
          The information related to equity compensation plans required by Regulation S-K Item 201(d) will be included in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
          The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in this Form 10-K and the Consolidated Financial Statements and related notes thereto. The fiscal year financial information included in the table below is derived from audited financial statements:

	Years ended December 31,
(in thousands)	2005(a)	2004	2003	2002	2001

Income statement information
Total revenues	$241,333	$189,100	$156,939	$126,601	$122,162
Total operating expenses	$134,716	$104,940	$100,005	$86,478	$88,728
Financing interest expense	$12,966	$—	$—	$—	$—
Net realized and unrealized loss on derivative instruments	$65,778	$—	$—	$—	$—
Net income	$18,653	$51,219	$34,640	$24,421	$18,731
Basic earnings per share(b)	$0.46	$1.27	$0.86	$0.61	$0.47
Weighted average basic shares of common stock outstanding(b)	40,194	40,185	40,185	40,185	40,185

Balance sheet information, at end of period
Total assets	$1,420,421	$812,689	$583,610	$478,615	$414,979
Liabilities and stockholders’ or member’s equity:
All liabilities except preferred stock	$1,335,682	$528,439	$325,278	$254,975	$215,732
Preferred stock	10,000	—	—	—	—
Total stockholders’ or member’s equity	74,739	284,250	258,332	223,640	199,247

Total liabilities and stockholders’ or member’s equity	$1,420,421	$812,689	$583,610	$478,615	$414,979

(a)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to prior years’ results.

(b)	Earnings per share and weighted average basic shares of common stock outstanding are determined on a pro-forma basis for the years ended December 31, 2004, 2003, 2002 and 2001 as the Company was not a publicly-traded, stand-alone entity. See Note 1, “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          This discussion should be read in conjunction with our audited financial statements as of December 31, 2005, and for the two years then ended and the notes accompanying those financial statements. In addition, this discussion contains forward-looking statements which are covered by the Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 as discussed on page 4 of this Annual Report on Form 10-K.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. The Company utilizes its wholly-owned bank subsidiary, Wright Express Financial Services Corporation, a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation, to facilitate and manage transactions for vehicle fleets through its proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. Wright Express provides fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
Highlights for 2005
•	On February 22, 2005, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). We did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40 million shares of common stock with a $0.01 par value per share, and 100 shares of Series A non-voting convertible, redeemable preferred stock in connection with the IPO.

•	Credit losses in the fleet operating segment were $8.3 million for the year ended December 31, 2005 and $7.8 million a year ago. We measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric improved in 2005, as losses were 11 basis points of Fuel Expenditures for the year ended December 31, 2005 compared to 15 basis points for 2004. This year was an historic low for the company. Management collection practices coupled with favorable economic conditions were key drivers behind these results.

•	Total payment processing fuel transactions during the year ended December 31, 2005 increased 14% from the same period last year to 165.9 million. The increase was driven by the growth in vehicles serviced and increased usage by vehicles serviced already under management.

•	Gallons per payment processing transaction increased 1.5% for the year ended December 31, 2005 compared to a year ago. This increase was driven by our initiatives to develop additional product offerings that attract vehicles with larger fuel tanks.

•	Average number of vehicles serviced increased 9% for the year ended December 31, 2005 over the same period a year ago to 4.1 million. New customers in 2005 drove nearly all of the growth.

•	Total MasterCard purchase volume grew to $962.3 million for the year ended December 31, 2005, an increase of 34% over last year. Growth was primarily driven by spend on the corporate charge card product which helps companies manage operational spending.
Results of Operations
Use of Non-GAAP financial measures
          Adjusted net income is a non-GAAP financial measure equal to net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO.
          Although adjusted net income is not calculated in accordance with GAAP, this measure is integral to the Company’s reporting and planning processes. The Company considers this measure integral because it eliminates the non-cash volatility associated with the derivative instruments. Wright Express believes that adjusted net income may also be useful to investors as one means of evaluating the Company’s performance. However, because adjusted net income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, adjusted net income as used by Wright Express may not be comparable to similarly titled measures employed by other companies.

Year ended December 31, 2005 as compared to the year ended December 31, 2004
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

		Increase
(in thousands)	2005	(decrease)	2004

Revenues
Payment processing revenue	$161,682	33%	$121,945
Transaction processing revenue	17,136	4%	16,480
Account servicing revenue	22,855	8%	21,092
Finance fees	15,649	63%	9,596
Other	8,694	11%	7,798

Total revenues	226,016	28%	176,911

Total operating expenses	122,149	30%	93,942

Operating income	103,867	25%	82,969

Financing interest expense	12,966	NM	—
Realized and unrealized loss on derivatives	65,778	NM	—

Income before taxes	25,123	(70)%	82,969
Provision for income taxes	8,310	(74)%	32,475

Net income	16,813	(67)%	50,494

Unrealized losses on derivative instruments	36,710	NM	—
Loss related to the termination of the derivative contracts that extended past March 2006	8,450	NM	—
Costs associated with the conversion of equity instruments and vesting of restricted cash units	5,723	NM	—
Tax impact	(20,627)	NM	—

Adjusted net income	$47,069	(7)%	$50,494

		Increase
(in thousands, except per transaction and per gallon data)	2005	(decrease)	2004

Key operating statistics
Payment processing revenue:
Payment processing transactions	165,851	14%	145,597
Average expenditure per payment processing transaction	$46.41	29%	$36.07
Average price per gallon of fuel	$2.33	27%	$1.84
Transaction processing revenue:
Transaction processing transactions	62,336	2%	61,179
Account servicing revenue:
Average number of vehicles serviced	4,075	9%	3,745

NM – The result of the calculation is not meaningful.
          Payment processing transaction growth was predominantly driven by the increase in vehicles serviced. Increases in average expenditure per payment processing transaction were primarily a result of higher fuel prices over 2004. The positive impact of these key statistics on payment processing revenue was partially offset by 9%, compared to a year ago, primarily due to the renegotiation of pricing on long-term contracts with existing strategic relationships.
          Transaction processing revenue grew 4% in 2005 versus 10% in 2004. This slower growth rate was predominantly due to the fact that two strategic relationships converted 1.1 million transactions from transaction processing to payment processing transactions in 2005.

          Finance fees increased in proportion with higher daily accounts receivable balances subject to late fees. Average daily accounts receivable balances subject to late fees are predominantly higher due to elevated retail fuel prices and an increase in the number of payment processing transactions.
          Total operating expenses increased over 2004 primarily because of the following:
•	$11.6 million in net operating interest expense as a result of an increase in interest rates and larger average operating debt balances to accommodate the higher fuel prices. Average interest rates were 3.4% for the year ended December 31, 2005 compared to 1.6% for the year ended December 31, 2004. Average debt for the year ended December 31, 2005 totaled $312 million, compared to $183 million for the same period a year ago. Another factor contributing to the increase in net operating interest expense was the loss of intercompany interest income from Cendant. We received $3.2 million for the year ended December 31, 2004. No interest income was earned from Cendant during the current year.

•	$5.7 million of expense associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees. These exchanges were part of the IPO transaction in February 2005. (This expense has been excluded in calculating adjusted net income.)

•	$2.7 million for additional employees needed for our finance, legal and human resources departments as part of operating as a stand-alone publicly traded company.

•	$2.7 million in depreciation primarily as a result of placing $20 million of internally-developed software into service in March 2005 related to our updated technology platform.

•	$2.4 million for additional employees in our sales and customer service organizations to support our growing number of vehicles serviced.

•	$1.9 million of costs for third-party services in connection with board of director fees and insurance, investor relations, legal costs, employee benefit plan administration, stock exchange fees, internal audit and Sarbanes-Oxley Act compliance.
          Finance interest expense is related to the new corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. The details of these new obligations are discussed in Note 10, “Financing Debt” and Note 13, “Preferred Stock” in the accompanying consolidated financial statements. Finance interest expense also includes the gain or loss we incur related to our interest rate swap agreements discussed in Note 9, “Derivative Instruments” in the accompanying consolidated financial statements.
          Also discussed in detail in Note 9 are our fuel price sensitive derivative instruments. These instruments generated the realized and unrealized losses on derivatives in the table above. Of the total losses, approximately $29.1 million were net realized losses (of which $8.5 million have been excluded in calculating adjusted net income) and approximately $36.7 million represent the unrealized loss (all of which has been excluded in calculating adjusted net income) at December 31, 2005.
          The Company’s effective income tax rate for 2005 was 33.1%. See Note 14, “Income Taxes” in the accompanying consolidated financial statements for a more detailed discussion of the Company’s income taxes.

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

		Increase
(in thousands)	2005	(decrease)	2004

Revenues
Payment processing revenue	$11,734	46%	$8,042
Transaction processing revenue	—	(100)%	1,633
Account servicing revenue	80	7%	75
Finance fees	120	NM	7
Other	3,383	39%	2,432

Total revenues	15,317	26%	12,189

Total operating expenses	12,567	14%	10,998

Operating income	2,750	131%	1,191
Provision for income taxes	910	95%	466

Net income and adjusted net income	$1,840	154%	$725

		Increase
(in thousands)	2005	(decrease)	2004

Key operating statistic
Payment processing revenue:
MasterCard purchase volume	$962,322	34%	$717,365

NM – The result of the calculation is not meaningful.
          Payment processing revenue increased primarily due to the increase in MasterCard purchase volume, year over year along with an 8% increase in the net interchange rate. The increase in the rate is due to larger growth within the corporate charge card product at higher net interchange rates.
          Transaction processing revenue decreased for the year ended December 31, 2005 while other revenue increased. In 2005, fees were charged at card issuance and recorded as other income. During 2004, fees were charged for transactions processed instead.
          The significant increase in our operating expense is the result of higher MasterCard purchase volume and an increase in interest rates. Average interest rates were 3.4% for the year ended December 31, 2005 compared to 1.6% for the year ended December 31, 2004.
Looking Forward
Fleet
          Revenues in our fleet operating segment are impacted by fuel prices. The forward-looking statements below are based on an assumed average retail fuel price of $2.57 per gallon. Although we expect the number of fuel transactions we process and the average number of gallons per transaction to continue to increase over time, we cannot predict changes in retail fuel prices.
          In our fleet operating segment, we anticipate continuing payment processing revenue growth. We also anticipate renegotiated contracts will have less impact on revenue in 2006 compared to 2005. We expect revenue growth to outpace the impact of pricing on renegotiated contracts in 2006. We do not expect finance income to grow in 2006 at the same rate as in 2005.

          We expect an increase in our provision for credit loss expense in 2006. We anticipate the increase to be led by higher Fuel Expenditures and higher loss rates (measured as credit loss as a percentage of Fuel Expenditures). We also project an increase in depreciation next year based upon the $20 million of assets placed in service in 2005 and our expected capital spending in 2006.
          We expect costs related to Sarbanes-Oxley Act compliance to increase in 2006. We will be required to issue our first internal control report under these new rules and anticipate the costs of documentation and testing to be higher than amounts spent during 2005.
          We anticipate average interest rates in 2006 at levels higher than in 2005. Management cannot predict what rates will be but expects to continue to have access to relatively low cost funds through its wholly-owned bank subsidiary. Average debt is expected to grow in proportion to our growth in vehicles serviced and transactions processed; however, changes in the price of fuel will impact these balances.
MasterCard
          In our MasterCard operating segment, we anticipate significant purchase volume growth in 2006. We also expect other revenue to decline based on the loss of Jackson Hewitt Tax Service Inc. Even with the loss of this customer, we expect our total revenue and net profitability growth rates for 2006 to approximate 2005 for the MasterCard segment due to projected growth in the corporate charge card product.
          In addition, we expect salary and other personnel expenses to increase in 2006 as we grow our MasterCard sales team. We also expect service fees to decline as a result of volume incentives and renegotiated contracts despite increasing volumes.

Year ended December 31, 2004 as compared to the year ended December 31, 2003
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

		Increase
(in thousands)	2004	(decrease)	2003

Revenues
Payment processing revenue	$121,945	25%	$97,360
Transaction processing revenue	16,480	10%	14,917
Account servicing revenue	21,092	11%	19,005
Finance fees	9,596	29%	7,434
Other	7,798	7%	7,295

Total revenues	176,911	21%	146,011

Total operating expenses	93,942	7%	87,517

Income before taxes	82,969	42%	58,494
Provision for income taxes	32,475	42%	22,905

Net income	$50,494	42%	$35,589

		Increase
(in thousands, except per transaction and per gallon data)	2004	(decrease)	2003

Key operating statistics
Payment processing revenue:
Payment processing transactions	145,597	9%	133,206
Average expenditure per payment processing transaction	$36.07	20%	$29.98
Average price per gallon of fuel	$1.84	19%	$1.55
Transaction processing revenue:
Transaction processing transactions	61,179	10%	55,866
Account servicing revenue:
Average number of vehicles serviced	3,745	10%	3,403

          We experienced an increase in the number of transactions we processed, primarily due to an increase in the average number of vehicles for which we provided services. The increase in vehicles resulted from a net increase in the average number of fleets for which we provided services to 274,000 in 2004 from 236,000 in 2003. Of these increases, approximately 2.0 million transactions and 155,000 vehicles were due to the addition of new accounts from one of our existing private label strategic relationships and one new private label strategic relationship.
          The payment processing revenue increase was driven by the increases in the number of payment processing transactions and average expenditure per payment processing transaction over the same period in 2003. Average expenditure per payment processing transaction was primarily driven by the increase in the average price per gallon of fuel, with the remainder resulting from growth in the average number of gallons purchased per transaction.
          The number of transaction processing transactions in 2004 drove the transaction processing revenue increase. Transaction processing volume growth was largely due to the addition of a new strategic relationship, which began in August 2003, and the expansion of existing relationships to encompass additional vehicles, resulting in a 155,000 increase in the average number of vehicles for which we provided service in 2004 as compared to 2003.
          Finance fees increased as a result of a change in the way they were assessed. Effective July 2003, we began to assess finance fees on the average daily balances for the month once an account became past due. Prior to July 2003, we assessed finance fees only on past-due balances.

          Total salaries and other personnel expenses remained relatively constant for the comparable periods. We capitalize salary and related costs associated with the development of proprietary software and the increase in salary and other personnel expenses in the 2004 period primarily reflected a decrease in the amount of these costs that were capitalized. Capitalized payroll was $2.2 million in 2004, a decrease of $2.7 million from $4.9 million in 2003. The decrease in capitalized payroll reflected a reduction in software development-related salaries as our upgraded technology platform neared completion. In addition, commissions increased $0.4 million for 2004, offset by a reduction in amounts paid to outside contractors of $1.1 million.
          All other operating expenses increased due to the following items:
•	A $2.1 million increase in technology leasing and support expenses, primarily associated with our updated technology platform.

•	A $0.8 million increase in occupancy and equipment costs, also primarily associated with our updated technology platform.

•	A $0.4 million increase in postage and shipping costs.
MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

		Increase
(in thousands)	2004	(decrease)	2003

Revenues
Payment processing revenue	$8,042	2%	$7,903
Transaction processing revenue	1,633	4%	1,573
Account servicing revenue	75	(34)%	113
Finance fees	7	(97)%	216
Other	2,432	117%	1,123

Total revenues	12,189	12%	10,928

Total operating expenses	10,998	(12)%	12,488

Operating income (loss)	1,191	176%	(1,560)
Provision for (benefit from) income taxes	466	176%	(611)

Net income and adjusted net income	$725	176%	$(949)

		Increase
(in thousands)	2004	(decrease)	2003

Key operating statistic
Payment processing revenue:
MasterCard purchase volume	$717,365	26%	$570,928

          We received $0.5 million from MasterCard for attaining targeted purchase volume levels in 2004 and received no such revenue in 2003. This amount was included in other revenues in the table above.
          Operating expenses related to service fees would have increased at the same level as the increased MasterCard purchase volume; however, $1.1 million in fees paid to a broker in 2003 were not paid in 2004. A contract amendment effectively terminated these fees in May 2003.
          We realized a decrease in credit losses, which are included in operating expenses, of $1.1 million in 2004. The decrease in losses was primarily the result of improved operational efficiency in our second year offering Jackson Hewitt stored value cards.

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at December 31, 2005 compared to December 31, 2004:

		Increase
(in thousands)	2005	(decrease)	2004

Assets
Cash and cash equivalents	$44,994	41%	$31,806
Accounts receivable, net	652,132	46%	447,169
Deferred income taxes	513,018	NM	502
All other assets	210,277	(37)%	333,212

Total assets	$1,420,421	75%	$812,689

Liabilities and Stockholders’ or Member’s Equity
Accounts payable, deposits and borrowed federal funds	$631,659	51%	$419,104
Borrowings under credit agreement, net	220,508	NM	—
Amounts due to Cendant under tax receivable agreement	424,277	NM	—
All other liabilities	69,238	(37)%	109,335

Total liabilities	1,345,682	155%	528,439
Stockholders’ or member’s equity	74,739	(74)%	284,250

Total liabilities and stockholders’ or member’s equity	$1,420,421	75%	$812,689

NM – The result of the calculation is not meaningful.
          The Company’s results for 2005 generated an approximate $13 million increase in cash. This amount is consistent with the 2004 increase of approximately $10 million. Cash used for operations remained consistent year over year; however, cash provided by financing activities increased approximately $8 million offset by additional cash used for investing activities of $4 million.
          In 2005, approximately $11 million was used for capital expenditures primarily to continue to build our new software platform and to acquire information systems and personal computer office equipment. This amount was consistent with 2004 expenditures.
          As part of the IPO, the Company entered into a new credit facility. The credit facility is comprised of two major components:
•	A revolving line-of-credit facility agreement that provides a total available line-of-credit of $130 million. Borrowings on the line-of-credit with at least three days notice carry interest based on the one-month, three-month, or six-month LIBOR, at the Company’s option. Draws on the line-of-credit with less than three days notice carry interest based on the prime rate. There is an $8 million letter of credit associated with the revolving line-of-credit facility. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The revolving line-of-credit facility expires in February 2010.

•	A term loan totaling approximately $168 million, net of loan origination fees. The term loan bears a variable interest rate that is based on LIBOR. The term loan requires repayment in quarterly principal amounts over five years. The loan allows for prepayment of principal.

          In April 2005, we entered into two interest rate swaps (the “Swaps”) for the purpose of hedging the variability in a portion of the future interest payments on our variable rate credit facility. The following table presents information about the Swaps:

(in thousands)

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until September 30, 2006, 2.50 to 1.00 at the end of each fiscal quarter until September 30, 2007, 2.00 to 1.00 at the end of each fiscal quarter until September 30, 2008 and, thereafter, 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 at the end of each fiscal quarter until December 31, 2006 and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date.
          In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all material covenants and restrictions at December 31, 2005.
          The new credit facility was used to finance $270 million of the $306 million dividend paid to Cendant.
Liquidity
          Management believes that we can adequately fund our cash needs for the foreseeable future.
          Short-term liquidity. Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, principal and interest payments on our credit facility, cash payments for realized losses on our fuel-price derivative instruments and other operating expenses. Our industrial bank subsidiary is responsible for substantially all payments to major oil companies and can fund its short-term cash requirements through the issuance of certificates of deposit and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Our new credit facility had an available balance of $69 million at December 31, 2005 that could be used to cover any operating cash shortfalls.
          Long-term liquidity. Our long-term cash requirements consist primarily of principal and interest payments on our credit facility, which expires in 2010, and the amounts due to Cendant as part of our tax receivable agreement. Under section 338 of the Internal Revenue Code, our separation from Cendant is a qualified stock purchase and entitles us to additional tax benefits this year and in future periods. We are obligated, pursuant to our tax receivable agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we save for each tax period as a result of these increased tax benefits. We expect to fund these long-term requirements with cash generated from our operating activities. We plan to assess our financing alternatives periodically and may access the capital markets. If our future resources are insufficient to satisfy our long-term liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. There can be no assurances that the Company will be able to obtain financing from external sources on favorable terms.

Off-balance sheet arrangements
          Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.
          Extension of credit to customers. We have entered into commitments to extend credit in the normal course of business. We had approximately $1.9 billion of commitments to extend credit at December 31, 2005 as part of established lending product agreements. Many of these commitments are not expected to be utilized; therefore, management does not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Management believes that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit and borrowed federal funds.
          Letters of credit. We are required to post collateral to secure our fuel-price sensitive derivative instruments based on the unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2005 this unsecured credit totaled $30 million. We had posted collateral in the form of letters of credit of $8 million at December 31, 2005. In addition, we have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.
          Preferred stock. 100 shares of Series A non-voting convertible, redeemable preferred stock was issued as part of the conversion of Wright Express LLC from a Delaware Limited Liability Company to a Delaware Corporation called Wright Express Corporation. The Series A preferred stock is mandatorily redeemable at the option of the holder after the fifth anniversary of its issuance.
Contractual obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2005, for the periods specified:

					2010 and
(in thousands)	2006	2007	2008	2009	Thereafter	Total

Operating leases:
Facilities	$2,630	$2,497	$2,312	$1,787	$3,706	$12,932
Equipment	2,013	732	—	—	—	2,745
Financing debt:
Principal repayments(a)	32,068	36,649	36,649	50,392	13,742	169,500
Interest and fees(a)	10,500	8,176	5,784	3,114	226	27,800
Tax receivable agreement	20,350	20,345	20,917	21,562	341,103	424,277
Deposits	298,975	29,276	10,000	—	—	338,251
Borrowed federal funds	39,027	—	—	—	—	39,027
Fuel price derivatives(b)	33,030	3,680	—	—	—	36,710
Purchase obligations:
Accounts payable	254,381	—	—	—	—	254,381
Technology services	648	680	655	—	—	1,983

Total	$693,622	$102,035	$76,317	$76,855	$358,777	$1,307,606

(a)	Principal and interest payments on financing debt are based on required payments and interest rates as of February 22, 2006.

(b)	Payments for fuel price derivatives are based on market values at December 31, 2005. Changes in the price of the underlying commodities will result in changes in the required cash settlement.

Application of Critical Accounting Policies and Estimates
          Many accounting estimates and assumptions involved in the application of accounting principles generally accepted in the United States of America have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. On an ongoing basis, we evaluate our estimates and judgments that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be most important to the portrayal of our financial condition and results of operations and therefore a “critical accounting estimate” where:
•	The nature of the estimates or assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	The impact of the estimates and assumptions on financial condition or operating performance is material.
Reserve for Credit Losses
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
          Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:
•	a six-month rolling average of actual charge-off experience;

•	amounts currently due;

•	the age of the balances, and;

•	estimated bankruptcy rates.
          In addition to the model, management uses their judgment to ensure that the reserve for credit losses that is established is reasonable and appropriate.
          Management believes the current assumptions and other considerations used to estimate the reserve for credit losses are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating the reserves, the resulting change could have a material adverse effect on our consolidated results of operations, and in certain situations could have a material adverse effect on our financial condition. Management assessed the difference between the actual charge-off activity of amounts in gross accounts receivable at December 31, 2004 and the estimated reserve and determined that the reserve required no material adjustment.

          The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at December 31, 2005:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported December 31, 2005	$4,627
Increase in loss rate by:
10%	$356
20%	$711
30%	$1,067

Valuation Allowances for Deferred Income Taxes
          Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires management to exercise judgment about its future results in assessing the realizability of its deferred tax assets. At December 31, 2005, Wright Express had gross deferred tax assets of approximately $516 million. Management determined that the likelihood of realization of certain deferred tax assets related to goodwill deductible for income taxes purposes and unrealized losses on fuel price sensitive derivatives is more than 50% and no valuation allowance was recorded. Management also determined that the realization of a deferred tax asset related to losses in tax jurisdictions which require non-consolidated tax returns is more than 50% and no valuation allowance was recorded. In determining that a reserve was not necessary, management considered earnings forecasts, expected fuel price volatility and potential tax planning opportunities. If future taxable income differs from management’s estimate, allowances may be required and may impact future net income.
Changes to Accounting Policies
          On July 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective transition method. The Company did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the fair value method under provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As discussed in Note 1, “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements, in connection with the IPO, the Company converted Cendant stock options to Wright Express stock options prior to its adoption of SFAS No. 123(R) and recorded a one-time charge of approximately $1.5 million for the year ended December 31, 2005. No options were issued subsequent to this conversion that would have required valuation under SFAS 123(R). Instead, the Company has used restricted stock units in its share-based payment programs. The restricted stock units issued by the Company during the year ended December 31, 2005 have no performance conditions and vest over a four-year period. At December 31, 2005 total compensation cost related to nonvested awards not yet recognized is expected to be approximately $8.9 million. The weighted average period over which this cost is expected to be recognized is approximately 3.5 years.
          During the 12 months ended December 31, 2005, there were no other significant changes to accounting policies.
Recent Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires, among other things, that a voluntary change in accounting principles be accounted for using retrospective application. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

          In November 2005, the FASB issued FASB Staff Position FAS115-1/124-1: The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1/124-1”). This position amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, The Equity Method of Accounting for Investments in Common Stock. This position specifies guidance to be used in determining whether an investment is other than temporarily impaired. This position is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
          At December 31, 2005, the Company had borrowings of $169.5 million and $40 million on our term loan and credit facility, respectively, that bore interest at a floating rate equal to the one-month LIBOR plus 150 basis points. During 2005 we entered into two interest rate swap contracts that fix the interest rate on a portion of the variable rate term loan and the variable rate revolving credit facility.
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2006 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected financing interest expense on variable rate portion of debt (one-month LIBOR equal to 4.38%)	$5,669
Increases to LIBOR of:
2.00%	$1,905
5.00%	$4,763
10.00%	$9,526

(a)	Changes to financing interest expense presented in this table are based on interest payments on the term loan and revolving credit facility that bear interest based on one-month LIBOR, on contractual repayment terms and on the rate presented.
Commodity Price Risk
          The following table reflects the estimated effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

	Change in average price per gallon (excluding impact of fuel price derivatives)
(in thousands)	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30

Change in:
Revenues	$(23,580)	$(15,720)	$(7,860)	$7,860	$15,720	$23,580
Expenses	(4,009)	(2,672)	(1,336)	1,336	2,672	4,009

Pre-tax net income	$(19,571)	$(13,048)	$(6,524)	$6,524	$13,048	$19,571

          As discussed in “Fuel Price Derivatives” section of ITEM 1 – BUSINESS, we use derivative instruments to manage the impact of volatility in fuel prices to our cash flows. The table above does not reflect the impact of these derivatives on our pre-tax income, as management cannot predict the changes in market value of these instruments. These market value changes are unrealized and have no cash impact but must be reported as unrealized gains and losses in our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
WRIGHT EXPRESS CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page Number

Wright Express Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets at December 31, 2005 and 2004	37
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	38
Consolidated Statements of Changes in Stockholders’ or Member’s Equity for the Years Ended December 31, 2005, 2004 and 2003	39
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	40
Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ or member’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company prospectively adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.” Also, as discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on July 1, 2005 and chose to transition using the “modified prospective” method.
As discussed in Note 1, the Company was an indirect wholly owned subsidiary of Cendant Corporation (“Cendant”). Cendant divested 100% of its ownership interest in the Company through an Initial Public Offering on February 22, 2005. Included in Note 11 to the Consolidated Financial Statements are transactions with related parties of the Company.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 2, 2006

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004

Assets
Cash and cash equivalents	$44,994	$31,806
Accounts receivable (less reserve for credit losses of $4,627 in 2005 and $4,212 in 2004)	652,132	447,169
Income tax refunds receivable, net	3,300	—
Due from related parties	—	134,182
Available-for-sale securities	20,878	17,792
Property, equipment and capitalized software, net	38,543	37,474
Deferred income taxes, net	513,018	502
Intangible assets, net	2,421	2,421
Goodwill	135,047	135,047
Other assets	10,088	6,296

Total assets	$1,420,421	$812,689

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$254,381	$197,647
Accrued expenses	22,197	17,410
Deposits	338,251	194,360
Borrowed federal funds	39,027	27,097
Revolving line-of-credit facility	53,000	—
Term loan, net	167,508	—
Derivative instruments, at fair value	36,710	—
Other liabilities	331	459
Due to related parties	—	91,466
Amounts due to Cendant under tax receivable agreement	424,277	—
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares authorized, issued and outstanding	10,000	—

Total liabilities	1,345,682	528,439

Commitments and contingencies (Note 16)

Stockholders’ or Member’s Equity
Member’s contribution	—	182,379
Common stock $0.01 par value; 175,000 shares authorized 40,210 shares issued and outstanding	402	—
Additional paid-in capital	55,020	—
Retained earnings	18,653	101,869
Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps	748	—
Net unrealized gain (loss) on available-for-sale securities	(84)	2

Accumulated other comprehensive income	664	2

Total stockholders’ or member’s equity	74,739	284,250

Total liabilities and stockholders’ or member’s equity	$1,420,421	$812,689

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003

Revenues
Payment processing revenue	$173,416	$129,987	$105,263
Transaction processing revenue	17,136	18,113	16,490
Account servicing revenue	22,935	21,167	19,118
Finance fees	15,769	9,603	7,650
Other	12,077	10,230	8,418

Total revenues	241,333	189,100	156,939

Expenses
Salary and other personnel	59,986	49,420	47,205
Service fees	11,924	9,534	9,661
Provision for credit losses	8,813	8,131	9,431
Technology leasing and support	8,590	8,169	6,114
Occupancy and equipment	5,874	5,441	4,656
Postage and shipping	2,983	2,748	2,381
Communications	2,067	1,972	1,853
Depreciation and amortization	9,918	7,376	7,284
Operating interest expense	14,519	5,625	4,208
Operating interest income	—	(3,197)	(1,393)
Other	10,042	9,721	8,605

Total operating expenses	134,716	104,940	100,005

Operating income	106,617	84,160	56,934

Financing interest expense	(12,966)	—	—
Net realized and unrealized losses on derivative instruments	(65,778)	—	—

Income before income taxes	27,873	84,160	56,934

Provision for income taxes	9,220	32,941	22,294

Net income	$18,653	$51,219	$34,640

Earnings per share (on a pro-forma basis for 2004 and 2003):
Basic	$0.46	$1.27	$0.86
Diluted	$0.46	$1.25	$0.85

Weighted average common shares outstanding (on a pro-forma basis for 2004 and 2003):
Basic	40,194	40,185	40,185
Diluted	40,735	41,104	41,104

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
OR MEMBER’S EQUITY
(in thousands)

					Retained	Accumulated
			Additional		earnings	other
	Common stock		paid-in	Member’s	(accumulated	comprehensive
	Shares	Amount	capital	contribution	deficit)	income (loss)	Total

Balance, January 1, 2003	—	$—	$—	$182,379	$41,289	$(28)	$223,640

Comprehensive income:
Net income	—	—	—	—	34,640	—	34,640
Derivatives losses reclassified to earnings, net of tax of $17	—	—	—	—	—	28	28
Change in net unrealized gain on available-for-sale securities, net of tax of $15	—	—	—	—	—	24	24

Total comprehensive income	—	—	—	—	34,460	52	34,692

Balance, December 31, 2003	—	—	—	182,379	75,929	24	258,332

Dividends paid	—	—	—	—	(25,279)	—	(25,279)
Comprehensive income (loss):
Net income	—	—	—	—	51,219	—	51,219
Change in net unrealized loss on available-for-sale securities, net of tax of $(14)	—	—	—	—	—	(22)	(22)

Total comprehensive income (loss)	—	—	—	—	51,219	(22)	51,197

Balance, December 31, 2004	—	—	—	182,379	101,869	2	284,250

Conversion of Wright Express
LLC to a Delaware corporation,
including issuance of common
shares	40,000	400	181,979	(182,379)	—	—	—
Issuance of preferred shares	—	—	(10,000)	—	—	—	(10,000)
Dividends paid	—	—	(204,018)	—	(101,869)	—	(305,887)
Stock-based compensation	210	2	6,499	—	—	—	6,501
Capital contribution resulting from tax receivable agreement	—	—	77,602	—	—	—	77,602
Deferred tax impact of transaction with shareholder	—	—	(258)	—	—	—	(258)
Capital contribution resulting from forgiveness of net amounts due to related party	—	—	3,216	—	—	—	3,216
Comprehensive income (loss):
Net income	—	—	—	—	18,653	—	18,653
Change in net unrealized loss on available-for-sale securities, net of tax of $(42)	—	—	—	—	—	(86)	(86)
Unrealized gain on interest rate swaps, net of tax of $370	—	—	—	—	—	748	748

Total comprehensive income	—	—	—	—	18,653	662	19,315

Balance, December 31, 2005	40,210	$402	$55,020	$—	$18,653	$664	$74,739

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003

Cash flows from operating activities
Net income	$18,653	$51,219	$34,640
Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Net unrealized loss on derivative instruments	36,710	—	—
Stock-based compensation	6,994	—	—
Depreciation and amortization	11,100	7,376	7,284
Deferred taxes	4,228	(809)	1,165
Provision for credit losses	8,813	8,131	9,431
Loss (gain) on disposal of property and equipment	(72)	1,016	267
Change in operating assets and liabilities:
Accounts receivable	(213,776)	(152,983)	(61,476)
Income tax refunds receivable, net	(3,300)	—	—
Other assets	(1,268)	(1,279)	(222)
Accounts payable	56,734	71,981	23,540
Accrued expenses	4,787	7,622	223
Other liabilities	(128)	(784)	597
Amounts due to Cendant under tax receivable agreement	(15,468)	—	—
Due to/from related parties	45,051	(32,105)	(2,780)

Net cash provided by (used for) operating activities	(40,942)	(40,615)	12,669

Cash flows from investing activities
Purchases of property and equipment	(11,017)	(11,039)	(11,700)
Sales of property and equipment	125	1,346	43
Purchases of available-for-sale securities	(3,637)	(985)	(17,562)
Maturities of available-for-sale securities	425	758	—
Purchases of Federal Home Loan Bank stock	—	(43)	(1,510)
Purchases of option contracts	—	(144)	(111)

Net cash used for investing activities	(14,104)	(10,107)	(30,840)

Cash flows from financing activities
Dividends paid	(305,887)	(25,279)	—
Excess tax benefits of equity instrument share-based payment arrangements	60	—	—
Proceeds from stock option exercises	328	—	—
Net borrowings (repayments) on related party line of credit	—	(20,000)	20,000
Net increase in deposits	143,891	102,542	27,924
Net increase (decrease) in borrowed federal funds	11,930	3,131	(22,058)
Net borrowings on revolving line of credit	53,000	—	—
Loan origination fees paid for revolving line of credit	(1,704)	—	—
Borrowings on term loan, net of loan origination fees of $2,884	217,116	—	—
Repayments on term loan	(50,500)	—	—

Net cash provided by financing activities	68,234	60,394	25,866

Net change in cash and cash equivalents	13,188	9,672	7,695
Cash and cash equivalents, beginning of period	31,806	22,134	14,439

Cash and cash equivalents, end of period	$44,994	$31,806	$22,134

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per gallon data)
1. Summary of Significant Accounting Policies
Consolidation
          The accompanying consolidated financial statements of Wright Express Corporation (“Wright Express” or “the Company”) for the year ended December 31, 2005 include the accounts of Wright Express and its majority-owned subsidiaries. The accompanying financial statements of Wright Express for the years ended December 31, 2004 and 2003 present the combined results of Wright Express LLC and Wright Express Solutions and Technologies, LLC. Wright Express LLC and Wright Express Solutions and Technologies, LLC were indirect, wholly owned subsidiaries of Cendant Corporation (“Cendant”). On January 19, 2005, the assets of Wright Express Solutions and Technologies, LLC were transferred to Wright Express LLC. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
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
Presentation
          The Company’s Consolidated Balance Sheet presentation is unclassified due to the predominantly short–term nature of its assets and liabilities.
          At December 31, 2004, the Company was a wholly owned subsidiary of PHH Corporation, which was a wholly owned subsidiary of Cendant. On February 22, 2005, Cendant divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000 shares of common stock with a $0.01 par value per share, and 0.1 shares of Series A non-voting convertible, redeemable preferred stock in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO.
          The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the Consolidated Statement of Income and Consolidated Statement of Cash Flows as the results for the year ended December 31, 2005 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows as the results for the years ended December 31, 2004 and 2003 reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 11, “Related Parties,” for a more detailed description of transactions with Cendant.
Business Description
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. The Company utilizes its wholly owned bank subsidiary Wright Express Financial Services Corporation (“FSC”), a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”) to facilitate and manage transactions for vehicle fleets through its proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Cash and Cash Equivalents
          Highly liquid investments with remaining maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents include federal funds sold, which are unsecured short-term investments entered into with financial institutions.
Accounts Receivable
          Accounts receivable balances are stated net of a reserve for credit losses. The Company’s reserve for credit losses reflects management’s estimate of uncollectible balances resulting from credit and fraud losses and is based on an ongoing review of the entire accounts receivable portfolio, past loss experience, and current economic conditions that may affect the customers’ ability to pay. The Company charges account balances against the reserve for credit losses when it is probable that the accounts receivable balance will not be collected.
Investments
          The Company has classified all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity. Realized gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method. These securities are carried at fair value with net unrealized gains and losses, net of any income tax effect, reported within accumulated other comprehensive income on the Consolidated Balance Sheets. Fair value is generally based on quoted market prices.
          The Company also has an investment in the stock of the Federal Home Loan Bank, which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the Consolidated Balance Sheets.
Property, Equipment and Capitalized Software
          Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred.
          The Company develops software that is used in providing processing and information management services to customers. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software, which generally ranges from 18 months to seven years.
Goodwill and Other Intangibles
          Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the discounted cash flow method. Separable intangible assets that have finite useful lives are amortized over those useful lives. The Company’s annual goodwill impairment test, performed as of October 1, did not identify any impairment during the years ended December 31, 2005, 2004 or 2003.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          Long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized $6, $186 and $133 of impairment on its long-lived assets during the years ended December 31, 2005, 2004 and 2003, respectively.
Revenue Recognition
          The majority of the Company’s revenues are comprised of transaction-based fees, which typically constitute a percentage of dollar volume processed, per transaction processed, or some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, which specify that a transaction is considered captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
          A description of the major components of revenue is as follows:
          Payment Processing Revenue—Revenue is primarily derived from transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. The fee charged is generally based upon a percentage of the total transaction amount; however, it may be based on a fixed amount charged per transaction or a combination of both. The fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider and recorded as revenue at the time the transaction is captured. Transaction fees are earned in a similar manner for the Company’s corporate MasterCard charge card product.
          Transaction Processing Revenue—The Company earns transaction fees, which are principally based on the number of transactions processed. These fees are also recorded as revenue at the time the transaction is captured.
          Account Servicing Revenue—Revenue is primarily comprised of monthly fees based on fleet accounts on file, both active and inactive. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations.
          Finance Fees—The Company earns revenue by assessing finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision to estimate uncollectible amounts, at the time the fees are assessed. The reserve for uncollectible finance fee income totaled $623 and $307 at December 31, 2005 and 2004, respectively.
          Other—Revenue is primarily comprised of fees from providing ancillary services, such as, information services, professional services and marketing services. In addition, interest and dividends earned on investments in available-for-sale securities also are included. Service revenues are recognized in the period that the work is performed and interest and dividend income in the period that it is earned.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Earnings Per Common Share
          Earnings per common share amounts are computed by dividing net income by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period. Amounts utilized in earnings per share computations are as follows:

	Year ended December 31,
On a pro-forma basis for 2004 and 2003	2005	2004	2003

Weighted average common shares outstanding - Basic	40,194	40,185	40,185
Unvested restricted stock units	386	349	349
Stock options	155	126	126
Convertible, redeemable preferred stock	—	444	444

Weighted average common shares outstanding - Diluted	40,735	41,104	41,104

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	444	—	—

          Diluted earnings per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The interest expense on convertible, redeemable preferred stock is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share.
Stock-Based Compensation
          During 2004 and 2003, under Cendant’s stock-based compensation plans, Cendant common stock awards were granted to the Company’s employees. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The Company also adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company expenses employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.
          On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company adopted SFAS 123(R) on July 1, 2005, and chose to transition using the “modified prospective” method. The Company did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption.
          In connection with the IPO, the Company converted 437 vested and unvested Cendant stock options held by Company employees into 555 vested Wright Express stock options. The Company recorded a one-time charge of $1,524 for this conversion during the year ended December 31, 2005. This charge is included in salary and other personnel expenses on the Company’s Consolidated Statements of Income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          The table below summarizes the conversion-date fair value of stock options converted at February 22, 2005 and the assumptions used to calculate the conversion-date fair value using the Black-Scholes option-pricing model:

Weighted average expected life (in years)	5.3
Weighted average exercise price	$13.72
Weighted average volatility	30.00%
Weighted average risk-free rate	3.38%
Weighted average dividend yield	0.00%
Weighted average fair value	$7.29

          Also in connection with the IPO, the Company converted 217 Cendant restricted stock units held by Company employees into 276 shares of Wright Express common stock on February 22, 2005. Of the 276 shares of Wright Express common stock, 91 were withheld from employees to pay for the associated payroll taxes. The Company recorded a one-time charge associated with the conversion of Cendant restricted stock units into Wright Express common stock during the year ended December 31, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on the Company’s Consolidated Statements of Income.
          On February 22, 2005 the Company granted 349 restricted stock units at a price per share of $18.00. Such issuances were granted to officers and employees as part of a “Founders’ Grant” in connection with the IPO. Total compensation costs related to the grant of the restricted stock units, based on the estimated value of the units on the grant date, were $6,286 and will be amortized over the vesting period, which is four years. Expense related to this grant has been included in salary and other personnel expenses on the Consolidated Statements of Income.
          During the years ended December 31, 2004 and 2003, amounts related to stock-based compensation were cash settled with the Company’s parent company, Cendant, the issuer of the restricted stock units. As such, the Company has reflected the amounts paid to Cendant during the period as a change in the due to/from related parties’ line in the Consolidated Statements of Cash Flows.
          The following table illustrates the effect on net income as if the fair value based method had been applied retroactively to all employee stock awards for all periods presented:

	Year ended December 31,
	2005	2004	2003

Reported net income	$18,653	$51,219	$34,640
Add back:
Stock-based employee compensation expense included in net income, net of tax	4,611	538	192
Less:
Total stock-based employee compensation expense, net of tax	4,634	549	590

Pro-forma net income	$18,630	$51,208	$34,242

Earnings per share, as reported (on a pro-forma basis for 2004 and 2003)
Basic	$0.46	$1.27	$0.86
Diluted	$0.46	$1.25	$0.85

Pro-forma earnings per share (on a pro-forma basis for 2004 and 2003)
Basic	$0.46	$1.27	$0.85
Diluted	$0.46	$1.25	$0.84

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Advertising Costs
          Advertising and marketing costs are expensed in the period the advertising occurs. Advertising expenses totaled $2,067, $2,038 and $2,053 for the years ended December 31, 2005, 2004 and 2003, respectively. Advertising and marketing expenses are included in other expenses on the Consolidated Statements of Income.
Derivatives
          The Company uses derivative instruments as part of its overall strategy to manage its exposure to adverse fluctuations in gasoline prices and to reduce the impact of interest rate volatility on earnings. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as other assets or other liabilities on the Consolidated Balance Sheets in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized currently in earnings. The Company’s interest rate derivatives are designated as cash flow hedges in accordance with SFAS No. 133 and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
Income Taxes
          Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting. Under this method, deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.
          Prior to February 22, 2005, the Company was included in the consolidated federal income tax return of Cendant, and, therefore income taxes payable were included in due to related parties on the December 31, 2004 Consolidated Balance Sheet. In addition, the Company filed unitary and consolidated state income tax returns with Cendant in jurisdictions where required. The provision for income taxes was computed as if the Company filed its federal and state income tax returns on a stand-alone basis for the years ended December 31, 2004 and 2003 and for the period ended February 22, 2005.
Recent Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Correction - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement requires, among other things, that a voluntary change in accounting principles be accounted for using retrospective application. This statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.
          In November 2005, the FASB issued FASB Staff Position FAS115-1/124-1, The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1/124-1”). This position amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, The Equity Method of Accounting for Investments in Common Stock. This position specifies guidance to be used in determining whether an investment is other than temporarily impaired. This position is effective for reporting periods beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
2.  Supplemental Cash Flow Information

	Year ended December 31,
	2005	2004	2003

Interest paid	$21,129	$5,556	$4,289
Income taxes paid	$13,504	$—	$—

          The following non-cash transactions occurred during the year ended December 31, 2005: (i) The Company’s tax basis of its assets increased creating a deferred tax asset of $517,347. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 16, “Commitments and Contingencies”), which provides that the Company will make future payments estimated at $439,745. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as $77,602 of stockholders’ equity. (ii) The Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100% of their interest in the Company. (iii) The Company issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion (see Note 13, “Preferred Stock”).
3.  Reserves for Credit Losses
          The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2005	2004	2003

Balance, beginning of period	$4,212	$5,499	$4,926
Provision for credit losses	8,813	8,131	9,431
Charge-offs	(11,810)	(12,725)	(11,810)
Recoveries of amounts previously charged-off	3,412	3,307	2,952

Balance, end of period	$4,627	$4,212	$5,499

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
4.  Available-for-sale Securities
          The company’s available-for-sale securities as of December 31 are presented below:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2005
FNMA mortgage-backed securities	$3,354	$—	$103	$3,251
Auto-lease backed securities	14,585	—	—	14,585

Total asset-backed securities	17,939	—	103	17,836
Other equity securities	3,065	—	23	3,042

Total available-for-sale securities	$21,004	$—	$126	$20,878

2004
FNMA mortgage-backed securities	$2,692	$149	$157	$2,684
Auto-lease backed securities	14,585	—	—	14,585

Total asset-backed securities	17,277	149	157	17,269
Other equity securities	512	12	1	523

Total available-for-sale securities	$17,789	$161	$158	$17,792

          The gross unrealized losses related to the FNMA mortgage-backed securities were due to changes in interest rates. These gross unrealized losses have been in such a position for less than 12 months. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company had maturities of $425 and $758 of available-for-sale securities for the years ended December 31, 2005 and 2004, respectively.
          The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2005		2004
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$14,585	$14,585	$—	$—
Due after 1 year through year 5	—	—	14,585	14,585
Mortgage backed securities due to mature in 30 years	3,354	3,251	2,692	2,684
Other equity securities with no maturity dates	3,065	3,042	512	523

Total	$21,004	$20,878	$17,789	$17,792

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
5.  Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net, consists of:

	December 31,
	2005	2004

Furniture, fixtures and equipment	$15,087	$16,292
Computer software	41,992	19,101
Software under development	5,356	20,664
Leasehold improvements	2,744	2,591

Total	65,179	58,648
Less accumulated depreciation and amortization	(26,636)	(21,174)

Total property, equipment and capitalized software, net	$38,543	$37,474

6.  Goodwill and Other Intangibles
          Intangible assets consist of:

	December 31,
	2005			2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—

Unamortized intangible assets
Trademark(a)			2,421			2,421

Total			$2,421			$2,421

Goodwill			$135,047			$135,047

(a)	Comprised of the Company’s trade name, which is expected to generate future cash flows for an indefinite period of time.
          No amortization expense was recorded for the years ended December 31, 2005, 2004 and 2003.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
7.  Accounts Payable
          Accounts payable consists of:

	December 31,
	2005	2004

Merchants payable	$248,862	$190,470
Other payables	5,519	7,177

Total accounts payable	$254,381	$197,647

8.  Deposits and Borrowed Federal Funds
Deposits
          The following table presents information about deposits:

	December 31,
	2005	2004

Certificates of deposit with maturities within 1 year	$294,171	$80,884
Certificates of deposit with maturities greater than 1 year and less than 5 years	39,276	—
Non-interest bearing deposits	4,778	4,784
Money market deposits	26	108,692

Total deposits	$338,251	$194,360

Weighted average cost of funds on certificates of deposit	3.98%	2.52%

          All certificates of deposit are brokered certificates of deposit. The brokered certificates of deposit are issued in denominations greater than $100. However, the broker is required to issue the individual certificates of deposit in denominations of $100 or less. The certificates of deposit are payable upon demand of the holder, subject to forfeiture of any and all accrued interest.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts.
          At December 31, 2004, the Company accepted mortgage escrow deposits from Cendant Mortgage Corporation in the form of money market deposits. The Company incurred interest expense on the funds held. The program was discontinued on January 28, 2005 and any remaining funds were subsequently withdrawn by Cendant Mortgage.
Borrowed Federal Funds
          The Company had federal funds lines-of-credit totaling $110,000 and $65,000 at December 31, 2005 and 2004, respectively. These lines-of-credit were with various financial institutions and had an average rate of 3.51%, 1.53% and 1.31% during 2005, 2004 and 2003, respectively. At December 31, 2005 the average rate on the outstanding lines-of-credit was 4.35%.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
9.  Derivative Instruments
Fuel Price Derivatives
          The Company uses derivative instruments to manage the impact of volatility in fuel prices on its cash flows. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and the retail price of diesel fuel, which expire on a monthly basis through December 2007. The Options are intended to reduce the volatility that changes to retail fuel prices during any given month would have on the Company’s cash flows subject to fuel price variations.
          In January 2005 the Company entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005 and resulted in a realized loss of $8,450.
          Realized losses on the Options totaled $29,068 for the year ended December 31, 2005. These realized losses included the realized loss from termination of the original Options. At December 31, 2005, the Company recognized a liability of $36,710 for the fair value of the Options. The Company recognized an unrealized loss of $36,710 for the year ended December 31, 2005 for the change in the fair value of the Options which has been recorded in net realized and unrealized losses on derivative instruments on the Consolidated Statements of Income. Management intends to hold the Options until their scheduled expirations.
Interest Rate Swaps
          In April 2005, the Company entered into two interest rate swaps (the “Swaps”) for the purpose of hedging the variability in a portion of the future interest payments on the Company’s variable rate debt instruments discussed in Note 10, “Financing Debt.” The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          Realized losses on the Swaps totaled $273 for the year ended December 31, 2005 and have been recorded in financing interest expense on the Consolidated Statements of Income. Unrealized gains on the Swaps totaled $1,118 ($748 net of tax) for the year ended December 31, 2005 and have been recorded in accumulated other comprehensive income on the Consolidated Balance Sheet as of December 31, 2005. No ineffectiveness was reclassified into earnings during the year ended December 31, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
10.  Financing Debt
Revolving Line-of-credit Facility
          On February 22, 2005, the Company entered into a revolving line-of-credit facility agreement that provided a total available line-of-credit of $130,000 (the “Revolver”). Draws on the Revolver with at least three days notice carry interest based on the one, two, three, or six month LIBOR, at the Company’s option, while draws with less than three days notice carry interest based on the prime rate. At the time the Company entered into the Revolver, it borrowed $50,000. At December 31, 2005, the Company had outstanding draws on the Revolver of $40,000 and $13,000 that carried interest based on the one-month LIBOR and the prime rate, respectively.
          The average rates for balances that carried interest based on the one-month LIBOR were 5.88% at December 31, 2005 and 5.05% for the period the Revolver was outstanding during the year ended December 31, 2005. The average rate for balances that carried interest based on the prime rate was 7.75% at December 31, 2005. Interest expense related to the amount outstanding on the Revolver for the year ended December 31, 2005 totaled $2,178 and $71 for draws that carried interest based on the one-month LIBOR and draws that carried interest based on the prime rate, respectively.
          In connection with the Revolver, the Company paid loan origination fees of $1,704. These fees have been recorded as other assets on the Consolidated Balance Sheets. Loan origination fees related to the revolving facility are amortized on a straight-line basis over the term of the credit agreement. Amortization of the loan origination fees for the year ended December 31, 2005 totaled $290 and has been included in financing interest expense on the Consolidated Statements of Income.
          The Company pays a fee for the unused portion of the Revolver. This fee for the year ended December 31, 2005 was 0.30% of the unused balance, which totaled $157 for that period. Additionally, the Company has an $8,001 letter of credit associated with the Revolver. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. For the year ended December 31, 2005 this fee was 1.88% of the liquidation value, or $393. The Revolver expires in February 2010.
Term Loan
          Also on February 22, 2005, the Company entered into a term loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees related to the term loan are amortized using the effective interest rate method. The term loan bears a variable interest rate that is based on LIBOR. The average rate for the period the term loan was outstanding during the year ended December 31, 2005 was 5.05%. The rate in effect at December 31, 2005 was 5.88%. Interest expense related to the term loan totaled $8,281 for the year ended December 31 2005. Amortization of the loan origination fees for the year ended December 31, 2005 totaled $892 and has been included in financing interest expense on the Consolidated Statements of Income. The term loan requires repayment in quarterly principal amounts over five years, and allows for prepayment of principal. The Company repaid $50,500 of the initial loan amount during the year ended December 31, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          As of December 31, 2005, the remaining scheduled principal repayments under the term loan were as follows:

Principal
Repayment

2006	$32,068
2007	$36,649
2008	$36,649
2009	$50,392
2010	$13,742

Total	$169,500

Debt Covenants
          The credit agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all covenants and restrictions at December 31, 2005.
          There were no outstanding financing debt obligations at December 31, 2004 and no financing interest expense was recorded for the years ended December 31, 2004 and 2003.
11.  Related Parties
          During 2005, the Company utilized legal services in the normal course of business from a law firm where the spouse of one of the Company’s officers is a principal. Amounts paid to this law firm in connection with services provided during 2005 were approximately $71.
          On January 31, 2005, Cendant Corporation completed a spin-off of its mortgage and fleet management businesses through the distribution to its stockholders of 100% of the shares of its previously wholly-owned subsidiary, PHH Corporation. On that date, PHH Corporation and PHH Vehicle Management Services, LLC ceased to be considered related parties.
          At December 31, 2004, due from related parties consisted of:

Balance

Amounts due from PHH Corporation Invested cash	$125,531
Amounts due from PHH Vehicle Management Services, LLC Accounts receivable	8,651

Total due from related parties	$134,182

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
PHH Corporation
          During the years ended December 31, 2004 and 2003, PHH Corporation swept cash from the Company’s bank accounts. For the years ended December 31, 2004 and 2003, the Company’s interest income related to such intercompany balances totaled $3,197 and $1,393, respectively. These amounts are reflected in operating interest income in the Consolidated Statements of Income.
PHH Vehicle Management Services, LLC
          PHH Vehicle Management Services, LLC (“PHH”) uses the Company’s payment processing services. The Company earned revenue on a percentage of the total gasoline purchased by the clients of PHH. Revenues earned for the month ended January 31, 2005 totaled $688. Revenue earned for the years ended December 31, 2004 and 2003 totaled $8,633 and $7,067, respectively. These amounts are included in payment processing revenue on the Consolidated Statements of Income.
          At December 31, 2004, due to related parties consisted of:

Balance

Amounts due to (from) Cendant Income taxes payable	$82,944
Payroll-related charges	8,271
Corporate allocations	(315)
MasterCard line-of-credit	2,066
Certificate of deposit	(1,500)

Total due to related parties	$91,466

          Activity with Cendant recorded in due to related parties from January 1 to February 22, 2005 along with the activity for the years ended December 31, 2004 and 2003 has been presented in the following table:

	Year ended December 31,
	2005	2004	2003

Due to Cendant, beginning balance	$91,466	$50,976	$31,217
Income taxes	(5,970)	33,750	21,132
Payroll-related charges	4,127	45,935	43,955
Corporate allocations	813	2,831	2,642
Dividend	10,797	—	—
Capital contribution to forgive net amounts due to Cendant	(2,110)	—	—
MasterCard line-of-credit activity, net	(4,073)	2,398	—
Cash payments	(95,050)	(44,424)	(47,970)

Due to Cendant, ending balance	$—	$91,466	$50,976

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Cendant
          Through February 22, 2005, Cendant paid the Company’s income tax liability as part of the consolidated state and federal income tax filings of Cendant and its related entities.
          Cendant administered the Company’s payroll and related expenses for the year ended December 31, 2005. The Company reimbursed Cendant for the administration and the related cost of the payroll expenses. Amounts paid to Cendant while they were still considered a related party have been included in the activity in the table above.
          As a subsidiary of Cendant, the Company was allocated general corporate overhead expenses from Cendant for various corporate-related functions, as well as other expenses directly attributable to the Company’s operations. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, insurance, human resources, telecommunications, real estate and tax services. These amounts are included in other expenses in the Consolidated Statements of Income. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company are reasonable and comparable to the amounts that would have been incurred if the Company had performed these functions as a stand-alone company. The Company paid $625, $2,903 and $2,534 to Cendant related to these expenses for the years ended December 31, 2005, 2004 and 2003.
          Cendant used cash swept from the Company’s bank accounts to fund the allocated overhead expenses as well as direct charges. Cendant did not charge interest on these balances during any period presented within the Consolidated Financial Statements.
          At December 31, 2004, the Company had issued a certificate of deposit of $1,500 to Cendant to collateralize the MasterCard line-of-credit that the Company had issued on Cendant’s behalf in accordance with the Federal Reserve Act. The amount was included in the due to related parties line on the Consolidated Balance Sheet, as it was used to settle amounts then due to Cendant.
          During 2005, the Company issued dividends to PHH Corporation and Cendant of $25,090 and $280,797, respectively. These dividends are also discussed in Note 12, “Dividends.”
          Also during 2005, in connection with the IPO, the Company entered into a transition services agreement with Cendant. Under the transition services agreement, Cendant provided us with various services, including insurance, human resources and employee benefits, payroll, internal audit services, telecommunications services and information technology services. The transition services agreement also contained agreements relating to indemnification, access to information and non-solicitation of employees. The majority of the services covered in the agreement expired by December 31, 2005, with the exception of information technology services and telecommunication services, which expire in February 2007. Telecommunication services and information technology services may be terminated by the Company, without penalty, upon not less than 90 days’ prior written notice to Cendant, except for contractual service commitments with third-party service providers that terminate after such date. All of the other services to be provided under the transition services agreement may be terminated by the Company, without penalty, upon not less than 30 days’ prior written notice to Cendant. For all services to be provided other than telecommunication services, Cendant does not have the ability to terminate the provision of the services prior to the expiration date.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          Under the transition services agreement, the cost of each service generally reflected the same payment terms and was calculated using the same cost allocation methodologies for the particular service as those utilized while the Company was still a subsidiary of Cendant. The transition services agreement was negotiated in the context of a parent-subsidiary relationship. Amounts paid to Cendant, including payroll, under this transition services agreement totaled approximately $45,000.
          As a result of the IPO, the tax basis of the Company’s tangible and intangible assets increased to their fair market value. This increase in tax basis reduced the amount of United States federal income tax that the Company might otherwise be required to pay in the future. In this regard, the Company entered into a tax receivable agreement with Cendant that requires the Company to pay Cendant 85% of any tax savings that it realizes, subject to Cendant repaying the Company if it is determined that the Company was not entitled to these savings. Under the tax receivable agreement, tax savings that the Company realizes will equal the difference between (i) the income taxes that the Company would pay if the tax basis of its assets was as currently shown on its books and (ii) the income taxes that the Company actually pays taking into account depreciation and amortization deductions attributable to the basis increase in its assets. See Note 16, “Commitments and Contingencies” for the amounts recorded in relation to this agreement.
Other Agreements with Former Related Parties
          The Company had an agreement with Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), a former subsidiary of Cendant, to provide the Jackson Hewitt CashCard to Jackson Hewitt’s customers. The agreement expired on September 30, 2005. Under the agreement, the Company provided a MasterCard debit card, branded under the Jackson Hewitt name, to Jackson Hewitt customers, which allowed these customers to receive their tax refund proceeds on the card. The Company prepared, produced and distributed to Jackson Hewitt the cards, cardholder agreements and related disclosures, established a cardholder relationship with the customer and managed the customer’s transactions. As part of the revenue sharing, the Company paid Jackson Hewitt 50% of the net revenue, which included interchange revenue received from MasterCard, cardholder fees and interest revenue, less transaction processing costs and direct program support charges, including fraud and credit losses, incurred by the Company and third-party vendors. Under this agreement, the Company received $1,834 in gross revenue from the period January 1 to February 22, 2005 and $3,479 and $3,372 in gross revenue for the years ended December 31, 2004 and 2003, respectively.
          The Company has an agreement with Terrapin Funding LLC, a subsidiary of Cendant, pursuant to which the Company purchased asset-backed securities. There are no specific terms or minimum purchase requirements. Under this agreement, the Company received approximately $74 in interest income for the period January 1 to February 22, 2005 and $381 and $116 in interest income for the years ended December 31, 2004 and 2003, respectively.
          The Company has an agreement with Cendant Travel Distribution Services, Inc., or TDS, a subsidiary of Cendant, to provide a MasterCard rotating account program. Under this agreement, subsidiaries and affiliates of TDS may participate in the program for their purchasing needs, particularly, their online reservation systems. TDS pays for all purchases made on any rotating accounts, and the Company pays TDS a rebate based on the purchase agreement, the Company received approximately $255 in revenue for the period January 1 to February 22, 2005 and $889 and $351 in revenue for the years ended December 31, 2004 and 2003, respectively.
          The Company has an agreement with Cendant Operations, Inc., a subsidiary of Cendant, to provide a MasterCard program. Under this agreement, the Company provides MasterCard purchasing charge cards to various Cendant subsidiaries and affiliates. Cendant pays for all of its purchase transactions, and the Company pays Cendant a rebate based on the purchases. Under this agreement, the Company received approximately $115 in revenue for the period January 1 to February 22, 2005 and approximately $403 and $33 in revenue for the years ended December 31, 2004 and 2003, respectively.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
12.  Dividends
          On January 25, 2005 the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Cendant and the Company’s parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Cendant and the Company’s new corporate parent as of February 1, 2005. Both of these dividends were declared prior to Wright Express becoming a publicly traded company.
13.  Preferred Stock
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2005 with a par value of $0.01 per share and a liquidation value of $100,000 per share.
          Voting rights.   Except in the limited circumstances described below and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible preferred stock has no voting power with respect to the election of directors or any other stockholder matters. Consent of the holders of at least 50% of the outstanding Series A non-voting convertible preferred stock, voting as a separate class, is required to (i) increase the authorized number of shares of Series A non-voting convertible preferred stock, or (ii) amend or repeal the Company’s certificate of incorporation in a manner that adversely affects the rights, preferences or privileges granted to the Series A non-voting convertible preferred stock.
          Dividends.   The holder of each share of Series A non-voting convertible preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by the price per share of the Series A non-voting convertible preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will be increased by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30%. At December 31, 2005 this rate was 6.00%. The Company recorded interest expense of $431 related to these dividends for the year ended December 31, 2005. These dividends have been recorded as financing interest expense on the Consolidated Statements of Income.
          Liquidation preference.   In the event of the Company’s liquidation, dissolution or winding up, the holders of the Series A non-voting convertible preferred stock are entitled to receive a liquidation preference of an amount per share of Series A non-voting convertible preferred stock equal to the sum of (i) the price per share of the Company’s Series A non-voting convertible preferred stock, plus (ii) accrued but unpaid dividends. The liquidation preference will be adjusted for combinations, consolidations, subdivisions or splits of our Series A non-voting convertible preferred stock. A merger, acquisition or sale of all or substantially all of the Company’s and its subsidiaries’ assets, in each case, in which the holders of the Company’s common stock immediately prior to such transaction hold less than 50% of the voting power of the surviving or purchasing entity is treated as a liquidation of the Company for these purposes. After payment in full to creditors, if the Company’s assets are insufficient to pay the liquidation preference to the holders of the Series A non-voting convertible preferred stock, all of the Company’s assets will be distributed ratably among the holders of Series A non-voting convertible preferred stock, based upon the total liquidation preference due each holder. After payment of the liquidation preference to the holders of the Series A non-voting convertible preferred stock, the Company’s remaining assets will be distributed to the holders of our common stock.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          Conversion.   Each share of Series A non-voting convertible preferred stock may, at the option of the holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. In addition, in the event of certain mergers, acquisitions or sales of assets, each holder will have the right to receive a make-whole premium. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. The Series A preferred stock may be converted into an aggregate of 444 shares of common stock at its initial conversion price. Conversion rights may only be exercised (i) after five years from the date of issuance of the Series A non-voting convertible preferred stock, or (ii) immediately prior to a merger, acquisition or sale of all or substantially all of the Company and its subsidiaries’ assets.
          Redemption rights.   At any time after five years from the date of issuance of the Series A non-voting convertible preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible preferred stock for a price per share in cash or shares of common stock equal to 101% of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible preferred stock for a price per share in cash equal to the liquidation preference on the redemption date or, at our option, shares of the Company’s common stock having the fair market value of the redemption price – see “Liquidation preference” above. After 10 years from the date of issuance of the Series A non-voting convertible preferred stock, all of the outstanding shares of Series A non-voting convertible preferred stock shall be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.
14.  Income Taxes

	Year ended December 31,
	2005	2004	2003

Federal	$9,833	$27,596	$18,724
State	(613)	5,345	3,570

Provision for income taxes	$9,220	$32,941	$22,294

          The Company’s effective tax rates differ from statutory rates as follows:

	Year ended December 31,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(2.6)	4.0	4.1
Dividend exclusion	0.5	—	—
Other	0.2	0.1	0.1

Effective tax rate	33.1%	39.1%	39.2%

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          The Company’s income tax provision consists of the following components:

	Year ended December 31,
	2005	2004	2003

Current
Federal	$3,109	$28,250	$17,848
State	2,122	5,500	3,281

	5,231	33,750	21,129

Deferred
Federal	6,724	(654)	876
State	(2,735)	(155)	289

	3,989	(809)	1,165

Provision for income taxes	$9,220	$32,941	$22,294

          Income tax payments of $13.5 million in 2005 exceed the current expense primarily due to the tax benefit that the Company realized while still a subsidiary of Cendant. This benefit totaled $5.7 million and was as part of the related party activity that the Company settled. Prior to 2005, all income tax payments were part of transactions with Cendant; see Note 11, “Related Parties.” The Company is entitled to an income tax refund in certain tax jurisdictions where estimated tax payments during the year exceeded the Company’s tax liability in those jurisdictions. The net refunds receivable total approximately $3.3 million and are included in income tax refunds receivable, net on the Consolidated Balance Sheets.
          Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Net deferred tax assets are included in deferred income taxes, net on the Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

	December 31,
	2005	2004

Deferred assets related to:
Reserve for credit losses	$1,846	$1,738
Stock-based compensation, net	553	—
Accrued expenses	256	720
State net operating loss carry forwards	5,042	—
Derivatives	10,621	—
Tax deductible goodwill	497,844	—

	516,162	2,458

Deferred tax liabilities related to:
Other assets	2,139	1,215
Property, equipment and capitalized software	694	741
Unrealized hedging and investments, net	311	—

	3,144	1,956

Deferred income taxes, net	$513,018	$502

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          At December 31, 2005, the Company had approximately $61 million of state net operating loss carry forwards (NOL’s), which expire at various times through 2025. Deferred tax assets related to these NOL’s represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.
          The Company’s income taxes payable have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to stockholders’ equity and totaled approximately $60 for the year ended December 31, 2005. The Company recorded no such tax benefit as a subsidiary of Cendant for the years ended December 31, 2004 and 2003.
15.  Employee Benefit Plans
          Commencing in March 2005, the Company sponsors a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The Company matches 100% of each employee’s contributions up to a maximum of 6% of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,131 to this plan during the period March 7 to December 31, 2005.
          Prior to March 2005, the Company participated in a Cendant sponsored 401(k) retirement and savings plan, which had essentially the same provisions as the plan that the Company currently sponsors. The Company contributed $137 to this plan from the period January 1 to March 6, 2005 and $1,181 and $1,312 to this plan during the years ended December 31, 2004 and 2003, respectively.
          The Company also maintains a grantor’s trust to hold assets under the Company’s defined contribution plan. The assets held in trust are designated as trading securities under SFAS No. 115, which required securities to be recorded at fair value with any changes recorded currently to earnings. At December 31, 2005 and 2004 the aggregate market value of the securities with the trust was $476 and $513, respectively. Such amounts are included in other assets on the Consolidated Balance Sheets.
16.  Commitments and Contingencies
Litigation
          On October 14, 2003, the bankruptcy trustee of Enron Corporation filed a complaint against the Company for preference and fraudulent transfer claims in the United States Bankruptcy Court for the Southern District of New York. Additional claims were added by way of an amended complaint filed on December 1, 2003. The total claims outstanding at December 31, 2005 were $3,305. Although the Company believes the claims are without merit, it cannot predict the ultimate outcome of this matter. However, using management’s best estimates based on similar historical cases and in consideration of the facts of the case, the Company has recorded a legal reserve of $480, which is included in accrued expenses on the Consolidated Balance Sheets.
          In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Tax Receivable Agreement
          As a consequence of the Company’s separation from Cendant, the Company recorded a deferred tax asset of $517,347. Under section 338 of the Internal Revenue Code, the Company’s separation from Cendant is a qualified stock purchase and entitles the Company to additional tax benefits this year and in future periods. The Company is obligated, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded the $424,277 for this obligation to Cendant as a liability on the consolidated balance sheets. The Company has recorded the $77,602 difference between the $517,347 benefit and the original $439,745 liability to Cendant as an increase in stockholders’ interest.
Extension of Credit to Customers
          The Company had commitments aggregating approximately $1,912,000 and $1,528,000 related to payment processing services at December 31, 2005 and 2004, respectively, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of established lending product agreements. Many of these are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. These amounts are not recorded on the Consolidated Balance Sheets.
Operating Leases
          The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2012. Rental expense related to these leases amounted to $3,022, $3,002 and $2,958 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts were included in the occupancy and equipment line on the Consolidated Statements of Income.
          Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2006	$4,643
2007	3,229
2008	2,312
2009	1,787
2010-2012	3,706

Total	$15,677

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
17.  Cash and Dividend Restrictions
Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2005 and 2004.
Dividends
          FSC is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, FSC may only pay a dividend out of undivided profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from FSC and (ii) transferred to a surplus fund 10% of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100% of its capital stock. For purposes of these Utah dividend limitations, the FSC’s capital stock is $5,250 and its capital surplus exceeds 100% of capital stock.
          Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2005, 2004, and 2003.
18.  Stock-Based Compensation
          Prior to February 22, 2005, Cendant granted stock options and restricted stock units to the Company’s employees. On February 22, 2005 the Company converted substantially all vested and unvested Cendant stock options into options to purchase the Company’s common stock. Also on February 22, 2005, the Company converted all Cendant restricted stock units into vested shares of the Company’s common stock.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Stock Options
          Employee stock options granted by Cendant generally had a 10-year term, vested ratably over periods ranging from two to five years and were granted with exercise prices at then-current fair market value. All Cendant stock options converted to options to purchase the Company’s common stock have the remainder of their original lives, are fully vested and were converted such that for each Cendant stock option an employee received 1.27 options to purchase the Company’s common stock. The activity of the stock option plans related to the Company’s employees consisted of:

	Year ended December 31,
	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Cendant stock options
Beginning balance	657	$17.49	903	$17.42	1,330	$17.70
Exercised	(97)	14.18	(226)	17.21	(201)	11.66
Forfeited	—		(20)	17.69	(226)	24.23
Granted due to PHH Corporation spin off (a)	28	17.49	—		—
Converted to Wright Express stock options	(437)	17.44	—		—

Ending balance (b)	151	$17.60	657	$17.49	903	$17.42

Wright Express stock options
Beginning balance	—		—		—
Converted from Cendant stock options	555	$13.72	—		—
Exercised	(25)	13.65	—		—

Ending balance	530	$13.72	—		—

(a)	On January 31, 2005, Cendant completed a spin-off of PHH Corporation. As a result of this transaction, employees who held options to purchase Cendant stock at January 31, 2005 received approximately 1.425 options for each option they held.

(b)	The ending balance of Cendant options shown for 2005 is the ending balance at February 22, 2005.
          The table below summarizes information regarding outstanding and exercisable options to purchase the Company’s common stock issued to employees as of December 31, 2005:

	Outstanding and Exercisable Options
		Weighted
		Average
		Remaining	Weighted
	Number of	Contractual	Average
	Options	Life (in years)	Exercise Price

$5.00 to $7.49	1	3.9	$5.72
$7.50 to $9.99	20	5.8	9.73
$10.00 to $12.49	57	5.2	10.53
$12.50 to $15.00	452	6.1	14.33

Total	530	6.0	$13.72

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
Restricted Stock Units
          Cendant restricted stock units granted to the Company’s employees were to vest ratably over a four-year period. At February 22, 2005, the Company converted all unvested Cendant restricted stock units into unrestricted shares of the Company’s common stock. The activity of the restricted stock unit plans related to the Company’s employees consisted of:

	Year ended December 31,
	2005		2004		2003

		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock Units	Grant Price	Stock Units	Grant Price	Stock Units	Grant Price

Cendant restricted stock units
Beginning balance	331	$20.73	132	$13.65	—
Granted, at fair market value	—		254	23.13	134	$13.65
Vested	(2)	14.19	(33)	13.65	—
Forfeited	—		(22)	16.60	(2)	13.64
Granted due to PHH Corporation spin off (a)	17	20.18	—		—
Converted to Wright Express common stock	(346)	20.73	—		—

Ending balance	—		331	$20.73	132	$13.65

Wright Express restricted stock units
Beginning balance	—		—		—
Granted, at fair market value	586	$19.36	—		—
Forfeited	(21)	18.00	—		—

Ending balance	565	$19.41	—		—

(a)	On January 31, 2005, Cendant completed a spin-off of PHH Corporation. As a result of this transaction, employees who held Cendant restricted stock units at January 31, 2005 received approximately 1.425 restricted stock units for each restricted stock unit they held.
          The Company recorded compensation expense for restricted stock units on a basis consistent with the related vesting periods. The Company’s stock-based compensation awards vest over four years from the date of grant. During the year ended December 31, 2005, the Company recorded compensation expense for Wright Express restricted stock units totaling $1,412. During the years ended December 31, 2004 and 2003, Cendant allocated to the Company the cost of Cendant restricted stock units totaling $885 and $316, respectively. The compensation cost for Wright Express and Cendant restricted stock units is included within salary and other personnel expenses on the Company’s Consolidated Statements of Income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
19.  Segment Information
          Operating segments are defined by SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.
          The Company’s chief decision maker evaluates the operating results of its reportable segments based upon revenues and “adjusted net income,” which is defined as net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 9, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO (as discussed in Note 1, “Summary of Significant Accounting Policies”). The Company’s presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies.
          The Company operates in two reportable segments, fleet and MasterCard. The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The fleet operating segment derives its revenue primarily from three marketing channels — direct, co-branded and private label. The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines – corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
          The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies.
          Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the MasterCard segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
Realignment of Historical Operations
          In the first quarter of 2005, the Company realigned its operations to consolidate four operating segments into the fleet card segment. Prior to 2005, the chief operating decision maker had looked at the fleet segment as four lines of business – direct, co-branded, private label and Roadsmith. Subsequent to February 22, 2005 new reporting was developed. This new reporting provided better information for making operating decisions based upon management’s strategic vision.
          The new quarterly reporting provides separate profit and loss information for the fleet operating unit and the MasterCard operating unit. The fleet operating unit derives its revenue from three marketing channels — direct, co-branded and private label. In addition, the MasterCard operating unit remained unchanged during the realignment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          The following tables present the Company’s operating segment results for the years ended December 31, 2005, 2004 and 2003:

		Operating	Operating	Depreciation	Provision for
	Total	Interest	Interest	and	(Benefit from)	Adjusted Net
	Revenues	Expense	Income	Amortization	Income Taxes	Income (Loss)

Year ended December 31, 2003
Fleet	$146,011	$4,032	$(1,393)	$6,776	$22,905	$35,589
MasterCard	10,928	176	—	508	(611)	(949)

Total	$156,939	$4,208	$(1,393)	$7,284	$22,294	$34,640

Year ended December 31, 2004
Fleet	$176,911	$5,410	$(3,197)	$7,072	$32,475	$50,494
MasterCard	12,189	215	—	304	466	725

Total	$189,100	$5,625	$(3,197)	$7,376	$32,941	$51,219

Year ended December 31, 2005
Fleet	$226,016	$13,813	$—	$9,739	$28,937	$47,069
MasterCard	15,317	706	—	179	910	1,840

Total	$241,333	$14,519	$—	$9,918	$29,847	$48,909

          The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2005	2004	2003

Adjusted net income	$48,909	$51,219	$34,640
Unrealized losses on derivative instruments	(36,710)	—	—
Loss related to the termination of the derivative contracts that extended past March 2005	(8,450)	—	—
Costs associate with the conversion of equity instruments and the vesting of restricted cash units	(5,723)	—	—
Tax impact	20,627	—	—

Net income	$18,653	$51,219	$34,640

20.  Subsequent Event
          On January 9, 2006, the Company purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively, the “Contracts”). The Contracts will expire on a monthly basis during the last two quarters of 2007 and the first quarter of 2008. The settlement of the Contracts is based upon the U.S. Department of Energy’s weekly retail on-highway national U.S. average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share and per gallon data)
21.  Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2005 and 2004, respectively, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2005
Total revenues	$52,202	$57,311	$67,395	$64,425
Operating income	$15,335	$26,027	$34,070	$31,185
Net income (loss)	$(18,473)	$14,984	$(6,185)	$28,327
Earnings per share:
Basic	$(0.46)	$0.37	$(0.15)	$0.70
Diluted	$(0.46)	$0.37	$(0.15)	$0.69

2004
Total revenues	$43,598	$47,239	$47,887	$50,376
Operating income	$17,066	$22,304	$21,115	$23,675
Net income	$10,427	$13,628	$12,902	$14,262
Earnings per share (on a pro-forma basis):
Basic	$0.26	$0.34	$0.32	$0.35
Diluted	$0.25	$0.34	$0.31	$0.35

          During 2005, the Company filed Statements of Cash Flows on Forms 10-Q, which reflected changes in cash from deposits and borrowed federal funds as operating activities. In these consolidated financial statements, the statements of cash flows properly reflect changes in cash related to deposits and borrowed federal funds as financing activities. If the previously filed Forms 10-Q had been filed with the same classification as shown on this Form 10-K, then cash flows from operating activities would have been reported as cash provided by (used for) operating activities of $37,391, ($2,434), and ($101,514) for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005, respectively. Correspondingly, the cash flows from financing activities would have been reported as cash provided by (used for) financing activities of ($44,137), $4,171, and $111,490 for the three months ended March 31, 2005, the six months ended June 30, 2005 and the nine months ended September 30, 2005, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
          None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
          The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wrightexpress.com: (1) the Code of Business Conduct and Ethics for Directors, (2) the Code of Ethics for Chief Executive and Senior Financial Officers, (3) the Company’s Corporate Governance Guidelines and (4) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, Wright Express, 97 Darling Avenue, South Portland, Maine 04106. The Company intends to post on its website, www.wrightexpress.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the Code of Conduct.
ITEM 11. EXECUTIVE COMPENSATION.
          See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          See the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
          The following documents are filed as part of this report:
1.	Financial Statements (see Index to Financial Statements on page 35).

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2006, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.1	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak.

†*	10.2	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”).

	10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.4	Transition Services Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†	10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.11	Wright Express Corporation Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).**

	10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

†	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).

	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

†*	10.20	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic.

†*	10.21	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter.

†*	10.22	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm — Deloitte & Touche LLP.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

March 15, 2006	By:	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 15, 2006	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and Director
(principal executive officer)

March 15, 2006	/s/ Melissa D. Smith

Melissa D. Smith (formerly Melissa D. Goodwin)
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

March 15, 2006	/s/ Rowland T. Moriarty

Rowland T. Moriarty
Non-Executive Chairman of the Board of Directors

March 15, 2006	/s/ Shikhar Ghosh

Shikhar Ghosh
Director

March 15, 2006	/s/ Ronald T. Maheu

Ronald T. Maheu
Director

March 15, 2006	/s/ Kirk Pond

Kirk Pond
Director

March 15, 2006	/s/ Regina O. Sommer

Regina O. Sommer
Director

March 15, 2006	/s/ Jack A. VanWoerkom

Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2006, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.1	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak.

†*	10.2	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”).

	10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.4	Transition Services Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†	10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.11	Wright Express Corporation Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).**

	10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

†	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).

	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

†*	10.20	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic.

†*	10.21	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter.

†*	10.22	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm — Deloitte & Touche LLP.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.