Form 10-Q
period 2006-03-31
Wright Express CORP
filed 2006-05-03
CIK 1309108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to___
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
Yes ☐ No ☑
There were 40,301,909 shares of common stock $0.01 par value outstanding as of May 1, 2006.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$19,109	$44,994
Accounts receivable (less reserve for credit losses of $5,380 in 2006 and $4,627 in 2005)	726,826	652,132
Available-for-sale securities	6,184	20,878
Property, equipment and capitalized software, net	38,679	38,543
Deferred income taxes, net	507,417	513,018
Intangible assets, net	2,421	2,421
Goodwill	135,047	135,047
Other assets	13,106	13,388

Total assets	$1,448,789	$1,420,421

Liabilities and Stockholders’ Equity
Accounts payable	$323,698	$254,381
Accrued expenses	17,438	22,197
Deposits	284,355	338,251
Borrowed federal funds	48,704	39,027
Revolving line-of-credit facility	52,000	53,000
Term loan, net	162,213	167,508
Derivative instruments, at fair value	38,136	36,710
Other liabilities	1,204	331
Amounts due to Cendant under tax receivable agreement	424,277	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible preferred stock; 0.1 shares authorized, issued and outstanding	10,000	10,000

Total liabilities	1,362,025	1,345,682

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 40,299 shares issued and outstanding as of March 31, 2006, 40,210 issued and outstanding as of December 31, 2005	403	402
Additional paid-in capital	55,689	55,020
Retained earnings	30,003	18,653
Other comprehensive income (loss), net of tax:
Net unrealized gain on interest rate swaps	816	748
Net unrealized loss on available-for-sale securities	(147)	(84)

Accumulated other comprehensive income	669	664

Total stockholders’ equity	86,764	74,739

Total liabilities and stockholders’ equity	$1,448,789	$1,420,421

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues
Payment processing revenue	$46,956	$34,809
Transaction processing revenue	4,210	4,107
Account servicing revenue	5,915	5,619
Finance fees	5,238	3,195
Other	2,319	4,472

Total revenues	64,638	52,202

Expenses
Salary and other personnel	14,354	18,717
Service fees	3,040	3,542
Provision for credit losses	3,918	2,937
Technology leasing and support	1,863	2,077
Occupancy and equipment	1,592	1,442
Depreciation and amortization	2,514	1,972
Operating interest expense	4,607	2,261
Other	3,843	3,919

Total operating expenses	35,731	36,867

Operating income	28,907	15,335
Financing interest expense	(3,728)	(1,386)
Net realized and unrealized losses on derivative instruments	(7,478)	(44,202)

Income (loss) before income taxes	17,701	(30,253)
Provision (benefit) for income taxes	6,351	(11,780)

Net income (loss)	11,350	(18,473)

Change in net unrealized loss on available-for-sale securities, net of tax effect of $(41) in 2006 and $(30) in 2005	(63)	(55)
Change in net unrealized gain on interest rate swaps, net of tax effect of $86 in 2006	68	—

Comprehensive income (loss)	$11,355	$(18,528)

Earnings (loss) per share:
Basic	$0.28	$(0.46)
Diluted	$0.28	$(0.46)

Weighted average common shares outstanding:
Basic	40,245	40,185
Diluted	40,983	40,185
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$11,350	$(18,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on derivative instruments	1,426	34,374
Stock-based compensation	707	5,677
Depreciation and amortization	2,804	2,016
Deferred taxes	5,556	(5,860)
Provision for credit losses	3,918	2,937
Loss on disposal of property and equipment	5	5
Changes in operating assets and liabilities:
Accounts receivable	(78,612)	(73,119)
Other assets	351	(1,907)
Accounts payable	69,317	47,061
Accrued expenses	(4,759)	(394)
Other liabilities	873	23
Due to/from related parties	—	45,051

Net cash provided by operating activities	12,936	37,391

Cash flows from investing activities
Purchases of property and equipment	(2,655)	(2,727)
Purchases of available-for-sale securities	(33)	(1,091)
Maturities of available-for-sale securities	14,623	19

Net cash provided by (used in) investing activities	11,935	(3,799)

Cash flows from financing activities
Dividends paid	—	(305,887)
Excess tax benefits of equity instrument share-based payment arrangements	162	—
Payments in lieu of issuing shares of common stock	(682)	—
Proceeds from stock option exercises	483	—
Net (decrease) increase in deposits	(53,896)	23,066
Net increase (decrease) in borrowed federal funds	9,677	(6,728)
Net (repayments) borrowings on revolving line of credit	(1,000)	50,000
Loan origination fees paid for revolving line of credit	—	(1,704)
Borrowings on term loan, net of loan origination fees of $2,884	—	217,116
Repayments on term loan	(5,500)	(20,000)

Net cash used in financing activities	(50,756)	(44,137)

Net change in cash and cash equivalents	(25,885)	(10,545)
Cash and cash equivalents, beginning of period	44,994	31,806

Cash and cash equivalents, end of period	$19,109	$21,261

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005
Supplemental cash flow information:
Interest paid	$8,584	$2,674
Income taxes paid	$380	$—
In April of 2006, we paid Cendant $4,700 in accordance with the terms of our Tax Receivable Agreement. During the three months ended March 31, 2005 the following non-cash transactions occurred:
•	The tax basis of our assets increased creating an initial deferred tax asset of $488,719 based upon our estimated tax rate at March 31, 2005. We entered into a Tax Receivable Agreement with our former parent company, (see Note 9, “Commitments and Contingencies”), which provides that we will make total payments estimated at $415,411 as of March 31, 2005. The difference between the initial asset recorded and the initial liability payable to our former parent company was recorded as $73,308 of stockholders’ equity.

•	We issued 40,000 shares of common stock upon the completion of our initial public offering and as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all common stock proceeds from the offering concurrent with its sale of 100 percent of its interest in us.

•	We issued 0.1 shares of preferred stock as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all preferred stock proceeds from this conversion.
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
1. Nature of Business and Basis of Presentation
     Wright Express Corporation and subsidiaries (“we,” “our,” “us,” the “company” or “Wright Express”) is a leading provider of payment processing and information management services to the vehicle fleet industry. We utilize our wholly owned bank subsidiary, Wright Express Financial Services Corporation (“FSC”), a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”) to facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006.
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
     Our results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated statements of income and condensed consolidated statements of cash flows as the results for the three months ended March 31, 2005, reflect the historical results of operations and cash flows of the business unit divested by Cendant Corporation (“Cendant”), our former parent company, in the initial public offering (“IPO”). As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2005, may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during this period. See Note 7, “Related Parties,” for a more detailed description of transactions with our former parent company.
     Certain amounts have been reclassified in our condensed consolidated statements of cash flows to conform to the 2006 presentation and the presentation in our annual report on Form 10-K for the year ended December 31, 2005.
2. Stock-based Compensation
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” on July 1, 2005, and chose to transition using the “modified prospective” method. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees be recognized in earnings based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
We did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption.
     Prior to adopting SFAS 123(R), we accounted for stock-based compensation using the fair value method of accounting as proscribed by SFAS 123. We transitioned to SFAS 123 under the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, we expensed employee stock awards over their vesting periods based upon the fair value of the award on the date of the grant.
     Prior to February 22, 2005, Cendant granted stock options and Restricted Stock Units (“RSUs”) to our employees. On February 22, 2005 we converted substantially all vested and unvested Cendant stock options into vested options to purchase our common stock. We recorded a one-time charge of $1,524 for this conversion during the three months ended March 31, 2005. This charge is included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
     The table below summarizes the conversion-date fair value of stock options converted at February 22, 2005 and the assumptions used to calculate the conversion-date fair value using the Black-Scholes option-pricing model:

		Weighted
Weighted average	Weighted average	average	Weighted average	Weighted average	Weighted average
expected life	exercise price	volatility	risk-free rate	dividend yield	fair value

5.3 years	$13.72 per share	30.00%	3.38%	0.00%	$7.29 per share
     Employee stock options granted by Cendant generally had a 10-year term, vested ratably over periods ranging from two to five years and were granted with exercise prices at then-current fair market value. All Cendant stock options converted to options to purchase our common stock have the remainder of their original lives, are fully vested and were converted such that an employee received 1.27 options to purchase our common stock for each Cendant stock option. The activity of the stock option plan related to our employees consisted of:

	Three months ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Wright Express stock options

Outstanding at January 1	530	$13.72	—	—
Granted	—	—	555	$13.72
Exercised	36	$13.41	1	$12.18

Outstanding at March 31	494	$13.75	554	$13.72

     We currently do not anticipate issuing any stock options in the future.
     Also on February 22, 2005, we converted all Cendant RSUs into shares of our common stock. We recorded a one-time charge associated with the conversion of Cendant RSUs into Wright Express common stock during the

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
three months ended March 31, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
     Under our stock-based compensation programs, we issued RSUs and Performance Based Restricted Stock Units (“PSUs”) during the first three months of 2006 and RSUs during the first three months of 2005. The RSUs and PSUs vest over four years. The number of PSUs that will be received is based on year-end financial results and corporate objectives. The number of PSUs issued may vary from 0 percent to 200 percent, up to 126 shares at the weighted average grant price of $27.66 per share, depending on the achievement of corporate goals. The RSU activity under the 2005 Equity and Incentive Plan related to our employees consisted of:

	Three months ended March 31,
	2006		2005
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Price	Stock Units	Price
Wright Express RSUs

Outstanding at January 1	565	$19.41	—	—
Granted	77	$27.66	349	$18.00
Vested	(53)	$18.00	—	—
Forfeited or canceled(1)	(30)	$18.00	(1)	$18.00

Outstanding at March 31	559	$20.75	348	$18.00

(1)	Includes RSUs withheld for income tax purposes. We paid cash on behalf of employees to offset the minimum tax liabilities in lieu of issuing common stock.
     We recorded compensation expense related to previously issued RSUs of $707 during the three months ended March 31, 2006, and $96 during the three months ended March 31, 2005. These expenses are recorded in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income. The first quarter grant occurred on March 31, 2006.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table illustrates the effect on net income if the fair value based method had been applied to all employee stock awards granted for all periods presented:

	Three months ended
	March 31,
	2006	2005

Reported net income (loss)	$11,350	$(18,473)
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	453	3,474
Less:
Total stock-based employee compensation expense, net of tax(1)	(453)	(3,602)

Pro forma net income (loss)	$11,350	$(18,601)

Earnings (loss) per share, as reported:
Basic	$0.28	$(0.46)
Diluted	$0.28	$(0.46)

Pro forma earnings (loss) per share:
Basic	$0.28	$(0.46)
Diluted	$0.28	$(0.46)

(1)	Determined under the fair value based method for all awards.
3. Reserves for Credit Losses
     The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended
	March 31,
	2006	2005

Balance, beginning of period	$4,627	$4,212
Provision for credit losses	3,918	2,937
Charge-offs	(3,944)	(3,001)
Recoveries of amounts previously charged-off	779	771

Balance, end of period	$5,380	$4,919

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Goodwill and Other Intangible Assets
     Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	Gross	March 31, 2006			December 31, 2005
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized Intangible Assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—

Unamortized Intangible Assets
Goodwill
Fleet			$130,240			$130,240
MasterCard			4,807			4,807

Total			$135,047			$135,047

Trademark
Fleet			$2,339			$2,339
MasterCard			82			82

Total			$2,421			$2,421

5. Deposits and Borrowed Federal Funds
     The following table presents information about deposits:

	March 31,	December 31,
	2006	2005

Certificates of deposits with maturities within 1 year	$211,214	$294,171
Certificates of deposits with maturities greater than 1 year and less that 5 years	68,517	39,276
Non-interest bearing deposits	4,588	4,778
Money market deposits	36	26

Total	$284,355	$338,251

Weighted average cost of funds on certificates of deposit	4.41%	3.98%

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended March 31,
	2006	2005
Average interest rate:
Deposits	4.25%	2.82%
Borrowed federal funds	4.66%	2.64%
     We had federal funds lines of credit of $110,000 at March 31, 2006 and December 31, 2005. The average rate on the outstanding lines of credit was 4.97 percent at March 31, 2006 and 4.35 percent at December 31, 2005.
6. Derivative Instruments
     We use derivative instruments as part of our overall strategy to manage our exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility on earnings. We do not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value either as other assets or other liabilities on the consolidated balance sheets in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Gains or losses related to derivative instruments that do not qualify for hedge accounting treatment are recognized currently in earnings. Our interest rate derivatives are designated as cash flow hedges in accordance with SFAS No. 133 and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings.
   Fuel Price Derivatives
     Our current derivative instruments are in the form of put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and the retail price of diesel fuel, which expire on a monthly basis through March 2008. The Options are intended to reduce the volatility that changes to retail fuel prices during any given month would have on our cash flows subject to fuel price variations.
     In January 2005, we entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005 and resulted in a realized loss of $8,450.
     Realized losses on the Options totaled $6,052 for the three months ended March 31, 2006, and $9,828 for the three months ended March 31, 2005. The 2005 realized losses included the realized loss from termination of the original Options. We recognized unrealized losses of $1,426 for the three months ended March 31, 2006 and $34,374 for the three months ended March 31, 2005, for the change in fair value of the Options which has been recorded in net realized and unrealized losses on derivative instruments in the condensed consolidated statements of income and comprehensive income. Management intends to hold the Options until their scheduled expirations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
   Interest Rate Swaps
     In April 2005, we entered into two interest rate swaps (the “Swaps”) for the purpose of hedging the variability on a portion of the future interest payments on our variable rate debt instruments. The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000
     Realized gains on the Swaps totaled $202 for the three months ended March 31, 2006 and have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income. Unrealized gains on the Swaps totaled $154 ($68 net of tax) for the three months ended March 31, 2006 and have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheet as of March 31, 2006. No ineffectiveness was reclassified into earnings during the three months ended March 31, 2006.
7. Related Parties
     Activity with Cendant recorded in due to related parties consisted of:

	Three months ended
	March 31,
	2006	2005

Due to Cendant, beginning balance	$—	$91,466
Income taxes	—	(5,970)
Payroll-related charges	—	4,127
Corporate allocations	—	813
Dividend to forgive balance due from Cendant	—	8,687
MasterCard line of credit activity	—	(4,073)
Cash payments	—	(95,050)

Due to Cendant, ending balance	$—	$—

     Cendant administered our payroll and related expenses during 2005. We reimbursed Cendant for the administration and the related costs of the payroll expenses. Cendant provided information technology services, telecommunication services and internal audit services. Amounts paid to Cendant for related party transactions are reflected in the table above. As of February 22, 2005, Cendant was no longer a related party of Wright Express.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Earnings per Share
     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,
	2006	2005

Weighted average common shares outstanding – Basic	40,245	40,185
Unvested restricted stock units	533	—
Stock options	205	—
Convertible, redeemable preferred stock	—	—

Weighted average common shares outstanding – Diluted	40,983	40,185

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	348
Stock options	—	121
Convertible, redeemable preferred stock	444	444

Total	444	913

9. Commitments and Contingencies
   Litigation
     On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against FSC in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2,779 paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526 by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $706; (ii) Enron would grant FSC, pursuant to section 502(h) of the United State Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $706; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement.
   Tax receivable agreement
     Our deferred tax asset related to the separation from Cendant is $490,761 at March 31, 2006. Under section 338 of the Internal Revenue Code, our separation from Cendant is a qualified stock purchase and entitles us to additional tax benefits this year and in future periods. We are obligated, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85 percent of the amount of tax we save for each tax period as a result of these increased tax benefits. As of March 31, 2006, we have recorded $424,277 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. In April of 2006, we paid Cendant $4,700 in accordance with the Tax Receivable Agreement.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
10. Segment Information
     Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined as net income (loss), the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 6, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO (as discussed in Note 2, “Stock-based Compensation”). Our presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. The accounting policies of the operating segments are generally the same as those describes in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” in Wright Express’s annual report on Form 10-K for the fiscal year ended December 31, 2005. The following table presents our operating segment results for the quarters ended March 31, 2006, and 2005:

		Operating	Depreciation
		Interest	and	Provision for
	Total Revenues	Expense	Amortization	Income Taxes	Adjusted Net Income

Three months ended March 31, 2006
Fleet	$61,087	$4,329	$2,477	$6,658	$11,902
MasterCard	3,551	278	37	203	364

Total	$64,638	$4,607	$2,514	$6,861	$12,266

Three months ended March 31, 2005
Fleet	$47,358	$2,136	$1,920	$6,682	$10,919
MasterCard	4,844	125	52	270	423

Total	$52,202	$2,261	$1,972	$6,952	$11,342

     The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,
	2006	2005

Adjusted net income	$12,266	$11,342
Unrealized losses on derivative instruments	(1,426)	(34,374)
Loss related to the termination of the derivative contracts that extended past March 2005	—	(8,450)
Costs associated with the conversion of equity instruments and the vesting of restricted cash units	—	(5,723)
Tax impact	510	18,732

Net income (loss)	$11,350	$(18,473)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2005, and the notes accompanying those financial statements as contained in our annual report on Form 10-K filed with the SEC on March 15, 2006 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1of this report.
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Highlights
•	Total fuel transactions processed during the three months ended March 31, 2006, increased 11 percent from the same period last year to 58.1 million.

•	Average number of vehicles serviced increased 10 percent for the three months ended March 31, 2006, over the same period last year to 4.3 million.

•	Fuel price per gallon averaged $2.41 for the three months ended March 31, 2006, compared with $1.97 for the same period a year ago, an increase of 22 percent. Our average expenditure per fuel payment processing transaction increased to $48.63 for the three months ended March 31, 2006, an increase of 25 percent from the same period last year primarily because of the higher fuel prices.

•	Total MasterCard purchase volume grew to $269.4 million for the three months ended March 31, 2006, an increase of 5 percent from the comparable period a year ago. Excluding the loss of the Jackson Hewitt stored value card program, which terminated in 2005, total purchase volume was up 42 percent.

•	Credit losses in our fleet operating segment were $3.6 million for the three months ended March 31, 2006. We measure our credit loss performance by monitoring credit losses as a percentage of total fuel expenditures on payment processing transactions. Losses were 16.1 basis points of total fuel expenditures on payment processing transactions for the three months ended March 31, 2006, compared to 16.8 basis points for the same period last year.

•	Our weighted average interest rate for operating debt increased from 2.8 percent for the three months ended March 31, 2005, to 4.3 percent for the three months ended March 31, 2006.

Results of Operations
Use of Non-GAAP financial measures
     Adjusted net income is a non-GAAP financial measure equal to net income (loss), the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO.
     Although adjusted net income is not calculated in accordance with GAAP, this measure is integral to our reporting and planning processes. We consider this measure integral because it eliminates the non-cash volatility associated with the derivative instruments. Wright Express believes that adjusted net income may also be useful to investors as one means of evaluating our performance. However, because adjusted net income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, adjusted net income as used by Wright Express may not be comparable to similarly titled measures employed by other companies.

Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet operating segment:
(in millions, except per transaction and per gallon data)

	Three months
	ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent

Revenues
Payment processing revenue	$43.6	$32.4	$11.2	35%
Transaction processing revenue	4.2	4.1	0.1	2%
Account servicing revenue	5.9	5.6	0.3	5%
Finance fees	5.2	3.2	2.0	63%
Other	2.1	2.1	—	—

Total revenues	61.0	47.4	13.6	29%

Expenses
Salary and other personnel	13.8	18.2	(4.4)	(24)%
Service fees	1.4	0.7	0.7	100%
Provision for credit losses	3.6	2.6	1.0	38%
Technology leasing and support	1.7	1.9	(0.2)	(11)%
Depreciation and amortization	2.5	1.9	0.6	32%
Operating interest expense	4.3	2.1	2.2	105%
Other	5.4	5.4	—	—

Total operating expenses	32.7	32.8	(0.1)	—

Operating income	28.3	14.6	13.7	94%
Financing interest expense	3.7	1.4	2.3	164%
Realized and unrealized loss on derivatives	7.5	44.2	(36.7)	NM

Income (loss) before taxes	17.1	(31.0)	48.1	NM
Provision for (benefit from) income taxes	6.1	(12.1)	18.2	NM

Net income (loss)	11.0	(18.9)	29.9	NM
Unrealized losses on derivative instruments	1.4	34.4	(33.0)	NM
Loss related to the termination of derivative contracts that extended past March 2005	—	8.4	(8.4)	(100)%
Costs associated with the conversion of equity instruments and vesting of restricted cash units	—	5.7	(5.7)	(100)%
Tax impact	(0.5)	(18.7)	18.2	NM

Adjusted net income	$11.9	$10.9	$1.0	9%

Key operating statistics
Payment processing revenue:
Payment processing transactions	43.5	37.4	6.1	16%
Average expenditure per payment processing transaction	$48.63	$39.04	$9.59	25%
Average price per gallon of fuel	$2.41	$1.97	$0.44	22%

Transaction processing revenue:
Transaction processing transactions	14.6	15.1	(0.5)	(3)%

Account service revenue:
Average number of vehicles serviced	4.3	3.9	0.4	10%

NM – The result of the calculation is not meaningful.
     Payment processing transaction growth was predominantly driven by the increase in vehicles serviced. Increases in average expenditure per payment processing transaction were primarily a result of higher fuel prices over the first quarter of 2005. The positive impact of these key statistics on payment processing revenue was partially offset by approximately 4 percent, compared to the prior year’s first quarter, primarily due to the renegotiation of pricing on long-term contracts with existing strategic relationships.

     Transaction processing transactions decreased as a result of two strategic relationships converting approximately 750,000 transactions from transaction processing to payment processing in the first quarter of 2006.
     Finance fees increased primarily due to higher average daily accounts receivable balances subject to late fees. The higher balances result from an increase in payment processing transactions and an increase in the amount spent per transaction.
     Salary and other personnel expense decreased in the first quarter of 2006 primarily because of the non-recurring charge of $5.7 million associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees in 2005.
     Offsetting the decrease in salary and other personnel expense was a $0.5 million increase in commissions as a result of our growth in vehicles serviced and a $0.6 million increase for additional employees, primarily in the finance and legal departments, as part of the cost associated with our operating as a stand-alone, publicly traded company.
     Service fees increased primarily related to approximately $0.6 million in management consulting fees and professional service fees in connection with Sarbanes-Oxley compliance readiness and other management initiatives.
     The increase in the provision for credit losses was predominantly attributed to a $0.9 million increase in amounts charged-off for the three months ended March 31, 2006 compared to the same period in prior year. Total credit loss for the period as a percentage of total expenditures on payment processing transactions declined from 16.8 basis points during the first quarter 2005 to 16.1 basis points in 2006.
     Depreciation and amortization expense increased as anticipated as we placed our internally-developed software into service in 2005.
     Operating interest expense increased as we incurred fees to finance our receivables that pertain to our funded payment processing transactions. The increase in our interest expense is also due to an increase in weighted average interest rates to 4.3 percent from 2.8 percent in the same period in 2005. Our average debt balance the first three months of 2006 totaled $334 million, as compared to our average debt balance during the first three months of 2005 of $229 million. Changes in interest rates could create volatility to our operating interest expense.
     Finance interest expense is related to the corporate credit facility that was entered into in February 2005 and the preferred stock that we issued as part of our IPO. Interest expense for 2005 reflects approximately one month of expense as compared to three months of expense in 2006. Also contributing to the increase in interest expense was an approximately 2 percent increase in the one-month LIBOR rate from the first quarter of 2005 to the first quarter of 2006.
     We own fuel price-sensitive derivative instruments that we purchased on a periodic basis to manage the impact that volatility in fuel prices has on our cash flows. Our derivative instruments do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Gains and losses on our fuel price-sensitive derivative instruments will affect our net income. Of the total losses, approximately $6.1 million in 2006 and $9.8 million in 2005 were net realized losses and approximately $1.4 million in 2006 and $34.4 million in 2005 represent unrealized losses.

MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:
(in millions)

	Three months
	ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent

Revenues
Payment processing revenue	$3.4	$2.4	$1.0	42%
Other	0.2	2.4	(2.2)	(92)%

Total revenue	3.6	4.8	(1.2)	(25)%

Expenses
Salary and other personnel	0.6	0.5	0.1	20%
Service fees	1.6	2.8	(1.2)	(43)%
Provision for credit losses	0.3	0.4	(0.1)	(25)%
Technology leasing and support	0.2	0.2	—	—
Depreciation and amortization	—	0.1	(0.1)	(100)%
Other	0.3	0.1	0.2	200%

Total operating expenses	3.0	4.1	(1.1)	(27)%

Income before taxes	0.6	0.7	(0.1)	(14)%
Provision for income taxes	0.2	0.3	(0.1)	(33)%

Net income and adjusted net income	$0.4	$0.4	$—	—

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$269.4	$255.4	$14.0	5%
     The increase in payment processing revenue is directly attributed to growth in our purchasing card product. The decrease in other revenue is a result of the loss of the Jackson Hewitt stored value program. For the first quarter of 2005, we reported $2.4 million of other revenue and $0.2 million of net income and adjusted net income related to the Jackson Hewitt stored value program. Excluding the loss of the Jackson Hewitt stored value program, which terminated in 2005, total purchase volume was up 42 percent.
     The decrease in service fees in the first quarter of 2006 versus 2005 is primarily attributed to the loss of $1.7 million of fees related to the stored value program offset by fees related to the growth in our purchasing card product.

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at March 31, 2006 compared to December 31, 2005:
(in millions)

	March 31,	December 31,	Change
	2006	2005	Amount	Percent

Assets
Cash and cash equivalents	$19.1	$45.0	$(25.9)	(58)%
Accounts receivable, net	726.8	652.1	74.7	11%
Deferred income taxes	507.4	513.0	(5.6)	(1)%
All other assets	195.5	210.3	(14.8)	(7)%

Total assets	$1,448.8	$1,420.4	$28.4	2%

Liabilities and stockholders’ equity
Accounts payable	$323.7	$254.4	$69.3	27%
Deposits and borrowed federal funds	333.1	377.3	(44.2)	(12)%
Due to Cendant under tax receivable agreement	424.3	424.3	—	—
All other liabilities	280.9	289.7	(8.8)	(3)%

Total liabilities	1,362.0	1,345.7	16.3	1%
Stockholders’ equity	86.8	74.7	12.1	16%

Total liabilities and stockholders’ equity	$1,448.8	$1,420.4	$28.4	2%

     Net accounts receivable have increased as a result of our payment processing transaction growth and significantly higher fuel prices that increased our average expenditure per payment process transaction. As a result of our higher accounts receivable balance, accounts payable, deposits and borrowed federal funds have increased to fund this balance. Deposits at the end of the first quarter of 2006 decreased due to the timing of cash receipts at the end of 2005. These receipts became available to redeem our deposits during the first quarter of 2006.
     Our results for the first quarter of 2006 used approximately $26 million of cash. This amount was higher than the decrease of approximately $11 million for the same period a year ago. Cash provided by operations decreased period over period by approximately $25 million as we had received $45 million to settle our outstanding related party balances as part of the IPO. During the first quarter of 2006, we had a $15 million security mature which resulted in cash from investing activities of $12 million compared to cash used for investing activities of approximately $4 million for the same period a year ago. During the first quarter of 2006 we paid down $6.5 million in principal of our financing debt.
     For the three months ended March 31, 2006, approximately $3 million was used for capital expenditures primarily to enhance our product features and functionality and to acquire information systems and personal computer office equipment. This amount was consistent with capital expenditures during the same period a year ago.
     Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all material covenants and restrictions at March 31, 2006.
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
     Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:
•	a six-month rolling average of actual charge-off experience;

•	amounts currently due;

•	the age of the balances; and

•	estimated bankruptcy rates.
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
     The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at March 31, 2006:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported March 31, 2006	$5,380
Increase in loss rate by:
10%	$399
20%	$798
30%	$1,197

    Income Taxes
     In calculating our effective tax rate we apportion income among various state tax jurisdictions. Although we believe that the estimates and judgments utilized to calculate the effective tax rate are reasonable, actual results may differ by a material amount.
     Significant judgment is required in determining if any valuation allowance recorded against deferred tax assets is necessary. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies. We have not currently recorded a valuation allowance based on the analysis and tax planning performed to date.
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
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Our failure to respond to competitive pressures with reduced fees or increased levels of capabilities and services.

•	Major oil companies who have not traditionally provided universally accepted transaction processing may issue competing products and information management services specifically tailored to their fleet customers.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services. In this regard, our top five strategic relationships are two of the largest North American oil companies and three of the largest domestic fleet management companies.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.

•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	Acts of terrorism, war, or civil disturbance.

•	A decline in general economic conditions.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes. There can be no assurance that we will achieve the projected level of fuel and service transactions.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings, including the risk factors included in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005.
     The forward-looking statements speak only as of the date of this quarterly report and undue reliance should not be placed on these statements.

Changes in Accounting Policies and Recently Issued Accounting Pronouncements
     During the three months ended March 31, 2006, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
    Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective after the first fiscal year that begins after September 15, 2006. We believe that the adoption of this standard will have no material impact on our financial statements.
     In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statements No.140.” This Statement amends FASB Statements No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. This Statement is effective after the first fiscal year that begins after September 15, 2006. We believe that the adoption of this standard will have no material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The following Quantitative and Qualitative Disclosures about Market Risk should be read in conjunction with our annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.
Commodity Price Risk
     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(5,562.0)	$(3,708.0)	$(1,854.0)	$1,854.0	$3,708.0	$5,562.0
Expenses	(945.5)	(630.4)	(315.2)	315.2	630.4	945.5

Operating income	$(4,616.5)	$(3,077.6)	$(1,538.8)	$1,538.8	$3,077.6	$4,616.5

     We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel-price risk management program is designed to purchase derivative instruments to manage the Company’s fuel-price-related earnings exposure going forward. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of March 31, 2006:

	Percentage(a)	Weighted Average Price(c)
		Floor	Ceiling

For the period April 1, 2006 through December 31, 2006 (b)	90%	$1.88	$1.95
For the period January 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	60%	$2.34	$2.41
For the period January 1, 2008 through March 31, 2008	30%	$2.38	$2.44

(a)	Represents the percentage of the Company’s forecasted revenue subject to fuel price variations to which the Options pertain in 2006 and the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain in 2007 and beyond.

(b)	Options that expire during 2006 are based only on unleaded gasoline.

(c)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the SEC rules thereunder.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against Wright Express Financial Services Corporation (“FSC”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2.8 million paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $0.5 million by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $0.7 million; (ii) Enron would grant FSC, pursuant to section 502(h) of the United State Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $0.7 million; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement.

Item 1A. Risk Factors.
     Information regarding our risk factors appears in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

*10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*10.4	Wright Express Corporation Long Term Incentive Program.**

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: May 3, 2006	By:	/s/ Melissa D. Smith
Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

*10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*10.4	Wright Express Corporation Long Term Incentive Program.**

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment