Form 10-Q
period 2006-06-30
Wright Express CORP
filed 2006-08-03
CIK 1309108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes  ☐     No  ☑
There were 40,354,913 shares of common stock $0.01 par value outstanding as of July 28, 2006.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2006	December 31,
	(unaudited)	2005

Assets
Cash and cash equivalents	$16,600	$44,994
Accounts receivable (less reserve for credit losses of $5,188 in 2006 and $4,627 in 2005)	890,857	652,132
Available-for-sale securities	5,987	20,878
Property, equipment and capitalized software, net	39,548	38,543
Deferred income taxes, net	506,678	513,018
Intangible assets, net	2,421	2,421
Goodwill	135,047	135,047
Other assets	11,559	13,388

Total assets	$1,608,697	$1,420,421

Liabilities and Stockholders’ Equity
Accounts payable	$396,127	$254,381
Accrued expenses	19,721	22,197
Deposits	414,316	338,251
Borrowed federal funds	9,350	39,027
Revolving line-of-credit facility	48,000	53,000
Term loan, net	151,398	167,508
Derivative instruments, at fair value	45,598	36,710
Other liabilities	1,163	331
Amounts due to Cendant Corporation under tax receivable agreement	414,798	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible preferred stock; 0.1 shares authorized, issued and outstanding	10,000	10,000

Total liabilities	1,510,471	1,345,682

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 40,353 shares issued and outstanding as of June 30, 2006, 40,210 shares issued and outstanding as of December 31, 2005	404	402
Additional paid-in capital	57,369	55,020
Retained earnings	39,859	18,653
Other comprehensive income (loss), net of tax:
Net unrealized gain on interest rate swaps	796	748
Net unrealized loss on available-for-sale securities	(202)	(84)

Accumulated other comprehensive income	594	664

Total stockholders’ equity	98,226	74,739

Total liabilities and stockholders’ equity	$1,608,697	$1,420,421

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues
Payment processing revenue	$57,693	$41,809	$104,649	$76,618
Transaction processing revenue	4,343	4,288	8,553	8,395
Account servicing revenue	5,926	5,792	11,841	11,411
Finance fees	5,243	3,052	10,481	6,247
Other	2,959	2,370	5,278	6,842

Total revenues	76,164	57,311	140,802	109,513

Expenses
Salary and other personnel	15,196	13,450	29,550	32,167
Service fees	3,377	3,005	6,417	6,547
Provision for credit losses	2,302	1,940	6,220	4,877
Technology leasing and support	1,934	2,099	3,797	4,176
Occupancy and equipment	1,703	1,432	3,295	2,874
Depreciation and amortization	2,692	2,684	5,206	4,656
Operating interest expense	6,042	3,192	10,649	5,453
Other	4,406	3,482	8,249	7,401

Total operating expenses	37,652	31,284	73,383	68,151

Operating income	38,512	26,027	67,419	41,362

Financing interest expense	(3,666)	(4,133)	(7,394)	(5,519)
Net realized and unrealized (losses) gains on derivative instruments	(20,509)	2,658	(27,987)	(41,544)

Income (loss) before income taxes	14,337	24,552	32,038	(5,701)
Provision (benefit) for income taxes	4,481	9,568	10,832	(2,212)

Net income (loss)	9,856	14,984	21,206	(3,489)

Change in net unrealized loss on available-for-sale securities, net of tax effect of $(21) and $(62) in 2006 and $27 and $(3) in 2005	(55)	49	(118)	(6)
Change in net unrealized gain on interest rate swaps, net of tax effect of $(49) and $37 in 2006 and $8 and $8 in 2005	(20)	13	48	13

Comprehensive income (loss)	$9,781	$15,046	$21,136	$(3,482)

Earnings (loss) per share:
Basic	$0.24	$0.37	$0.53	$(0.09)
Diluted	$0.24	$0.37	$0.52	$(0.09)

Weighted average common shares outstanding:
Basic	40,331	40,186	40,288	40,186
Diluted	41,086	41,072	41,035	40,186
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005

Cash flows from operating activities
Net income (loss)	$21,206	$(3,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net unrealized loss on derivative instruments	8,888	27,821
Stock-based compensation	1,553	6,031
Depreciation and amortization	5,766	5,333
Deferred taxes	6,365	(161)
Provision for credit losses	6,220	4,877
Loss (gain) on disposal of property and equipment	5	(118)
Changes in operating assets and liabilities:
Accounts receivable	(244,945)	(164,571)
Other assets	1,744	(1,706)
Accounts payable	141,746	84,901
Accrued expenses	(2,476)	31
Other liabilities	832	(55)
Amounts due to Cendant under tax receivable agreement	(9,479)	(6,379)
Due to/from related parties	—	45,051

Net cash used in operating activities	(62,575)	(2,434)

Cash flows from investing activities
Purchases of property and equipment	(6,216)	(5,145)
Sales of property and equipment	—	125
Purchases of available-for-sale securities	(66)	(1,096)
Maturities of available-for-sale securities	14,777	121

Net cash provided by (used in) investing activities	8,495	(5,995)

Cash flows from financing activities
Dividends paid	—	(305,887)
Excess tax benefits of equity instrument share-based payment arrangements	251	—
Payments in lieu of issuing shares of common stock	(682)	—
Proceeds from stock option exercises	1,229	—
Net increase in deposits	76,065	100,160
Net decrease in borrowed federal funds	(29,677)	(20,514)
Net (repayments) borrowings on revolving line of credit	(5,000)	50,000
Loan origination fees paid for revolving line of credit	—	(1,704)
Borrowings on term loan, net of loan origination fees of $2,884 in 2005	—	217,116
Repayments on term loan	(16,500)	(35,000)

Net cash provided by financing activities	25,686	4,171

Net change in cash and cash equivalents	(28,394)	(4,258)
Cash and cash equivalents, beginning of period	44,994	31,806

Cash and cash equivalents, end of period	$16,600	$27,548

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2006	2005

Supplemental cash flow information:
Interest paid	$17,362	$7,975
Income taxes paid	$925	$3,870
There were no significant non-cash transactions during the six months ended June 30, 2006.
During the six months ended June 30, 2005 the following significant non-cash transactions occurred:
•	The tax basis of our assets increased as a result of our initial public offering creating a deferred tax asset of $488,719 based upon our estimated tax rate at June 30, 2005. We entered into a tax receivable agreement with Cendant Corporation, our former parent company, (see Note 9, “Commitments and Contingencies”), which provided that we will make total payments estimated at $415,411 as of June 30, 2005. The difference between the initial asset recorded and the initial liability payable to our former parent company was recorded as $73,308 of stockholders’ equity.

•	We issued 40,000 shares of common stock upon the completion of our initial public offering and as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all common stock proceeds from the offering concurrent with its sale of 100 percent of its interest in us.

•	We issued 0.1 shares of preferred stock as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all preferred stock proceeds from this conversion.
See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Nature of Business and Basis of Presentation
     Wright Express Corporation (“we,” “our,” “us,” the “company” or “Wright Express”) is a leading provider of payment processing and information management services to the vehicle fleet industry. We utilize our wholly owned bank subsidiary, Wright Express Financial Services Corporation (“FSC”), a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”) to facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers.
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005 and filed with the SEC on March 15, 2006.
     In the opinion of our management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and reflect all adjustments of a normal recurring nature considered necessary to present fairly results of the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. All adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any future interim period.
     Our results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated statements of income and condensed consolidated statements of cash flows for the six months ended June 30, 2005, reflect our historical results of operations and cash flows as a business unit divested by Cendant Corporation (“Cendant”), our former parent company, in the initial public offering (“IPO”). As a result, the accompanying condensed consolidated financial statements for the six months ended June 30, 2005, may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods. See Note 7, “Related Parties,” for a more detailed description of transactions with our former parent company.
     Certain amounts have been reclassified in our condensed consolidated financial statements to conform to the 2006 presentation.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Prior to adopting SFAS 123(R), we accounted for stock-based compensation using the fair value method of accounting as prescribed by SFAS 123. We transitioned to SFAS 123 under the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, we expensed employee stock awards over their vesting periods based upon the fair value of the award on the date of the grant.
     Prior to February 22, 2005, Cendant granted stock options and Restricted Stock Units (“RSUs”) to our employees. On February 22, 2005 we converted substantially all vested and unvested Cendant stock options into vested options to purchase our common stock. We recorded a one-time charge of $1,524 for this conversion during the six months ended June 30, 2005. This charge is included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
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
     Employee stock options granted by Cendant generally had a 10-year term, vested ratably over periods ranging from two to five years and were granted with exercise prices at the then-current fair market value. All Cendant stock options converted to options to purchase our common stock have the remainder of their original lives, are fully vested and were converted such that an employee received 1.27 options to purchase our common stock for each Cendant stock option. The activity of the stock option plan related to our employees consisted of:

	Six months ended June 30,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Wright Express stock options

Outstanding at January 1	530	$13.72	—	—
Granted	—	—	555	$13.72
Exercised	(89)	$13.71	(5)	$13.13

Outstanding at June 30	441	$13.73	550	$13.72

     We currently do not anticipate issuing stock options in the future.
     Also on February 22, 2005, we converted all Cendant RSUs into shares of our common stock. We recorded a one-time charge associated with the conversion of Cendant RSUs into Wright Express common stock during the six months ended June 30, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
     Under our stock-based compensation programs, we issued RSUs and Performance Based Restricted Stock Units (“PSUs”) during the first six months of 2006 and RSUs during 2005. The RSUs and PSUs vest over four

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
years. The number of PSUs that will be received is based on year-end financial results and corporate objectives. The number of PSUs issued may vary from 0 percent up to 200 percent, or up to 126 shares, depending on the achievement of corporate goals, at a weighted average grant price of $27.66 per share. The RSU activity under the 2005 Wright Express Corporation Equity and Incentive Plan and the 2006 annual grant related to our employees consisted of:

	Six months ended June 30,
	2006		2005
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Price	Stock Units	Price
Wright Express RSUs

Outstanding at January 1	565	$19.41	—	—
Granted	79	$27.64	349	$18.00
Vested	(53)	$18.00	—	—
Forfeited or canceled (1)	(31)	$18.00	(3)	$18.00

Outstanding at June 30	560	$20.78	346	$18.00

(1)	Includes RSUs withheld for income tax purposes. We paid cash on behalf of employees to offset the minimum tax liabilities in lieu of issuing common stock.
     We recorded compensation expense related to PSUs and RSUs issued in 2006 of $200 during the second quarter of 2006. The expense related to the PSUs is recorded at 100 percent, or 63 shares, in anticipation of us achieving our corporate goals. These expenses are recorded in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
     We recorded compensation expense related to previously issued RSUs of $646 during the three months ended June 30, 2006 and $1,353 during the six months ended June 30, 2006, as compared to $354 during the three months ended June 30, 2005, and $450 during the six months ended June 30, 2005. These expenses are recorded in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table illustrates the effect on net income if the fair value based method had been applied to all employee stock awards granted for all periods presented:

	Six months ended
	June 30,
	2006	2005
Reported net income (loss)	$21,206	$(3,489)
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	1,028	3,691
Less:
Total stock-based employee compensation expense, net of tax (1)	(1,028)	(3,819)

Pro forma net income (loss)	$21,206	$(3,617)

Earnings (loss) per share, as reported:
Basic	$0.53	$(0.09)
Diluted	$0.52	$(0.09)

Pro forma earnings (loss) per share:
Basic	$0.53	$(0.09)
Diluted	$0.52	$(0.09)

(1)	Determined under the fair value based method for all awards.
3. Reserves for Credit Losses
     The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance, beginning of period	$5,380	$4,919	$4,627	$4,212
Provision for credit losses	2,302	1,940	6,220	4,877
Charge-offs	(3,915)	(3,106)	(7,859)	(6,107)
Recoveries of amounts previously charged-off	1,421	962	2,200	1,733

Balance, end of period	$5,188	$4,715	$5,188	$4,715

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Goodwill and Other Intangible Assets
          Goodwill and other intangible assets are allocated to the following business segments:

	June 30, 2006	December 31, 2005
	Net Carrying	Net Carrying
	Amount	Amount

Unamortized Intangible Assets
Goodwill
Fleet	$130,240	$130,240
MasterCard	4,807	4,807

Total	$135,047	$135,047

Trademark
Fleet	$2,339	$2,339
MasterCard	82	82

Total	$2,421	$2,421

5. Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	June 30,	December 31,
	2006	2005

Certificates of deposits with maturities within 1 year	$310,404	$294,171
Certificates of deposits with maturities greater than 1 year and less than 5 years	99,123	39,276
Non-interest bearing deposits	4,789	4,778
Money market deposits	—	26

Total	$414,316	$338,251

Weighted average cost of funds on certificates of deposit	5.29%	3.98%

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Average interest rate:
Deposits	4.68%	3.17%	4.45%	2.98%
Borrowed federal funds	5.10%	3.01%	4.96%	2.94%

Average debt balance	$393,980	$290,656	$364,047	$260,101
          We had federal funds lines of credit of $110,000 at June 30, 2006 and at December 31, 2005. The average rate on the outstanding lines of credit was 5.50 percent at June 30, 2006 and 4.35 percent at December 31, 2005.
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
     Fuel Price Derivatives
          Our current derivative instruments are in the form of put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and the retail price of diesel fuel, which expire on a monthly basis through June 2008. The Options are intended to reduce the volatility that changes to retail fuel prices during any given month would have on our cash flows subject to fuel price variations.
          In January 2005, we entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005 by our former parent company and resulted in a realized loss of $8,450.
          Realized losses on the Options totaled $13,047 for the three months ended June 30, 2006, and $19,099 for the six months ended June 30, 2006, as compared to realized losses of $3,895 for the three months ended June 30, 2005, and $13,723 for the six months ended June 30, 2005. The 2005 realized losses included the realized loss from termination of the original Options. We recognized unrealized losses of $7,462 for the three months ended June 30, 2006 and $8,888 for the six months ended June 30, 2006. We recognized unrealized gains of $6,553 for the three months ended June 30, 2005 and unrealized losses of $27,821 for the six months ended June 30, 2005, for the change in fair value of the Options which has been recorded in net realized and unrealized losses on derivative instruments in the condensed consolidated statements of income and comprehensive income. Management intends to hold the Options until their scheduled expirations.

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
          Realized gains on the Swaps totaled $304 for the three months ended June 30, 2006, and $506 for the six months ended June 30, 2006. Realized losses on these derivative instruments totaled $210 for the three and six months ended June 30, 2005. These amounts have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income. Unrealized losses on the Swaps totaled $69 ($20 net of tax) for the three months ended June 30, 2006, and an unrealized gain of $85 ($48 net of tax) for the six months ended June 30, 2006. Unrealized gains on the Swaps totaled $21 ($13 net of tax) for the three months and six months ended June 30, 2005. These amounts have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheet as of June 30, 2006 and 2005. No ineffectiveness was reclassified into earnings during the three months and six months ended June 30, 2006 or 2005.
7. Related Parties
          Activity with Cendant recorded in due to related parties consisted of:

	Three and six months ended
	June 30,
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Earnings per Share
     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average common shares outstanding – Basic	40,331	40,186	40,288	40,186
Unvested restricted stock units	559	347	546	—
Stock options	196	95	201	—
Convertible, redeemable preferred stock	—	444	—	—

Weighted average common shares outstanding – Diluted	41,086	41,072	41,035	40,186

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—	—	348
Stock options	—	—	—	101
Convertible, redeemable preferred stock	444	—	444	444

Total	444	—	444	893

9. Commitments and Contingencies
     Tax receivable agreement
          As of June 30, 2006, our deferred tax asset related to the separation from Cendant is recorded at $487,367. Under section 338 of the Internal Revenue Code, our separation from Cendant is a qualified stock purchase and entitles us to additional tax benefits this year and in future periods. We are obligated, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85 percent of the amount of tax we save for each tax period as a result of these increased tax benefits. As of June 30, 2006, we have recorded $414,798 in obligation to Cendant as a liability on the condensed consolidated balance sheets.
     Litigation
          On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against FSC in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2,779 paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526 by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $705; (ii) Enron would grant FSC, pursuant to section 502(h) of the United States Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $705; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement. On May 12, 2006, we paid Enron $705. We then sold our 502(h) claim on May 15, 2006 in exchange for $268.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
10. Segment Information
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined as net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, losses in 2005 related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 6, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO in 2005 (as discussed in Note 2, “Stock-based Compensation”). Our presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” in Wright Express’s annual report on Form 10-K for the fiscal year ended December 31, 2005. The following table presents our operating segment results for the three months and six months ended June 30, 2006 and 2005:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended June 30, 2006
Fleet	$71,291	$5,623	$2,654	$6,970	$12,703
MasterCard	4,873	419	38	708	1,418

Total	$76,164	$6,042	$2,692	$7,678	$14,121

Three months ended June 30, 2005
Fleet	$53,684	$3,008	$2,639	$6,568	$10,700
MasterCard	3,627	184	45	271	460

Total	$57,311	$3,192	$2,684	$6,839	$11,160

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Six months ended June 30, 2006
Fleet	$132,378	$9,952	$5,131	$13,628	$24,605
MasterCard	8,424	697	75	911	1,782

Total	$140,802	$10,649	$5,206	$14,539	$26,387

Six months ended June 30, 2005
Fleet	$101,042	$5,144	$4,559	$13,250	$21,619
MasterCard	8,471	309	97	541	883

Total	$109,513	$5,453	$4,656	$13,791	$22,502

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Adjusted net income	$14,121	$11,160	$26,387	$22,502
Unrealized gains (losses) on derivative instruments	(7,462)	6,553	(8,888)	(27,821)
Loss related to the termination of the derivative contracts that extended past March 2005	—	—	—	(8,450)
Costs associated with the conversion of equity instruments and the vesting of restricted cash units	—	—	—	(5,723)
Tax impact	3,197	(2,729)	3,707	16,003

Net income (loss)	$9,856	$14,984	$21,206	$(3,489)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2005, the notes accompanying those financial statements as contained in our annual report on Form 10-K filed with the SEC on March 15, 2006 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1of this report.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Highlights
•	Total fuel transactions processed increased 8 percent during the three months ended June 30, 2006, over the same period last year, to 61.1 million, and increased 9 percent during the six months ended June 30, 2006, over the same period last year, to 119.2 million.

•	Average number of vehicles serviced increased to 4.3 million as of June 30, 2006, a 6 percent increase for the three months ended June 30, 2006, over the same period last year and an 8 percent increase for the six months ended June 30, 2006.

•	Fuel price per gallon averaged $2.86 for the three months ended June 30, 2006, compared with $2.20 for the same period a year ago, an increase of 30 percent. Fuel price per gallon averaged $2.64 for the six months ended June 30, 2006, compared with $2.09 for the same period a year ago, an increase of 26 percent. Our average expenditure per fuel payment processing transaction increased to $57.45 for the three months ended June 30, 2006, an increase of 30 percent from the same period last year. Our average expenditure per fuel payment processing transaction increased to $53.17 for the six months ended June 30, 2006, an increase of 28 percent from the same period last year.

•	Total MasterCard purchase volume grew to $332.7 million for the three months ended June 30, 2006, an increase of 47 percent over the same period last year, and grew to $602.1 million for the six months ended June 30, 2006, an increase of 25 percent over the same period last year.

•	Credit losses in our fleet operating segment were 10.9 basis points of total fuel expenditures on payment processing transactions for the three months ended June 30, 2006, and 13.2 basis points of total fuel expenditures on payment processing transactions for the six months ended June 30, 2006. Credit losses in our fleet operating segment were $2.6 million for the three months ended June 30, 2006, and $6.2 million for the six months ended June 30, 2006.

•	Our average interest rate for operating debt increased from 3.2 percent for the three months ended June 30, 2005, to 4.8 percent for the three months ended June 30, 2006. Our average interest rate for operating debt increased from 3.0 percent for the six months ended June 30, 2005, to 4.6 percent for the six months ended June 30, 2006.

Results of Operations
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
(in millions, except per transaction and per gallon data)	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$53.6	$38.4	40%	$97.2	$70.8	37%
Transaction processing revenue	4.3	4.3	—%	8.5	8.4	1%
Account servicing revenue	5.9	5.8	2%	11.8	11.4	4%
Finance fees	5.2	3.0	73%	10.4	6.2	68%
Other	2.4	2.1	14%	4.5	4.2	7%

Total revenues	71.4	53.6	33%	132.4	101.0	31%

Operating expenses	35.0	28.4	23%	67.7	61.2	11%

Operating income	36.4	25.2	44%	64.7	39.8	63%
Financing interest expense	(3.7)	(4.1)	(10)%	(7.4)	(5.5)	35%
Net realized and unrealized (losses) gains on derivative instruments	(20.5)	2.7	NM	(28.0)	(41.5)	(33)%

Income (loss) before taxes	12.2	23.8	(49)%	29.3	(7.2)	NM
Provision (benefit) for income taxes	3.8	9.3	(59)%	9.9	(2.8)	NM

Net income (loss)	$8.4	$14.5	(42)%	$19.4	$(4.4)	NM

Key operating statistics
Payment processing revenue:
Payment processing transactions	46.0	40.9	12%	89.5	78.3	14%
Average expenditure per payment processing transaction	$57.45	$44.03	30%	$53.17	$41.64	28%
Average price per gallon of fuel	$2.86	$2.20	30%	$2.64	$2.09	26%

Transaction processing revenue:
Transaction processing transactions	15.1	15.9	(5)%	29.7	31.0	(4)%

Account servicing revenue:
Average number of vehicles serviced	4.28	4.03	6%	4.28	3.97	8%

NM – The result of the calculation is not meaningful.
          Payment processing revenue increased $15.2 million for the three months ended June 30, 2006, as compared to the same period in the prior year. This increase is primarily due to a 30 percent increase in the average price per gallon of fuel as well as a 12 percent increase in the number of payment processing transactions. Payment processing revenue increased $26.4 million for the six months ended June 30, 2006 as compared to the same period in the prior year. This increase is primarily due to a 26 percent increase in the average price per gallon of fuel as well as a 14 percent increase in the number of payment processing transactions.
          Transaction processing transactions decreased for the three months ended June 30, 2006, by approximately 0.8 million transactions and by approximately 1.3 million transactions for the six months ended June 30, 2006. These decreases are due primarily from two strategic relationships converting 1.4 million transactions from transaction processing to payment processing during 2006. Transaction revenue remained relatively flat for the comparable periods.
          Finance fees increased $2.2 million for the three months ended June 30, 2006, and increased $4.2 million for the six months ended June 30, 2006, primarily due to higher average daily account receivable balances subject to late fees, due to elevated fuel prices and an increase in payment processing transactions.

          Salary and other personnel expense increased $1.6 million for the three months ended June 30, 2006, and decreased $2.8 million for the six months ended June 30, 2006. The increase for the three months ended June 30, 2006, was due to a $0.6 million increase in the sales expenses, as a result of our growth in vehicles serviced. This increase in sales was due primarily to an increase in commissions of $0.2 million and additional staffing of $0.3 million. Additional employees added in the finance and legal departments, due to operating as a stand-alone, publicly traded company, increased salary and other personnel expense $0.3 million. Stock compensation increased $0.5 million during the second quarter as we expensed RSUs and PSUs related to our employee incentive programs. The decrease for the six months ended June 30, 2006, in salary and other personnel expense was due to the non-recurring charge of $5.7 million in the first quarter of 2005 associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees in 2005. The decrease was offset by increases in sales of $1.3 million, primarily due to $0.6 million in commissions, $0.3 million in salary and contractor expense and $0.4 million in other expenses associated with our growth in vehicles serviced.
           Service fees increased $0.8 million for the six months ended June 30, 2006. The increase was primarily due to costs associated with management consulting fees and professional service fees in connection with Sarbanes-Oxley compliance readiness and other management initiatives.
          Total credit loss as a percentage of total expenditures on payment processing transactions declined 0.5 basis points to 10.9 during the three months ended June 30, 2006, and declined 0.6 basis points to 13.2 basis points during the six months ended June 30, 2006. The provision for credit losses for the three months ended June 30, 2006, increased $0.8 million and increased $1.7 million for the six months ended June 30, 2006, primarily due to increases in our accounts receivable balance due to higher fuel prices per gallon.
          Operating interest expense increased $2.6 million for the three months ended June 30, 2006, and $4.8 during the six months ended June 30, 2006, compared to the same periods in the prior year, as we incurred fees to finance our receivables that pertain to our funded payment processing transactions. The increase in our interest expense is also due to an increase in weighted average interest rates to 4.8 percent in the three months ended June 30, 2006, compared to 3.2 percent for the same period in the prior year. The weighted average interest rates increased to 4.6 percent in the six months ended June 30, 2006, compared to 3.0 percent for the same period in the prior year. Our average debt balance for the three months ended June 30, 2006 totaled $394.0 million, as compared to our average debt balance of $290.7 million for the same period in the prior year. Our average debt balance for the six months ended June 30, 2006 totaled $364.0 million, as compared to our average debt balance of $260.1 million for the same period in the prior year. Changes in interest rates could create volatility in our operating interest expense.
          Finance interest expense is related to the corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. Finance interest expense remained relatively flat for the three months ended June 30, 2006, as compared to the same period in the prior year, primarily due to lower balances at higher interest rates. Interest expense for the six months ended June 30, 2006, increased $1.9 million over the same period in the prior year. Interest expense for 2005 reflects approximately four months of expense as compared to the six months of expense in 2006. Also contributing to the increase in interest expense during the six months ended June 30, 2006, was an increase in the one-month LIBOR rate.
          We own fuel price-sensitive derivative instruments that we purchased on a periodic basis to manage the impact that volatility in fuel prices has on our cash flows. Our derivative instruments do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Gains and losses on our fuel price-sensitive derivative instruments will affect our net income. Of the total losses, approximately $13.0 million for the three months ended June 30, 2006, and $3.9 million for the three months ended June 30, 2005, and approximately $19.1 million for the six months ended June 30, 2006, and $13.7 million for the six months ended June 30, 2005, were net realized losses. We recognized unrealized losses of approximately $7.5 million for the three months ended June 30, 2006, and unrealized gains of $6.6 million for the three months ended June 30, 2005. We recognized unrealized losses of approximately $8.9 million for the six months ended June 30, 2006, and recognized unrealized losses of $27.8 million for the six months ended June 30, 2005.
     The GAAP effective tax rate was 31.3 percent for the three months ended June 30, 2006, and 33.8 percent for the six months ended June 30, 2006. Quarterly fluctuations in the effective tax rate are due to our unrealized losses on our fuel derivative instruments and the impact of these losses on the state component of our effective tax rate. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate will fluctuate.
MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
(in millions)	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$4.1	$3.4	21%	$7.5	$5.8	29%
Finance fees	0.1	—	NM	0.1	—	NM
Other	0.6	0.3	100%	0.8	2.7	(70)%

Total revenues	4.8	3.7	30%	8.4	8.5	(1)%

Operating expenses	2.7	2.9	(7)%	5.7	7.0	(19)%

Income before taxes	2.1	0.8	163%	2.7	1.5	80%
Provision for income taxes	0.7	0.3	133%	0.9	0.6	50%

Net income	$1.4	$0.5	180%	$1.8	$0.9	100%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$332.7	$225.7	47%	$602.1	$481.1	25%

NM – The result of the calculation is not meaningful.
          Our purchase card product continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $100 million in the second quarter as our Jackson Hewitt stored-value program was seasonal and only impacted comparability for the first three months of the year.
          The increase in payment processing revenue in 2006 is directly attributed to growth in our purchase card product. The decrease in other revenue for the six months ended June 30, 2006, is primarily the result of the loss of the Jackson Hewitt stored value program in 2005. For the six months ended June 30, 2005, we recognized $0.2 million of net income related to the Jackson Hewitt stored value program.
          As a member bank of MasterCard, our wholly-owned bank subsidiary received $0.5 million from MasterCard as part of MasterCard’s Initial Public Offering. These proceeds were included in other revenues. We currently own 27,578 Shares of MasterCard Class B Stock.
          Operating expenses decreased by $0.2 million during the second quarter. This decrease was primarily due to the reduction in the credit loss reserve of $0.3 million, as a result of adjusting our loss estimates based on actual charge-off experience. Previously, our loss estimates were based on publicly available loss data for similar credit products.
           The decrease in expense for the six months ended June 30, 2006, versus the same period in 2005 is primarily due to a decrease of $2.7 million in service fees related to the Jackson Hewitt stored value program, offset by fees related to the growth in our purchasing card product.

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at June 30, 2006 compared to December 31, 2005:

	June 30,	December 31,	Change
(in millions)	2006	2005	Amount	Percent

Assets
Cash and cash equivalents	$16.6	$45.0	$(28.4)	(63)%
Accounts receivable, net	890.9	652.1	238.8	37%
Deferred income taxes	506.7	513.0	(6.3)	(1)%
All other assets	194.5	210.3	(15.8)	(8)%

Total assets	$1,608.7	$1,420.4	$188.3	13%

Liabilities and stockholders’ equity
Accounts payable	$396.1	$254.4	$141.7	56%
Deposits and borrowed federal funds	423.7	377.3	46.4	12%
Due to Cendant under tax receivable agreement	414.8	424.3	(9.5)	(2)%
All other liabilities	275.9	289.7	(13.8)	(5)%

Total liabilities	1,510.5	1,345.7	164.8	12%
Stockholders’ equity	98.2	74.7	23.5	31%

Total liabilities and stockholders’ equity	$1,608.7	$1,420.4	$188.3	13%

     Net accounts receivable have increased as a result of our payment processing transaction growth and significantly higher fuel prices that increased our average expenditure per payment processing transaction. As a result of our higher accounts receivable balance, accounts payable, deposits and borrowed federal funds have increased to fund this balance.
     Our operations for the six months ended June 30, 2006, used approximately $28 million of cash. This amount was higher than the decrease of approximately $4 million for the same period a year ago. Cash used by operations increased period over period by approximately $60 million as the accounts receivable balance has increased due to increases in fuel prices and number of fuel transactions. During the six months ended June 30, 2006, we had a $15 million security mature which resulted in cash from investing activities of $8 million compared to cash used for investing activities of approximately $6 million for the same period a year ago. During the six months of 2006 we paid down $21.5 million in principal of our financing debt.
     For the six months ended June 30, 2006, approximately $6 million was used for capital expenditures primarily to enhance our product features and functionality and to acquire information systems and personal computer office equipment. This amount was consistent with capital expenditures during the same period a year ago.
     Management believes that we can adequately fund our cash needs during the next 12 months. We have three main sources of liquidity in addition to cash from operating activities.
     We utilize certificates of deposit to finance the accounts receivable of our bank subsidiary, FSC. FSC issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and three years and with effective annual fixed rates ranging from 4.2% to 5.7%. As of June 30, 2006, we had approximately $410 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
     We also utilize federal funds lines of credit to supplement the financing of the accounts receivable of our bank subsidiary. Our federal funds lines of credit were increased to $130 million in July of 2006.
     In addition, we have a revolving line-of-credit facility agreement (“Revolver”) that provides a total available line-of-credit of $130 million. At June 30, 2006 we had outstanding borrowings on the Revolver of $48 million.
     Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all material covenants and restrictions at June 30, 2006.
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

     The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at June 30, 2006:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported June 30, 2006	$5,188
Increase in loss rate by:
10%	$324
20%	$648
30%	$971

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
Changes in Accounting Policies and Recently Issued Accounting Pronouncements
     During the three months ended June 30, 2006, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
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
Commodity Price Risk
     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30

Effect on:
Revenue	$(5,931.0)	$(3,954.0)	$(1,977.0)	$1,977.0	$3,954.0	$5,931.0
Expenses	(1,008.3)	(672.2)	(336.1)	336.1	672.2	1,008.3

Operating income	$(4,922.7)	$(3,281.8)	$(1,640.9)	$1,640.9	$3,281.8	$4,922.7

     We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel-price risk management program is designed to purchase derivative instruments to manage the Company’s fuel-price-related earnings exposure going forward. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of June 30, 2006:

		Weighted Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period July 1, 2006 through December 31, 2006(c)	90%	$1.88	$1.95
For the period January 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	60%	$2.48	$2.55
For the period April 1, 2008 through June 30, 2008	30%	$2.61	$2.67

(a)	Represents the percentage of the Company’s forecasted revenue subject to fuel price variations to which the Options pertain in 2006 and the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain in 2007 and beyond.

(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.

(c)	Options that expire during 2006 are based only on unleaded gasoline.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer carried out, with the participation of the Company’s management, an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act (the “Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On April 17, 2006, Wright Express implemented a new general ledger system to record and report financial transactions beginning in the second quarter of 2006.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against Wright Express Financial Services Corporation (“FSC”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2.8 million paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $0.5 million by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $0.7 million; (ii) Enron would grant FSC, pursuant to section 502(h) of the United States Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $0.7 million; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement. On May 12, 2006, we paid Enron $0.7 million. We then sold our 502(h) claim on May 15, 2006 in exchange for $0.3 million.
Item 1A. Risk Factors.
     Information regarding our risk factors appears in Item 1A on our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Wright Express Corporation’s Annual Meeting of Stockholders was held May 19, 2006. The following matters were voted on:
(a)	Election of two directors:

Nominees	Votes For	Votes Withheld
Jack VanWoerkom	34,277,849	2,400,122
Regina O. Sommer	32,986,985	3,690,986
          The following directors continued their terms in office:
Shikhar Ghosh
Kirk P. Pond
Michael E. Dubyak
Ronald T. Maheu
Rowland T. Moriarty
(b)	Approval of the Wright Express Corporation 2005 Equity and Incentive Plan:

For:	33,145,927
Against:	1,466,683
Abstain:	2,065,361
Broker non-votes:	0

(c)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2006:

For:	34,661,579
Against:	20,468
Abstain:	1,995,924
Broker non-votes:	0
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

Date: August 2, 2006	By:	/s/ Melissa D. Smith Melissa D. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith