Form 10-K/A
period 2005-12-31
Wright Express CORP
filed 2006-11-20
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

97 Darling Avenue
South Portland, ME 04106

(Address of principal executive office)

(207) 773-8171

(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock	New York Stock Exchange

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

Explanatory Note
          This Amendment No. 1 on Form 10-K/A is filed by Wright Express Corporation (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 originally filed with the Securities and Exchange Commission (“SEC”) on March 15, 2006 (“Original Filing”). The Company has concluded that Cendant Corporation (“Cendant”), the Company’s former corporate parent, incorrectly allocated the purchase price relating to Cendant’s 2001 acquisition of PHH and its subsidiaries (which at the time included Wright Express). Cendant's February 22, 2005 divesture of Wright Express through an initial public offering gave rise to a change in the tax basis of the goodwill of the Company. During the course of the review of the initial goodwill allocation, the Company also reevaluated the accounting that was required at the time of the initial public offering, including the establishment of deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company concluded that such deferred income taxes had been recorded incorrectly and that such balances would be restated. As such, the Company has determined that it should restate (1) its previously issued financial statements for 2005 and prior years to reflect additional goodwill of $138 million (net of 2001 amortization of approximately $3 million); and (2) its previously issued financial statements for 2005 to lower deferred income taxes by approximately $110 million. Correcting these errors results in an increase in both goodwill and stockholders’ or member’s equity and a decrease in deferred income taxes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that the restated goodwill was not impaired and there was no impact to earnings for 2002 through 2005. For the period prior to the Company’s adoption of SFAS No. 142, approximately $3 million of additional goodwill amortization was charged to the Company’s 2001 earnings. The adjustment to deferred income taxes had no impact to earnings. The Company will also be filing amended quarterly reports on Form 10-Q/A for its quarterly periods ended March 31, 2006 and June 30, 2006, which include 2005 comparative financial information, to correct its previously reported balance sheets as of those dates for the same errors.
          This Amendment No. 1 on Form 10-K/A amends the following Items for the change in goodwill, stockholders’ or member’s equity, deferred income taxes and related earnings impacts:
•	Item 6 (Selected Financial Data) to reflect changes to 2001 total operating expenses, 2001 net income, 2001 basic earnings per share, as well as, total assets (all years presented), total stockholders’ or member’s equity (all years presented), and total liabilities and stockholders’ or member’s equity (all years presented).

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect changes to Liquidity, Capital Resources and Cash Flows.

•	Item 8 (Financial Statements and Supplementary Data) to reflect changes to the Company’s financial statements and notes thereto, including changes to the Consolidated Balance Sheets, Consolidated Statement of Changes in Stockholders’ or Member’s Equity, the addition of Note 1 to the Consolidated Financial Statements, “Restatement” as well as other Notes which present restated financial information, and the revised report of the Company’s independent registered public accounting firm.

•	Item 9A (Controls and Procedures) to reflect management’s updated evaluation of disclosure controls and procedures and internal control over financial reporting.
          No other significant changes have been made to the Original Filing except:
•	the items previously listed;

•	the updating throughout this report of internal references to this report from references to Form 10-K to references to Form 10-K/A;

•	the re-numbering throughout this report of references to the Notes to the Consolidated Financial Statements to reflect the addition of a new Note 1; and

•	the renumbering of certain pages of this report.
          This amendment is not intended to update other information presented in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A. Included in this Form 10-K/A is quarterly information within Note 1 to the Consolidated Financial Statements which amends the quarterly reports on Form 10-Q, previously filed by the Company with respect to the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Previously issued financial statements should no longer be relied upon. The Company does not intend to amend these previously filed quarterly reports.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “Looking Forward” section of this Annual Report in “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” among other sections, contains forward-looking statements. In addition, when used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by such forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; the uncertainties of litigation, as well as other risks and uncertainties as identified in “ITEM 1A — RISK FACTORS.” Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition.
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
          Our operations are organized into the following operating segments, which are discussed in greater detail in Note 21, “Segment Information,” in the accompanying consolidated financial statements:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
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
Restrictions on ownership of Wright Express common stock
          FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 5% or more of Wright Express common stock. These requirements are discussed in detail in ITEM 1A — RISK FACTORS under the heading “If any entity controls 5% or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring such common stock, we will have the power to restrict such entity’s ability to vote such shares.”
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
          The Company’s Internet site and the information contained therein are not incorporated by reference into this Form 10-K/A.
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
          We have implemented a derivative program to normalize our cash flows related to fuel price volatility. This program is designed to reduce volatility in cash flows but may increase the volatility of our operating results. See an explanation of our program in our “Fuel Price Derivatives” discussion in ITEM 1 — BUSINESS.
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
          Because the majority of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in ITEM 1 — BUSINESS. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a sudden material change in fuel prices. The success of our fuel price derivatives strategy depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts will be recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
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
          The Company has certain restrictions on the dividends it may pay. These restrictions have been discussed in Note 11, “Financing Debt” in the accompanying consolidated financial statements. In addition, the Company’s wholly-owned industrial bank subsidiary has certain restrictions with regard to the dividends it may pay to the Company. These restrictions have been discussed in this Form 10-K/A in ITEM 1 — BUSINESS under the caption, “Restrictions on dividends.”
          The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future.
          The information related to equity compensation plans required by Regulation S-K Item 201(d) will be included in the Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.
          The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in this Form 10-K/A and the Consolidated Financial Statements and related notes thereto. The 2003 through 2005 fiscal year financial information included in the table below is derived from audited financial statements:

	Restated(a)
	Years ended December 31,
(in thousands)	2005(b)	2004	2003	2002	2001

Income statement information
Total revenues	$241,333	$189,100	$156,939	$126,601	$122,162
Total operating expenses	$134,716	$104,940	$100,005	$86,478	$91,660
Financing interest expense	$12,966	$—	$—	$—	$—
Net realized and unrealized loss on derivative instruments	$65,778	$—	$—	$—	$—
Net income	$18,653	$51,219	$34,640	$24,421	$15,799
Basic earnings per share(c)	$0.46	$1.27	$0.86	$0.61	$0.39
Weighted average basic shares of common stock outstanding(c)	40,194	40,185	40,185	40,185	40,185

Balance sheet information, at end of period
Total assets	$1,448,295	$950,503	$721,424	$616,429	$552,793
Liabilities and stockholders’ or member’s equity:
All liabilities except preferred stock	$1,335,682	$528,439	$325,278	$254,975	$215,732
Preferred stock	10,000	—	—	—	—
Total stockholders’ or member’s equity	102,613	422,064	396,146	361,454	337,061

Total liabilities and stockholders’ or member’s equity	$1,448,295	$950,503	$721,424	$616,429	$552,793

(a)	Amounts in the table have been restated to reflect the corrected purchase price allocation from the 2001 acquisition of PHH and its subsidiaries (which at the time included the Company) and the corrected deferred income taxes, as discussed in Note 1 to the Consolidated Financial Statements. This restatement increases previously reported total operating expenses and decreases previously reported net income by $2,932 in 2001. In addition, the restatement adjusts total assets, total stockholders’ or member’s equity, and total liabilities and stockholders’ or member’s equity for all years presented.

(b)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to prior years’ results.

(c)	Earnings per share and weighted average basic shares of common stock outstanding are determined on a pro-forma basis for the years ended December 31, 2004, 2003, 2002 and 2001 as the Company was not a publicly-traded, stand-alone entity. See Note 2, “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          The Company has restated its previously issued Consolidated Balance Sheets as of December 31, 2005 and 2004 as detailed in Note 1 to the accompanying Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
          This discussion should be read in conjunction with our audited financial statements as of December 31, 2005, and for the two years then ended and the notes accompanying those financial statements. In addition, this discussion contains forward-looking statements which are covered by the Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 as discussed on page 5 of this Annual Report on Form 10-K/A.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. The Company utilizes its wholly-owned bank subsidiary, Wright Express Financial Services Corporation, a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation, to facilitate and manage transactions for vehicle fleets through its proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. Wright Express provides fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
Highlights for 2005
•	On February 22, 2005, Cendant Corporation (“Cendant”) divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). We did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40 million shares of common stock with a $0.01 par value per share, and 100 shares of Series A non-voting convertible, redeemable preferred stock in connection with the IPO.

•	Credit losses in the fleet operating segment were $8.3 million for the year ended December 31, 2005 and $7.8 million a year ago. We measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric improved in 2005, as losses were 11 basis points of Fuel Expenditures for the year ended December 31, 2005 compared to 15 basis points for 2004. This year was an historic low for the company. Management collection practices coupled with favorable economic conditions were key drivers behind these results.

•	Total payment processing fuel transactions during the year ended December 31, 2005 increased 14% from the same period last year to 165.9 million. The increase was driven by the growth in vehicles serviced and increased usage by vehicles serviced already under management.

•	Gallons per payment processing transaction increased 1.5% for the year ended December 31, 2005 compared to a year ago. This increase was driven by our initiatives to develop additional product offerings that attract vehicles with larger fuel tanks.

•	Average number of vehicles serviced increased 9% for the year ended December 31, 2005 over the same period a year ago to 4.1 million. New customers in 2005 drove nearly all of the growth.

•	Total MasterCard purchase volume grew to $962.3 million for the year ended December 31, 2005, an increase of 34% over last year. Growth was primarily driven by spend on the corporate charge card product which helps companies manage operational spending.
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

NM — The result of the calculation is not meaningful.
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
          Finance interest expense is related to the new corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. The details of these new obligations are discussed in Note 11, “Financing Debt” and Note 14, “Preferred Stock” in the accompanying consolidated financial statements. Finance interest expense also includes the gain or loss we incur related to our interest rate swap agreements discussed in Note 10, “Derivative Instruments” in the accompanying consolidated financial statements.
          Also discussed in detail in Note 10 are our fuel price sensitive derivative instruments. These instruments generated the realized and unrealized losses on derivatives in the table above. Of the total losses, approximately $29.1 million were net realized losses (of which $8.5 million have been excluded in calculating adjusted net income) and approximately $36.7 million represent the unrealized loss (all of which has been excluded in calculating adjusted net income) at December 31, 2005.
          The Company’s effective income tax rate for 2005 was 33.1%. See Note 15, “Income Taxes” in the accompanying consolidated financial statements for a more detailed discussion of the Company’s income taxes.

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

NM — The result of the calculation is not meaningful.
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

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at December 31, 2005 compared to December 31, 2004:

		Increase
(in thousands)	2005	(decrease)	2004

Assets
Cash and cash equivalents	$44,994	41%	$31,806
Accounts receivable, net	652,132	46%	447,169
Deferred income taxes	403,078	NM	502
All other assets	348,091	(26)%	471,026

Total assets	$1,448,295	52%	$950,503

Liabilities and Stockholders’ or Member’s Equity
Accounts payable, deposits and borrowed federal funds	$631,659	51%	$419,104
Borrowings under credit agreement, net	220,508	NM	—
Amounts due to Cendant under tax receivable agreement	424,277	NM	—
All other liabilities	69,238	(37)%	109,335

Total liabilities	1,345,682	155%	528,439
Stockholders’ or member’s equity	102,613	(76)%	422,064

Total liabilities and stockholders’ or member’s equity	$1,448,295	52%	$950,503

NM — The result of the calculation is not meaningful.

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
          Long-term liquidity. Our long-term cash requirements consist primarily of principal and interest payments on our credit facility, which expires in 2010, and the amounts due to Cendant as part of our tax receivable agreement. As a consequence of our separation of Cendant, we increased our tax basis of intangible assets. This increase in tax basis allows us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we save for each tax period as a result of these increased tax benefits. We expect to fund these long-term requirements with cash generated from our operating activities. We plan to assess our financing alternatives periodically and may access the capital markets. If our future resources are insufficient to satisfy our long-term liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. There can be no assurances that the Company will be able to obtain financing from external sources on favorable terms.

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

Valuation Allowances for Deferred Income Taxes
          Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires management to exercise judgment about its future results in assessing the realizability of its deferred tax assets. At December 31, 2005, Wright Express had gross deferred tax assets of approximately $406 million. Management determined that the likelihood of realization of certain deferred tax assets related to goodwill deductible for income taxes purposes and unrealized losses on fuel price sensitive derivatives is more than 50% and no valuation allowance was recorded. Management also determined that the realization of a deferred tax asset related to losses in tax jurisdictions which require non-consolidated tax returns is more than 50% and no valuation allowance was recorded. In determining that a reserve was not necessary, management considered earnings forecasts, expected fuel price volatility and potential tax planning opportunities. If future taxable income differs from management’s estimate, allowances may be required and may impact future net income.
Changes to Accounting Policies
          On July 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, and chose to transition using the modified prospective transition method. The Company did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption. Prior to July 1, 2005, the Company had accounted for stock-based compensation using the fair value method under provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As discussed in Note 2, “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements, in connection with the IPO, the Company converted Cendant stock options to Wright Express stock options prior to its adoption of SFAS No. 123(R) and recorded a one-time charge of approximately $1.5 million for the year ended December 31, 2005. No options were issued subsequent to this conversion that would have required valuation under SFAS 123(R). Instead, the Company has used restricted stock units in its share-based payment programs. The restricted stock units issued by the Company during the year ended December 31, 2005 have no performance conditions and vest over a four-year period. At December 31, 2005 total compensation cost related to nonvested awards not yet recognized is expected to be approximately $8.9 million. The weighted average period over which this cost is expected to be recognized is approximately 3.5 years.
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
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2006 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the “Liquidity, Capital Resources and Cash Flows” section):

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

          As discussed in “Fuel Price Derivatives” section of ITEM 1 — BUSINESS, we use derivative instruments to manage the impact of volatility in fuel prices to our cash flows. The table above does not reflect the impact of these derivatives on our pre-tax income, as management cannot predict the changes in market value of these instruments. These market value changes are unrealized and have no cash impact but must be reported as unrealized gains and losses in our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
WRIGHT EXPRESS CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page
Number

Wright Express Corporation and Subsidiaries:
Consolidated Financial Statements:
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets at December 31, 2005 (restated) and 2004 (restated)	38
Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	39
Consolidated Statements of Changes in Stockholders’ or Member’s Equity for the Years Ended December 31, 2005 (restated), 2004 (restated) and 2003 (restated)	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	41
Notes to Consolidated Financial Statements	42

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
As discussed in Note 1 to the consolidated financial statements, the Company has restated, to correct for certain errors related to goodwill and deferred income taxes.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2003, the Company prospectively adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation.” Also, as discussed in Note 2, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on July 1, 2005 and chose to transition using the “modified prospective” method.
As discussed in Note 2 to the consolidated financial statements, the Company was an indirect wholly owned subsidiary of Cendant. Cendant divested 100% of its ownership interest in the Company through an Initial Public Offering on February 22, 2005. Included in Note 12 to the Consolidated Financial Statements are transactions with related parties of the Company.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 2, 2006, except for Note 1,
as to which the date is November 20, 2006

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
	Restated	Restated

Assets
Cash and cash equivalents	$44,994	$31,806
Accounts receivable (less reserve for credit losses of $4,627 in 2005 and $4,212 in 2004)	652,132	447,169
Income tax refunds receivable, net	3,300	—
Due from related parties	—	134,182
Available-for-sale securities	20,878	17,792
Property, equipment and capitalized software, net	38,543	37,474
Deferred income taxes, net	403,078	502
Intangible assets, net	2,421	2,421
Goodwill	272,861	272,861
Other assets	10,088	6,296

Total assets	$1,448,295	$950,503

Liabilities and Stockholders’ or Member’s Equity
Accounts payable	$254,381	$197,647
Accrued expenses	22,197	17,410
Deposits	338,251	194,360
Borrowed federal funds	39,027	27,097
Revolving line-of-credit facility	53,000	—
Term loan, net	167,508	—
Derivative instruments, at fair value	36,710	—
Other liabilities	331	459
Due to related parties	—	91,466
Amounts due to Cendant under tax receivable agreement	424,277	—
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares authorized, issued and outstanding	10,000	—

Total liabilities	1,345,682	528,439

Commitments and contingencies (Note 17)

Stockholders’ or Member’s Equity
Member’s contribution	—	323,125
Common stock $0.01 par value; 175,000 shares authorized 40,210 shares issued and outstanding	402	—
Additional paid-in capital	82,894	—
Retained earnings	18,653	98,937
Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps	748	—
Net unrealized gain (loss) on available-for-sale securities	(84)	2

Accumulated other comprehensive income	664	2

Total stockholders’ or member’s equity	102,613	422,064

Total liabilities and stockholders’ or member’s equity	$1,448,295	$950,503

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

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
OR MEMBER’S EQUITY
(in thousands)

						Accumulated
			Additional			other
	Common stock		paid-in	Member’s	Retained	comprehensive
	Shares	Amount	capital	contribution	earnings	income (loss)	Total

Balance, January 1, 2003, as previously reported	—	$—	$—	$182,379	$41,289	$(28)	$223,640
Adjustment (see Note 1)	—	—	—	140,746	(2,932)	—	137,814

Balance, January 1, 2003, as restated	—	—	—	323,125	38,357	(28)	361,454

Comprehensive income:
Net income	—	—	—	—	34,640	—	34,640
Derivatives losses reclassified to earnings, net of tax of $17	—	—	—	—	—	28	28
Change in net unrealized gain on available-for-sale securities, net of tax of $15	—	—	—	—	—	24	24

Total comprehensive income	—	—	—	—	34,460	52	34,692

Balance, December 31, 2003, as restated	—	—	—	323,125	72,997	24	396,146

Dividends paid	—	—	—	—	(25,279)	—	(25,279)
Comprehensive income (loss):
Net income	—	—	—	—	51,219	—	51,219
Change in net unrealized loss on available-for-sale securities, net of tax of $(14)	—	—	—	—	—	(22)	(22)

Total comprehensive income (loss)	—	—	—	—	51,219	(22)	51,197

Balance, December 31, 2004, as restated	—	—	—	323,125	98,937	2	422,064

Conversion of Wright Express LLC to a Delaware corporation, including issuance of common Shares, as restated	40,000	400	322,725	(323,125)	—	—	—
Issuance of preferred shares	—	—	(10,000)	—	—	—	(10,000)
Dividends paid, as restated	—	—	(206,950)	—	(98,937)	—	(305,887)
Stock-based compensation	210	2	6,499	—	—	—	6,501
Net adjustment resulting from tax impact of the IPO, as restated	—	—	(32,338)	—	—	—	(32,338)
Deferred tax impact of transaction with shareholder	—	—	(258)	—	—	—	(258)
Capital contribution resulting from forgiveness of net amounts due to related party	—	—	3,216	—	—	—	3,216
Comprehensive income (loss):
Net income	—	—	—	—	18,653	—	18,653
Change in net unrealized loss on available-for-sale securities, net of tax of $(42)	—	—	—	—	—	(86)	(86)
Unrealized gain on interest rate swaps, net of tax of $370	—	—	—	—	—	748	748

Total comprehensive income	—	—	—	—	18,653	662	19,315

Balance, December 31, 2005, as restated	40,210	$402	$82,894	$—	$18,653	$664	$102,613

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share and per gallon data)
1.  Restatement
          The Company has restated its financial statements to include an additional $137,814 of goodwill (net of 2001 amortization of approximately $2,932) which should have been allocated to the Company when it was acquired by Cendant Corporation (“Cendant”) in 2001. The total goodwill, as adjusted, has been assessed for impairment and the Company has determined that there has been no impairment since the 2001 acquisition.
          Cendant’s February 22, 2005 divesture of Wright Express through an initial public offering gave rise to a change in the tax basis of the goodwill of the Company. During the course of the review of the initial goodwill allocation, the Company also reevaluated the accounting that was required at the time of the initial public offering, including the establishment of the deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company concluded that such deferred income taxes had been recorded incorrectly and that such balances should be restated. Accordingly, the Company has restated its financial statements to decrease deferred income taxes by $109,940 ($54,413 for the original goodwill that was recorded and $55,527 for the additional restated goodwill noted above).
          The restatement impacts deferred income taxes, goodwill, additional paid in capital or member’s contributions, and retained earnings in the balance sheets. The corrected goodwill would have been amortized from the date of acquisition until the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The correction does not have any impact on the Company's reported earnings or cash flows for any of the fiscal years in the three year period ended December 31, 2005. The following tables present previously reported and restated amounts by financial statement line item for the Consolidated Balance Sheets as of December 31, 2005 and 2004 and related quarter-end periods:
Impact on Consolidated Balance Sheets as December 31, 2005 and 2004

	December 31,
	2005			2004
	As			As
	Originally		As	Originally		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Deferred income taxes, net	$513,018	$(109,940)	$403,078	$502	$—	$502
Goodwill	$135,047	$137,814	$272,861	$135,047	$137,814	$272,861
Total assets	$1,420,421	$27,874	$1,448,295	$812,689	$137,814	$950,503

Member’s contribution	$—	$—	$—	$182,379	$140,746	$323,125
Additional paid-in capital	$55,020	$27,874	$82,894	$—	$—	$—
Retained earnings	$18,653	$—	$18,653	$101,869	$(2,932)	$98,937
Total stockholders’ or member’s equity	$74,739	$27,874	$102,613	$284,250	$137,814	$422,064
Total liabilities and stockholders’ or member’s equity	$1,420,421	$27,874	$1,448,295	$812,689	$137,814	$950,503

Impact on unaudited quarter end Consolidated Balance Sheets

	Reported		Restated
	2005	Adjustment	2005

Deferred income taxes, net
March 31	$495,111	$(109,940)	$385,171
June 30	$489,377	$(109,940)	$379,437
September 30	$495,497	$(109,940)	$385,557

Goodwill
March 31	$135,047	$137,814	$272,861
June 30	$135,047	$137,814	$272,861
September 30	$135,047	$137,814	$272,861

Additional paid-in capital
March 31	$49,279	$27,874	$77,153
June 30	$49,666	$27,874	$77,540
September 30	$50,204	$27,874	$78,078

Retained earnings (accumulated deficit)
March 31	$(18,473)	$(2,932)	$(21,405)
June 30	$(3,489)	$(2,932)	$(6,421)
September 30	$(9,674)	$(2,932)	$(12,606)

          In addition, the Company’s Consolidated Statement of Changes in Stockholders’ or Member’s Equity has been restated to reflect the additional goodwill and related 2001 amortization. Restated member’s contribution as of January 1, 2003 is $323,125, and restated retained earnings as of January 1, 2003, is $38,357.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
2.  Summary of Significant Accounting Policies
Consolidation
          The accompanying consolidated financial statements of Wright Express Corporation (“Wright Express” or “the Company”) for the year ended December 31, 2005 include the accounts of Wright Express and its majority-owned subsidiaries. The accompanying financial statements of Wright Express for the years ended December 31, 2004 and 2003 present the combined results of Wright Express LLC and Wright Express Solutions and Technologies, LLC. Wright Express LLC and Wright Express Solutions and Technologies, LLC were indirect, wholly owned subsidiaries of Cendant. On January 19, 2005, the assets of Wright Express Solutions and Technologies, LLC were transferred to Wright Express LLC. All significant intercompany accounts and transactions have been eliminated.
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
Presentation
          The Company’s Consolidated Balance Sheet presentation is unclassified due to the predominantly short—term nature of its assets and liabilities.
          At December 31, 2004, the Company was a wholly owned subsidiary of PHH Corporation, which was a wholly owned subsidiary of Cendant. On February 22, 2005, Cendant divested 100% of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000 shares of common stock with a $0.01 par value per share, and 0.1 shares of Series A non-voting convertible, redeemable preferred stock in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO. In conjuction with this conversion, the balance of member’s contribution was allocated to additional paid-in capital and par value of common stock.
          The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the Consolidated Statement of Income and Consolidated Statement of Cash Flows as the results for the year ended December 31, 2005 and the Consolidated Statements of Income and Consolidated Statements of Cash Flows as the results for the years ended December 31, 2004 and 2003 reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 12, “Related Parties,” for a more detailed description of transactions with Cendant.
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
3.  Supplemental Cash Flow Information

	Year ended December 31,
	2005	2004	2003

Interest paid	$21,129	$5,556	$4,289
Income taxes paid	$13,504	$—	$—

          The following non-cash transactions occurred during the year ended December 31, 2005: (i) The Company’s tax basis of its assets increased creating a deferred tax asset of $407,407. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 20, “Tax Receivable Agreement”), which provides that the Company will make future payments estimated at $439,745. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as a $32,338 charge to additional paid-in-capital. (ii) The Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100% of their interest in the Company. (iii) The Company issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion (see Note 14, “Preferred Stock”).
4.  Reserves for Credit Losses
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
6.  Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net, consists of:

	December 31,
	2005	2004

Furniture, fixtures and equipment	$15,087	$16,292
Computer software	41,992	19,101
Software under development	5,356	20,664
Leasehold improvements	2,744	2,591

Total	65,179	58,648
Less accumulated depreciation and amortization	(26,636)	(21,174)

Total property, equipment and capitalized software, net	$38,543	$37,474

7.  Goodwill and Other Intangibles
          Intangible assets consist of:

	December 31,
	2005			2004
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—

Unamortized intangible assets
Trademark(a)			2,421			2,421

Total			$2,421			$2,421

Goodwill			$272,861			$272,861

(a)	Comprised of the Company’s trade name, which is expected to generate future cash flows for an indefinite period of time.
          No amortization expense was recorded for the years ended December 31, 2005, 2004 and 2003.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
8.  Accounts Payable
          Accounts payable consists of:

	December 31,
	2005	2004

Merchants payable	$248,862	$190,470
Other payables	5,519	7,177

Total accounts payable	$254,381	$197,647

9.  Deposits and Borrowed Federal Funds
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
Interest Rate Swaps
          In April 2005, the Company entered into two interest rate swaps (the “Swaps”) for the purpose of hedging the variability in a portion of the future interest payments on the Company’s variable rate debt instruments discussed in Note 11, “Financing Debt.” The following table presents information about the Swaps:

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
11.  Financing Debt
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
12. Related Parties
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
          During 2005, the Company issued dividends to PHH Corporation and Cendant of $25,090 and $280,797, respectively. During 2004, the Company issued dividends to PHH Corporation of $25,279. These dividends are also discussed in Note 13, “Dividends.”
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
          As a result of the IPO, the tax basis of the Company’s tangible and intangible assets increased to their fair market value. This increase in tax basis reduced the amount of United States federal income tax that the Company might otherwise be required to pay in the future. In this regard, the Company entered into a tax receivable agreement with Cendant that requires the Company to pay Cendant 85% of any tax savings that it realizes, subject to Cendant repaying the Company if it is determined that the Company was not entitled to these savings. Under the tax receivable agreement, tax savings that the Company realizes will equal the difference between (i) the income taxes that the Company would pay if the tax basis of its assets was as currently shown on its books and (ii) the income taxes that the Company actually pays taking into account depreciation and amortization deductions attributable to the basis increase in its assets. See Note 20, “Tax Receivable Agreement” for the amounts recorded in relation to this agreement.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
13.  Dividends
          On January 25, 2005 the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Cendant and the Company’s parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Cendant and the Company’s new corporate parent as of February 1, 2005. Both of these dividends were declared prior to Wright Express becoming a publicly traded company. During 2004, the Company paid dividends of $25,279 to PHH Corporation.
14.  Preferred Stock
          (shares are presented here in ’000s, hence 100 shares)
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2005 with a par value of $0.01 per share and a purchase price per share and liquidation value, per share of $100,000. The discussion below highlights the features of the preferred stock, given these features, the Company has treated the preferred stock as a liability under SFAS No. 150.
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
          Dividends.    The holder of each share of Series A non-voting convertible preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by $100,000 per share of the Series A non-voting convertible preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will be increased by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30%. At December 31, 2005 this rate was 6.00%. The Company recorded interest expense of $431 related to these dividends for the year ended December 31, 2005. These dividends have been recorded as financing interest expense on the Consolidated Statements of Income.
          Liquidation preference.    In the event of the Company’s liquidation, dissolution or winding up, the holders of the Series A non-voting convertible preferred stock are entitled to receive a liquidation preference of an amount per share of Series A non-voting convertible preferred stock equal to the sum of (i) $100,000 per share of the Company’s Series A non-voting convertible preferred stock, plus (ii) accrued but unpaid dividends. The liquidation preference will be adjusted for combinations, consolidations, subdivisions or splits of our Series A non-voting convertible preferred stock. A merger, acquisition or sale of all or substantially all of the Company’s and its subsidiaries’ assets, in each case, in which the holders of the Company’s common stock immediately prior to such transaction hold less than 50% of the voting power of the surviving or purchasing entity is treated as a liquidation of the Company for these purposes. After payment in full to creditors, if the Company’s assets are insufficient to pay the liquidation preference to the holders of the Series A non-voting convertible preferred stock, all of the Company’s assets will be distributed ratably among the holders of Series A non-voting convertible preferred stock, based upon the total liquidation preference due each holder. After payment of the liquidation preference to the holders of the Series A non-voting convertible preferred stock, the Company’s remaining assets will be distributed to the holders of our common stock.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
          Conversion.    Each share of Series A non-voting convertible preferred stock may, in certain limited circumstances, at the option of the holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. In addition, in the event of certain mergers, acquisitions or sales of assets, each holder will have the right to receive a make-whole premium. The initial per share conversion price is $22.50 per share and will be subject to anti-dilution adjustments. Conversion rights may only be exercised (i) after five years from the date of issuance of the Series A non-voting convertible preferred stock and only if the Company indicates its intention to redeem or (ii) immediately prior to a merger, acquisition or sale of all or substantially all of the Company and its subsidiaries’ assets.
          Redemption rights.    At any time after five years from the date of issuance of the Series A non-voting convertible preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible preferred stock for $100,000 per share in cash or shares of common stock equal to 101% of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible preferred stock for $100,000 per share in cash equal to the liquidation preference on the redemption date or, at our option, shares of the Company’s common stock having the fair market value of the redemption price — see “Liquidation preference” above. After 10 years from the date of issuance of the Series A non-voting convertible preferred stock, all of the outstanding shares of Series A non-voting convertible preferred stock shall be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.
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

          Income tax payments of $13.5 million in 2005 exceed the current expense primarily due to the tax benefit that the Company realized while still a subsidiary of Cendant. This benefit totaled $5.7 million and was as part of the related party activity that the Company settled. Prior to 2005, all income tax payments were part of transactions with Cendant; see Note 12, “Related Parties.” The Company is entitled to an income tax refund in certain tax jurisdictions where estimated tax payments during the year exceeded the Company’s tax liability in those jurisdictions. The net refunds receivable total approximately $3.3 million and are included in income tax refunds receivable, net on the Consolidated Balance Sheets.
          Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. Net deferred tax assets are included in deferred income taxes, net on the Consolidated Balance Sheets. The following table outlines the principal components of deferred tax items:

	December 31,
	2005	2004

Deferred assets related to:
Reserve for credit losses	$1,846	$1,738
Stock-based compensation, net	553	—
Accrued expenses	256	720
State net operating loss carry forwards	5,042	—
Derivatives	10,621	—
Tax deductible goodwill, net	387,904	—

	406,222	2,458
Deferred tax liabilities related to:
Other assets	2,139	1,215
Property, equipment and capitalized software	694	741
Unrealized hedging and investments, net	311	—

	3,144	1,956

Deferred income taxes, net	$403,078	$502

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
16.  Employee Benefit Plans
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
17.  Commitments and Contingencies
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
18.  Cash and Dividend Restrictions
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
19.  Stock-Based Compensation
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share and per gallon data)
20.  Tax Receivable Agreement
          As a consequence of the Company’s separation from Cendant, the Company increased the tax basis of its tangible and intangible assets to their fair market value. This increase in tax basis allows the Company the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $517,347. The Company is obligated, however, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded $424,277 for this obligation to Cendant as a liability on the consolidated balance sheets.
21.  Segment Information
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
          The Company’s chief decision maker evaluates the operating results of its reportable segments based upon revenues and “adjusted net income,” which is defined as net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 10, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO (as discussed in Note 2, “Summary of Significant Accounting Policies”). The Company’s presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies.
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
Realignment of Historical Operations
          In the first quarter of 2005, the Company realigned its operations to consolidate four operating segments into the fleet card segment. Prior to 2005, the chief operating decision maker had looked at the fleet segment as four lines of business — direct, co-branded, private label and Roadsmith. Subsequent to February 22, 2005 new reporting was developed. This new reporting provided better information for making operating decisions based upon management’s strategic vision.
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

22.  Subsequent Event
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share and per gallon data)
23.  Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2005 and 2004, respectively, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2005
Total revenues	$52,202	$57,311	$67,395	$64,425
Operating income	$15,335	$26,027	$34,070	$31,185
Net income (loss)	$(18,473)	$14,984	$(6,185)	$28,327
Earnings per share:
Basic	$(0.46)	$0.37	$(0.15)	$0.70
Diluted	$(0.46)	$0.37	$(0.15)	$0.69

2004
Total revenues	$43,598	$47,239	$47,887	$50,376
Operating income	$17,066	$22,304	$21,115	$23,675
Net income	$10,427	$13,628	$12,902	$14,262
Earnings per share (on a pro-forma basis):
Basic	$0.26	$0.34	$0.32	$0.35
Diluted	$0.25	$0.34	$0.31	$0.35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 9A. CONTROLS AND PROCEDURES.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
          In connection with the original filing of our 2005 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer, with participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
          As a result of the errors and the related restatement discussed in Note 1 to the consolidated financial statements our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures in connection with filing this amended 2005 Annual Report on Form 10-K/A. As a result of the material weakness discussed below, our management has concluded, based on their reevaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
          Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of December 31, 2005 the Company has a material weakness relating to the controls over accounting for goodwill and related deferred income taxes. Specifically, the Company’s procedures did not operate effectively to detect certain errors in the computation of goodwill in 2001 and the related effects that the initial public offering in 2005 had on the tax treatment of such goodwill. As discussed in Note 1 to the consolidated financial statements, the Company is restating for these errors.
Remediation Status
          To remedy this material weakness, the Company has engaged additional resources to add an additional layer to the preparation and review of any similar transactions and strengthened internal resources with subject matter expertise. These changes either have been, or are in the process of being, implemented.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Subsequent to the initial issuance of our consolidated financial statements for the year ended December 31, 2005, the Company determined that it was necessary to restate these financial statements due to the goodwill and deferred income tax errors described above. As of this date of this filing, the Company has, or is in the process of implementing changes to its internal control over the accounting for goodwill and the associated deferred income taxes subsequent to the period covered by this report. The Company will continue to assess these changes and will supplement them as necessary.
ITEM 9B. OTHER INFORMATION.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
          The following documents are filed as part of this report:
                    1. Financial Statements (see Index to Financial Statements on page 37).

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	By-Laws (incorporated by reference to Exhibit No. 3.21 to our Current Report on Form 8-K filed with the SEC on March 110, 20065, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.1	Employment Agreement, dated as of February 1, 2005October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.2	Employment Agreement, dated as of February 22, 2005October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.4	Transition Services Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†	10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.11	Wright Express Corporation Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).**

	10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

†	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).

	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).Company.

†*	10.20	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic.

†*	10.21	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter.

†*	10.22	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm — Deloitte & Touche LLP.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*		Filed herewith

**		Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

†		Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

November 20, 2006	By:	/s/ Melissa D. Smith

Melissa D. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	By-Laws (incorporated by reference to Exhibit No. 3.21 to our Current Report on Form 8-K filed with the SEC on March 110, 20065, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.1	Employment Agreement, dated as of February 1, 2005October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†*	10.2	Employment Agreement, dated as of February 22, 2005October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.3	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.4	Transition Services Agreement, dated as of February 22, 2005, by and among Cendant Corporation, Cendant Operations, Inc. and Wright Express Corporation (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	10.5	Credit Agreement, dated as of February 22, 2005, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†	10.6	Wright Express 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.7	Wright Express Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.8	Wright Express Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9	Wright Express Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

	10.10	Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.11	Wright Express Corporation Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).**

	10.12	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.13	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.14	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.15	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.16	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

†	10.17	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-324426).

	10.18	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

	10.19	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-324426).

†*	10.20	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic.

†*	10.21	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter.

†*	10.22	Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm — Deloitte & Touche LLP

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*		Filed herewith

**		Portions of Exhibits 10.10 and 10.11 have been omitted pursuant to a request for confidential treatment

†		Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.