Form 10-Q/A
period 2006-03-31
Wright Express CORP
filed 2006-11-20
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
          This Amendment No. 1 on Form 10-Q/A is filed by Wright Express Corporation (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 originally filed with the Securities and Exchange Commission (“SEC”) on May 3, 2006 (“Original Filing”). The Company has concluded that Cendant Corporation (“Cendant”), the Company’s former corporate parent, incorrectly allocated the purchase price relating to Cendant’s 2001 acquisition of PHH and its subsidiaries (which at the time included Wright Express). Cendant’s February 22, 2005 divesture of Wright Express through an initial public offering gave rise to a change in the tax basis of the goodwill of the Company. During the course of the review of the initial goodwill allocation, the Company also reevaluated the accounting that was required at the time of the initial public offering, including the establishment of deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company concluded that such deferred income taxes had been recorded incorrectly and that such balances should be restated. As such, the Company has determined that it should restate (1) its previously issued financial statements for the quarter ended March 31, 2006 and fiscal year 2005 and prior years to reflect additional goodwill of $138 million (net of 2001 amortization of approximately $3 million); and (2) its previously issued financial statements for the quarter ended March 31, 2006 and fiscal year 2005 to lower deferred income taxes by approximately $110 million. Correcting these errors results in an increase in both goodwill and stockholders’ equity and a decrease in deferred income taxes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that the restated goodwill was not impaired and there was no impact to earnings for 2002 through the quarter ended March 31, 2006. For the period prior to the Company’s adoption of SFAS No. 142, approximately $3 million of additional goodwill amortization was charged to the Company’s 2001 earnings. The adjustment to deferred income taxes had no impact to earnings.
          This Amendment No. 1 on Form 10-Q/A amends the following Items for the change in goodwill, stockholders’ equity and deferred income taxes:
•	Item 1 (Financial Statements) to reflect changes to the Company’s Condensed Consolidated Balance Sheets; to Note 1 to the Condensed Consolidated Financial Statements, “Nature of Business and Basis of Presentation;” Note 4 to the Condensed Consolidated Financial Statements, “Goodwill and Intangible Assets,” and Note 9 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies.”

•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect changes to Liquidity, Capital Resources and Cash Flows.

•	Item 4 (Controls and Procedures) to reflect management’s updated evaluation of disclosure controls and procedures and internal control over financial reporting.
          No other significant changes have been made to the Original Filing except:
•	the items previously listed;

•	the updating throughout this report of internal references to this report from references to Form 10-K to references to Form 10-K/A and Form 10-Q to Form 10-Q/A; and

•	the renumbering of certain pages of this report.
          This amendment is not intended to update other information presented in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

WRIGHT EXPRESS CORPORATION
FORM 10-Q/A

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Restated)	(Restated)
	March 31, 2006	December 31,
	(unaudited)	2005

Assets
Cash and cash equivalents	$19,109	$44,994
Accounts receivable (less reserve for credit losses of $5,380 in 2006 and $4,627 in 2005)	726,826	652,132
Available-for-sale securities	6,184	20,878
Property, equipment and capitalized software, net	38,679	38,543
Deferred income taxes, net	397,477	403,078
Intangible assets, net	2,421	2,421
Goodwill	272,861	272,861
Other assets	13,106	13,388

Total assets	$1,476,663	$1,448,295

Liabilities and Stockholders’ Equity
Accounts payable	$323,698	$254,381
Accrued expenses	17,438	22,197
Deposits	284,355	338,251
Borrowed federal funds	48,704	39,027
Revolving line-of-credit facility	52,000	53,000
Term loan, net	162,213	167,508
Derivative instruments, at fair value	38,136	36,710
Other liabilities	1,204	331
Amounts due to Cendant under tax receivable agreement	424,277	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible preferred stock; 0.1 shares authorized, issued and outstanding	10,000	10,000

Total liabilities	1,362,025	1,345,682

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 40,299 shares issued and outstanding as of March 31, 2006, 40,210 issued and outstanding as of December 31, 2005	403	402
Additional paid-in capital	83,563	82,894
Retained earnings	30,003	18,653
Other comprehensive income (loss), net of tax:
Net unrealized gain on interest rate swaps	816	748
Net unrealized loss on available-for-sale securities	(147)	(84)

Accumulated other comprehensive income	669	664

Total stockholders’ equity	114,638	102,613

Total liabilities and stockholders’ equity	$1,476,663	$1,448,295

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

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$11,350	$(18,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net unrealized loss on derivative instruments	1,426	34,374
Stock-based compensation	707	5,677
Depreciation and amortization	2,804	2,016
Deferred taxes	5,556	(5,860)
Provision for credit losses	3,918	2,937
Loss on disposal of property and equipment	5	5
Changes in operating assets and liabilities:
Accounts receivable	(78,612)	(73,119)
Other assets	351	(1,907)
Accounts payable	69,317	47,061
Accrued expenses	(4,759)	(394)
Other liabilities	873	23
Due to/from related parties	—	45,051

Net cash provided by operating activities	12,936	37,391

Cash flows from investing activities
Purchases of property and equipment	(2,655)	(2,727)
Purchases of available-for-sale securities	(33)	(1,091)
Maturities of available-for-sale securities	14,623	19

Net cash provided by (used in) investing activities	11,935	(3,799)

Cash flows from financing activities
Dividends paid	—	(305,887)
Excess tax benefits of equity instrument share-based payment arrangements	162	—
Payments in lieu of issuing shares of common stock	(682)	—
Proceeds from stock option exercises	483	—
Net (decrease) increase in deposits	(53,896)	23,066
Net increase (decrease) in borrowed federal funds	9,677	(6,728)
Net (repayments) borrowings on revolving line of credit	(1,000)	50,000
Loan origination fees paid for revolving line of credit	—	(1,704)
Borrowings on term loan, net of loan origination fees of $2,884	—	217,116
Repayments on term loan	(5,500)	(20,000)

Net cash used for financing activities	(50,756)	(44,137)

Net change in cash and cash equivalents	(25,885)	(10,545)
Cash and cash equivalents, beginning of period	44,994	31,806

Cash and cash equivalents, end of period	$19,109	$21,261

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2006	2005

Supplemental cash flow information:
Interest paid	$8,584	$2,674
Income taxes paid	$380	$—
There were no significant non-cash transactions during the three months ended March 31, 2006.
During the three months ended March 31, 2005 the following significant non-cash transactions occurred:
•	The tax basis of our assets increased as a result of our initial public offering creating a deferred tax asset. We entered into a tax receivable agreement with Cendant Corporation, our former parent company, (see Note 10, “Tax Receivable Agreement”).

•	We issued 40,000 shares of common stock upon the completion of our initial public offering and as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all common stock proceeds from the offering concurrent with its sale of 100 percent of its interest in us.

•	We issued 0.1 shares of preferred stock as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all preferred stock proceeds from this conversion.

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
          The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2005, filed with the SEC on November 20, 2006.
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

The restatement impacts deferred income taxes, goodwill, additional paid in capital and retained earnings in the balance sheets as of December 31, 2005 and March 31, 2006. The corrected goodwill would have been amortized from the date of acquisition until the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The correction does not have any impact on the Company’s reported earnings or cash flows for the three months ended March 31, 2006 and 2005. The following table presents previously reported and restated amounts by financial statement line item for the Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005:

	March 31, 2006			December 31, 2005

	As			As
	Originally		As	Originally		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Deferred income taxes, net	$507,417	$(109,940)	$397,477	$513,018	$(109,940)	$403,078
Goodwill	$135,047	$137,814	$272,861	$135,047	$137,814	$272,861
Total assets	$1,448,789	$27,874	$1,476,663	$1,420,421	$27,874	$1,448,295
Additional paid-in capital	$55,689	$27,874	$83,563	$55,020	$27,874	$82,894
Total stockholders’ equity	$86,764	$27,784	$114,638	$74,739	$27,874	$102,613
Total liabilities and stockholders’ equity	$1,448,789	$27,874	$1,476,663	$1,420,421	$27,874	$1,448,295

     Certain amounts have been reclassified in our condensed consolidated financial statements to conform to the 2006 presentation and the presentation in our annual report on Form 10-K/A for the year ended December 31, 2005 During the quarter ended March 31, 2005, the Company incorrectly reported changes in cash from deposits and borrowed federal funds as operating activities. In these condensed consolidated financial statements, this error has been corrected and the statement of cash flows properly report changes in cash related to deposits and borrowed federal funds as financing activities. This correction decreases cash flows from operations from $53,729 (as originally reported) and $37,391 and increases cash flows from financing activities from $(60,475) (as originally reported) to $(44,137) for the three months ended March 31, 2005.
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
          Prior to adopting SFAS 123(R), we accounted for stock-based compensation using the fair value method of accounting as proscribed by SFAS 123. We transitioned to SFAS 123 under the provisions of SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure.” SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, we expensed employee stock awards over their vesting periods based upon the fair value of the award on the date of the grant.
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

          Also on February 22, 2005, we converted all Cendant RSUs into shares of our common stock. We recorded a one-time charge associated with the conversion of Cendant RSUs into Wright Express common stock during the three months ended March 31, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
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

	Three months ended March 31,
	2006		2005

		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Price	Stock Units	Price
Wright Express RSUs
Outstanding at January 1	565	$19.41	—	—
Granted	77	$27.66	349	$18.00
Vested	(53)	$18.00	—	—
Forfeited or canceled (1)	(30)	$18.00	(1)	$18.00

Outstanding at March 31	559	$20.75	348	$18.00

(1)	Includes RSUs withheld for income tax purposes. We paid cash on behalf of employees to offset the minimum tax liabilities in lieu of issuing common stock.

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
          The following table illustrates the effect on net income if the fair value based method had been applied to all employee stock awards granted for all periods presented:

	Three months ended
	March 31,
	2006	2005

Reported net income (loss)	$11,350	$(18,473)
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	453	3,474
Less:
Total stock-based employee compensation expense, net of tax (1)	(453)	(3,602)

Pro forma net income (loss)	$11,350	$(18,601)

Earnings (loss) per share, as reported:
Basic	$0.28	$(0.46)
Diluted	$0.28	$(0.46)

Pro forma earnings (loss) per share:
Basic	$0.28	$(0.46)
Diluted	$0.28	$(0.46)

(1)	Determined under the fair value based method for all awards.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Goodwill and Other Intangible Assets
          Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	March 31, 2006			December 31, 2005

	Gross
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Technology	$2,472	$(2,472)	$—	$2,472	$(2,472)	$—

Unamortized Intangible Assets
Goodwill
Fleet			$263,148			$263,148
MasterCard			9,713			9,713

Total			$272,861			$272,861

Trademark
Fleet			$2,339			$2,339
MasterCard			82			82

Total			$2,421			$2,421

5. Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	March 31,	December 31,
	2006	2005

Certificates of deposits with maturities within 1 year	$211,214	$294,171
Certificates of deposits with maturities greater than 1 year and less that 5 years	68,517	39,276
Non-interest bearing deposits	4,588	4,778
Money market deposits	36	26

Total	$284,355	$338,251

Weighted average cost of funds on certificates of deposit	4.41%	3.98%

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Earnings per Share
          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended
	March 31,

	2006	2005

Weighted average common shares outstanding — Basic	40,245	40,185
Unvested restricted stock units	533	—
Stock options	205	—
Convertible, redeemable preferred stock	—	—

Weighted average common shares outstanding — Diluted	40,983	40,185

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	348
Stock options	—	121
Convertible, redeemable preferred stock	444	444

Total	444	913

9. Commitments and Contingencies
     Litigation
          On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against FSC in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2,779 paid to us prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526 by way of an amended complaint on December 1, 2003. We filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $706; (ii) Enron would grant FSC, pursuant to section 502(h) of the United State Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $706; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement. We recorded an additional $226 in our provision for credit losses for the three months ended March 31, 2006 to reflect the difference between our initial loss estimates and the settlement amount.
10. Tax receivable agreement
          As a Consequence of the Company’s separation from Cendant, the Company increased the tax basis of its tangible and intangible assets to their fair market value. This increase in tax basis allows the Company the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $517,347. The Company is obligated, however, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of the tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded $424,277 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. In April 2006, we paid Cendant $4,700 in accordance with the Tax Receivable Agreement.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
11. Segment Information
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined as net income (loss), the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 6, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO (as discussed in Note 2, "Stock-based Compensation”). Our presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. The accounting policies of the operating segments are generally the same as those describes in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” in Wright Express’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005. The following table presents our operating segment results for the three months ended March 31, 2006 and 2005:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company has restated its previously issued Consolidated Balance Sheets as of December 31, 2005 and Condensed Consolidated Balance Sheets as of March 31, 2006 as detailed in Note 1 to the accompanying Condensed Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2005, the notes accompanying those financial statements as contained in our annual report on Form 10-K/A filed with the SEC on November 20, 2006 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of this report.
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

Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)
	Three months
	ended March 31,		Increase (decrease)

	2006	2005	Amount	Percent

Revenues
Payment processing revenue	$43.6	$32.4	$11.2	35%
Transaction processing revenue	4.2	4.1	0.1	2%
Account servicing revenue	5.9	5.6	0.3	5%
Finance fees	5.2	3.2	2.0	63%
Other	2.1	2.1	—	—

Total revenues	61.0	47.4	13.6	29%

Expenses
Salary and other personnel	13.8	18.2	(4.4)	(24)%
Service fees	1.4	0.7	0.7	100%
Provision for credit losses	3.6	2.6	1.0	38%
Technology leasing and support	1.7	1.9	(0.2)	(11)%
Depreciation and amortization	2.5	1.9	0.6	32%
Operating interest expense	4.3	2.1	2.2	105%
Other	5.4	5.4	—	—

Total operating expenses	32.7	32.8	(0.1)	—

Operating income	28.3	14.6	13.7	94%
Financing interest expense	3.7	1.4	2.3	164%
Realized and unrealized loss on derivatives	7.5	44.2	(36.7)	NM

Income (loss) before taxes	17.1	(31.0)	48.1	NM
Provision for (benefit from) income taxes	6.1	(12.1)	18.2	NM

Net income (loss)	11.0	(18.9)	29.9	NM
Unrealized losses on derivative instruments	1.4	34.4	(33.0)	NM
Loss related to the termination of derivative contracts that extended past March 2005	—	8.4	(8.4)	(100)%
Costs associated with the conversion of equity instruments and vesting of restricted cash units	—	5.7	(5.7)	(100)%
Tax impact	(0.5)	(18.7)	18.2	NM

Adjusted net income (loss)	$11.9	$10.9	$1.0	9%

Key operating statistics
Payment processing revenue:
Payment processing transactions	43.5	37.4	6.1	16%
Average expenditure per payment processing transaction	$48.63	$39.04	$9.59	25%
Average price per gallon of fuel	$2.41	$1.97	$0.44	22%

Transaction processing revenue:
Transaction processing transactions	14.6	15.1	(0.5)	(3)%

Account service revenue:
Average number of vehicles serviced	4.3	3.9	0.4	10%

NM – The result of the calculation is not meaningful.
          Payment processing transaction growth was predominantly driven by the increase in vehicles serviced. Increases in average expenditure per payment processing transaction were primarily a result of higher fuel prices over the first quarter of 2005. The positive impact of these key statistics on payment processing revenue was partially offset by 4 percent, compared to the prior year’s first quarter, primarily due to the renegotiation of pricing on long-term contracts with existing strategic relationships.

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

MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)
	Three months
	ended March 31,		Increase (decrease)
	2006	2005	Amount	Percent

Revenues
Payment processing revenue	$3.4	$2.4	$1.0	42%
Other	0.2	2.4	(2.2)	(92)%

Total revenue	3.6	4.8	(1.2)	(25)%

Expenses
Salary and other personnel	0.6	0.5	0.1	20%
Service fees	1.6	2.8	(1.2)	(43)%
Provision for credit losses	0.3	0.4	(0.1)	(25)%
Technology leasing and support	0.2	0.2	—	—
Depreciation and amortization		0.1	(0.1)	(100)%
Other	0.3	0.1	0.2	200%

Total operating expenses	3.0	4.1	(1.1)	(27)%

Income before taxes	0.6	0.7	(0.1)	(14)%
Provision for income taxes	0.2	0.3	(0.1)	(33)%

Net income and adjusted net income	$0.4	$0.4	$—	—

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$269.4	$255.4	$14.0	5%

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

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at March 31, 2006 compared to December 31, 2005:

(in millions)	(Restated)
	March 31,	December 31,	Change
	2006	2005	Amount	Percent

Assets
Cash and cash equivalents	$19.1	$45.0	$(25.9)	(58)%
Accounts receivable, net	726.8	652.1	74.7	11%
Deferred income taxes	397.5	403.1	(5.6)	(1)%
All other assets	333.3	348.1	(14.8)	(4)%

Total assets	$1,476.7	$1,448.3	$28.4	2%

Liabilities and stockholders’ equity
Accounts payable	$323.7	$254.4	$69.3	27%
Deposits and borrowed federal funds	333.1	377.3	(44.2)	(12)%
Due to Cendant under tax receivable agreement	424.3	424.3	—	—
All other liabilities	280.9	289.7	(8.8)	(3)%

Total liabilities	1,362.0	1,345.7	16.3	1%
Stockholders’ equity	114.7	102.6	12.1	12%

Total liabilities and stockholders’ equity	$1,476.7	$1,448.3	$28.4	2%

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
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Our failure to respond to competitive pressures with reduced fees or increased levels of capabilities and services.

•	Major oil companies who have not traditionally provided universally accepted transaction processing may issue competing products and information management services specifically tailored to their fleet customers.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services. In this regard, our top five strategic relationships are two of the largest North American oil companies and three of the largest domestic fleet management companies.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.

•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	Acts of terrorism, war, or civil disturbance.

•	A decline in general economic conditions.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes. There can be no assurance that we will achieve the projected level of fuel and service transactions.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings, including the risk factors included in Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2005.
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
     In March 2006 the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statements No. 140.” This Statement amends FASB Statements No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and liabilities. This Statement is effective after the first fiscal year that begins after September 15, 2006. We believe that the adoption of this standard will have no material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The following Quantitative and Qualitative Disclosures about Market Risk should be read in conjunction with our annual report on Form 10-K/A filed with the Securities and Exchange Commission on November 20, 2006.
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

		Weighted Average Price(c)
	Percentage(a)	Floor	Ceiling

For the period April 1, 2006 through December 31, 2006 (b)	90%	$1.88	$1.95
For the period January 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	60%	$2.34	$2.41
For the period January 1, 2008 through March 31, 2008	30%	$2.38	$2.44

(a)	Represents the percentage of the Company’s forecasted revenue subject to fuel price variations to which the Options pertain in 2006 and the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain in 2007 and beyond.

(b)	Options that expire during 2006 are based only on unleaded gasoline.

(c)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     As a result of the errors and the related restatement discussed in Note 1 to the condensed consolidated financial statements our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures in connection with filing this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006. As a result of the material weakness discussed below, our management has concluded, based on their reevaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all materials respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of March 31, 2006 the Company has a material weakness relating to the controls over accounting for goodwill and related deferred income taxes. Specifically, the Company’s procedures did not operate effectively to detect certain errors in the computation of goodwill in 2001 and the related effects that the initial public offering in 2005 had on the tax treatment of such goodwill. As discussed in Note 1 to the condensed consolidated financial statements, the Company is restating for these errors.
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
     Subsequent to the issuance of our consolidated financial statements for the quarter ended March 31, 2006, the Company determined that it was necessary to restate these financial statements due to the goodwill and deferred income tax errors described above. As of the date of this filing the Company has, or is in the process of implementing changes to its internal control over the accounting for goodwill and the associated deferred income taxes subsequent to the period covered by this report. The Company will continue to assess these changes and will supplement them as necessary.

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
Item 1A. Risk Factors.
     Information regarding our risk factors appears in Item 1A on our annual report on Form 10-K/A for the year ended December 31, 2005. There have been no material changes to our risk factors from those disclosed in our annual report on Form 10-K/A.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

* 10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

* 10.4	Wright Express Corporation Long Term Incentive Program.**

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: November 20, 2006	By:	/s/ Melissa D. Smith
Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

* 10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

* 10.4	Wright Express Corporation Long Term Incentive Program.**

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment