Form 10-Q/A
period 2006-06-30
Wright Express CORP
filed 2006-11-20
CIK 1309108

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

Explanatory Note
          This Amendment No. 1 on Form 10-Q/A is filed by Wright Express Corporation (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 originally filed with the Securities and Exchange Commission (“SEC”) on August 3, 2006 (“Original Filing”). The Company has concluded that Cendant Corporation (“Cendant”), the Company’s former corporate parent, incorrectly allocated the purchase price relating to Cendant’s 2001 acquisition of PHH and its subsidiaries (which at the time included Wright Express). Cendant’s February 22, 2005 divesture of Wright Express through an initial public offering gave rise to a change in the tax basis of the goodwill of the Company. During the course of the review of the initial goodwill allocation, the Company also reevaluated the accounting that was required at the time of the initial public offering, including the establishment of deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company concluded that such deferred income taxes had been recorded incorrectly and that such balances should be restated. As such, the Company has determined that it should restate (1) its previously issued financial statements for the quarter ended June 30, 2006 and fiscal year 2005 and prior years to reflect additional goodwill of $138 million (net of 2001 amortization of approximately $3 million); and (2) its previously issued financial statements for the quarter ended June 30, 2006 and fiscal year 2005 to lower deferred income taxes by approximately $110 million. Correcting these errors results in an increase in both goodwill and stockholders’ equity and a decrease in deferred income taxes. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that the restated goodwill was not impaired and there was no impact to earnings for 2002 through the quarter ended June 30, 2006. For the period prior to the Company’s adoption of SFAS No. 142, approximately $3 million of additional goodwill amortization was charged to the Company’s 2001 earnings. The adjustment to deferred income taxes had no impact to earnings.
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

WRIGHT EXPRESS CORPORATION
FORM 10-Q/A

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(Restated)	(Restated)
	June 30, 2006	December 31,
	(unaudited)	2005

Assets
Cash and cash equivalents	$16,600	$44,994
Accounts receivable (less reserve for credit losses of $5,188 in 2006 and $4,627 in 2005)	890,857	652,132
Available-for-sale securities	5,987	20,878
Property, equipment and capitalized software, net	39,548	38,543
Deferred income taxes, net	396,738	403,078
Intangible assets, net	2,421	2,421
Goodwill	272,861	272,861
Other assets	11,559	13,388

Total assets	$1,636,571	$1,448,295

Liabilities and Stockholders’ Equity
Accounts payable	$396,127	$254,381
Accrued expenses	19,721	22,197
Deposits	414,316	338,251
Borrowed federal funds	9,350	39,027
Revolving line-of-credit facility	48,000	53,000
Term loan, net	151,398	167,508
Derivative instruments, at fair value	45,598	36,710
Other liabilities	1,163	331
Amounts due to Cendant Corporation under tax receivable agreement	414,798	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible preferred stock; 0.1 shares authorized, issued and outstanding	10,000	10,000

Total liabilities	1,510,471	1,345,682

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 40,353 shares issued and outstanding as of June 30, 2006, 40,210 shares issued and outstanding as of December 31, 2005	404	402
Additional paid-in capital	85,243	82,894
Retained earnings	39,859	18,653
Other comprehensive income (loss), net of tax:
Net unrealized gain on interest rate swaps	796	748
Net unrealized loss on available-for-sale securities	(202)	(84)

Accumulated other comprehensive income	594	664

Total stockholders’ equity	126,100	102,613

Total liabilities and stockholders’ equity	$1,636,571	$1,448,295

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

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2006	2005

Supplemental cash flow information:
Interest paid	$17,362	$7,975
Income taxes paid	$925	$3,870
There were no significant non-cash transactions during the six months ended June 30, 2006.
During the six months ended June 30, 2005 the following significant non-cash transactions occurred:

•	The tax basis of our assets increased as a result of our initial public offering creating a deferred tax asset. We entered into a tax receivable agreement with Cendant Corporation, our former parent company (see Note 10, “Tax Receivable Agreement”) ..

•	We issued 40,000 shares of common stock upon the completion of our initial public offering and as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all common stock proceeds from the offering concurrent with its sale of 100 percent of its interest in us.

•	We issued 0.1 shares of preferred stock as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all preferred stock proceeds from this conversion.

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
     Cendant’s February 22, 2005 divestiture of Wright Express through an initial public offering gave rise to a change in the tax basis of the goodwill of the Company. During the course of the review of the initial goodwill allocation, the Company also reevaluated the accounting that was required at the time of the initial public offering, including the establishment of the deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The Company concluded that such deferred income taxes had been recorded incorrectly and that such balances should be restated. Accordingly, the Company has restated its financial statements to decrease deferred income taxes by $109,940 ($54,413 for the original goodwill that was recorded and $55,527 for the additional restated goodwill above).
     The restatement impacts deferred income taxes, goodwill, additional paid in capital and retained earnings in the balance sheets as of December 31, 2005 and June 30, 2006. The corrected goodwill would have been amortized from the date of acquisition until the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. The correction does not have any impact on the Company’s reported earnings for the three and six months ended June 30, 2006 and 2005 or cash flows for the six months ended June 30, 2006 and 2005. The following table presents previously reported and restated amounts by financial statement line item for the Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	As			As
	Originally		As	Originally		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Deferred income taxes, net	$506,678	$(109,940)	$396,738	$513,018	$(109,940)	$403,078
Goodwill	$135,047	$137,814	$272,861	$135,047	$137,814	$272,861
Total assets	$1,608,697	$27,874	$1,636,571	$1,420,421	$27,874	$1,448,295
Additional paid-in capital	$57,369	$27,874	$85,243	$55,020	$27,874	$82,894
Total stockholders’ equity	$98,226	$27,874	$126,100	$74,739	$27,874	$102,613
Total liabilities and stockholders’ equity	$1,608,697	$27,874	$1,636,571	$1,420,421	$27,874	$1,448,295

     Certain amounts have been reclassified in our condensed consolidated financial statements to conform to the 2006 presentation and the presentation in our annual report on Form 10-K/A for the year ended December 31, 2005. During the quarter ended June 30, 2005, the Company incorrectly reported changes in cash from deposits and borrowed federal funds as operating activities. In these condensed consolidated financial statements, this error has been corrected and the statements of cash flows properly report changes in cash related to deposits and borrowed federal funds as financing activities. This correction decreases cash flows from operations from $77,212 (as originally reported) to $(2,434) and increases cash flows from financing from $(75,475) (as originally reported) to $4,171 for the six months ended June 30, 2005.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Average interest rate:
Deposits	4.68%	3.17%	4.65%	2.98%
Borrowed federal funds	5.10%	3.01%	4.96%	2.94%

Average debt balance	$393,980	$290,656	$364,047	$260,101

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
          Realized losses on the Options totaled $13,047 for the three months ended June 30, 2006, and $19,099 for the six months ended June 30, 2006, as compared to realized losses of $3,895 for the three months ended June 30, 2005 and $13,723 for the six months ended June 30, 2005. The 2005 realized losses included the realized loss from termination of the original Options. We recognized unrealized losses of $7,462 for the three months ended June 30, 2006 and $8,888 for the six months ended June 30, 2006. We recognized unrealized gains of $6,553 for the three months ended June 30, 2005 and unrealized losses of $27,821 for the six months ended June 30, 2005 for the change in fair value of the Options which has been recorded in net realized and unrealized losses on derivative instruments in the condensed consolidated statements of income and comprehensive income. Management intends to hold the Options until their scheduled expirations.

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

          Realized gains on the Swaps totaled $304 for the three months ended June 30, 2006 and $506 for the six months ended June 30, 2006. Realized losses on these derivative instruments totaled $210 for the three and six months ended June 30, 2005. These amounts have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income. Unrealized losses on the Swaps totaled $69 ($20 net of tax) for the three months ended June 30, 2006, and an unrealized gain of $85 ($48 net of tax) for the six months ended June 30, 2006. Unrealized gains on the Swaps totaled $21 ($13 net of tax) for the three months and six months ended June 30, 2005. These amounts have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheet as of June 30, 2006 and 2005. No ineffectiveness was reclassified into earnings during the three months and six months ended June 30, 2006 or 2005.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Earnings per Share
     For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

Weighted average common shares outstanding — Basic	40,331	40,186	40,288	40,186
Unvested restricted stock units	559	347	546	—
Stock options	196	95	201	—
Convertible, redeemable preferred stock	—	444	—	—

Weighted average common shares outstanding — Diluted	41,086	41,072	41,035	40,186

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—	—	348
Stock options	—	—	—	101
Convertible, redeemable preferred stock	444	—	444	444

Total	444	—	444	893

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
10. Tax receivable agreement
     As a consequence of the Company’s separation from Cendant, the Company increased the tax basis of its tangible and intangible assets to their fair market value. This increase in tax basis allows the Company the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $517,347. The Company is obligated, however, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded $414,798 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. For the six months ended June 30, 2006, we paid Cendant $9,479 in accordance with the Tax Receivable Agreement.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
11. Segment Information
     Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined as net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, losses in 2005 related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 6, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO in 2005 (as discussed in Note 2, "Stock-based Compensation”). Our presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” in Wright Express’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005. The following table presents our operating segment results for the three months and six months ended June 30, 2006 and 2005:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The Company has restated its previously issued Consolidated Balance Sheets as of December 31, 2005 and Condensed Consolidated Balance Sheets as of June 30, 2006. This restatement adjusted deferred income taxes, goodwill and stockholders’ equity previously reported in the quarter ended June 30, 2006 and fiscal year 2005 financial statements as detailed in Note 1 to the Condensed Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
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
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Highlights
•	Total fuel transactions processed increased 8 percent during the three months ended June 30, 2006, over the same period last year, to 61.1 million, and increased 9 percent during the six months ended June 30, 2006, over the same period last year, to 119.2 million.

•	Average number of vehicles serviced increased to 4.3 million as of June 30, 2006, a 6 percent increase for the three months ended June 30, 2006 over the same period last year and an 8 percent increase for the six months ended June 30, 2006.

•	Fuel price per gallon averaged $2.86 for the three months ended June 30, 2006, compared with $2.20 for the same period a year ago, an increase of 30 percent. Fuel price per gallon averaged $2.64 for the six months ended June 30, 2006, compared with $2.09 for the same period a year ago, an increase of 26 percent. Our average expenditure per fuel payment processing transaction increased to $57.45 for the three months ended June 30, 2006, an increase of 30 percent from the same period last year. Our average expenditure per fuel payment processing transaction increased to $53.17 for the six months ended June 30, 2006, an increase of 28 percent from the same period last year.

•	Total MasterCard purchase volume grew to $332.7 million for the three months ended June 30, 2006, an increase of 47 percent over the same period last year, and grew to $602.1 million for the six months ended June 30, 2006, an increase of 25 percent over the same period last year.

•	Credit losses in our Fleet operating segment were 10.9 basis points of total fuel expenditures on payment processing transactions for the three months ended June 30, 2006, and 13.2 basis points of total fuel expenditures on payment processing transactions for the six months ended June 30, 2006. Credit losses in our fleet operating segment were $2.6 million for the three months ended June 30, 2006, and $6.2 million for the six months ended June 30, 2006.

•	Our average interest rate for operating debt increased from 3.2 percent for the three months ended June 30, 2005, to 4.8 percent for the three months ended June 30, 2006. Our average interest rate for operating debt increased from 3.0 percent for the six months ended June 30, 2005, to 4.6 percent for the six months ended June 30, 2006.

Results of Operations
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$53.6	$38.4	40%	$97.2	$70.8	37%
Transaction processing revenue	4.3	4.3	—%	8.5	8.4	1%
Account servicing revenue	5.9	5.8	2%	11.8	11.4	4%
Finance fees	5.2	3.0	73%	10.4	6.2	68%
Other	2.4	2.1	14%	4.5	4.2	7%

Total revenues	71.4	53.6	33%	132.4	101.0	31%

Operating expenses	35.0	28.4	23%	67.7	61.2	11%

Operating income	36.4	25.2	44%	64.7	39.8	63%
Financing interest expense	(3.7)	(4.1)	(10)%	(7.4)	(5.5)	35%
Net realized and unrealized (losses) gains on derivative instruments	(20.5)	2.7	NM	(28.0)	(41.5)	(33	) %

Income (loss) before taxes	12.2	23.8	(49)%	29.3	(7.2)	NM
Provision (benefit) for income taxes	3.8	9.3	(59)%	9.9	(2.8)	NM

Net income (loss)	$8.4	$14.5	(42)%	$19.4	$(4.4)	NM

Key operating statistics
Payment processing revenue:
Payment processing transactions	46.0	40.9	12%	89.5	78.3	14%
Average expenditure per payment processing transaction	$57.45	$44.03	30%	$53.17	$41.64	28%
Average price per gallon of fuel	$2.86	$2.20	30%	$2.64	$2.09	26%

Transaction processing revenue:
Transaction processing transactions	15.1	15.9	(5)%	29.7	31.0	(4	) %

Account servicing revenue:
Average number of vehicles serviced	4.28	4.03	6%	4.28	3.97	8%

NM —	The result of the calculation is not meaningful.
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
          Total credit loss as a percentage of total expenditures on payment processing transactions declined 0.5 basis points to 10.9 during the three months ended June 30, 2006 and declined 0.6 basis points to 13.2 basis points during the six months ended June 30, 2006. The provision for credit losses for the three months ended June 30, 2006, increased $0.8 million and increased $1.7 million for the six months ended June 30, 2006, primarily due to increases in our accounts receivable balance due to higher fuel prices per gallon.
          Operating interest expense increased $2.6 million for the three months ended June 30, 2006 and $4.8 during the six months ended June 30, 2006, compared to the same periods in the prior year, as we incurred fees to finance our receivables that pertain to our funded payment processing transactions. The increase in our interest expense is also due to an increase in weighted average interest rates to 4.8 percent in the three months ended June 30, 2006, compared to 3.2 percent for the same period in the prior year. The weighted average interest rates increased to 4.6 percent in the six months ended June 30, 2006, compared to 3.0 percent for the same period in the prior year. Our average debt balance for the three months ended June 30, 2006 totaled $394.0 million, as compared to our average debt balance of $290.7 million for the same period in the prior year. Our average debt balance for the six months ended June 30, 2006 totaled $364.0 million, as compared to our average debt balance of $260.1 million for the same period in the prior year. Changes in interest rates could create volatility in our operating interest expense.
          Finance interest expense is related to the corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. Finance interest expense remained relatively flat for the three months ended June 30, 2006 as compared to the same period in the prior year, primarily due to lower balances at higher interest rates. Interest expense for the six months ended June 30, 2006 increased $1.9 million over the same period in the prior year. Interest expense for 2005 reflects approximately four months of expense as compared to the six months of expense in 2006. Also contributing to the increase in interest expense during the six months ended June 30, 2006, was an increase in the one-month LIBOR rate.
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
          The effective tax rate was 31.3 percent for the three months ended June 30, 2006, and 33.8 percent for the six months ended June 30, 2006. Quarterly fluctuations in the effective tax rate are due to our unrealized losses on our fuel derivative instruments and the impact of these losses on the state component of our effective tax rate. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate will fluctuate.

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$4.1	$3.4	21%	$7.5	$5.8	29%
Finance fees	0.1	—	NM	0.1	—	NM
Other	0.6	0.3	100%	0.8	2.7	(70)%

Total revenues	4.8	3.7	30%	8.4	8.5	(1)%

Operating expenses	2.7	2.9	(7)%	5.7	7.0	(19)%

Income before taxes	2.1	0.8	163%	2.7	1.5	80%
Provision for income taxes	0.7	0.3	133%	0.9	0.6	50%

Net income	$1.4	$0.5	180%	$1.8	$0.9	100%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$332.7	$225.7	47%	$602.1	$481.1	25%

NM —	The result of the calculation is not meaningful.
          Our purchase card product continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $100 million in the second quarter as our Jackson Hewitt stored-value program was seasonal and only impacted comparability for the first three months of the year.
          The increase in payment processing revenue in 2006 is directly attributed to growth in our purchase card product. The decrease in other revenue for the six months ended June 30, 2006 is primarily the result of the loss of the Jackson Hewitt stored value program in 2005. For the six months ended June 30, 2005, we recognized $0.2 million of net income related to the Jackson Hewitt stored value program.
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
          The decrease in expense for the six months ended June 30, 2006 versus the same period in 2005 is primarily due to a decrease of $2.7 million in service fees related to the Jackson Hewitt stored value program, offset by fees related to the growth in our purchasing card product.

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at June 30, 2006 compared to December 31, 2005:

(in millions)
	June 30,	December 31,	Change
	2006	2005	Amount	Percent

Assets
Cash and cash equivalents	$16.6	$45.0	$(28.4)	(63	) %
Accounts receivable, net	890.9	652.1	238.8	37%
Deferred income taxes	396.8	403.1	(6.3)	(2	) %
All other assets	332.3	348.1	(15.8)	(5	) %

Total assets	$1,636.6	$1,448.3	$188.3	13%

Liabilities and stockholders’ equity
Accounts payable	$396.1	$254.4	$141.7	56%
Deposits and borrowed federal funds	423.7	377.3	46.4	12%
Due to Cendant under tax receivable agreement	414.8	424.3	(9.5)	(2	) %
All other liabilities	275.9	289.7	(13.8)	(5	) %

Total liabilities	1,510.5	1,345.7	164.8	12%
Stockholders’ equity	126.1	102.6	23.5	23%

Total liabilities and stockholders’ equity	$1,636.6	$1,448.3	$188.3	13%

          Net accounts receivable have increased as a result of our payment processing transaction growth and significantly higher fuel prices that increased our average expenditure per payment processing transaction. As a result of our higher accounts receivable balance, accounts payable, deposits and borrowed federal funds have increased to fund this balance.
          Our operations for the six months ended June 30, 2006, used approximately $28 million of cash. This amount was higher than the decrease of approximately $4 million for the same period a year ago. Cash used by operations increased period over period by approximately $60 million as accounts receivable balance has increased due to increases in fuel prices and number of fuel transactions. During the six months ended June 30, 2006, we had a $15 million security mature which resulted in cash from investing activities of $8 million compared to cash used for investing activities of approximately $6 million for the same period a year ago. During the six months of 2006 we paid down $21.5 million in principal of our financing debt.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
          As a result of the errors and the related restatement discussed in Note 1 to the condensed consolidated financial statements our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures in connection with filing this amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006. As a result of the material weaknesses discussed below, our management has concluded, based on their reevaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
          Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of June 30, 2006 the Company has a material weakness relating to the controls over accounting for goodwill and related deferred income taxes. Specifically, the Company’s procedures did not operate effectively to detect certain errors in the computation of goodwill in 2001 and the related effects that the initial public offering in 2005 had on the tax treatment of such goodwill. As discussed in Note 1 to the condensed consolidated financial statements, the Company is restating for these errors.
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
          Subsequent to the initial issuance of our condensed consolidated financial statements for the quarter ended June 30, 2006, the Company determined that it was necessary to restate these financial statements due to the goodwill and deferred income tax errors described above. As of the date of this filing the Company has, or is in the process of implementing changes to its internal control over the accounting for goodwill and the associated deferred income taxes subsequent to the period covered by this report. The Company will continue to assess these changes and will supplement them as necessary.

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
          The following directors continued their terms in office:
Shikhar Ghosh
Kirk P. Pond
Michael E. Dubyak
Ronald T. Maheu
Rowland T. Moriarty
     (b)      Approval of the Wright Express Corporation 2005 Equity and Incentive Plan:

For:	33,145,927
Against:	1,466,683
Abstain:	2,065,361
Broker non-votes	0

(c)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2006:

For:	34,661,579
Against:	20,468
Abstain:	1,995,924
Broker non-votes	0
Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

	10.1	Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

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