Form 10-Q
period 2006-09-30
Wright Express CORP
filed 2006-11-20
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number	001-32426

WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

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
Yes ☐           No ☑
There were 40,390,877 shares of common stock $0.01 par value outstanding as of November 15, 2006.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)

Assets
Cash and cash equivalents	$23,178	$44,994
Accounts receivable (less reserve for credit losses of $7,433 in 2006 and $4,627 in 2005)	839,293	652,132
Available-for-sale securities	8,050	20,878
Property, equipment and capitalized software, net	39,299	38,543
Deferred income taxes, net	383,889	403,078
Intangible assets, net	2,421	2,421
Goodwill	272,861	272,861
Other assets	15,232	13,388

Total assets	$1,584,223	$1,448,295

Liabilities and Stockholders’ Equity
Accounts payable	$360,007	$254,381
Accrued expenses	23,855	22,197
Deposits	381,335	338,251
Borrowed federal funds	22,376	39,027
Revolving line-of-credit facility	51,000	53,000
Term loan, net	140,560	167,508
Derivative instruments, at fair value	14,534	36,710
Other liabilities	1,147	331
Amounts due to Cendant Corporation under tax receivable agreement	418,359	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible preferred stock; 0.1 shares authorized, issued and outstanding	10,000	10,000

Total liabilities	1,423,173	1,345,682
Commitments and contingencies (Note 10)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 40,370 shares issued and outstanding as of September 30, 2006, 40,210 shares issued and outstanding as of December 31, 2005	404	402
Additional paid-in capital	85,984	82,894
Retained earnings	74,303	18,653
Other comprehensive income (loss), net of tax:
Net unrealized gain on interest rate swaps	462	748
Net unrealized loss on available-for-sale securities	(103)	(84)

Accumulated other comprehensive income	359	664

Total stockholders’ equity	161,050	102,613

Total liabilities and stockholders’ equity	$1,584,223	$1,448,295

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues
Payment processing revenue	$59,256	$50,271	$163,905	$126,889
Transaction processing revenue	4,701	4,526	13,254	12,921
Account servicing revenue	6,098	5,868	17,939	17,279
Finance fees	6,157	4,143	16,638	10,390
Other	3,477	2,587	8,755	9,429

Total revenues	79,689	67,395	220,491	176,908

Expenses
Salary and other personnel	15,236	13,463	44,786	45,630
Service fees	3,313	3,045	9,730	9,592
Provision for credit losses	4,998	2,326	11,218	7,203
Technology leasing and support	2,076	2,270	5,873	6,446
Occupancy and equipment	1,547	1,569	4,842	4,443
Depreciation and amortization	2,734	2,526	7,940	7,182
Operating interest expense	6,911	4,139	17,560	9,592
Other	3,741	3,987	11,990	11,388

Total operating expenses	40,556	33,325	113,939	101,476

Operating income	39,133	34,070	106,552	75,432

Financing interest expense	(3,592)	(3,740)	(10,986)	(9,259)
Net realized and unrealized gains (losses) on derivative instruments	18,138	(38,450)	(9,849)	(79,994)

Income (loss) before income taxes	53,679	(8,120)	85,717	(13,821)
Provision (benefit) for income taxes	19,235	(1,935)	30,067	(4,147)

Net income (loss)	34,444	(6,185)	55,650	(9,674)

Change in net unrealized loss on available-for-sale securities, net of tax effect of $50 and $(12) in 2006 and $(22) and $(25) in 2005	99	(53)	(19)	(59)
Change in net unrealized gain on interest rate swaps, net of tax effect of $(169) and $(132) in 2006	(334)	617	(286)	630
and $262 and $270 in 2005

Comprehensive income (loss)	$34,209	$(5,621)	$55,345	$(9,103)

Earnings (loss) per share:
Basic	$0.85	$(0.15)	$1.38	$(0.24)
Diluted	$0.83	$(0.15)	$1.34	$(0.24)

Weighted average common shares outstanding:
Basic	40,362	40,194	40,313	40,189
Diluted	41,538	40,194	41,499	40,189

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2006	2005

Cash flows from operating activities
Net income (loss)	$55,650	$(9,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net unrealized (gain) loss on derivative instruments	(22,176)	57,566
Stock-based compensation	2,402	6,434
Depreciation and amortization	8,748	8,131
Deferred taxes	27,719	(6,520)
Provision for credit losses	11,218	7,203
Loss (gain) on disposal of property and equipment	42	(118)
Changes in operating assets and liabilities:
Accounts receivable	(198,379)	(362,753)
Other assets	(2,518)	(846)
Accounts payable	105,626	162,111
Accrued expenses	1,658	2,863
Other liabilities	816	(39)
Amounts due to Cendant under tax receivable agreement	(14,685)	(10,923)
Due to/from related parties	—	45,051

Net cash used in operating activities	(23,879)	(101,514)
Cash flows from investing activities
Purchases of property and equipment	(8,738)	(7,899)
Sales of property and equipment	—	125
Purchases of available-for-sale securities	(2,120)	(3,115)
Maturities of available-for-sale securities	14,917	330

Net cash provided by (used in) investing activities	4,059	(10,559)
Cash flows from financing activities
Dividends paid	—	(305,887)
Excess tax benefits of equity instrument share-based payment arrangements	302	—
Payments in lieu of issuing shares of common stock	(682)	—
Proceeds from stock option exercises	1,451	—
Net increase in deposits	43,084	219,562
Net decrease in borrowed federal funds	(16,651)	(27,097)
Net (repayments) borrowings on revolving line of credit	(2,000)	50,000
Loan origination fees paid for revolving line of credit	—	(1,704)
Borrowings on term loan, net of loan origination fees of $2,884 in 2005	—	217,116
Repayments on term loan	(27,500)	(40,500)

Net cash (used in) provided by financing activities	(1,996)	111,490

Net change in cash and cash equivalents	(21,816)	(583)
Cash and cash equivalents, beginning of period	44,994	31,806

Cash and cash equivalents, end of period	$23,178	$31,223

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2006	2005

Supplemental cash flow information:
Interest paid	$26,889	$14,013
Income taxes paid	$1,032	$8,293
Significant non-cash transactions during the nine months ended September 30, 2006 are discussed in Note 9, “Income Taxes.”
During the nine months ended September 30, 2005 the following significant non-cash transactions occurred:
•	The tax basis of our assets increased as a result of our initial public offering creating a deferred tax asset. We entered into a tax receivable agreement with Cendant Corporation, our former parent company (see Note 11, “Tax Receivable Agreement”).

•	We issued 40,000 shares of common stock upon the completion of our initial public offering and as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all common stock proceeds from the offering concurrent with its sale of 100 percent of its interest in us.

•	We issued 0.1 shares of preferred stock as part of the conversion from a Delaware limited liability company to a Delaware corporation. We did not receive any proceeds from this offering as our former parent company received all preferred stock proceeds from this conversion.

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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2005 and filed with the SEC on November 20, 2006.
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
     Our results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the condensed consolidated statements of income and condensed consolidated statements of cash flows for the nine months ended September 30, 2005, reflect our historical results of operations and cash flows as a business unit divested by Cendant Corporation (“Cendant”), our former parent company currently named Avis Budget Group, in the initial public offering (“IPO”). As a result, the accompanying condensed consolidated financial statements for the nine months ended September 30, 2005, may not necessarily reflect our results of operations and cash flows in the future or what our results of operations and cash flows would have been had we been a stand-alone public company during these periods. See Note 7, “Related Parties,” for a more detailed description of transactions with our former parent company.
     Certain amounts have been reclassified in our condensed consolidated financial statements to conform to the 2006 presentation and the presentation in our annual report on Form 10-K/A for the year ended December 31, 2005. During the quarter ended September 30, 2005, the Company incorrectly reported changes in cash from deposits and borrowed federal funds as operating activities. In these condensed consolidated financial statements, this error has been corrected and the statements of cash flows properly report changes in cash related to deposits and borrowed federal funds as financing activities. This correction decreases cash flows from operations from $90,951 (as originally reported) to $(101,514) and increases cash flows from financing from $(80,975) (as originally reported) to $111,490 for the nine months ended September 30, 2005.
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
     Prior to February 22, 2005, Cendant granted stock options and Restricted Stock Units (“RSUs”) to our employees. On February 22, 2005 we converted substantially all vested and unvested Cendant stock options into vested options to purchase our common stock. We recorded a one-time charge of $1,524 for this conversion during the nine months ended September 30, 2005. This charge is included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
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

	Nine months ended September 30,

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Wright Express stock options

Outstanding at January 1	530	$13.72	—	—
Granted	—	—	555	$13.72
Exercised	(105)	$13.81	(13)	$13.55

Outstanding at September 30	425	$13.70	542	$13.72

     Also on February 22, 2005, we converted all Cendant RSUs into shares of our common stock. We recorded a one-time charge associated with the conversion of Cendant RSUs into Wright Express common stock during the nine months ended September 30, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Under our stock-based compensation programs, we issued RSUs and Performance Based Restricted Stock Units (“PSUs”) during the first nine months of 2006 and RSUs during 2005. The RSUs and PSUs vest over four years. The number of PSUs that will be received is based on year-end financial results and corporate objectives. The number of PSUs issued may vary from 0 percent up to 200 percent, or up to 126 shares, depending on the achievement of corporate goals, at a weighted average grant price of $27.66 per share. The RSU activity under the 2005 Wright Express Corporation Equity and Incentive Plan and the 2006 annual grant related to our employees consisted of:

	Nine months ended September 30,
	2006		2005
		Weighted		Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock Units	Price	Stock Units	Price

Wright Express RSUs

Outstanding at January 1	565	$19.41	—	—
Granted	79	$27.64	349	$18.00
Vested	(53)	$18.00	—	—
Forfeited or canceled (1)	(38)	$18.47	(20)	$18.00

Outstanding at September 30	553	$20.78	329	$18.00

(1)	Includes RSUs withheld for income tax purposes. We paid cash on behalf of employees to offset the minimum tax liabilities in lieu of issuing common stock.
     We recorded compensation expense related to PSUs and RSUs issued in 2006 of $204 during the third quarter of 2006 and $404 year-to-date. The expense related to the PSUs is recorded at 100 percent, or 63 shares, in anticipation of us achieving our corporate goals. These expenses are recorded in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.
     We recorded compensation expense related to previously issued RSUs of $646 during the three months ended September 30, 2006 and $1,999 during the nine months ended September 30, 2006, as compared to $403 during the three months ended September 30, 2005, and $853 during the nine months ended September 30, 2005. These expenses are recorded in salary and other personnel expenses on our condensed consolidated statements of income and comprehensive income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table illustrates the effect on net income if the fair value based method had been applied to all employee stock awards granted for all periods presented:

	Nine months ended
	September 30,

	2006	2005

Reported net income (loss)	$55,650	$(9,674)
Add back:
Stock-based employee compensation expense included In reported net income (loss), net of tax	1,559	4,504
Less:
Total stock-based employee compensation expense, net of tax(1)	(1,559)	(4,650)

Pro forma net income (loss)	$55,650	$(9,820)

Earnings (loss) per share, as reported:
Basic	$1.38	$(0.24)
Diluted	$1.34	$(0.24)

Pro forma earnings (loss) per share:
Basic	$1.38	$(0.24)
Diluted	$1.34	$(0.24)

(1)	Determined under the fair value based method for all awards.
3. Reserves for Credit Losses
     The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance, beginning of period	$5,188	$4,715	$4,627	$4,212
Provision for credit losses	4,998	2,326	11,218	7,203
Charge-offs	(3,609)	(2,468)	(11,468)	(8,575)
Recoveries of amounts previously charged-off	856	805	3,056	2,538

Balance, end of period	$7,433	$5,378	$7,433	$5,378

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Goodwill and Other Intangible Assets
     Our annual goodwill impairment test, performed as of October 1, 2006, did not identify any impairment for the period ended September 30, 2006.
     Goodwill and other intangible assets are allocated to the following business segments:

	September 30, 2006	December 31, 2005

	Net Carrying	Net Carrying
	Amount	Amount

Unamortized Intangible Assets
Goodwill
Fleet	$263,148	$263,148
MasterCard	9,713	9,713

Total	$272,861	$272,861

Trademark
Fleet	$2,339	$2,339
MasterCard	82	82

Total	$2,421	$2,421

5. Deposits and Borrowed Federal Funds
     The following table presents information about deposits:

	September 30,	December 31,
	2006	2005

Certificates of deposits with maturities within 1 year	$252,266	$294,171
Certificates of deposits with maturities greater than 1 year and less than 5 years	124,607	39,276
Non-interest bearing deposits	4,462	4,778
Money market deposits	—	26

Total	$381,335	$338,251

Weighted average cost of funds on certificates of deposit	5.22%	3.98%

     The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Average interest rate:
Deposits	5.06%	3.55%	4.72%	3.22%
Borrowed federal funds	5.43%	3.66%	5.13%	3.31%

Average debt balance	$429,919	$339,159	$386,246	$286,743

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     We had federal funds lines of credit of $130,000 at September 30, 2006 and $110,000 at December 31, 2005. The weighted average rate on the outstanding lines of credit was 5.50 percent at September 30, 2006 and 4.35 percent at December 31, 2005.
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
  Fuel Price Derivatives
     Our current derivative instruments are in the form of put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and the retail price of diesel fuel, which expire on a monthly basis through the fourth quarter of 2008. The Options are intended to reduce the volatility that changes to retail fuel prices during any given month would have on our cash flows subject to fuel price variations.
     In January 2005, we entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The contracts that extended past March 2005 were terminated in January 2005 by our former parent company and resulted in a realized loss of $8,450.
     Realized losses on the Options totaled $12,926 for the three months ended September 30, 2006, and $32,025 for the nine months ended September 30, 2006, as compared to realized losses of $8,705 for the three months ended September 30, 2005 and $22,428 for the nine months ended September 30, 2005. The 2005 realized losses included the realized loss from termination of the original Options. We recognized unrealized gains of $31,064 for the three months ended September 30, 2006 and $22,176 for the nine months ended September 30, 2006. We recognized unrealized losses of $29,745 for the three months ended September 30, 2005 and $57,566 for the nine months ended September 30, 2005 for the change in fair value of the Options which has been recorded in net realized and unrealized losses on derivative instruments in the condensed consolidated statements of income and comprehensive income. Management intends to hold the Options until their scheduled expirations.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Realized gains on the Swaps totaled $378 for the three months ended September 30, 2006 and $884 for the nine months ended September 30, 2006. Realized losses on these derivative instruments totaled $134 for the three months ended September 30, 2005 and $344 for the nine months ended September 30, 2005. These amounts have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income. Unrealized losses on the Swaps totaled $503 ($334 net of tax) for the three months ended September 30, 2006, and $418 ($286 net of tax) for the nine months ended September 30, 2006. Unrealized gains on the Swaps totaled $879 ($617 net of tax) for the three months ended September 30, 2005, and $900 ($630 net of tax) for the nine months ended September 30, 2005. These amounts have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. No ineffectiveness was reclassified into earnings during the three months and nine months ended September 30, 2006 or 2005.
7. Related Parties
          Activity with Cendant recorded in due to related parties consisted of:

	Three and nine months ended
	September 30,

	2006	2005

Due to Cendant, beginning balance	$—	$91,466
Income taxes	—	(5,970)
Payroll-related charges	—	4,127
Corporate allocations	—	813
Dividend to forgive balance due from Cendant	—	8,687
MasterCard line of credit activity	—	(4,073)
Cash payments	—	(95,050)

Due to Cendant, ending balance	$—	$—

          Cendant administered our payroll and related expenses during 2005. We reimbursed Cendant for the administration and the related costs of the payroll expenses. During the three and nine month periods ended September 30, 2005, Cendant provided information technology services, telecommunication services and internal audit services. Amounts paid to Cendant for related party transactions are reflected in the table above. As of February 22, 2005, Cendant was no longer a related party of Wright Express.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Earnings per Share
          For purposes of calculating basic and diluted earnings per share, we used the following weighted average common shares outstanding:

	Three months ended		Nine months ended

	September 30,		September 30,

	2006	2005	2006	2005

Weighted average common shares outstanding – Basic	40,362	40,194	40,313	40,189
Unvested restricted stock units	554	—	549	—
Stock options	178	—	193	—
Convertible, redeemable preferred stock	444	—	444	—

Weighted average common shares outstanding – Diluted	41,538	40,194	41,499	40,189

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	330	—	340
Stock options	—	174	—	135
Convertible, redeemable preferred stock	—	444	—	444

Total	—	948	—	919

9. Income Taxes
          In the third quarter of 2006, we reevaluated our prior year tax provision based on the final filing of 2005 tax returns and recorded a tax benefit of approximately $1,300. In addition, we received final tax information relative to our initial public offering. This resulted in our adjusting both amounts due to Cendant (by approximately $8,767) and our deferred tax asset (by approximately $10,314) — such adjustments were offset in additional paid-in-capital.
10. Commitments and Contingencies
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
11. Tax Receivable Agreement
          As a consequence of the Company’s separation from Cendant, the Company increased the tax basis of its tangible and intangible assets to their fair market value. This increase in tax basis allows the Company the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company is entitled to future tax benefits of $527.661. The Company is obligated, however, pursuant to its Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company has recorded $418,359 for this obligation to Cendant as a liability on the condensed consolidated balance sheets. For the nine months ended September 30, 2006, we paid Cendant $14,685 in accordance with the Tax Receivable Agreement.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
12. Segment Information
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined as net income, the most directly comparable GAAP financial measure, adjusted for fair value changes of derivative instruments, losses in 2005 related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 6, “Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with our IPO in 2005 (as discussed in Note 2, “Stock-based Compensation”). Our presentation of adjusted net income is a non-GAAP measure and may not be comparable to similarly titled measures used by other companies. The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” in Wright Express’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005. The following table presents our operating segment results for the three months and nine months ended September 30, 2006 and 2005:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended September 30, 2006
Fleet	$74,885	$6,401	$2,696	$6,554	$15,869
MasterCard	4,804	510	38	101	91

Total	$79,689	$6,911	$2,734	$6,655	$15,960

Three months ended September 30, 2005
Fleet	$63,249	$3,917	$2,481	$7,805	$12,859
MasterCard	4,146	222	45	413	549

Total	$67,395	$4,139	$2,526	$8,218	$13,408

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Nine months ended September 30, 2006
Fleet	$207,263	$16,353	$7,827	$20,182	$40,474
MasterCard	13,228	1,207	113	1,012	1,873

Total	$220,491	$17,560	$7,940	$21,194	$42,347

Nine months ended September 30, 2005
Fleet	$164,291	$9,061	$7,040	$21,055	$34,477
MasterCard	12,617	531	142	954	1,432

Total	$176,908	$9,592	$7,182	$22,009	$35,909

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Adjusted net income	$15,960	$13,408	$42,347	$35,909
Unrealized gains (losses) on derivative instruments	31,064	(29,745)	22,176	(57,566)
Loss related to the termination of the derivative contracts that extended past March 2005	—	—	—	(8,450)
Costs associated with the conversion of equity instruments and the vesting of restricted cash units	—	—	—	(5,723)
Tax impact	(12,580)	10,152	(8,873)	26,156

Net income (loss)	$34,444	$(6,185)	$55,650	$(9,674)

13. Subsequent Events
          On October 4, 2006, we purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively the “Options”). The Options have an aggregate notional amount of approximately 9.25 million gallons of gasoline and diesel fuel and will expire on a monthly basis during the second, third and fourth quarters of 2008. The settlement of the Options is based upon the U.S. Department of Energy’s weekly retail on-highway national US average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month. The Options lock in a weighted average floor price of approximately $2.47 per gallon and a weighted average ceiling price of approximately $2.53 per gallon.
          On October 27, 2006, we sold all of our 27.6 shares of MasterCard Class B stock for $61.42 per share in a private sale. These shares did not have a market and had been received by us during MasterCard Corporation’s initial public offering. We recorded, at the time of the sale, a pretax realized gain of $1,694 related to the sale of these securities.

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
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. In addition, we facilitate and manage transactions for corporate purchasing for customers in all industries with our MasterCard product. Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Financial Summary
•	In our fleet operating segment, transaction volume this quarter reflects a number of factors affecting the comparability between quarters. For the three months ended September 30, 2005, we experienced unusually high transaction volume due to the post-hurricane recovery efforts. In addition, there were more business days in the third quarter of 2005. Our contract with UPS terminated at the end of May 2006 and some of our private label strategic relationships sold locations. We expect the effects of these two items to continue into the fourth quarter of 2006. Without the above factors, transaction volume would have grown between 7 percent and 9 percent from the third quarter last year.

•	Average number of vehicles serviced increased to 4.3 million as of September 30, 2006, a 5 percent increase from the three months ended September 30, 2005 and a 7 percent increase for the nine months ended September 30, 2006.

•	Fuel price per gallon averaged $2.87 for the three months ended September 30, 2006, compared with $2.57 for the same period a year ago, an increase of 12 percent. Fuel price per gallon averaged $2.72 for the nine months ended September 30, 2006, compared with $2.26 for the same period a year ago, an increase of 20 percent. Our average expenditure per fuel payment processing transaction increased to $57.95 for the three months ended September 30, 2006, an increase of 14 percent from the same period last year. Our average expenditure per fuel payment processing transaction increased to $54.81 for the nine months ended September 30, 2006, an increase of 22 percent from the same period last year.

•	Credit losses in our fleet operating segment were 12.5 basis points of total fuel expenditures on payment processing transactions for the three months ended September 30, 2006, and 12.9 basis points of total fuel expenditures on payment processing transactions for the nine months ended September 30, 2006. Credit losses in our fleet operating segment were $3.7 million for the three months ended September 30, 2006, and $9.9 million for the nine months ended September 30, 2006.

•	During the three months ended September 30, 2006, we specifically increased our loan loss reserves by $2.2 million for one customer who holds accounts in our fleet and MasterCard segments. We continue to engage in good faith discussions concerning repayment of past due balances and expect to maintain our relationship with this customer while negotiations are ongoing. Our reserve is based on our continuing analysis of our ability to recover these amounts.

•	Our average interest rate for operating debt increased from 3.5 percent for the three months ended September 30, 2005, to 5.1 percent for the three months ended September 30, 2006. Our average interest rate for operating debt increased from 3.2 percent for the nine months ended September 30, 2005, to 4.8 percent for the nine months ended September 30, 2006.

•	Total MasterCard purchase volume grew to $365.7 million for the three months ended September 30, 2006, an increase of 45 percent over the same period last year, and grew to $967.8 million for the nine months ended September 30, 2006, an increase of 32 percent over the same period last year.

•	The effective tax rate was 35.8 percent for the three months ended September 30, 2006, and 35.1 percent for the nine months ended September 30, 2006. Quarterly fluctuations in the effective tax rate are due to our unrealized losses on our fuel derivative instruments and the impact of these losses on the state component of our effective tax rate. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate fluctuates. Included in the provision for income taxes for the three months ended September 30, 2006 is a $1.3 million benefit relating to adjustments to reflect the effective state rates upon filing our income tax returns.

Results of Operations
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase

	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$54.8	$46.7	17%	$152.0	$117.5	29%
Transaction processing revenue	4.7	4.5	4%	13.2	12.9	2%
Account servicing revenue	6.2	5.9	5%	18.0	17.3	4%
Finance fees	6.0	4.1	46%	16.4	10.3	59%
Other	3.2	2.2	45%	7.7	6.3	22%

Total revenues	74.9	63.4	18%	207.3	164.3	26%

Operating expenses	35.9	30.1	19%	103.6	91.3	13%

Operating income	39.0	33.3	17%	103.7	73.0	42%
Financing interest expense	(3.6)	(3.8)	(5)%	(11.0)	(9.3)	18%
Net realized and unrealized (losses) gains on derivative instruments	18.1	(38.5)	NM	(9.9)	(80.0)	NM

Income (loss) before taxes	53.5	(9.0)	NM	82.8	(16.3)	NM
Provision (benefit) for income taxes	19.2	(2.3)	NM	29.1	(5.2)	NM

Net income (loss)	$34.3	$(6.7)	NM	$53.7	$(11.1)	NM

Key operating statistics
Payment processing revenue:
Payment processing transactions	46.8	44.3	6%	136.3	122.7	11%
Average expenditure per payment processing transaction	$57.95	$50.72	14%	$54.81	$44.92	22%
Average price per gallon of fuel	$2.87	$2.57	12%	$2.72	$2.26	20%

Transaction processing revenue:
Transaction processing transactions	15.0	16.5	(9)%	44.7	47.5	(6)%

Account servicing revenue:
Average number of vehicles serviced	4.34	4.14	5%	4.30	4.02	7%

NM – The result of the calculation is not meaningful.
          Payment processing revenue increased $8.1 million for the three months ended September 30, 2006, as compared to the same period in the prior year. This increase is primarily due to a 12 percent increase in the average price per gallon of fuel as well as a 6 percent increase in the number of payment processing transactions.
          Payment processing revenue increased $34.5 million for the nine months ended September 30, 2006 as compared to the same period in the prior year. This increase is primarily due to a 20 percent increase in the average price per gallon of fuel as well as an 11 percent increase in the number of payment processing transactions.
          Transaction processing transactions decreased by approximately 1.5 million transactions for the three months ended September 30, 2006, and decreased by approximately 2.8 million transactions for the nine months ended September 30, 2006. This is primarily due to conversions of portfolios to payment processing and the sale of certain locations by our private label partner, as discussed above.

          Finance fees increased $1.9 million for the three months ended September 30, 2006, and increased $6.1 million for the nine months ended September 30, 2006, primarily due to higher average daily account receivable balances subject to late fees, due to elevated fuel prices and an increase in payment processing transactions. The remainder of the increase is primarily due to the ongoing changes we have made to the formula for calculating balances subject to finance fees and the annual percentage rates used to calculate finance fees.
          Salary and other personnel expense increased $1.7 million for the three months ended September 30, 2006, and decreased $1.2 million for the nine months ended September 30, 2006. The increase for the three months ended September 30, 2006, was due to a $0.8 million increase in selling expenses, as a result of our growth in vehicles serviced. This increase in selling expenses was due primarily to an increase in commissions of $0.3 million and $0.2 million for additional sales personnel and support. Operating as a stand-alone, publicly traded company, increased salary and other personnel expense $0.5 million for general and administrative staff. Stock compensation increased $0.4 million during the third quarter as we expensed RSUs and PSUs related to our employee incentive programs. The decrease for the nine months ended September 30, 2006, in salary and other personnel expense was due to the non-recurring charge of $5.7 million in the first quarter of 2005 associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees in 2005. The decrease was offset by increases in selling costs of $1.9 million, primarily due to $0.9 million in commissions, $0.6 million in salary and contractor expense and $0.4 million in other expenses associated with our growth in vehicles serviced.
          Credit losses in our fleet operating segment were $3.7 million for the three months ended September 30, 2006, and $9.9 million for the nine months ended September 30, 2006. Credit losses were $2.1 million for the three months ended September 30, 2005, and $6.6 million for the nine months ended September 30, 2005. The increase in credit losses is primarily due to reserves related to one customer totaling approximately $1.1 million. Without the one time reserve, our credit loss would have been 8.6 basis points of total fuel expenditures.
          Service fees increased $0.5 million for the three months ended September 30, 2006, and increased $1.2 million for the nine months ended September 30, 2006. These increases were primarily related to merger and acquisition expenses as we explored growth opportunities.
          Operating interest expense increased $2.5 million for the three months ended September 30, 2006 and $7.3 million during the nine months ended September 30, 2006, compared to the same periods in the prior year, as we incurred fees to finance our receivables related to our funded payment processing transactions. The increase in our interest expense results from to an increase in weighted average interest rates to 5.1 percent in the three months ended September 30, 2006, compared to 3.5 percent for the same period in the prior year. The weighted average interest rates increased to 4.8 percent in the nine months ended September 30, 2006, compared to 3.2 percent for the same period in the prior year. Our average debt balance for the three months ended September 30, 2006 totaled $429.9 million, as compared to our average debt balance of $339.2 million for the same period in the prior year. Our average debt balance for the nine months ended September 30, 2006 totaled $386.2 million, as compared to our average debt balance of $286.7 million for the same period in the prior year. Changes in interest rates could create volatility in our operating interest expense.
          Finance interest expense is related to the corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. Finance interest expense decreased $0.2 for the three months ended September 30, 2006 as compared to the same period in the prior year, which is primarily attributable to lower balances at higher interest rates. Interest expense for the nine months ended September 30, 2006 increased $1.7 million over the same period in the prior year. Interest expense for 2005 reflects approximately seven months of expense as compared to the nine months of expense in 2006. Also contributing to the increase in interest expense during the nine months ended September 30, 2006, was an increase in the one-month LIBOR rate.
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact that volatility in fuel prices has on our cash flows. Our derivative instruments do not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Gains and losses on our fuel price-sensitive derivative instruments affect our net income. Of the total losses, approximately $12.9 million for the three months ended September 30, 2006, and $8.7 million for the three months ended September 30, 2005, and approximately $32.0 million for the nine months ended September 30, 2006, and $22.4 million for the nine months ended September 30, 2005, were net realized losses. We recognized unrealized gains of approximately $31.1 for the three months ended September 30, 2006. We recognized unrealized losses of approximately $29.7 million for the same period a year ago. We recognized unrealized gains of approximately $22.2 million for the nine months ended September 30, 2006, and recognized unrealized losses of $57.6 million for the nine months ended September 30, 2005.
MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2006	2005	(decrease)	2006	2005	(decrease)

Revenues
Payment processing revenue	$4.4	$3.6	22%	$11.9	$9.4	27%
Finance fees	0.1	—	NM	0.2	—	NM
Other	0.3	0.5	(40)%	1.1	3.2	(66)%

Total revenues	4.8	4.1	17%	13.2	12.6	5%

Operating expenses	4.6	3.2	44%	10.3	10.2	1%

Income before taxes	0.2	0.9	(78)%	2.9	2.4	21%
Provision for income taxes	0.1	0.4	(75)%	1.0	1.0	—

Net income	$0.1	$0.5	(80)%	$1.9	$1.4	36%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$365.7	$252.4	45%	$967.8	$733.7	32%

NM – The result of the calculation is not meaningful.
          Additional business, primarily driven by new customers on our purchase card product continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $110 million in the third quarter compared to the same period in 2005. As discussed in previous periodic filings, the loss of the Jackson Hewitt stored-value program in 2005 primarily impacted comparability for the first three months of the year due to the seasonality of the activity. The program only generated $0.1 of income before taxes in 2005. The absence of the program in 2006 primarily contributed to the decrease in other revenue for the nine months ended September 30, 2006.
          Operating expenses increased by $1.4 million during the three months ended September 30, 2006, and $0.1 million during the nine months ended September 30, 2006. The increase during the three months ended September 30, 2006, was primarily related to an increase in the credit loss reserve of $1.1 million. This increase was the result of recording a reserve pertaining to one customer as discussed in the summary section. In addition, processing expenses increased due to increased spend. Operating expenses remained relatively flat for the nine months ended September 30, 2006, versus the same period in 2005 primarily due to a decrease in service fees related to the Jackson Hewitt stored value program, offset by an increase in the credit loss reserve.
          As a member bank of MasterCard, our wholly-owned bank subsidiary received $0.5 million from MasterCard as part of MasterCard’s Initial Public Offering. These proceeds were included in other revenues for the nine months ended September 30, 2006. We have sold our remaining 27,578 shares of MasterCard Class B stock during the fourth quarter of 2006 for a pre-tax gain of approximately $1.7 million.

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at September 30, 2006 compared to December 31, 2005:

(in millions)

	September 30,	December 31,	Change

	2006	2005	Amount	Percent

Assets
Cash and cash equivalents	$23.2	$45.0	$(21.8)	(48)%
Accounts receivable, net	839.3	652.1	187.2	29%
Deferred income taxes	383.9	403.1	(19.2)	(5)%
All other assets	337.8	348.1	(10.3)	(3)%

Total assets	$1,584.2	$1,448.3	$135.9	9%

Liabilities and stockholders’ equity
Accounts payable	$360.0	$254.4	$105.6	42%
Deposits and borrowed federal funds	403.7	377.3	26.4	7%
Due to Cendant under tax receivable agreement	418.4	424.3	(5.9)	(1)%
All other liabilities	241.1	289.7	(48.6)	(17)%

Total liabilities	1.423.2	1,345.7	77.5	6%
Stockholders’ equity	161.0	102.6	58.4	57%

Total liabilities and stockholders’ equity	$1,584.2	$1,448.3	$135.9	9%

          Net accounts receivable have increased as a result of our payment processing transaction growth and significantly higher fuel prices that increased our average expenditure per payment processing transaction. As a result of our higher accounts receivable balance, accounts payable, deposits and borrowed federal funds have increased to fund this balance.
          Our operations for the nine months ended September 30, 2006, used approximately $24 million of cash. This amount was lower than the decrease of approximately $102 million for the same period a year ago. Cash used by operations increased period over period by approximately $78 million as accounts receivable balance has increased due to increases in fuel prices and number of fuel transactions. During the nine months ended September 30, 2006, we had a $15 million security mature which resulted in cash from investing activities of $4 million compared to cash used for investing activities of approximately $11 million for the same period a year ago. During the nine months of 2006 we paid down approximately $28 million in principal of our financing debt.
          For the nine months ended September 30, 2006, we used approximately $9 million for capital expenditures primarily to enhance our product features and functionality and to acquire information systems and personal computer office equipment. This amount was consistent with capital expenditures during the same period a year ago.
          As a consequence of our separation from Cendant, we increased the tax basis of our tangible and intangible assets to their fair market value. This increase in tax basis allows us the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with Cendant, to pay to Cendant, on an after-tax basis, 85% of the amount of tax we save for each tax period as a result of these increased tax benefits. We have recorded approximately $418 million for this obligation to Cendant as a liability on the condensed consolidated balance sheets. During the third quarter of 2006, we received final tax information relative to this transaction. This resulted in our adjusting both amounts due to Cendant (by approximately $9 million) and our deferred tax asset (by approximately $10 million).
          Management believes that we can adequately fund our cash needs during the next 12 months. We have three main sources of liquidity in addition to cash from operating activities.
          Our bank subsidiary, FSC, utilizes certificates of deposit to finance the accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with effective annual fixed rates ranging from 4.45 percent to 5.45 percent. As of September 30, 2006, we had approximately $381 million of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements.
          FSC also utilize federal funds lines of credit to supplement the financing of the accounts receivable. Our federal funds lines of credit were increased to $130 million in July of 2006. At September 30, 2006, we had outstanding borrowings of approximately $22 million.

          In addition, we have a revolving line-of-credit facility agreement (“Revolver”) that provides a total available line-of-credit of $130 million. At September 30, 2006 we had outstanding borrowings on the Revolver of $51 million.
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
Reserve for Credit Losses
          Our reserve for credit losses is an estimate of the amounts currently recorded in gross accounts receivable that will ultimately not be collected. The reserve reduces the accounts receivable balances as reported in the financial statements to their net realizable value. Management estimates these reserves based on assumptions and other considerations, including a review of accounts receivable balances which become past due, past loss experience, customer payment patterns, current economic conditions, and known fraud activity in the portfolio and industry averages.
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
          The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at September 30, 2006:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported September 30, 2006	$7,433
Increase in loss rate by:
10%	$406
20%	$812
30%	$1,217

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
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.
•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.
•	Our failure to respond to competitive pressures with reduced fees or increased levels of capabilities and services.
•	Major oil companies who have not traditionally provided universally accepted transaction processing may issue competing products and information management services specifically tailored to their fleet customers.
•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services. In this regard, our top five strategic relationships are two of the largest North American oil companies and three of the largest domestic fleet management companies.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.
•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.
•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.
•	The actions of regulatory bodies, including bank and securities regulators.
•	Acts of terrorism, war, or civil disturbance.
•	A decline in general economic conditions.
•	Our ability to achieve earnings forecasts, which are generated based on projected volumes. There can be no assurance that we will achieve the projected level of fuel and service transactions.
•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings, including the risk factors included in Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2005.
          The forward-looking statements speak only as of the date of this quarterly report and undue reliance should not be placed on these statements.
Changes in Accounting Policies and Recently Issued Accounting Pronouncements
          During the three months ended September 30, 2006, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
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
          In June 2006 the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This Statement clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are analyzing the impact of this Interpretation on the Financial Statements and have not determined the effect, if any, this Interpretation will have on our results of operations or financial position.
          In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. We are assessing the impact, if any, the adoption of SAB No. 108 will have on our results of operations or financial position.
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
Commodity Price Risk
     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30

Effect on:
Revenue	$(6,066)	$(4,044)	$(2,022)	$2,022	$4,044	$6,066
Expenses	(1,031)	(687)	(344)	344	687	1,031

Operating income	$(5,035)	$(3,357)	$(1,678)	$1,678	$3,357	$5,035

     We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call Option based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel-price risk management program is designed to purchase derivative instruments to manage the Company’s fuel-price-related earnings exposure going forward. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of October 31, 2006:

		Weighted	Average Price	(b)
	Percentage(a)	Floor	Ceiling

For the period October 1, 2006 through December 31, 2006(c)	90%	$1.88	$1.95
For the period January 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	60%	$2.57	$2.64
For the period October 1, 2008 through December 31, 2008	30%	$2.47	$2.53

(a)	Represents the percentage of the Company’s forecasted revenue subject to fuel price variations to which the Options pertain in 2006 and the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain in 2007 and beyond.
(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
(c)	Options that expire during 2006 are based only on unleaded gasoline.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with the participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that as of September 30, 2006 the Company has a material weakness relating to the controls over accounting for goodwill and related deferred income taxes. Specifically, the Company’s procedures did not operate effectively to detect certain errors in the computation of goodwill in 2001 and the related effects that the initial public offering in 2005 had on the tax treatment of such goodwill.
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
     As of the date of this filing the Company has, or is in the process of, implementing changes to its internal control over the accounting for goodwill and the associated deferred income taxes subsequent to the period covered by this report. The Company will continue to assess these changes and will supplement them as necessary.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2006.
Item 1A. Risk Factors.
     Except as provided below, there has not been a material change to the risk factors as set forth in our annual report on Form 10-K/A for the fiscal year ended December 31, 2005.
   Historical transactions with our former parent company may adversely affect our financial statements.
     Historical transactions with our former parent company, Cendant Corporation, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Cendant Corporation. While management does not believe, nor has any knowledge of any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Cendant Corporation could adversely affect our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

*	10.1	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006.

*	10.2	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006.

*	10.3	Form of confirmation evidencing purchases of diesel put options and call options by Wright Express Corporation from Bank of America , N.A.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: November 20, 2006	By:	/s/ Melissa D. Smith

Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

*	10.1	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006.

*	10.2	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006.

*	10.3	Form of confirmation evidencing purchases of diesel put options and call options by Wright Express Corporation from Bank of America , N.A.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of the Chapter 63 of Title 18 of the United States Code.

*		Filed herewith