Form 10-K
period 2006-12-31
Wright Express CORP
filed 2007-02-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32426
WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
97 Darling Avenue
South Portland, ME 04106

(Address of principal executive offices)
(207) 773-8171

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which
Title of each class	registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using the closing price of the common stock on June 30, 2006 was $1,155,012,719 (for purposes of this calculation, directors, officers and 10 percent or greater stockholders are assumed to be affiliates).
There were 40,442,677 shares of common stock $0.01 par value outstanding as of February 16, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1. BUSINESS.
          All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.
          All references to “Cendant Corporation,” “Cendant,” or “our former parent company” in the Annual Report on Form 10-K mean Cendant Corporation, our former parent company that, on February 22, 2005, divested 100 percent of its ownership interest in Wright Express Corporation through an initial public offering. During 2006, Cendant Corporation became Avis Budget Group Inc., also referred to as “Avis” in the Annual Report on Form 10-K. As a result, the Wright Express Corporation Tax Receivable Agreement with Cendant has been transferred to Avis.
Our Company
          Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. Wright Express provides these services for approximately 295,000 commercial and government fleets containing 4.3 million vehicles. Wright Express markets these services directly, as well as through more than 125 strategic relationships, and offers a MasterCard-branded corporate card.
          We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide fleets with purchase controls, comprehensive information, and analytical tools to effectively manage their vehicle fleets and control costs. We provide value to our customers by providing customized offerings with accepting merchants, processing payments and providing unique information management services to our fleets.
          Over the past 20 years we have built our network to have site acceptance at over 90 percent of the nation’s retail fuel locations and over 45,000 vehicle maintenance locations. Our network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as “closed” because only Wright Express transactions can be processed in this network. We believe our network is one of the largest closed fuel and vehicle maintenance networks of its kind, which allows us to offer customers broad site acceptance. Our closed network also affords us access to a higher level of fleet-specific information and control than is widely available on the networks of MasterCard, Visa, American Express or Discover. This closed network allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.
          The vehicle maintenance portion of our proprietary closed network, which we refer to as the Wright Express Service Network, fulfills fleets’ vehicle maintenance needs, such as roadside service and assistance, replacement tires, glass, brakes and mufflers, oil changes and car washes.
          On February 16, 2005, Wright Express LLC, a Delaware limited liability company, converted into Wright Express Corporation, a Delaware corporation, and 100 percent of the ownership interests in Wright Express LLC were converted into 40 million shares of common stock and 100 shares of non-voting convertible, redeemable preferred stock. On the same day, our former corporate parent sold all 40 million shares of common stock in an initial public offering (“IPO”) and all 100 shares of non-voting convertible, redeemable preferred stock in a private placement.
          Our operations are organized into the following operating segments, which are discussed in greater detail in Item 8, Note 22, “Segment Information,” in the accompanying consolidated financial statements:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet industries. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. Using MasterCard products, businesses are able to facilitate the purchases of products and services in addition to utilizing our information management capabilities.
          Wright Express Corporation owns all of the outstanding shares of Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank, which began operations in June 1998. Under FSC’s bank charter, generally, we do not need to be separately licensed in individual states in order to extend credit to our customers. FSC approves the customer applications for most of the Company’s funded programs and is the issuing bank for the Company’s MasterCard programs. FSC has an independent board of directors. FSC owns all of the outstanding shares of Wright Express Canada Ltd. (“WEXCanada”). WEXCanada was incorporated in January 2007 to assist us in funding transactions with Canadian companies. We received all necessary approvals to commence operations by November 2006.
Fleet Products and Merchant Services
      Payment processing
          In a payment processing transaction we pay the purchase price for the fleet customer’s transaction, less our payment processing fees, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, typically within one month from the billing date. Payment processing fees are typically based on a percentage of the aggregate dollar amount of the customer’s purchase. We provide short-term funding, through

FSC, of the expenditure for transactions made for fleet customers in our direct channel and certain fleet customers of our strategic relationships, which in 2006 accounted for approximately 181 million payment processing transactions.
      Transaction processing
          In a transaction processing transaction we earn a fixed fee per transaction and do not typically provide short-term funding. Fleet customers of our strategic relationships conducted over 58 million transaction processing transactions in 2006.
      Information management
          We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our website, WEXOnline®. These reports contain information about each transaction by driver and vehicle. We also flag any unusual transactions or transactions that fall outside of pre-established parameters in these reports. Through our website, WEXOnline®, customers can access their account information, including their account history and recent transactions, and download details concerning current and past transactions. They can quickly access, use and download this information to manage and track the usage and efficiency of their fleets’ vehicles, monitor driver behavior and spending, track maintenance schedules and more effectively manage fleet costs. The reports we provide to customers help them reduce the amount of administrative time they spend in recording and monitoring expenses.
Security and control
          We enable our customers to monitor and control their fleets’ expenditures. Through WEXOnline®, fleet managers can set pre-determined limits on the amount of money their drivers can charge, the frequency with which their drivers can purchase fuel, the type of products and services that their drivers can purchase and the time of day or days when their drivers can make purchases. In addition, through WEXOnline®, fleet managers can perform real-time modifications to any pre-determined limits or add or remove driver identification numbers and vehicle cards in response to changes or to mitigate risk of unauthorized transactions. They also can elect to be notified by email when limits are exceeded in eight purchase categories, including limits on transactions within a time range, gallons per day and allowable fuel types. Our purchase controls allow fleet drivers to purchase essential items and services when needed, but deter them from making excessive or unauthorized purchases.
      Account management
          We provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets, strategic relationships and the fuel and vehicle maintenance providers on our network. We conduct surveys to ensure that these constituencies receive proper customer service, initiate calls to customers to promote adoption and use of our products and programs, and actively call “at risk” customers through our account retention programs.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for fleets through our dedicated telephone call center, which is available 24 hours a day, seven days a week.

•	Premium fleet services. We assign designated service representatives to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and their fleets’ operations and objectives.

•	Strategic relationship services. We assign a dedicated account representative to most of our strategic relationships. The representative prepares reports on key performance indicators, which gives each of our strategic relationships a periodic snapshot of its program’s performance in crucial areas. These are benchmarked against aggregate performance data from programs of similar size.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, install and test all network and terminal software and hardware and train them on the sale and transaction authorization process.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. We have developed an application underwriting model that produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an on-going 18-month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.
Industry
          According to Havill & Company, Inc.’s most recent U.S. Commercial Fleet Market Forecast, published in February 2005, there are approximately 41 million fleet vehicles in the United States. Fleet vehicles include automobiles and trucks used by businesses or government agencies. We are not aware of any more recently published data on industry statistics.
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
          The following table categorizes commercial and government trucks fleets by size and weight class:

	Light	Medium	Heavy
(in thousands)	Trucks	Trucks	Trucks	Total

Fleets of 1 to 6 trucks	10,301	1,002	2,342	13,645
Fleets of 7 to 51 trucks	1,576	363	828	2,767
Fleets of 52 or more trucks	299	97	163	559
Government fleets	1,513	294	539	2,346

Total	13,689	1,756	3,872	19,317

Source: Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005, p. 3.
          The following table categorizes commercial and government automobiles fleets by size:

(in thousands)	Automobiles

Fleets of 1 to 3 vehicles	16,295
Fleets of 4 or more vehicles	5,098

Total	21,393

Source: Havill & Company, Inc.; US Commercial Fleet Market Forecast, 2004-2008, September 2005, pp. 1-9.
          The majority of automobile and light truck fleets rely on retail filling stations to refuel their fleet vehicles. Medium and heavy trucks, which typically require diesel fuel, also refuel at on-site fueling locations, unattended, automated fueling stations and truck stops. Fleets with on-site fueling may purchase fuel in bulk, store the fuel in their storage tanks and refuel their fleet vehicles from this location. Certain of these fleets use mobile fueling, whereby fuel is delivered to a fleet’s location by a mobile fueler.

          The following table categorizes fuel consumption and expenditures by commercial and government fleets by vehicle type:

	Total	Total fuel
(in billions)	gallons(a)	spend(b)

Heavy trucks	21.8	$57.3
Medium trucks	3.6	9.5
Light trucks	21.7	57.1
Automobiles	8.3	21.8

Total	55.4	$145.7

(a)	Source: Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005.

(b)	Fuel spend has been calculated using gallons from Havill & Company, Inc.; US Commercial Fuel Spend Analysis, February 2005, and assumes an average retail fuel price of $2.63, which approximates the average retail fuel price on payment processing transactions that the Company processed from January 1 to December 31, 2006.
Fuel Price Derivatives
          We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel. These contracts expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage the Company’s fuel price-related earnings exposure. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of January 31, 2007:

		Weighted Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period January 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	60%	$2.57	$2.64
For the period October 1, 2008 through December 31, 2008	30%	$2.47	$2.53

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
          The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.

•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.

•	Result in no cash settlement when prices are between the floor and ceiling prices.
          Our fuel price derivatives for gasoline are based on a wholesale index; our fuel price derivatives for diesel fuel are based on a retail index. We earn our payment processing revenues based on retail fuel prices. Differences between the indices and the actual retail prices may create a mismatch, which may result in an increase or decrease to our realized gains and losses.

Strategy
          Wright Express strives to be the leading information solutions provider and payment processor for all sized fleets and mid-size businesses seeking specific corporate card products. We believe that the opportunities in the fleet markets vary by size and that these segments are optimally acquired and accessed through multiple marketing channels. Management currently estimates that approximately one-third of the 41 million commercial and government fleet vehicles are purchasing their fuel on a fleet card offering. Of the estimated two thirds of the market not using a fleet card, we believe more than half are still purchasing with cash. The market presents us with strong organic growth potential. Our strategy is to drive growth in this market by focusing on a strong, effective and comprehensive sales and marketing effort in the development of products and services that meet the needs of fleets of all sizes.
          Our approach is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation — to improve our performance in acquiring and retaining customers, and in creating products that add value by satisfying new and existing customers’ needs. Our fleet card solutions cut across the whole market and target fleets of all sizes and all vehicle types.
          With the small fleet segment, which we consider to be fleets of less than 25 vehicles, there is less awareness of fleet card products. We are developing sales and marketing capabilities that target this segment, and we have expertise in the data modeling and direct marketing techniques required to identify and connect with small fleets. Because of this expertise, we believe there is potential for long-term organic growth in our core fleet card solutions business through our direct, co-brand, and private label marketing channels.
          In the mid-size business and small fleet market, we continue to provide new services, aggregate services and data to provide information and solutions that differentiate us from our competitors.
          In the large fleet market there is a strong awareness of fleet card offerings. We are focused on continuing to develop innovative products and services that meet the needs of this market, as well as providing customized information management to serve the complex needs of larger businesses.
          In addition, we are looking at the marketplace for potential acquisitions and/or alliances that can accelerate our growth or enhance our strategic position. We expect to focus on transactions or relationships in contiguous markets that complement our core competencies. We are seeking out opportunities that are fleet, payment processing, or information-solutions related and which we believe have the potential to drive growth.
Sales and Marketing
          We market our payment processing and information management services to fleets through three primary channels: direct, co-branded and private label. Our experienced inside and outside sales forces and our marketing team, which have expertise in direct marketing, database analysis and marketing strategy and execution, drive our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services.
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
      Direct
          In our direct channel we market our services, branded with the Wright Express name, directly to commercial and government vehicle fleets, which allows us to have a direct relationship with our fleet customers. As of December 31, 2006, we had approximately 88,000 fleet customers in our direct channel, with approximately 1.9 million total vehicles.

          The fleet customers in our direct channel include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers we use both our outside sales force, which focuses on the acquisition of new business, and internal account managers, who focus on servicing and growing revenue from existing customers.
      Co-branded
          In our co-branded channel we market our services for, and in collaboration with, approximately 100 fleet management companies and automotive manufacturers using their brand names and our Wright Express logo. These companies seek to offer our payment processing and information management services to their fleet customers as part of a larger package of fleet services that they provide. As of December 31, 2006, we had approximately 27,000 fleet customers in our co-branded channel, with approximately 1.2 million total vehicles.
          We use this channel to reach the small, mid-size and large fleet customers of our co-branded relationships. We are able to expand the base of customers to whom we provide our services by combining the marketing and sales efforts of our own sales force with the efforts of the sales forces of our co-branded relationships.
      Private label
          In our private label channel we market our services for, and in collaboration with, over 20 fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2006, we had approximately 178,000 fleet customers, in our private label channel, with approximately 1.2 million total vehicles.
          The customers in this channel are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers in this channel; however, many of these fuel retailers also rely on our sales and marketing expertise.
MasterCard Products and Services
          We offer the following MasterCard products:
•	Corporate charge card. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management capabilities.

•	Rotating accounts. Our rotating account MasterCard product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our rotating account product is used exclusively for transactions that are not made in person, that is, transactions conducted over the telephone, by mail, facsimile or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations and vehicle maintenance. Under this program, each transaction is assigned a unique MasterCard account number, which makes limiting purchase amounts, tracking, settling and reconciling purchases easier and eliminates the risks associated with using multiple cards. After all of the account numbers assigned to a business have been used, the account numbers are rotated and used again by the business.

Competition
          The Company has a strong competitive position in its fleet segment. Our product features and extensive account management services are key factors behind our leadership position in the fleet industry. We face considerable competition in both business segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our fleet segment and in the corporate charge card category of our MasterCard segment.
          In both of our operating segments the most significant competitive factors are breadth of features, functionality, price and servicing capability.
Regulation
          The Company’s wholly owned bank subsidiary, FSC, is a Utah industrial bank that began operations in June 1998. Through FSC, the Company is able to issue certificates of deposit that support its ability to fund transactions. FSC approves the customer applications for most of the Company’s funded programs and is the issuing bank for the Company’s MasterCard programs. FSC has an independent board of directors.
          The Company and FSC are subject to certain federal and state laws and regulations governing insured depository institutions and their affiliates. FSC is subject to supervision and examination by both the Utah Department of Financial Institutions (“UTDFI”), and the FDIC. The Company and FSC are also subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act. The Company is subject to anti-tying provisions in the Bank Holding Company Act. Utah laws and regulations limit the loans FSC may make to one borrower and the types of investments FSC may make.
          Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting Wright Express.
      Restrictions on intercompany borrowings and transactions
          The Federal Reserve Act (“FRA”) restricts the extent to which the Company may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with FSC. In general, these restrictions require that any such extensions of credit by FSC must be fully secured. There is no limit on such transactions to the extent they are secured by a cash deposit or pledged United States government securities. It is also possible to pledge designated amounts of other specified kinds of collateral if the aggregate of such transactions are limited to 10 percent of FSC’s capital stock and surplus with respect to any single affiliate, and to 20 percent of FSC’s capital stock and surplus with respect to all affiliates if FSC had more than one affiliate.
      Restrictions on dividends
          The FRA also limits the dividends FSC may pay to the Company. In addition, FSC is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. A state or federal regulatory authority can determine, under certain circumstances relating to the financial condition of a bank, that the payment of dividends would be an unsafe or unsound practice and can prohibit payment. FSC may not pay a dividend to us if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits an industrial bank to pay dividends only from undivided earnings.
      Company obligations to FSC
          Any non-deposit obligation of FSC to the Company is subordinate, in right of payment, to deposits and other indebtedness of FSC. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of FSC will be assumed by the bankruptcy trustee and entitled to priority of payment.

      Restrictions on ownership of Wright Express common stock
          FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 5 percent or more of Wright Express common stock. These requirements are discussed in detail in ITEM 1A – RISK FACTORS under the heading “If any entity controls 5 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring such common stock, we will have the power to restrict such entity’s ability to vote such shares.”
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
Employees
          As of December 31, 2006, we had 685 employees. None of our employees are subject to a collective bargaining agreement.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106, telephone (207) 773-8171, and Internet address www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
          Copies will also be provided to any shareholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
          The Company’s Internet site and the information contained therein are not incorporated into this Form 10-K.
Certifications
          Our Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act of 1934, as amended, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on April 11, 2006, in accordance with the New York Stock Exchange’s listing requirements.

ITEM 1A. RISK FACTORS.
Risks Relating to Our Company
      The majority of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our payment processing revenues.
          In 2006, approximately 68 percent of our total revenues were attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. For example, we estimate that during 2006, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately a $7.9 million decline in 2006 revenue. We have benefited from historically high fuel prices during most of 2006, as well as all of 2005 and 2004, and a significant decline in the price of fuel in future periods could have a material adverse effect on our total revenues.
          We have implemented a fuel price derivatives program to normalize our cash flows related to fuel price volatility. This program is designed to reduce volatility in cash flows but may increase the volatility of our operating results. See an explanation of our program in our “Fuel Price Derivatives” discussion in ITEM 1 – BUSINESS.
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
      Derivative transactions may not adequately stabilize our cash flows and may cause volatility in our earnings.
          Because the majority of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in ITEM 1 – BUSINESS. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts will be recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
      Our industry has become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.
          We face and may continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have primarily been able to provide customers with a unique spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more difficult for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we use our pricing strategies to encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
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
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 20 percent of our total revenues in 2006. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
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
          In addition, demand for fuel and other vehicle products and services may be reduced by other factors that are beyond our control, such as the development by vehicle manufacturers and adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources.
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
          We are subject to the credit risk of our customers, many of which are small to mid-sized businesses. We use various formulae and models to screen potential customers and establish appropriate credit limits, but these formulae and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Increases in average fuel prices can require us to periodically increase credit limits for a significant number of our customers. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In times of economic recession, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than it has been in the past.
      The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow federal funds. These funds are used to support our payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by The Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the state of Utah or the U.S. federal government, may significantly affect or restrict the manner in which the Company conducts business in the future.
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
          When we fund customer transactions, we may under certain circumstances bear the risk of losses due to fraudulent use of our charge cards, which could be substantial. We do not maintain any insurance to protect us against any such losses.
      In an increasing interest rate environment, interest expense on the unhedged portion of our borrowings on our credit facility will increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $151 million of indebtedness outstanding at December 31, 2006, under our credit agreement, of which $71 million bears interest at rates that vary with changes in overall market interest rates. Rising interest rates will result in reduced net income.
          The certificates of deposit that our industrial bank subsidiary uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed to finance payments primarily to oil companies. In a rising interest rate environment, FSC will not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates will result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2006, FSC had outstanding $294.3 million in certificates of deposit maturing within one year and $95.3 million in certificates of deposit maturing within one to three years.
      The debt covenants on our credit facility may restrict our operating flexibility.
          At December 31, 2006, we had outstanding a total of $151 million on our credit facility. The credit agreement contains restrictions on our ability to, among other things:
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
          The restrictions contained in the credit agreement could inhibit our ability to finance our future operations or capital needs or make acquisitions that may be in our best interest. In addition, our credit agreement requires that we comply with several financial maintenance covenants. Specifically, our credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 2.50 to 1.00 at the end of each fiscal quarter until September 30, 2007, 2.00 to 1.00 at the end of each fiscal quarter from October 1, 2007, until September 30, 2008 and 1.50 to 1.00 at the end of each fiscal quarter from October 1, 2008, until the maturity date. The credit agreement also requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 at the end of each fiscal quarter until December 31, 2006, and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. Our ability to comply with these financial requirements and other restrictions may be affected by events beyond our control, and our inability to comply with them could result in a default under our credit agreement. If a default occurs under our credit agreement, the lenders under the revolving credit facility or term loan could elect to declare all of the outstanding borrowings, as well as accrued interest and fees, to be due and payable and require us to apply all of our available cash to repay those borrowings. In addition, a default may result in higher rates of interest and the inability to obtain additional capital.

      Historical transactions with our former parent company may adversely affect our financial statements.
          Historical transactions involving our former parent company, Cendant Corporation, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Cendant Corporation, as well as government regulatory organizations. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge, of any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Cendant Corporation, or its successor or its current or former affiliates, could adversely affect our financial statements.
      Our ability to attract and retain qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.
          We believe our employees, including our executive management team, are our most important resource and, in our industry and geographic area, competition for qualified personnel is intense. If we were unable to retain and attract qualified employees, our performance could be materially adversely affected.
Risks Relating to Our Common Stock
      If any entity controls 5 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity’s ability to vote shares held by it.
          As owners of a Utah industrial bank, we are subject to banking regulations that require any entity that controls 5 percent or more of our common stock to obtain the prior approval of Utah banking authorities, and any person or entity who controls 10 percent or more of our common stock must obtain the prior approval of federal banking regulators. A failure to comply with these requirements could result in sanctions, including the loss of our Utah industrial bank charter. Our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
      Provisions in our charter documents, Delaware law and applicable banking law may delay or prevent our acquisition by a third party.
          Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders, and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, and rights to dividends and proceeds in a liquidation that are senior to the common stock, as our board of directors may determine. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
          In addition, because we own a Utah industrial bank, any purchaser of our common stock who would own 5 percent or more of our common stock after such purchase would be required to obtain the prior consent of Utah banking authorities and any purchaser of our common stock who would own 10 percent or more of our common stock would be required to obtain the consent of federal banking authorities prior to consummating any such acquisition. These regulatory requirements may preclude or delay the purchase of a relatively large ownership stake by certain potential investors.
      Our stockholder rights plan could prevent you from receiving a premium over the market price for your shares of common stock from a potential acquirer.
          Our board of directors approved a stockholder rights plan, which entitles our stockholders to acquire shares of our common stock at a price equal to 50 percent of the then current market value in limited circumstances when a third party acquires 15 percent or more of our outstanding common stock or announces its intent to commence a tender offer for at least 15 percent of our common stock, in each case, in a transaction that our board of directors does not approve. The existence of these rights would significantly increase the cost of acquiring control of our Company without the support of our board of directors because, under these limited circumstances, all of our stockholders, other than the person or group who caused the rights to become exercisable, would become entitled to purchase shares of our common stock at a discount. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that you will receive a premium for your common stock in an acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
          Not applicable.
ITEM 2. PROPERTIES.
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Three of these buildings, totaling 72,000 square feet, are used for technical and customer service employees. We sublease 15,000 square feet of one building to a third party, the 14,000 square feet remaining square footage houses part of our customer service operation. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Salt Lake City, Utah to support our bank operations and a second call center location. These facilities are adequate for our current use. See Item 8, Note 6, “Property, Equipment and Capitalized Software, Net
ITEM 3. LEGAL PROCEEDINGS.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2006. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

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

	High	Low

2005
First quarter (beginning February 16, 2005)	$18.15	$16.61
Second quarter	$18.88	$15.25
Third quarter	$22.33	$18.40
Fourth quarter	$24.91	$19.21

2006
First quarter	$28.05	$22.05
Second quarter	$31.85	$25.00
Third quarter	$30.09	$23.68
Fourth quarter	$32.36	$23.29

Holders
          As of February 16, 2007, the closing price of our common stock was $29.13 per share, there were 40,442,677 shares of our common stock outstanding, and there were 6 holders of record of our common stock.
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
          The Company has certain restrictions on the dividends it may pay. These restrictions are discussed in Item 8, Note 11, “Financing Debt” in the accompanying consolidated financial statements. In addition, the Company’s wholly-owned industrial bank subsidiary has certain restrictions with regard to the dividends it may pay to the Company. These restrictions are discussed in this Form 10-K in ITEM 1 – BUSINESS under the caption, “Restrictions on dividends.”
          The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information
          The following table provides information as of December 31, 2006, with respect to shares of common stock that may be issued under Wright Express 2005 Equity and Incentive Plan, which is the Company’s only equity plan.

Weighted-
		average	Number of securities
		exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plan approved by stockholders (2005 Equity and Incentive Plan)	1,016,888	$4.97	1,753,034

ITEM 6. SELECTED FINANCIAL DATA.
          The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS contained in this Form 10-K and the Consolidated Financial Statements and related notes thereto. The 2003 through 2006 fiscal year financial information included in the table below is derived from audited financial statements:

	Years ended December 31,
(in thousands)	2006	2005(a)	2004	2003	2002

Income statement information
Total revenues	$291,247	$241,333	$189,100	$156,939	$126,601
Total operating expenses	$156,144	$134,716	$104,940	$100,005	$86,478
Financing interest expense	$14,447	$12,966	$—	$—	$—
Net realized and unrealized loss on derivative instruments	$4,180	$65,778	$—	$—	$—
Net income	$74,609	$18,653	$51,219	$34,640	$24,421
Basic earnings per share(b)	$1.85	$0.46	$1.27	$0.86	$0.61
Weighted average basic shares of common stock outstanding(b)	40,373	40,194	40,185	40,185	40,185

Balance sheet information, at end of period
Total assets	$1,551,015	$1,448,295	$950,503	$721,424	$616,429
Liabilities and stockholders’ or member’s equity:
All liabilities except preferred stock	$1,357,888	$1,335,682	$528,439	$325,278	$254,975
Preferred stock	10,000	10,000	—	—	—
Total stockholders’ or member’s equity	183,127	102,613	422,064	396,146	361,454

Total liabilities and stockholders’ or member’s equity	$1,551,015	$1,448,295	$950,503	$721,424	$616,429

(a)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to previous years’ results.

(b)	Earnings per share and weighted average basic shares of common stock outstanding are determined on a pro-forma basis for the years ended December 31, 2004, 2003 and 2002 as the Company was not a publicly-traded, stand-alone entity. See Item 8, Note 1, "Summary of Significant Accounting Policies” in the accompanying consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
           This discussion should be read in conjunction with our audited financial statements as of December 31, 2006, and for the three years then ended and the notes accompanying those financial statements. In addition, this discussion contains forward-looking statements which are covered by the Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 as discussed on page 4 of this Annual Report on Form 10-K.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide fleets with purchase controls, comprehensive information, and analytical tools to effectively manage their vehicle fleets and control costs. Our network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as “closed” because only Wright Express transactions can be processed in this network.
          Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet industries. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. Using MasterCard products, businesses are able to facilitate the purchases of products and services in addition to utilizing our information management capabilities.
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

2006 Summary
•	We signed a new 10-year agreement to provide private label fleet card services for ExxonMobil Corporation (“ExxonMobil”), an industry leader in the energy and petrochemicals business and a major provider of fleet cards. With this 10 year agreement, we extended our relationship with and retained a large customer which provides enhanced stability to our future revenues. This contract also allows us to direct the efforts of a dedicated ExxonMobil sales force, enabling us to apply our proven sales and marketing technique to this portfolio.

•	Total payment processing fuel transactions for 2006 increased 9 percent from the same period last year to 181.3 million. The increase was driven by the growth in vehicles serviced.

•	Average number of vehicles serviced increased 6 percent during 2006 to 4.3 million. New customers, primarily from our direct line of business contributed nearly all of the growth.

•	Credit losses in the fleet operating segment were $14.8 million for 2006 versus $8.3 million for 2005. We incurred a loss of $1.7 million on one customer in 2006.

•	Credit losses in the MasterCard segment were $1.8 million for 2006 and $0.5 million a year ago. We incurred a loss of $1.3 million on one customer in 2006.

•	Total MasterCard purchase volume grew to $1.3 billion for the year ended December 31, 2006, an increase of 35 percent over last year. Growth was primarily driven by spend on the rotating purchase card product which helps companies manage operational spending.

•	Our average interest rate for operating debt, certificates of deposit and federal funds, increased from 3.4 percent in 2005, to 4.9 percent in 2006.

•	Our effective tax rate was 36.0 percent for 2006 and 33.1 percent for 2005. Yearly fluctuations in the effective tax rate are due to the impact of realized and unrealized gains and losses on our fuel price derivatives on the allocation of our taxable income between states.

•	As a member bank of MasterCard, we received shares of MasterCard Class B stock. Our wholly-owned bank subsidiary received $2.2 million in 2006 following MasterCard’s Initial Public Offering from our subsequent sale of all our remaining shares of this Class B stock.

•	We renewed our agreement for an additional 10 years to continue providing private label fleet card services for Imperial Oil of Canada. Imperial Oil is one of Canada’s largest corporations and a leading member of Canada’s petroleum industry.

•	Gallons per payment processing transaction increased 2 percent for the year ended December 31, 2006, compared to a year ago. This increase was driven by our initiatives to develop product offerings that attract vehicles with larger fuel tanks.

•	The fuel price per gallon for payment processing transactions increased approximately 13 percent for the year ended December 31, 2006, compared to a year ago.

Results of Operations
Year ended December 31, 2006, as compared to the year ended December 31, 2005
          Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

		Increase
(in thousands)	2006	(decrease)	2005

Revenues
Payment processing revenue	$198,674	23%	$161,682
Transaction processing revenue	17,528	2%	17,136
Account servicing revenue	23,918	5%	22,855
Finance fees	21,997	41%	15,649
Other	9,784	13%	8,694

Total revenues	271,901	20%	226,016

Total operating expenses	142,198	16%	122,149

Operating income	129,703	25%	103,867

Financing interest expense	(14,447)	11%	(12,966)
Realized and unrealized loss on derivatives	(4,180)	(94)%	(65,778)

Income before taxes	111,076	342%	25,123
Provision for income taxes	39,923	380%	8,310

Net income	$71,153	323%	$16,813

		Increase
(in thousands, except per transaction and per gallon data)	2006	(decrease)	2005

Key operating statistics
Payment processing revenue:
Payment processing transactions	181,332	9%	165,851
Average expenditure per payment processing transaction	$53.29	15%	$46.41
Average price per gallon of fuel	$2.63	13%	$2.33
Transaction processing revenue:
Transaction processing transactions	58,827	(6)%	62,336
Account servicing revenue:
Average number of vehicles serviced	4,318	6%	4,075

          Payment processing revenue increased $37.0 million for 2006, as compared to 2005. This increase is primarily due to a 13 percent increase in the average price per gallon of fuel as well as a 9 percent increase in the number of payment processing transactions. In addition, gallons of fuel per payment processing fuel transaction increased 2 percent.
          Excluding the purchase of the ExxonMobil fleet receivable accounts on December 27, 2006, our 2006 transaction processing transactions decreased by 3.5 million transactions from the prior year. This is primarily due to conversions of portfolios from transaction processing services to payment processing services and the sale of certain locations primarily by one of our private label partners.
          Finance fees increased $6.3 million for 2006, primarily due to higher average daily account receivable balances subject to late fees. These higher balances can be partially attributed to elevated fuel prices and an increase in the number of payment processing transactions. The increase is also due to the changes we have made to the formula for calculating balances subject to finance fees and an increase to annual percentage rates used to calculate finance fees.
          Salary and other personnel expenses were flat year over year. We incurred a charge of $5.7 million in the first quarter of 2005 associated with the issuance of (i) common stock in exchange for Cendant restricted stock units, and (ii) options to purchase shares of our common stock in exchange for Cendant stock options held by our employees. These exchanges were concurrent with our initial public offering. In 2006, we experienced increases in salary and other personnel costs of approximately $5.5 million, primarily due to the increases in the sales staff as we enhance product offerings and increase brand awareness, and increases in general staffing requirements necessary to operate under the regulatory environment of a public company.
          Credit losses were $14.8 million in 2006. We measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 15.2 basis points of Fuel Expenditures for 2006 compared to 10.8 basis points of Fuel Expenditures for 2005. The change in our credit loss expense is primarily related to amounts subject to loss due to a larger number of transactions and higher fuel prices. Furthermore, we increased reserves related to one customer totaling approximately $1.7 million. Without the reserve for this specific customer, our credit loss would have been 13.4 basis points of total Fuel Expenditures. Last year credit loss was an historic low for the Company. The 5 year historical range is 11 to 22 basis points of Fuel Expenditures.
          Service fees increased $3.1 million for 2006. These increases were primarily related to the following:
•	Expenses for the due diligence in connection with our exploration of acquisition growth opportunities of approximately $1.1 million,

•	additional expense related to stock based compensation programs of approximately $1.0 million,

•	service fees related to our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of approximately $0.8 million, and

•	restatement expenses from our third quarter restatement of our Annual Report of Form 10-K for the year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the 1st and 2nd quarter of 2006 of approximately $0.2 million.
          Operating interest expense increased $7.9 million compared to 2005, as we incurred interest expense to finance our receivables arising from our payment processing transactions. The increase in our interest expense results from an increase in weighted average interest rates to 4.9 percent in 2006 from 3.4 percent in 2005. Our average debt balance for 2006 totaled $381.7 million as compared to our average debt balance of $313.7 million for 2005. The average debt balance increased due to higher average fuel prices as well as an increase in the number of transactions processed. Changes in interest rates generally will create volatility in our operating interest expense.
          Financing interest expense, interest on our term loan and the revolving credit facility, is related primarily to the corporate credit facility that we entered into in February 2005 and secondarily to the preferred stock that we issued as part of our initial public offering. Interest expense for 2006 increased $1.5 million over 2005. Interest expense for 2005 reflects approximately ten months of expense as compared to the twelve months of expense in 2006. The difference in the time the debt was outstanding is partially offset by the average debt balance decreasing to $201.6 million in 2006 compared to $244.3 million in 2005. The outstanding balance on our corporate credit facility at December 31, 2006, was $149.8 million. Also contributing to the increase in interest expense during 2006 was an increase in the average one-month LIBOR rate.
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. We recognized unrealized gains of $32.2 million in 2006 compared to unrealized losses of $36.7 million in 2005. We recognized realized losses of $36.4 million in 2006 and $29.1 million in 2005.
          The effective tax rate was 36.0 percent for 2006 and 33.1 percent for 2005. Yearly fluctuations in the effective tax rate are primarily due to the impact of realized and unrealized gains and losses on our fuel price derivatives on the allocation of taxable income between the states. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate fluctuates due to changes in the mix of earnings between our legal entities resulting in higher or lower effective tax rates. Included in the provision for income taxes for 2006 is a $1.2 million benefit relating to adjustments to reflect the effective state rates upon filing our 2005 income tax returns in the third quarter of 2006.
     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

		Increase
(in thousands)	2006	(decrease)	2005

Revenues
Payment processing revenue	$15,967	36%	$11,734
Account servicing revenue	81	1%	80
Finance fees	354	195%	120
Other	2,944	(13)%	3,383

Total revenues	19,346	26%	15,317

Total operating expenses	13,946	11%	12,567

Operating income	5,400	96%	2,750
Provision for income taxes	1,944	114%	910

Net income and adjusted net income	$3,456	88%	$1,840

		Increase
(in thousands)	2006	(decrease)	2005

Key operating statistic
Payment processing revenue:
MasterCard purchase volume	$1,300,740	35%	$962,322

          Payment processing revenue increased approximately $4 million over 2005, primarily due to additional business driven by new customers on our rotating purchase card product which continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $338 million in 2006 compared to 2005.
          Other revenue overall decreased $0.4 million from 2005 primarily due to the following:
•	The loss of the Jackson Hewitt stored value program. Although other revenue decreased $2.8 million due to the loss of this program, the program only generated $0.1 million of operating income before taxes in 2005, and;

•	As a member bank of MasterCard, our wholly-owned bank subsidiary received $0.5 million in cash and 27,578 shares of Class B stock from MasterCard as part of MasterCard’s initial public offering. We later sold our shares of MasterCard Class B stock during the fourth quarter of 2006 for a pre-tax gain of approximately $1.7 million. All of these proceeds were included in other revenues for 2006.
          Operating expenses increased by $1.4 million during 2006 primarily due to an increase in the credit loss reserve of $1.3 million related to one customer. We measure our credit loss performance by calculating credit losses as a percentage total card purchases. This metric for credit losses was 13.8 basis points of total MasterCard purchase volume for 2006 compared to 4.7 basis points for 2005. Apart from the additional credit loss, operating expenses were flat year over year.

Year ended December 31, 2005, as compared to the year ended December 31, 2004
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

		Increase
(in thousands)	2005	(decrease)	2004

Revenues
Payment processing revenue	$161,682	33%	$121,945
Transaction processing revenue	17,136	4%	16,480
Account servicing revenue	22,855	8%	21,092
Finance fees	15,649	63%	9,596
Other	8,694	11%	7,798

Total revenues	226,016	28%	176,911

Total operating expenses	122,149	30%	93,942

Operating income	103,867	25%	82,969

Financing interest expense	(12,966)	NM	—
Realized and unrealized loss on derivatives	(65,778)	NM	—

Income before taxes	25,123	(70)%	82,969
Provision for income taxes	8,310	(74)%	32,475

Net income	$16,813	(67)%	$50,494

		Increase
(in thousands, except per transaction and per gallon data)	2005	(decrease)	2004

Key operating statistics
Payment processing revenue:
Payment processing transactions	165,851	14%	145,597
Average expenditure per payment processing transaction	$46.41	29%	$36.07
Average price per gallon of fuel	$2.33	27%	$1.84
Transaction processing revenue:
Transaction processing transactions	62,336	2%	61,179
Account servicing revenue:
Average number of vehicles serviced	4,075	9%	3,745

NM – The result of the calculation is not meaningful.
          Payment processing transaction growth was predominantly driven by the increase in vehicles serviced. Increases in average expenditure per payment processing transaction were primarily a result of higher fuel prices over 2004. The positive impact of these key statistics on payment processing revenue was partially offset by 9 percent, compared to a year ago, primarily due to the renegotiation of pricing on long-term contracts with existing strategic relationships.
          Transaction processing revenue grew 4 percent in 2005 versus 10 percent in 2004. This slower growth rate was predominantly due to the fact that two strategic relationships converted 1.1 million transactions from transaction processing to payment processing in 2005.
          Finance fees increased in proportion with higher daily accounts receivable balances subject to late fees. Average daily accounts receivable balances subject to late fees were predominantly higher due to elevated retail fuel prices and an increase in the number of payment processing transactions.

          Total operating expenses increased over 2004 primarily due to the following:
•	$11.6 million in net operating interest expense as a result of an increase in interest rates and larger average operating debt balances to accommodate the higher fuel prices. Average interest rates were 3.4 percent for the year ended December 31, 2005, compared to 1.6 percent for the year ended December 31, 2004. Average debt for the year ended December 31, 2005, totaled $312 million, compared to $183 million for the same period a year ago. Another factor contributing to the increase in net operating interest expense was the loss of intercompany interest income from Cendant. We received $3.2 million for the year ended December 31, 2004. No interest income was earned from Cendant during 2005.

•	$5.7 million of expense associated with the issuance of common stock in exchange for Cendant restricted stock units and options to purchase shares of our common stock in exchange for Cendant stock options held by our employees. These exchanges were part of the IPO transaction in February 2005. (This expense has been excluded in calculating adjusted net income.)

•	$2.7 million for additional employees needed for our finance, legal and human resources departments as part of operating as a stand-alone publicly traded company.

•	$2.7 million in depreciation primarily as a result of placing $20 million of internally-developed software into service in March 2005 related to our updated technology platform.

•	$2.4 million for additional employees in our sales and customer service organizations to support our growing number of vehicles serviced.

•	$1.9 million of costs for third-party services in connection with board of director fees and insurance, investor relations, legal costs, employee benefit plan administration, stock exchange fees, internal audit and Sarbanes-Oxley Act compliance.
          Financing interest expense is related to the corporate credit facility that we entered into in February 2005 and the preferred stock that we issued as part of our IPO. The details of these obligations are discussed in Item 8, Note 11, “Financing Debt” and Item 8, Note 14, “Preferred Stock” in the accompanying consolidated financial statements. Finance interest expense also includes the gain or loss we incurred related to our interest rate swap agreements discussed in Item 8, Note 10, “Derivative Instruments” in the accompanying consolidated financial statements.
          Also discussed in detail in Item 8, Note 10, “Derivative Instruments” are our fuel price sensitive derivative instruments. These instruments generated the realized and unrealized losses on derivatives in the table above. Of the total losses, approximately $29.1 million were net realized losses in 2005 and $36.7 million represent the unrealized loss at December 31, 2005.
          The Company’s effective income tax rate for 2005 was 33.1 percent. See Item 8, Note 15, “Income Taxes” in the accompanying consolidated financial statements for a more detailed discussion of the Company’s income taxes.

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
          Payment processing revenue increased primarily due to the increase in MasterCard purchase volume, year over year along with an 8 percent increase in our net interchange rate. The increase in the rate is due to larger growth within the corporate charge card product which generates higher net interchange rates.
          Transaction processing revenue decreased for the year ended December 31, 2005, while other revenue increased. In 2005, fees were charged at card issuance and recorded as other income. During 2004, fees were charged for transactions processed instead.
          The significant increase in our operating expense is the result of higher MasterCard purchase volume and an increase in interest rates. Average interest rates were 3.4 percent for the year ended December 31, 2005, compared to 1.6 percent for the year ended December 31, 2004.

Looking Forward
     Fleet
          At the end of 2006 we entered into a new 10-year agreement with ExxonMobil under which ExxonMobil transactions will be payment processing transactions instead of transaction processing transactions in 2006. As such, we expect approximately 20 million transactions recorded as transaction processing transactions will be instead recorded as payment processing transactions in 2007 which will significantly increased revenue. Our payment processing rate will be about 5 to 10 basis points lower than the average for 2006, reflecting the fact that we are not funding these transactions. Furthermore, we will have higher operating interest expense and higher credit loss rates in terms of both dollars and basis points as the portfolio is comprised primarily of small fleets. Finally, we will be seeing higher sales and marketing expenditures as we will control these functions. Acquiring portfolios this large is highly competitive, so there will be a greater impact on revenue versus earnings. Overall, we expect this agreement to be beneficial to 2007 earnings.
          In 2006, the weighted average of our estimate of the retail price equivalent of the underlying strike price of our fuel price derivatives ranged from $1.88 to $1.95. These contracts expired at the end of 2006. As disclosed in Item 8, Note 10, “Derivative Instruments” in the accompanying consolidated financial statements, our realized losses on these contracts totaled $36.4 million. Effective for 2007, the range is $2.33 to $2.40. The higher range should have a positive effect on our income statement. Our fuel price per gallon sensitivity analysis in the “Commodity Price Risk” section of ITEM 7A. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK provides additional information regarding the expected impact of the higher range.
          Revenues in our fleet operating segment are linked to fuel prices. The forward-looking statements presented here are based on an assumed average retail fuel price of $2.37 per gallon for 2007. Although we expect the number of fuel transactions we process and the average number of gallons per transaction to continue to increase over time, we cannot predict changes in retail fuel prices.
          In our fleet operating segment, we do not expect finance income to grow as fast in 2007 as in 2006.
          We also project an increase in depreciation next year based upon the $12 million of assets placed in service in 2006 and our expected capital spending in 2007.
          We cannot predict what operating interest rates will be, but expect to continue to have access to relatively low cost funds through FSC. We expect average debt to grow in proportion to our growth in vehicles serviced and payment processing transactions processed; however, changes in the price of fuel will impact these balances.
     MasterCard
          In 2007, we do not anticipate additional revenues from events like the MasterCard Corporation initial public offering. The $2.2 million recorded in 2006 is not expected to recur.

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at December 31, 2006, compared to December 31, 2005:

		Increase
(in thousands)	2006	(decrease)	2005

Assets
Cash and cash equivalents	$35,060	(22)%	$44,994
Accounts receivable, net	802,165	23%	652,132
Deferred income taxes, net	377,276	(6)%	403,078
All other assets	336,514	(3)%	348,091

Total assets	$1,551,015	7%	$1,448,295

Liabilities and Stockholders’ Equity
Accounts payable, deposits and borrowed federal funds	$757,197	20%	$631,659
Borrowings under credit agreement, net	149,760	(32)%	220,508
Amounts due to Cendant under tax receivable agreement	418,359	(1)%	424,277
All other liabilities	42,572	(39)%	69,238

Total liabilities	1,367,888	2%	1,345,682
Stockholders’ equity	183,127	78%	102,613

Total liabilities and stockholders’ equity	$1,551,015	7%	$1,448,295

          Net accounts receivable have increased as a result of our payment processing transaction growth and significantly higher fuel prices that increased our average expenditure per payment processing transaction. As a result of our higher accounts receivable balance, accounts payable, deposits and borrowed federal funds have increased to fund this balance.
          The Company used approximately $10 million in cash in 2006, as compared to $13 million provided in 2005. In doing so, we converted a transaction processing partner into a payment processing partner. In order to facilitate this conversion, we purchased a portfolio of receivables for approximately $86.8 million in December 2006. We also paid down $71.5 million of principal on our financing debt. We generated over $60 million in operating cash in 2006 as compared to the $41 million cash used in operations during 2005. The primary contributor to the increase in operating cash was the change in our accounts receivable balance, excluding the purchase of the fleet receivables. The cash required to fund additional accounts receivables in 2006 was significantly lower than the cash required to fund the increase in accounts receivables in 2005. The difference between the 2006 increase in accounts receivable and the 2005 increase was primarily due to a higher average price per gallon of fuel in 2005.
          As a consequence of our separation from Cendant, we increased the tax basis of our tangible and intangible assets to their fair market value. This increase in tax basis allows us the ability to reduce the amount of future tax payments to the extent that the Company has future taxable income. We are obligated, however, pursuant to our Tax Receivable Agreement with Cendant, to pay Cendant, on an after-tax basis, 85 percent of the amount of tax we save for each tax period as a result of these increased tax benefits. Therefore our current and expected operating cash flows attributable to the significant step up in tax basis are not expected to have a significant benefit.
          In 2006, we used approximately $12 million for capital expenditures, primarily to continue to build our new software platform and to acquire information systems and personal computer office equipment. This amount was consistent with 2005 expenditures. We expect to spend $13 million to $15 million on capital projects in 2007.
          Management believes that we can adequately fund our cash needs during the next 12 months.

          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with fixed interest rates ranging from 4.45 percent to 5.45 percent. As of December 31, 2006, we had approximately $395 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit increased to $130 million in July of 2006. At December 31, 2006, we had outstanding borrowings of approximately $65 million.
          Our credit facility is comprised of two major components:
•	A revolving line-of-credit facility agreement that provides a total available line-of-credit of $130 million. Borrowings on the line-of-credit with at least three days notice carry interest based on the one-month, three-month, or six-month LIBOR, at the Company’s option. Draws on the line-of-credit with less than three days notice carry interest based on the lender’s prime rate. There is a $100 thousand letter of credit associated with the revolving line-of-credit facility. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The revolving line-of-credit facility expires in February 2010.

•	A term loan totaling approximately $130 million, net of loan origination fees. The term loan bears a variable interest rate that is based on LIBOR. The term loan requires repayment in quarterly principal amounts over five years. The loan allows for prepayment of principal.
          In April 2005, we entered into interest rate swap arrangements (the “Swaps”) with two counterparties. These Swaps were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate debt instruments discussed in Item 8, Note 10, “Financing Debt” in the accompanying consolidated financial statements. The following table presents information about the Swaps at December 31, 2006:

(Dollars in thousands)

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 23, 2006 through April 23, 2007	$80,000

          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 2.50 to 1.00 at the end of each fiscal quarter until September 30, 2007, 2.00 to 1.00 at the end of each fiscal quarter until September 30, 2008 and, thereafter, 1.50 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00 at the end of each fiscal quarter until December 31, 2006, and 1.50 to 1.00 at the end of each fiscal quarter until the maturity date.
          In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2006.

     Liquidity
          Short-term liquidity. Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, principal and interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. FSC is responsible for substantially all payments to major oil companies and can fund our short-term cash requirements through the issuance of certificates of deposit and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Our revolving credit facility had an available balance of $110 million at December 31, 2006, that could be used to cover any operating cash shortfalls.
          Long-term liquidity. Our long-term cash requirements consist primarily of principal and interest payments on our credit facility, which expires in 2010, and the amounts due to Cendant as part of our tax receivable agreement. As a consequence of our separation from Cendant, we increased our tax basis of intangible assets. This increase in tax basis allows us the ability to reduce the amount of future tax payments to the extent that we have future taxable income. We are obligated, pursuant to our tax receivable agreement with Cendant, to pay to Cendant, on an after-tax basis, 85 percent of the amount of tax we save for each tax period as a result of these tax benefits. We expect to fund these long-term requirements with cash generated from our operating activities. We plan to assess our financing alternatives periodically and may attempt to access the capital markets. If our future resources are insufficient to satisfy our long-term liquidity requirements, or if we enter into an acquisition or strategic arrangement with another company, we may need to sell additional equity or debt securities. There can be no assurances that the Company will be able to obtain financing from external sources on favorable terms or at all.
          Share Repurchase Program. On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. The program will be funded primarily through the Company’s future cash flows. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
     Off-balance sheet arrangements
          Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.
          Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $2.7 billion of commitments to extend credit at December 31, 2006, as part of established lending product agreements. Many of these commitments are not expected to be utilized; therefore, management does not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Management believes that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit and borrowed federal funds.
          Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments based on the unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2006, this unsecured credit totaled $35 million. We had posted collateral in the form of letters of credit of $100 thousand at December 31, 2006. In addition, we have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

     Contractual obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2006, for the periods specified:

(in thousands)	2007	2008	2009	2010	2011 and Thereafter	Total

Operating leases:
Facilities	$2,295	$2,135	$2,114	$1,807	$13,162	$21,513
Equipment	1,405	578	153	1	—	2,137
Financing debt:
Principal repayments(a)	34,933	34,933	48,034	33,100	—	151,000
Interest(a)	9,413	7,040	4,406	446	—	21,305
Tax receivable agreement	27,206	21,417	22,008	22,777	324,951	418,359
Deposits	299,359	82,469	12,871	—	—	394,699
Borrowed federal funds	65,396	—	—	—	—	65,396
Fuel price derivatives(b)	6,597	—	—	—	—	6,597
Purchase obligations:
Accounts payable	297,102	—	—	—	—	297,102
Technology services	2,373	2,315	827	865	58	6,438

Total	$746,079	$150,887	$90,413	$58,996	$338,171	$1,384,546

(a)	Principal and interest payments on financing debt are based on required payments and interest rates as of December 31, 2006.

(b)	Payments for fuel price derivatives are based on market values at December 31, 2006. Changes in the price of the underlying commodities will result in changes in the required cash settlement.
Application of Critical Accounting Policies and Estimates
          Many accounting estimates and assumptions involved in the application of accounting principles generally accepted in the United States of America have a material impact on reported financial condition and operating performance and on the comparability of such reported information over different reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. On an ongoing basis, we evaluate our estimates and judgments that we believe are most important to the portrayal of our financial condition and results of operations. We regard an accounting estimate or assumption underlying our financial statements to be most important to the portrayal of our financial condition and results of operations and therefore a “critical accounting estimate” where:
•	The nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for a highly uncertain matter or the susceptibility of such matter to change; and

•	The impact of the estimate and assumption on our financial condition or operating performance is material.
     Reserve for Credit Losses
          Our reserve for credit losses is an estimate of the amounts currently recorded in gross accounts receivable that will ultimately not be collected. The reserve reduces our accounts receivable balances as reported in our financial statements to their net realizable value. Management estimates these reserves based on assumptions and other considerations, including a review of accounts receivable balances which become past due, past loss experience, customer payment patterns, current economic conditions, known fraud activity in the portfolio and industry averages.

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
          Management believes that the assumptions and other considerations it uses to estimate the reserve for credit losses are appropriate. Management has been materially accurate in past assumptions, however, if actual experience differs from the assumptions and other considerations used in estimating the reserves, the resulting change could have a material adverse effect on our consolidated results of operations, and in certain situations could have a material adverse effect on our financial condition.
          The following table summarizes the impact that differences in estimated loss rates would have on the reserve for credit losses at December 31, 2006:

Change in Reserve and Related Provision (in thousands)	Impact

Balance as reported December 31, 2006	$9,749
Change in loss rate by:
10%	$533
20%	$1,066
30%	$1,599

     Income Taxes
          In calculating our effective tax rate, we apportion income among the various state taxing jurisdictions based upon where we do business. On an ongoing basis, we evaluate the judgments and estimates underlying our calculation of the effective tax rates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the effective tax rate. Changes in the location of taxable income or loss can result in significant changes in the effective tax rate. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.
          We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At December 31, 2006, we had net deferred tax assets of approximately $377.3 million of which the significant components relate to goodwill deductible for income tax purposes and state net operating losses in tax jurisdictions which require non-consolidated tax returns. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.

     Changes to Accounting Policies
          During the 12 months ended December 31, 2006, there were no significant changes to accounting policies.
Recent Accounting Pronouncements
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement is effective after the first fiscal year that begins after September 15, 2006. We believe that the adoption of this standard will have no material impact on our financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. We continue to analyze and have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on our results of operations or financial position.
          In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on the Company’s results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
          At December 31, 2006, the Company had borrowings of $131 million on our term loan and $20 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 137.5 basis points. During 2005 we entered into two interest rate swap contracts that end in April of 2007, that fix the interest rate on a portion of the variable rate term loan and the variable rate revolving credit facility.
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2007 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected financing interest expense on variable rate portion of debt (one-month LIBOR equal to 5.375%)	$7,421
Increases to LIBOR of:
2.00%	$2,199
5.00%	$5,497
10.00%	$10,993

(a)	Changes to financing interest expense presented in this table are based on interest payments on the term loan and revolving credit facility that bear interest based on one-month LIBOR, on contractual repayment terms and on the rate presented.
Commodity Price Risk
     The following table reflects the estimated effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

	Change in average price per gallon (excluding impact of fuel price derivatives)
(in thousands)	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30

Change in:
Revenues	$(27,288)	$(18,192)	$(9,096)	$9,096	$18,192	$27,288
Expenses	(5,458)	(3,638)	(1,819)	1,819	3,638	5,458

Operating income	$(21,830)	$(14,554)	$(7,277)	$7,277	$14,554	$21,830

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
WRIGHT EXPRESS CORPORATION
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation and Subsidiaries
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ or member’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on July 1, 2005 and chose to transition using the “modified prospective” method.
As discussed in Note 1 to the consolidated financial statements, the Company was an indirect wholly owned subsidiary of Cendant. Cendant divested 100% of its ownership interest in the Company through an Initial Public Offering on February 22, 2005. Included in Note 12 to the Consolidated Financial Statements are transactions with related parties of the Company.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2007

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$35,060	$44,994
Accounts receivable (less reserve for credit losses of $9,749 in 2006 and $4,627 in 2005)	802,165	652,132
Income tax refunds receivable, net	—	3,300
Available-for-sale securities	8,023	20,878
Property, equipment and capitalized software, net	39,970	38,543
Deferred income taxes, net	377,276	403,078
Intangible assets	2,421	2,421
Goodwill	272,861	272,861
Other assets	13,239	10,088

Total assets	$1,551,015	$1,448,295

Liabilities and Stockholders’ Equity
Accounts payable	$297,102	$254,381
Accrued expenses	26,065	22,197
Income taxes payable	813	—
Deposits	394,699	338,251
Borrowed federal funds	65,396	39,027
Revolving line-of-credit facility	20,000	53,000
Term loan, net	129,760	167,508
Derivative instruments, at fair value	4,524	36,710
Other liabilities	1,170	331
Amounts due to Avis (formerly Cendant) under tax receivable agreement	418,359	424,277
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,367,888	1,345,682

Commitments and contingencies (Note 18)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,430 in 2006 and 40,210 in 2005 shares issued and outstanding	404	402
Additional paid-in capital	89,325	82,894
Retained earnings	93,262	18,653
Other comprehensive income, net of tax:
Net unrealized gain on interest rate swaps	234	748
Net unrealized loss on available-for-sale securities	(98)	(84)

Accumulated other comprehensive income	136	664

Total stockholders’ equity	183,127	102,613

Total liabilities and stockholders’ equity	$1,551,015	$1,448,295

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Revenues
Payment processing revenue	$214,641	$173,416	$129,987
Transaction processing revenue	17,528	17,136	18,113
Account servicing revenue	23,999	22,935	21,167
Finance fees	22,351	15,769	9,603
Other	12,728	12,077	10,230

Total revenues	291,247	241,333	189,100

Expenses
Salary and other personnel	60,016	59,986	49,420
Service fees	14,525	11,924	9,534
Provision for credit losses	16,695	8,813	8,131
Technology leasing and support	7,823	8,590	8,169
Occupancy and equipment	6,157	5,874	5,441
Postage and shipping	3,496	2,983	2,748
Communications	1,998	2,067	1,972
Depreciation and amortization	10,988	9,918	7,376
Operating interest expense	23,415	14,519	5,625
Operating interest income	—	—	(3,197)
Other	11,031	10,042	9,721

Total operating expenses	156,144	134,716	104,940

Operating income	135,103	106,617	84,160

Financing interest expense	(14,447)	(12,966)	—
Net realized and unrealized losses on derivative instruments	(4,180)	(65,778)	—

Income before income taxes	116,476	27,873	84,160

Provision for income taxes	41,867	9,220	32,941

Net income	$74,609	$18,653	$51,219

Earnings per share (on a pro-forma basis for 2004):
Basic	$1.85	$0.46	$1.27
Diluted	$1.81	$0.46	$1.25

Weighted average common shares outstanding (on a pro-forma basis for 2004):
Basic	40,373	40,194	40,185
Diluted	41,553	40,735	41,104

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’
OR MEMBER’S EQUITY
(in thousands)

						Accumulated
						other
	Common stock		Additional	Member's	Retained	comprehensive
	Shares	Amount	paid-in capital	contribution	earnings	income (loss)	Total

Balance, January 1, 2004	—	$—	$—	$323,125	$72,997	$24	$396,146

Dividends paid	—	—	—	—	(25,279)	—	(25,279)
Comprehensive income (loss):
Net income	—	—	—	—	51,219	—	51,219
Change in net unrealized loss on available-for-sale securities, net of tax of $(14)	—	—	—	—	—	(22)	(22)

Total comprehensive income (loss)	—	—	—	—	51,219	(22)	51,197

Balance, December 31, 2004	—	—	—	323,125	98,937	2	422,064

Conversion of Wright Express LLC to a Delaware corporation, including issuance of common shares	40,000	400	322,725	(323,125)	—	—	—
Issuance of preferred shares	—	—	(10,000)	—	—	—	(10,000)
Dividends paid	—	—	(206,950)	—	(98,937)	—	(305,887)
Stock issued to employees exercising stock options	25	—	328	—	—	—	328
Stock issued to employees in exchange for Cendant restricted stock units	185	2	3,157	—	—	—	3,159
Conversion of Cendant stock options into Company stock options	—	—	1,524	—	—	—	1,524
Tax benefit from employees’ stock option and restricted stock plans	—	—	60	—	—	—	60
Stock-based compensation	—	—	1,430	—	—	—	1,430
Net adjustment resulting from tax impact of the IPO	—	—	(32,338)	—	—	—	(32,338)
Deferred tax impact of transaction with shareholder	—	—	(258)	—	—	—	(258)
Capital contribution resulting from forgiveness of net amounts due to related party	—	—	3,216	—	—	—	3,216
Comprehensive income:
Net income	—	—	—	—	18,653	—	18,653
Change in net unrealized loss on available-for-sale securities, net of tax of $(42)	—	—	—	—	—	(86)	(86)
Unrealized gain on interest rate swaps, net of tax of $370	—	—	—	—	—	748	748

Total comprehensive income	—	—	—	—	18,653	662	19,315

Balance, December 31, 2005	40,210	$402	$82,894	$—	$18,653	$664	$102,613

Stock issued to employees exercising stock options	163	1	2,228	—	—	—	2,229
Stock issued to employees for vesting of restricted stock units	57	1	—	—	—	—	1
Tax benefit from employees’ stock option and restricted stock plans	—	—	1,047	—	—	—	1,047
Stock-based compensation	—	—	3,537	—	—	—	3,537
Net adjustment resulting from tax impact of the IPO	—	—	(381)	—	—	—	(381)
Comprehensive income (loss):
Net income	—	—	—	—	74,609	—	74,609
Change in net unrealized loss on available-for-sale securities, net of tax of $(12)	—	—	—	—	—	(14)	(14)
Change in net unrealized gain on interest rate swaps, net of tax of $(208)	—	—	—	—	—	(514)	(514)

Total comprehensive income (loss)	—	—	—	—	74,609	(528)	74,081

Balance, December 31, 2006	40,430	$404	$89,325	$—	$93,262	$136	$183,127

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities
Net income	$74,609	$18,653	$51,219
Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Change in net unrealized loss on derivative instruments	(32,186)	36,710	—
Stock-based compensation	4,272	6,994	—
Depreciation and amortization	12,081	11,100	7,376
Gain on sale of investment	(2,188)	—	—
Deferred taxes	34,409	4,228	(809)
Provision for credit losses	16,695	8,813	8,131
Loss (gain) on disposal and impairment of property and equipment	59	(72)	1,016
Change in operating assets and liabilities:
Accounts receivable	(79,944)	(213,776)	(152,983)
Other assets	(4,214)	(1,268)	(1,279)
Accounts payable	42,721	56,734	71,981
Accrued expenses	3,868	4,787	7,622
Income taxes	4,113	(3,300)	—
Other liabilities	839	(128)	(784)
Amounts due to Avis (formerly Cendant) under tax receivable agreement	(14,685)	(15,468)	—
Due to/from related parties	—	45,051	(32,105)

Net cash provided by (used for) operating activities	60,449	(40,942)	(40,615)

Cash flows from investing activities
Purchases of property and equipment	(12,474)	(11,017)	(11,039)
Sales of property and equipment	—	125	1,346
Proceeds from sale of investment	2,188	—	—
Purchases of available-for-sale securities	(2,154)	(3,637)	(985)
Maturities of available-for-sale securities	14,982	425	758
Purchases of fleet card receivables	(86,784)	—	—
Purchases of Federal Home Loan Bank stock	—	—	(43)
Purchases of option contracts	—	—	(144)

Net cash used for investing activities	(84,242)	(14,104)	(10,107)

Cash flows from financing activities
Dividends paid	—	(305,887)	(25,279)
Excess tax benefits of equity instrument share-based payment arrangements	1,047	60	—
Payments in lieu of issuing shares of common stock	(734)	—	—
Proceeds from stock option exercises	2,229	328	—
Net repayments on related party line of credit	—	—	(20,000)
Net increase in deposits	56,448	143,891	102,542
Net increase in borrowed federal funds	26,369	11,930	3,131
Net (repayments) borrowings on revolving line of credit	(33,000)	53,000	—
Loan origination fees paid for revolving line of credit	—	(1,704)	—
Borrowings on term loan, net of loan origination fees of $2,884	—	217,116	—
Repayments on term loan	(38,500)	(50,500)	—

Net cash provided by financing activities	13,859	68,234	60,394

Net change in cash and cash equivalents	(9,934)	13,188	9,672
Cash and cash equivalents, beginning of period	44,994	31,806	22,134

Cash and cash equivalents, end of period	$35,060	$44,994	$31,806

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.	Summary of Significant Accounting Policies
  Consolidation
     The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2006, and 2005 include the accounts of Wright Express and its majority-owned subsidiaries. The accompanying financial statements of Wright Express for the year ended December 31, 2004, present the combined results of Wright Express LLC and Wright Express Solutions and Technologies, LLC. Wright Express LLC and Wright Express Solutions and Technologies, LLC were indirect, wholly owned subsidiaries of Cendant. On January 19, 2005, the assets of Wright Express Solutions and Technologies, LLC were transferred to Wright Express LLC. All significant intercompany accounts and transactions have been eliminated.
     Wright Express’s operations are organized as follows:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet industries. This segment also provides information management services to these fleet customers. The fleet segment derives its revenue primarily from three marketing channels — direct, co-branded and private label.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. Using MasterCard products, businesses are able to facilitate the purchases of products and services in addition to utilizing Wright Express’ information management capabilities.
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
  Presentation
     The Company’s Consolidated Balance Sheet presentation is unclassified due to the predominantly short-term nature of its assets and liabilities.
     On February 22, 2005, Cendant divested 100 percent of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000 shares of common stock with a $0.01 par value per share, and 0.1 shares of Series A non-voting convertible, redeemable preferred stock in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO. In conjunction with this conversion, the balance of member’s contribution was allocated to additional paid-in capital and par value of common stock.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the Consolidated Statement of Income and Consolidated Statement of Cash Flows as the results for the year ended December 31, 2005, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows as the results for the years ended December 31, 2004, reflect the historical results of operations and cash flows of the business unit divested by Cendant in the IPO. As a result, the accompanying consolidated financial statements may not necessarily reflect the Company’s results of operations and cash flows in the future or what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during these periods. See Note 12, “Related Parties,” for a more detailed description of transactions with Cendant.
  Business Description
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. The Company utilizes its wholly owned bank subsidiary, Wright Express Financial Services Corporation, a Utah-chartered industrial bank that is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC to facilitate and manage transactions for vehicle fleets through its proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers.
  Cash and Cash Equivalents
     Highly liquid investments with remaining maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates market value. Cash equivalents include federal funds sold, which are unsecured short-term investments entered into with financial institutions.
  Accounts Receivable
     Accounts receivable balances are stated at net realizable value. The balance includes a reserve for credit losses which reflects management’s estimate of uncollectible balances resulting from credit and fraud losses. The Company’s reserve is based on an ongoing review of the entire accounts receivable portfolio, past loss experience, and current economic conditions that may affect the customers’ ability to pay. The Company charges account balances against the reserve for credit losses when it is probable that the accounts receivable balance will not be collected.
  Investments
     The Company has classified all investment in debt securities, as well as all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity. Realized gains and losses on the sale of available-for-sale securities are recorded on the trade date, are reflected in the Consolidated Statements of Income as Other income, and are determined using the specific identification method. These securities are carried at fair value with net unrealized gains and losses, net of any income tax effect, reported within accumulated other comprehensive income on the Consolidated Balance Sheets. Fair value is generally based on quoted market prices.
     The Company also has an investment in the stock of the Federal Home Loan Bank, which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the Consolidated Balance Sheets.
  Property, Equipment and Capitalized Software
     Property and equipment are stated at cost less accumulated depreciation, which is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally three to 10 years) or the lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Leasehold improvements are amortized over the remaining life of the lease.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
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
  Goodwill and Other Intangibles
     Goodwill and indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment or more frequently if circumstances indicate that an impairment may have occurred, using the discounted cash flow method. Separable intangible assets that have finite useful lives are amortized over those useful lives. The Company’s annual goodwill impairment test, performed as of October 1, did not identify any impairment during the years ended December 31, 2006, 2005 or 2004.
     Long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized $59 of impairment on its long-lived assets during the year ended December 31, 2006, $6 during the year ended December 31, 2005, and $186 during the year ended December 31, 2004.
  Revenue Recognition
     The majority of the Company’s revenues are comprised of transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, which specify that a transaction is considered captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
     A description of the major components of revenue is as follows:
     Payment Processing Revenue—Revenue is primarily derived from transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or, at times, on a combination of both measures. The fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider and recorded as revenue at the time the transaction is captured. Transaction fees are earned in a similar manner for the Company’s MasterCard product.
     Transaction Processing Revenue—The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are also recorded as revenue at the time the transaction is captured.
     Account Servicing Revenue—Revenue is primarily comprised of monthly fees based on fleet accounts on file, both active and inactive. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations.
     Finance Fees—The Company earns revenue by assessing finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision to estimate uncollectible amounts, at the time the fees are

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
assessed. The reserve for uncollectible finance fee income totaled $762 at December 31, 2006, and $623 at December 31, 2005.
     Other—Revenue is primarily comprised of fees from providing ancillary services, such as information services, professional services and marketing services. In addition, interest and dividends earned on investments in available-for-sale securities also are included. Service revenues are recognized in the period that the work is performed and interest and dividend income in the period that it is earned.
  Earnings Per Common Share
     Earnings per common share amounts are computed by dividing net income by weighted-average common stock and common stock equivalent shares (when dilutive) outstanding during the period.
     Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2006	2005	2004

Income available for common stockholders - Basic	$74,609	$18,653	$51,219
Convertible, redeemable preferred stock	674	—	—

Income available for common shareholders - Diluted	$75,283	$18,653	$51,219

     Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Year ended December 31,
On a pro-forma basis for 2004	2006	2005	2004

Weighted average common shares outstanding - Basic	40,373	40,194	40,185
Unvested restricted stock units	549	386	349
Stock options	187	155	126
Convertible, redeemable preferred stock	444	—	444

Weighted average common shares outstanding - Diluted	41,553	40,735	41,104

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	—	444	—

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
  Stock-Based Compensation
     During 2004, under Cendant’s stock-based compensation plans, Cendant common stock awards were granted to the Company’s employees. On January 1, 2003, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company also adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in its entirety on January 1, 2003, which amended SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting. As a result, the Company expenses employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. SFAS 123(R) requires all share-based payments to employees to be recognized in the income statement based on their grant date fair values over the corresponding service period and also requires an estimation of forfeitures when calculating compensation expense. The Company adopted SFAS 123(R) on July 1, 2005, and chose to transition using the “modified prospective” method. The Company did not recognize any additional compensation cost associated with unvested share-based awards as a result of this adoption.
     In connection with the IPO, the Company converted 437 vested and unvested Cendant stock options held by Company employees into 555 vested Wright Express stock options. Because of the vesting acceleration, the Company recorded a one-time charge of $1,524 for this conversion during the year ended December 31, 2005. This charge is included in salary and other personnel expenses on the Company’s Consolidated Statements of Income.
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

     Also in connection with the IPO, the Company converted 217 Cendant restricted stock units held by Company employees into 276 shares of Wright Express common stock on February 22, 2005. Of the 276 shares of Wright Express common stock, 91 were withheld from employees to pay for associated payroll taxes. The Company recorded a one-time charge associated with the accelerated vesting and conversion of Cendant restricted stock units into Wright Express common stock during the year ended December 31, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on the Company’s Consolidated Statements of Income.
     During the year ended December 31, 2004, amounts related to stock-based compensation were cash settled with the Company’s parent company, Cendant, the issuer of the restricted stock units. As such, the Company has reflected the amounts paid to Cendant during the period as a change in the due to/from related parties’ line in the Consolidated Statements of Cash Flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
  Advertising Costs
     Advertising and marketing costs are expensed in the period the advertising occurs. Advertising expenses totaled $3,018 for the year ended December 31, 2006, $2,067 for the year ended December 31, 2005, and $2,038 for the year ended December 31, 2004. Advertising and marketing expenses are included in other expenses on the Consolidated Statements of Income.
  Derivatives
     The Company uses derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the Consolidated Balance Sheets in accordance with SFAS No. 133. Gains or losses related to fuel price derivative instruments are recognized currently in earnings, as they do not qualify for hedge accounting treatment. The instruments are presented on the Consolidated Balance Sheets as Derivatives instruments, at fair value. The Company’s interest rate derivatives are designated as cash flow hedges in accordance with SFAS No. 133 and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. These instruments are presented as either other assets or other liabilities on the Consolidated Balance Sheets.
  Income Taxes
     Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Prior to February 22, 2005, the Company was included in the consolidated federal income tax return of Cendant, and, therefore income taxes payable were included in due to related parties on the December 31, 2004, Consolidated Balance Sheet. In addition, the Company filed unitary and consolidated state income tax returns with Cendant in other jurisdictions where required. The provision for income taxes was computed as if the Company filed its federal and state income tax returns on a stand-alone basis for the years ended December 31, 2004, and for the period ended February 22, 2005.
  Recent Accounting Pronouncements
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement is effective after the first fiscal year that begins after September 15, 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in an enterprise’s financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company continues to analyze and has not determined the effect, if any, the adoption of FIN 48 will have on its financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s results of operations or financial position.
     In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is evaluating the impact, if any, the adoption of SFAS No. 159 will have on its results of operations or financial position.
2. Supplemental Cash Flow Information

	Year ended December 31,
	2006	2005	2004

Interest paid	$35,049	$21,129	$5,556
Income taxes paid	$3,033	$13,504	$—

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     The following non-cash transactions occurred during the year ended December 31, 2006: (i) The Company received updated tax information relative to the change in tax basis of the Company’s assets and liabilities precipitated by the Company’s initial public offering from the Company’s former parent company. This resulted in the Company’s adjusting both amounts due to Avis (formerly Cendant), by approximately $8,767, and the Company’s deferred tax asset by approximately $10,314; such adjustments were offset in additional paid-in-capital. (ii) Additionally, the Company adjusted for changes in expected tax rates on its deferred tax liability related to the change in tax basis of the Company’s assets and liabilities precipitated by the Company’s initial public offering. This adjustment of $1,928 was recorded as a reduction of additional paid-in-capital.
     The following non-cash transactions occurred during the year ended December 31, 2005: (i) The Company’s tax basis of its assets increased creating a deferred tax asset of $407,407. The Company entered into a tax receivable agreement with its former parent company, Cendant Corporation (see Note 16, “Tax Receivable Agreement”), which provides that the Company will make future payments estimated at $439,745. The difference between the asset recorded and the liability payable to Cendant Corporation was recorded as $32,338 charge to additional paid in capital. (ii) The Company issued 40,000 shares of common stock upon the completion of the Company’s initial public offering and as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Cendant received all common stock proceeds from the offering concurrent with their sale of 100 percent of their interest in the Company. (iii) The Company issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Cendant received all preferred stock proceeds from this conversion (see Note 14, “Preferred Stock”).
3. Acquisition of Fleet Receivables
     On December 27, 2006, the Company purchased ExxonMobil’s fleet portfolio for $86,784 with an allowance for loan losses attributable to the portfolio of $608. The fleet receivables have a relatively short life as the Company expects to collect within 90 days. Receivables that the Company expects to collect have been included in the accounts receivable balance and are included in the allowance reserve calculation. A portion of the fleet receivables purchased were from suspended accounts. Under Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the Company is required to record these assets at fair value and any allowance attributable to these assets would be an adjustment to current period provision expense. Any subsequent collections of fleet receivables purchased that were considered suspended accounts and accorded no value originally will be recorded as investment income. The Company's overall assessment and fair value calculation of the entire fleet receivables purchased considered the suspended accounts, as well as other factors during the purchase.
4. Reserves for Credit Losses
     The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2006	2005	2004

Balance, beginning of period	$4,627	$4,212	$5,499
Provision for credit losses	16,695	8,813	8,131
Acquired loss reserve	608	—	—
Charge-offs	(15,630)	(11,810)	(12,725)
Recoveries of amounts previously charged-off	3,449	3,412	3,307

Balance, end of period	$9,749	$4,627	$4,212

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
5. Investments
  Available-for-sale Securities
     The Company’s available-for-sale securities as of December 31 are presented below:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2006
FNMA mortgage-backed securities	$4,976	$—	$104	$4,872

Total asset-backed securities	4,976	—	104	4,872
Other equity securities	3,200	—	49	3,151

Total available-for-sale securities	$8,176	$—	$153	$8,023

2005
FNMA mortgage-backed securities	$3,354	$—	$103	$3,251
Auto-lease backed securities	14,585	—	—	14,585

Total asset-backed securities	17,939	—	103	17,836
Other equity securities	3,065	—	23	3,042

Total available-for-sale securities	$21,004	$—	$126	$20,878

     The gross unrealized losses related to the FNMA mortgage-backed securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2006, are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
     The Company had maturities of $14,982 available-for-sale securities for the year ended December 31, 2006, and $425 of available-for-sale securities for the year ended December 31, 2005.
     The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2006		2005
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	—	—	$14,585	$14,585
Due after 1 year through year 5	—	—	—	—
Mortgage backed securities with original maturities of 30 years	4,976	4,872	3,354	3,251
Other equity securities with no maturity dates	3,200	3,151	3,065	3,042

Total	$8,176	$8,023	$21,004	$20,878

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
  Sale of Investment
     As a member bank of MasterCard, the Company’s wholly-owned bank subsidiary received $500 in cash and 27.6 shares of Class B stock from MasterCard as part of MasterCard’s initial public offering. The Company later sold its shares of MasterCard Class B stock during the fourth quarter of 2006 for a pre-tax gain of approximately $1,700. All of these proceeds were included in other revenues for 2006 on the Consolidated Statements of Income and are reflected on the Consolidated Cash Flows Statements as proceeds from sale of investment in investing activities.
6. Property, Equipment and Capitalized Software, Net
     Property, equipment and capitalized software, net, consists of:

	December 31,
	2006	2005

Furniture, fixtures and equipment	$12,865	$15,087
Computer software	51,979	41,992
Software under development	6,269	5,356
Leasehold improvements	1,310	2,744

Total	72,423	65,179
Less accumulated depreciation and amortization	(32,453)	(26,636)

Total property, equipment and capitalized software, net	$39,970	$38,543

7. Goodwill and Other Intangibles
     Intangible assets consist of:

	December 31,
	2006			2005
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets
Technology	$—	$—	$—	$2,472	$(2,472)	$—

Unamortized intangible assets
Trademark (a)
Fleet			$2,339			$2,339
MasterCard			82			82

Total			$2,421			$2,421

Goodwill
Fleet			$263,148			$263,148
MasterCard			9,713			9,713

Total			$272,861			$272,861

(a) Comprised of the Company’s trade name, which is expected to generate future cash flows for an indefinite period of time.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     No amortization expense was recorded for the years ended December 31, 2006, 2005 and 2004. The amortizable intangible technology asset was written off in 2006 as the Company’s old technology was made obsolete by full utilization of the Company’s new technology platform.
8. Accounts Payable
     Accounts payable consist of:

	December 31,
	2006	2005

Merchants payable	$287,204	$248,862
Other payables	9,898	5,519

Total accounts payable	$297,102	$254,381

9. Deposits and Borrowed Federal Funds
     The following table presents information about deposits:

	December 31,
	2006	2005

Certificates of deposit with maturities within 1 year	$294,313	$294,171
Certificates of deposit with maturities greater than 1 year and less than 5 years	95,340	39,276
Non-interest bearing deposits	5,046	4,778
Money market deposits	—	26

Total deposits	$394,699	$338,251

Weighted average cost of funds on certificates of deposit	5.24%	3.98%

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
     The Company had federal funds lines-of-credit totaling $130,000 at December 31, 2006, and $110,000 at December 31, 2005. The average rate on the outstanding lines-of-credit was 5.41 percent at December 31, 2006, and 4.35 percent at December 31, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2006	2005	2004

Average interest rate:
Deposits	4.85%	3.42%	1.62%
Borrowed federal funds	5.14%	3.51%	1.53%

Average debt balance	$381,673	$313,669	$176,731

10. Derivative Instruments
     Fuel Price Derivatives
     The Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis through 2008. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The Company plans to continue locking in a significant portion of its fuel price related earnings exposure every quarter, on a rolling basis.
     In January 2005 the Company entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The Company intends to lock in a range of prices during any given quarter on a portion of its forecasted earnings subject to fuel price variations. The contracts that extended past March 2005 were terminated in January 2005 and resulted in a realized loss of $8,450.
     The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the Consolidated Statements of Income.

	Year ended December 31,
	2006	2005	2004

Realized losses	$(36,366)	$(29,068)	$—
Unrealized gains (losses)	32,186	(36,710)	—

Net realized and unrealized losses on derivative instruments	$(4,180)	$(65,778)	$—

     Management intends to hold the Options until their scheduled expirations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Interest Rate Swaps
          In April 2005, the Company entered into interest rate swap arrangements (the “Swaps”) with two counterparties. These Swaps were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate debt instruments discussed in Note 11, “Financing Debt.” The fair value of the Swaps are recorded as other assets. The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          The following table summarizes the changes in the fair value of the Swaps.

	Year ended December 31,
	2006	2005	2004

Realized gains (losses)(a)	$1,175	$(273)	$—

Unrealized gains (losses), net of tax impact of $(208) in 2006 and $370 in 2005 (b)	$(514)	$748	$—

(a)	Realized gains and losses on the Swaps have been recorded in financing interest expense on the Consolidated Statements of Income.
(b)	Unrealized gains and losses on the Swaps, net of the tax impact, have been recorded in accumulated other comprehensive income on the Consolidated Balance Sheets. No ineffectiveness was reclassified into earnings during the years shown in the table.
11. Financing Debt
     Revolving Line-of-Credit Facility
          On February 22, 2005, the Company entered into a revolving line-of-credit facility agreement that provided a total available line-of-credit of $130,000 (the “Revolver”). Draws on the Revolver with at least three days notice carry interest based on the one, two, three, or six month LIBOR, at the Company’s option, while draws with less than three days notice carry interest based on the prime rate. The Revolver expires in February 2010. The following table presents information about the Revolver:

	December 31,
	2006	2005

Outstanding balance on revolving line-of-credit with interest based on LIBOR	$20,000	$40,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	—	13,000

Total outstanding balance on revolving line-of-credit facility	$20,000	$53,000

Average rate based on one-month LIBOR	6.75%	5.88%
Average rate based on the prime rate	—	7.75%

          In connection with the Revolver, the Company paid loan origination fees of $1,704. These fees have been recorded as other assets on the Consolidated Balance Sheets. Loan origination fees related to the revolving facility are amortized on a straight-line basis over the term of the credit agreement.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company pays a fee for the unused portion of the Revolver. The fee for the year ended December 31, 2006, was 0.25 percent of the unused balance. The fee for the year ended December 31, 2005, was 0.30 percent of the unused balance. Additionally, the Company had a letter of credit associated with the Revolver. The letter of credit reduces the amount available for borrowings and collateralizes the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. For the year ended December 31, 2006, this fee was 1.5 percent of the liquidation value. For the year ended December 31, 2005, this fee was 1.88 percent of the liquidation value. The balance of the letter of credit was $100 at December 31, 2006, and $8,001 at December 31, 2005.
     Term Loan
          Also on February 22, 2005, the Company entered into a term loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees related to the term loan are amortized using the effective interest rate method. The term loan bears a variable interest rate that is based on LIBOR. The rate in effect was 6.75 percent at December 31, 2006, and 5.88 percent at December 31, 2005. The term loan requires repayment in quarterly principal amounts over five years, and allows for prepayment of principal. The Company repaid $38,500 during the year ended December 31, 2006, and $50,500 during the year ended December 31, 2005, of the initial loan amount.
          As of December 31, 2006, the remaining scheduled principal repayments under the term loan were as follows:

Principal
Repayment

2007	$34,933
2008	$34,933
2009	$48,034
2010	$13,100
2011	$—

Total	$131,000

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the components of financing interest expense:

	Year ended December 31,
	2006	2005

Revolving line-of-credit facility:
Interest expense based on LIBOR	$2,607	$2,178
Interest expense based on the prime rate	448	71
Fees	435	550
Amortization of loan origination fees	341	290

	3,831	3,089

Term loan:
Interest expense based on LIBOR	10,365	8,281
Amortization of loan origination fees	752	892

	11,117	9,173

Realized (gains) losses on interest rate swaps	(1,175)	273

Dividends on preferred stock	674	431

Total financing interest expense	$14,447	$12,966

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	6.01%	4.41%
Based on Prime	8.45%	7.05%

Average debt balance at LIBOR	$196,319	$243,292
Average debt balance at Prime	$5,300	$1,007

     Debt Covenants
          The credit agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks or change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions.
12. Related Parties
          During 2006 and 2005, the Company utilized legal services in the normal course of business from a law firm where the spouse of one of the Company’s officers is a principal. Amounts paid to this law firm in connection with services provided were approximately $48 during 2006 and approximately $71 during 2005.
     Prior to the Initial Public Offering
          On January 31, 2005, Cendant Corporation completed a spin-off of its mortgage and fleet management businesses through the distribution to its stockholders of 100 percent of the shares of its previously wholly-owned subsidiary, PHH Corporation. On that date, PHH Corporation and PHH Vehicle Management Services, LLC ceased to be considered related parties.
          On February 22, 2005, Cendant divested 100 percent of its ownership interest in Wright Express Corporation through an IPO. On that date, Cendant ceased to be considered a related party.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     PHH Corporation
          During the year ended December 31, 2004, PHH Corporation swept cash from the Company’s bank accounts. For the year ended December 31, 2004, the Company’s interest income related to such intercompany balances totaled $3,197. This amount is reflected in operating interest income in the Consolidated Statements of Income.
     PHH Vehicle Management Services, LLC
          PHH Vehicle Management Services, LLC (“PHH”) used (and still uses) the Company’s payment processing services. The Company earned revenue on a percentage of the total gasoline purchased by the clients of PHH. Revenues earned for the month ended January 31, 2005 totaled $688. Revenue earned was $8,633 for the year ended December 31, 2004. These amounts are included in payment processing revenue on the Consolidated Statements of Income.
     Cendant
          Activity with Cendant recorded in due to related parties from January 1 to February 22, 2005 along with the activity for the year ended December 31, 2004, has been presented in the following table:

	2005	2004

Due to Cendant, beginning balance	$91,466	$50,976
Income taxes	(5,970)	33,750
Payroll-related charges	4,127	45,935
Corporate allocations	813	2,831
Dividend	10,797	—
Capital contribution to forgive net amounts due to Cendant	(2,110)	—
MasterCard line-of-credit activity, net	(4,073)	2,398
Cash payments	(95,050)	(44,424)

Due to Cendant, ending balance	$—	$91,466

          Through February 22, 2005, Cendant paid the Company’s income tax liability as part of the consolidated state and federal income tax filings of Cendant and its related entities.
          Cendant administered the Company’s payroll and related expenses. The Company reimbursed Cendant for the administration and the related cost of the payroll expenses.
          As a subsidiary of Cendant, the Company was allocated general corporate overhead expenses from Cendant for various corporate-related functions, as well as other expenses directly attributable to the Company’s operations. Cendant allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, insurance, human resources, telecommunications, real estate and tax services. These amounts are included in other expenses in the Consolidated Statements of Income. The Company believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Cendant to the Company were reasonable and comparable to the amounts that would have been incurred if the Company had performed these functions as a stand-alone company.
          Cendant used cash swept from the Company’s bank accounts to fund the allocated overhead expenses as well as direct charges. Cendant did not charge interest on these balances during any period presented within the Consolidated Financial Statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          During 2005, the Company issued dividends to PHH Corporation of $25,090 and Cendant of $280,797. During 2004, the Company issued dividends to PHH Corporation of $25,279. These dividends are also discussed in Note 13, “Dividends.”
          Also during 2005, in connection with the IPO, the Company entered into a transition services agreement with Cendant. Under the transition services agreement, Cendant provided the Company with various services, including insurance, human resources and employee benefits, payroll, internal audit services, telecommunications services and information technology services. The transition services agreement also contained agreements relating to indemnification, access to information and non-solicitation of employees. The majority of the services covered in the agreement expired by December 31, 2005, with the exception of information technology services and telecommunication services, which are due to expire in February 2007. Telecommunication services and information technology services may be terminated by the Company, without penalty, upon not less than 90 days’ prior written notice to Cendant, except for contractual service commitments with third-party service providers that terminate after such date.
          Under the transition services agreement, the cost of each service generally reflected the same payment terms and was calculated using the same cost allocation methodologies for the particular service as those utilized while the Company was still a subsidiary of Cendant. The transition services agreement was negotiated in the context of a parent-subsidiary relationship. Amounts paid to Cendant, including payroll, under this transition services agreement totaled approximately $45,000 for 2005.
          As a result of the IPO, the tax basis of the Company’s tangible and intangible assets increased to their fair market value. This increase in tax basis reduced the amount of United States federal income tax that the Company might otherwise be required to pay in the future. In this regard, the Company entered into a tax receivable agreement with Cendant that requires the Company to pay Cendant 85 percent of any tax savings that it realizes, subject to Cendant repaying the Company if it is determined that the Company was not entitled to these savings. Under the tax receivable agreement, tax savings that the Company realizes will equal the difference between (i) the income taxes that the Company would pay if the tax basis of its assets was as currently shown on its books and (ii) the income taxes that the Company actually pays taking into account depreciation and amortization deductions attributable to the basis increase in its assets. See Note 16, “Tax Receivable Agreement” for the amounts recorded in relation to this agreement.
          Income tax payments of $13,504 in 2005 exceed the current expense primarily due to the tax benefit that the Company realized while still a subsidiary of Cendant. This benefit totaled $5,700 and was part of the related party activity that the Company settled. Prior to 2005, all income tax payments were part of transactions with Cendant.
     Other Agreements with Former Related Parties
          The Company had an agreement with Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), a former subsidiary of Cendant, to provide the Jackson Hewitt CashCard to Jackson Hewitt’s customers. The agreement expired on September 30, 2005. Under the agreement, the Company provided a MasterCard debit card, branded under the Jackson Hewitt name, to Jackson Hewitt customers, which allowed these customers to receive their tax refund proceeds on the card. The Company prepared, produced and distributed to Jackson Hewitt the cards, cardholder agreements and related disclosures, established a cardholder relationship with the customer and managed the customer’s transactions. As part of the revenue sharing, the Company paid Jackson Hewitt 50 percent of the net revenue, which included interchange revenue received from MasterCard, cardholder fees and interest revenue, less transaction processing costs and direct program support charges, including fraud and credit losses, incurred by the Company and third-party vendors. Under this agreement, the Company received $1,834 in gross revenue from the period January 1 to February 22, 2005, and $3,479 for the year ended December 31, 2004.
          The Company had an agreement with Terrapin Funding LLC, a subsidiary of Cendant, pursuant to which the Company purchased asset-backed securities. There were no specific terms or minimum purchase requirements. Under this agreement, the Company received approximately $74 in interest income for the period January 1 to February 22, 2005, and $381 for the year ended December 31, 2004.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company has an agreement with Cendant Travel Distribution Services, Inc. (“TDS”), a subsidiary of Cendant, to provide a MasterCard rotating account program. Under this agreement, subsidiaries and affiliates of TDS may participate in the program for their purchasing needs, particularly, their online reservation systems. TDS pays for all purchases made on any rotating accounts, and the Company pays TDS a rebate based on the purchase agreement, the Company received approximately $255 in revenue for the period January 1 to February 22, 2005 and $889 for the year ended December 31, 2004.
          The Company has an agreement with Cendant Operations, Inc., a subsidiary of Cendant, to provide a MasterCard program. Under this agreement, the Company provides MasterCard purchasing charge cards to various Cendant subsidiaries and affiliates. Cendant pays for all of its purchase transactions, and the Company pays Cendant a rebate based on the purchases. Under this agreement, the Company received approximately $115 in revenue for the period January 1 to February 22, 2005 and approximately $403 for the year ended December 31, 2004.
13. Dividends
          On January 25, 2005 the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Cendant and the Company’s parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Cendant and the Company’s corporate parent at that time. Both of these dividends were declared prior to Wright Express becoming a publicly traded company. During 2004, the Company paid dividends of $25,279 to PHH Corporation.
14. Preferred Stock
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2005, and 2006 with a par value of $0.01 per share and a purchase price per share and liquidation value, per share of $100,000. The discussion below highlights the features of the preferred stock. Given these features, the Company has treated the preferred stock as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Accordingly, dividends are recorded as interest expense on the Consolidated Statements of Income.
          Voting rights. Except in the limited circumstances described below and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible preferred stock has no voting power with respect to the election of directors or any other stockholder matters. Consent of the holders of at least 50 percent of the outstanding Series A non-voting convertible preferred stock, voting as a separate class, is required to (i) increase the authorized number of shares of Series A non-voting convertible preferred stock, or (ii) amend or repeal the Company’s certificate of incorporation in a manner that adversely affects the rights, preferences or privileges granted to the Series A non-voting convertible preferred stock.
          Dividends. The holder of each share of Series A non-voting convertible preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by $100,000 per share of the Series A non-voting convertible preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will increase by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30 percent. At December 31, 2006, this rate was 6.87 percent and at December 31, 2005, this rate was 6.00 percent. The Company recorded interest expense of $674 related to these dividends for the year ended December 31, 2006, and $431 for the year ended December 31, 2005. These dividends have been recorded as financing interest expense on the Consolidated Statements of Income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Liquidation preference. In the event of the Company’s liquidation, dissolution or winding up, the holders of the Series A non-voting convertible preferred stock are entitled to receive a liquidation preference of an amount per share of Series A non-voting convertible preferred stock equal to the sum of (i) $100,000 per share of the Company’s Series A non-voting convertible preferred stock, plus (ii) accrued but unpaid dividends. The liquidation preference will be adjusted for combinations, consolidations, subdivisions or splits of the Company’s Series A non-voting convertible preferred stock. A merger, acquisition or sale of all or substantially all of the Company’s and its subsidiaries’ assets, in each case, in which the holders of the Company’s common stock immediately prior to such transaction hold less than 50 percent of the voting power of the surviving or purchasing entity is treated as a liquidation of the Company for these purposes. After payment in full to creditors, if the Company’s assets are insufficient to pay the liquidation preference to the holders of the Series A non-voting convertible preferred stock, all of the Company’s assets will be distributed ratably among the holders of Series A non-voting convertible preferred stock, based upon the total liquidation preference due each holder. After payment of the liquidation preference to the holders of the Series A non-voting convertible preferred stock, the Company’s remaining assets will be distributed to the holders of the Company’s common stock.
          Conversion. Each share of Series A non-voting convertible preferred stock may, in certain limited circumstances, at the option of the holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. In addition, in the event of certain mergers, acquisitions or sales of assets, each holder will have the right to receive a make-whole premium. The initial per share conversion price is $22.50 per share and is subject to anti-dilution adjustments. Conversion rights may only be exercised (i) after five years from the date of issuance of the Series A non-voting convertible preferred stock and only if the Company indicates its intention to redeem or (ii) immediately prior to a merger, acquisition or sale of all or substantially all of the Company and its subsidiaries’ assets.
          Redemption rights. At any time after five years from the date of issuance of the Series A non-voting convertible preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible preferred stock for $100,000 per share in cash or shares of common stock equal to 101 percent of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible preferred stock for $100,000 per share in cash equal to the liquidation preference on the redemption date. At the Company’s option, shares of the Company’s common stock having the fair market value of the redemption price — see “Liquidation preference” above may be used to satisfy the redemption request. After 10 years from the date of issuance of the Series A non-voting convertible preferred stock, all of the outstanding shares of Series A non-voting convertible preferred stock must be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
15. Income Taxes
          Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	Year ended December 31,
	2006	2005	2004

Current
Federal	$8,949	$3,109	$28,250
State	(2,213)	2,122	5,500

	6,736	5,231	33,750

Deferred
Federal	31,738	6,724	(654)
State	3,393	(2,735)	(155)

	35,131	3,989	(809)

Total Federal	$40,687	$9,833	$27,596
Total State	1,180	(613)	5,345

Provision for income taxes	$41,867	$9,220	$32,941

          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on net income from operations is as follows:

	Year ended December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	(2.6)	4.0
Dividend exclusion	0.2	0.5	—
Other	0.1	0.2	0.1

Effective tax rate	36.0%	33.1%	39.1%

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2006	2005

Deferred assets related to:
Reserve for credit losses	$3,815	$1,846
Stock-based compensation, net	2,589	553
Accrued expenses	439	256
State net operating loss carry forwards	8,001	5,042
Derivatives	—	10,621
Tax deductible goodwill, net	373,874	387,904

	388,718	406,222

Deferred tax liabilities related to:
Other assets	1,317	2,139
Property, equipment and capitalized software	7,362	694
Derivatives	2,655	—
Unrealized gains on interest rate swaps and available-for-sale securities, net	108	311

	11,442	3,144

Deferred income taxes, net	$377,276	$403,078

          The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the Consolidated Balance Sheets.
          The Company had approximately $148,564 of state net operating loss carry forwards at December 31, 2006, and $61,933 at December 31, 2005. These expire at various times through 2026. The Company believes it is “more likely than not” that the state net operating losses will be utilized within the carry forward period. No valuation allowances have been established for these deferred tax income taxes.
16. Tax Receivable Agreement
          As a consequence of the Company’s separation from Cendant in February 2005, the Company increased the tax basis of its tangible and intangible assets to their fair market value. This increase in tax basis allows the Company to reduce the amount of future tax payments to the extent that the Company has future taxable income. As a result of the increase in tax basis, the Company was entitled to future tax benefits of $517,347. The Company is obligated, however, pursuant to its Tax Receivable Agreement with Avis (formerly Cendant), to pay to Avis, on an after-tax basis, 85 percent of the amount of tax the Company saves for each tax period as a result of these increased tax benefits. The Company had initially recorded $424,277 for this obligation to Avis as a liability on the Consolidated Balance Sheets. During the year ended December 31, 2006, the Company received updated tax information relative to the new tax basis of the tangible and intangible assets at the time of the initial public offering from the Company’s former parent company. This resulted in increasing both the deferred tax asset by approximately $10,314 and amounts due to Avis by approximately $8,767. Such adjustments were offset in additional paid-in-capital. The payable due to Avis at the end of 2006 is $418,359.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
17. Employee Benefit Plans
          Commencing in March 2005, the Company sponsors a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,476 for the year ended December 31, 2006, and $1,131 for the period March 7 to December 31, 2005.
          Prior to March 2005, the Company participated in a Cendant sponsored 401(k) retirement and savings plan, which had essentially the same provisions as the plan that the Company currently sponsors. The Company contributed $137 to this plan from the period January 1 to March 6, 2005 and $1,181 the year ended December 31, 2004.
          The Company also maintains a grantor’s trust to hold assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $1,319 at December 31, 2006, and $476 at December 31, 2005. These amounts are included in other liabilities on the Consolidated Balance Sheets. The assets held in trust are designated as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which required securities to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities with the trust was $1,319 at December 31, 2006, and $476 at December 31, 2005. Such amounts are included in other assets on the Consolidated Balance Sheets.
18. Commitments and Contingencies
     Litigation
          On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against FSC in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2,779 paid to the Company prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526 by way of an amended complaint on December 1, 2003. The Company filed an answer on July 30, 2004 asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $705; (ii) Enron would grant FSC, pursuant to section 502(h) of the United States Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $705; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement. On May 12, 2006, the Company paid Enron $705. The 502(h) claim was subsequently sold on May 15, 2006 in exchange for $268. Such amounts have been included in the provision for credit losses on the Consolidated Statements of Income.
          In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     Extension of Credit to Customers
          The Company had commitments aggregating approximately $2,730,000 at December 31, 2006, and $1,912,000 at December 31, 2005, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of established lending product agreements. Many of these are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. These amounts are not recorded on the Consolidated Balance Sheets. These amounts may increase during 2007 as the Company extends credit to customers as part of its lending product agreements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Operating Leases
          The Company leases office space and equipment under non-cancelable operating leases that expire at various dates through 2019. Two of the Company’s office space lease agreements were renewed during 2006 to extend their lives. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to these leases amounted to $3,178 for the year ended December 31, 2006, $3,022 for the year ended December 31, 2005, and $3,002 for the year ended December 31, 2004. These amounts were included in occupancy and equipment on the Consolidated Statements of Income. The Company also leases information technology hardware and software under non-cancelable leases that expire at various dates through 2009. Along with these non-cancelable agreements, the Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to these leases totaled $2,422 for the year ended December 31, 2006, $3,559 for the year ended December 31, 2005, and $2,356 for the year ended December 31, 2004. These amounts were included in technology leasing and support on the Consolidated Statements of Income.
          Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2007	$3,700
2008	2,713
2009	2,267
2010	1,808
2011-2019	13,162

Total	$23,650

19. Cash and Dividend Restrictions
     Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2006, or 2005.
     Dividends
          FSC is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, FSC may only pay a dividend out of undivided profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from FSC and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, the FSC’s capital stock is $5,250 and its capital surplus exceeds 100 percent of capital stock.
          Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2006, 2005, and 2004.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
20. Stock-Based Compensation
          Prior to February 22, 2005, Cendant granted stock options and restricted stock units to the Company’s employees. On February 22, 2005 the Company converted substantially all vested and unvested Cendant stock options into fully vested options to purchase the Company’s common stock. Also on February 22, 2005, the Company converted all Cendant restricted stock units into fully vested shares of the Company’s common stock.
     Stock Options
          Employee stock options granted by Cendant generally had a 10-year term, vested ratably over periods ranging from two to five years and were granted with exercise prices at then-current fair market value. All Cendant stock options that converted to options to purchase the Company’s common stock have the remainder of their original lives, are fully vested and were converted such that for each Cendant stock option an employee received 1.27 options to purchase the Company’s common stock. The activity of the stock option plans related to the Company’s employees consisted of:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options (c)	Price	Options	Price	Options	Price

Cendant stock options
Beginning balance	—	—	657	$17.49	903	$17.42
Exercised	—	—	(97)	14.18	(226)	17.21
Forfeited	—	—	—	—	(20)	17.69
Granted due to PHH Corporation spin off (a)	—	—	28	17.49	—	—

Cendant stock options prior to conversion	—	—	588	18.04	657	17.49

Declined or ineligible for conversion to Wright Express stock options	—	—	(151)	17.60	—	—
Converted to Wright Express stock options	—	—	(437)	17.44	—	—

Ending balance (b)	—	—	—	—	657	$17.49

Wright Express stock options
Beginning balance	530	$13.72	—	—	—	—
Converted from Cendant stock options	—	—	555	$13.72	—	—
Exercised	(163)	$13.69	(25)	13.65	—	—

Ending balance	367	$13.74	530	$13.72	—	—

(a)	On January 31, 2005, Cendant completed a spin-off of PHH Corporation. As a result of this transaction, employees who held options to purchase Cendant stock at January 31, 2005 received approximately 1.425 options for each option they held.

(b)	The ending balance of Cendant options shown for 2005 is the ending balance at February 22, 2005.

(c)	The balance of Cendant stock options not converted to Wright Express stock options are not recorded on the Company’s books of record, these are accounted for on the books of Cendant Corporation.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The table below summarizes information regarding outstanding and exercisable options to purchase the Company’s common stock issued to employees as of December 31, 2006:

	Outstanding and Exercisable Options
		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Number of	Life (in	Exercise
	Options	years)	Price

$5.00 to $7.49	1	3.5	$5.72
$7.50 to $9.99	15	4.9	9.75
$10.00 to $12.49	37	4.2	10.53
$12.50 to $15.00	314	5.1	14.33

Total	367	5.0	$13.74

     Restricted Stock Units
          Cendant restricted stock units granted to the Company’s employees were to vest ratably over a four-year period. At February 22, 2005, the Company converted all unvested Cendant restricted stock units into fully vested unrestricted shares of the Company’s common stock. The activity of the restricted stock unit plans related to the Company’s employees consisted of:

	Year ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
	Restricted	Average	Restricted	Average	Restricted	Average
	Stock Units	Grant Price	Stock Units	Grant Price	Stock Units	Grant Price

Cendant restricted stock units
Beginning balance	—	—	331	$20.73	132	$13.65
Granted, at fair market value	—	—	—	—	254	23.13
Vested	—	—	(2)	14.19	(33)	13.65
Forfeited	—	—	—	—	(22)	16.60
Granted due to PHH Corporation spin off (a)	—	—	17	20.18	—	—
Converted to Wright Express common stock	—	—	(346)	20.73	—	—

Ending balance	—	—	—	—	331	$20.73

Wright Express restricted stock units
Beginning balance	565	$19.41	—	—	—	—
Granted, at fair market value (b)	186	26.16	586	$19.36	—	—
Vested	(101)	19.58	—	—	—	—
Forfeited	(44)	19.03	(21)	18.00	—	—

Ending balance	606	21.48	565	$19.41	—	—

(a)	On January 31, 2005, Cendant completed a spin-off of PHH Corporation. As a result of this transaction, employees who held Cendant restricted stock units at January 31, 2005 received approximately 1.425 restricted stock units for each restricted stock unit they held.

(b)	The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors that are payable in shares of the Company’s common stock as a one-time distribution upon termination of services.

          The Company records compensation expense for Wright Express restricted stock units on a basis consistent with the related vesting periods. The Company’s stock-based compensation awards vest over four years from the date of grant. The Company recorded compensation expense for Wright Express restricted stock units totaling

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
$3,364 for the year ended December 31, 2006, and $1,412 for 2005. Cendant allocated to the Company the cost of Cendant restricted stock units totaling $885 for the year ended December 31, 2004. The compensation cost for Wright Express and Cendant restricted stock units are included within salary and other personnel expenses on the Company’s Consolidated Statements of Income.
21. Subsequent Event
          On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75,000 of its common stock over the next 24 months. The program will be funded primarily through the Company’s future cash flows. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
22. Segment Information
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
          The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 10, "Derivative Instruments”) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with the Company’s IPO (as discussed in Note 1, “Summary of Significant Accounting Policies”).
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following tables present the Company’s operating segment results for the years ended December 31, 2006, 2005 and 2004:

		Operating	Operating	Depreciation	Provision for
	Total	Interest	Interest	and	(Benefit from)	Adjusted Net
	Revenues	Expense	Income	Amortization	Income Taxes Income	(Loss)

Year ended December 31, 2004
Fleet	$176,911	$5,410	$(3,197)	$7,072	$32,475	$50,494
MasterCard	12,189	215	—	304	466	725

Total	$189,100	$5,625	$(3,197)	$7,376	$32,941	$51,219

Year ended December 31, 2005
Fleet	$226,016	$13,813	$—	$9,739	$28,937	$47,069
MasterCard	15,317	706	—	179	910	1,840

Total	$241,333	$14,519	$—	$9,918	$29,847	$48,909

Year ended December 31, 2006
Fleet	$271,901	$21,667	$—	$10,796	$26,558	$52,332
MasterCard	19,346	1,748	—	192	1,944	3,456

Total	$291,247	$23,415	$—	$10,988	$28,502	$55,788

     The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2006	2005	2004

Adjusted net income	$55,788	$48,909	$51,219
Change in net unrealized loss on derivative instruments	32,186	(36,710)	—
Loss related to the termination of the derivative contracts that extended past March 2005	—	(8,450)	—
Costs associated with the conversion of equity instruments and the vesting of restricted cash units	—	(5,723)	—
Tax impact	(13,365)	20,627	—

Net income	$74,609	$18,653	$51,219

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
23. Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2006 and 2005, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2006
Total revenues	$64,638	$76,164	$79,689	$70,756
Operating income	$28,907	$38,512	$39,133	$28,551
Net income (a)	$11,350	$9,856	$34,444	$18,959
Earnings per share:
Basic	$0.28	$0.24	$0.85	$0.47
Diluted	$0.28	$0.24	$0.83	$0.46

2005
Total revenues	$52,202	$57,311	$67,395	$64,425
Operating income	$15,335	$26,027	$34,070	$31,185
Net (loss) income	$(18,473)	$14,984	$(6,185)	$28,327
Earnings per share (on a pro-forma basis):
Basic	$(0.46)	$0.37	$(0.15)	$0.70
Diluted	$(0.46)	$0.37	$(0.15)	$0.69

(a)	Approximately $428 reduction to net income in the Fourth quarter of 2006 resulted from prior year stock-based compensation expense that should have been recorded in 2005. The Company believes that the correction in 2006 is not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     The principal executive officers and principal financial officers of Wright Express Corporation evaluated the effectiveness of their disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officers and principal financial officers of Wright Express Corporation concluded that their Company’s disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control Over Financial Reporting
     Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on Wright Express’ evaluation under the framework in Internal Control — Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2006.
     Deloitte & Touche, LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is contained below.
Changes in Internal Control Over Financial Reporting
     There were changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Subsequent to the initial issuance of our consolidated financial statements for the year ended December 31, 2005, the Company determined that it was necessary to restate these financial statements due to the goodwill and deferred income tax errors. The Company has implemented changes to its internal control over the accounting for goodwill and the associated deferred income taxes during the period covered by this report. The Company will continue to assess these changes and will supplement them as necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation and Subsidiaries
South Portland, Maine
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Wright Express Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the Company’s adoption of SFAS 123 (R) “Share Based Payments” in 2005 and the presence of related party transactions.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts

February 27, 2007
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
     See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     See the Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     The following documents are filed as part of this report:
          1. Financial Statements (see Index to Financial Statements on page 38).

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

†	10.1
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.2
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

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
Wright Express Corporation Amended and Restated Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2006, File No. 001-324426).**

	10.12
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

Exhibit No.		Description
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

†	10.20
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.21
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.22
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.23	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

†	10.24
Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

	10.25
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

	10.26
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

	10.27
Form of confirmation evidencing purchases of diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

†*	10.28	Separation Agreement between Katherine M. Greenleaf and Wright Express Corporation (including a General Release), dated as of December 6, 2006.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1
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

WRIGHT EXPRESS CORPORATION
February 27, 2007	By:	/s/ Melissa D. Smith
Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2007	/s/ Michael E. Dubyak Michael E. Dubyak
President, Chief Executive Officer and Director
(Principal Executive Officer)

February 27, 2007	/s/ Rowland T. Moriarty Rowland T. Moriarty
Non-Executive Chairman of the Board of Directors

February 24, 2007	/s/ Shikhar Ghosh Shikhar Ghosh
Director

February 27, 2007	/s/ Ronald T. Maheu Ronald T. Maheu
Director

February 23, 2007	/s/ George L. McTavish George L. McTavish
Director

February 27, 2007	/s/ Kirk Pond Kirk Pond
Director

February 27, 2007	/s/ Regina O. Sommer Regina O. Sommer
Director

February 27, 2007	/s/ Jack A. VanWoerkom Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

	4.1
Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

†	10.1
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.2
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

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
Wright Express Corporation Amended and Restated Short Term Incentive Plan (incorporated by reference to Exhibit No. 10.to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2006, File No. 001-324426).**

	10.12
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

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

Exhibit No.		Description
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

†	10.20
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.21
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod Demeter (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.22
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine Greenleaf (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.23	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

†	10.24
Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

	10.25
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

	10.26
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

	10.27
Form of confirmation evidencing purchases of diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-324426).

†*	10.28	Separation Agreement between Katherine M. Greenleaf and Wright Express Corporation (including a General Release), dated as of December 6, 2006.

*	21.1	Subsidiaries of the registrant.

*	23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1
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