Form 10-Q
period 2007-03-31
Wright Express CORP
filed 2007-05-03
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

	Commission file number		001-32426

WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)
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
Yes ☐     No ☑
There were 39,936,725 shares of common stock $0.01 par value outstanding as of April 26, 2007.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007	December 31,
	(unaudited)	2006

Assets
Cash and cash equivalents	$20,108	$35,060
Accounts receivable (less reserve for credit losses of $10,125 in 2007 and $9,749 in 2006)	911,785	802,165
Available-for-sale securities	7,766	8,023
Property, equipment and capitalized software, net	43,506	39,970
Deferred income taxes, net	371,654	377,276
Intangible assets	2,421	2,421
Goodwill	272,861	272,861
Other assets	13,663	13,239

Total assets	$1,643,764	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$353,359	$297,102
Accrued expenses	18,877	26,065
Income taxes payable	—	813
Deposits	387,801	394,699
Borrowed federal funds	94,244	65,396
Revolving line-of-credit facility	45,000	20,000
Term loan, net	119,115	129,760
Derivative instruments, at fair value	15,115	4,524
Other liabilities	4,633	1,170
Amounts due to Avis under tax receivable agreement	416,743	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,464,887	1,367,888

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,557 in 2007 and 40,430 in 2006 issued	406	404
Additional paid-in capital	91,059	89,325
Retained earnings	101,599	93,262
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities	(90)	(98)
Net unrealized gain on interest rate swaps	61	234

Accumulated other comprehensive income	(29)	136
Less treasury stock at cost, 489 shares in 2007 and no shares in 2006	(14,158)	—

Total stockholders’ equity	178,877	183,127

Total liabilities and stockholders’ equity	$1,643,764	$1,551,015

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006

Revenues
Payment processing revenue	$54,194	$46,956
Transaction processing revenue	3,475	4,210
Account servicing revenue	6,180	5,915
Finance fees	5,566	5,238
Other	2,407	2,319

Total revenues	71,822	64,638

Expenses
Salary and other personnel	16,129	14,354
Service fees	3,671	3,040
Provision for credit losses	6,263	3,918
Technology leasing and support	2,340	1,863
Occupancy and equipment	1,594	1,592
Depreciation and amortization	3,302	2,514
Operating interest expense	6,921	4,607
Other	4,699	3,843

Total operating expenses	44,919	35,731

Operating income	26,903	28,907

Financing interest expense	(3,130)	(3,728)
Net realized and unrealized losses on derivative instruments	(10,690)	(7,478)

Income before income taxes	13,083	17,701
Provision for income taxes	4,746	6,351

Net income	8,337	11,350

Change in net unrealized loss on available-for-sale securities, net of tax effect of $5 in 2007 and $(41) in 2006	8	(63)
Change in net unrealized gain on interest rate swaps, net of tax effect of $(120) in 2007 and $86 in 2006	(173)	68

Comprehensive income	$8,172	$11,355

Earnings per share:
Basic	$0.21	$0.28
Diluted	$0.20	$0.28

Weighted average common shares outstanding:
Basic	40,347	40,245
Diluted	41,069	40,983

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006

Cash flows from operating activities
Net income	$8,337	$11,350
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Change in net unrealized loss on derivative instruments	10,591	1,426
Stock-based compensation	1,001	707
Depreciation and amortization	3,742	2,804
Deferred taxes	5,737	5,556
Provision for credit losses	6,263	3,918
Loss on disposal and impairment of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(115,883)	(78,612)
Other assets	(150)	351
Accounts payable	56,257	69,317
Accrued expenses	(7,251)	(4,759)
Income taxes	(1,465)	—
Other liabilities	623	873
Amounts due to Avis	(1,616)	—

Net cash (used for) provided by operating activities	(33,814)	12,936

Cash flows from investing activities
Purchases of property and equipment	(3,998)	(2,655)
Purchases of available-for-sale securities	(35)	(33)
Maturities of available-for-sale securities	305	14,623

Net cash (used for) provided by investing activities	(3,728)	11,935

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	843	162
Payments in lieu of issuing shares of common stock	(809)	(682)
Proceeds from stock option exercises	764	483
Net decrease in deposits	(6,898)	(53,896)
Net increase in borrowed federal funds	28,848	9,677
Net borrowings (repayments) on revolving line of credit	25,000	(1,000)
Repayments on term loan	(11,000)	(5,500)
Purchase of shares of treasury stock	(14,158)	—

Net cash provided by (used for) financing activities	22,590	(50,756)

Net change in cash and cash equivalents	(14,952)	(25,885)
Cash and cash equivalents, beginning of period	35,060	44,994

Cash and cash equivalents, end of period	$20,108	$19,109

Supplemental cash flow information:
Interest paid	$9,636	$8,584
Income taxes (received) paid	$(368)	$380

Significant non-cash transactions:
Capitalized software licensing agreement	$2,840	$—

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
     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007.
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
     On July 13, 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation. However, as we accrue for such liabilities when they arise, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2. Goodwill and Other Intangible Assets
     Other intangible assets have been included in other assets on the condensed consolidated balance sheets. Intangible assets consisted of:

	March 31,	December 31,
	2007	2006

Unamortized Intangible Assets
Goodwill
Fleet	$263,148	$263,148
MasterCard	9,713	9,713

Total	$272,861	$272,861

Trademark
Fleet	$2,339	$2,339
MasterCard	82	82

Total	$2,421	$2,421

     At March 31, 2007 and December 31, 2006, Wright Express had no amortizable intangible assets.
3. Deposits and Borrowed Federal Funds
     The following table presents information about deposits:

	March 31,	December 31,
	2007	2006

Certificates of deposits with maturities within 1 year	$316,491	$294,313
Certificates of deposits with maturities greater than 1 year and less than 5 years	66,076	95,340
Non-interest bearing deposits	5,234	5,046

Total	$387,801	$394,699

Weighted average cost of funds on certificates of deposit	5.28%	5.24%

     The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended March 31,

	2007	2006

Average interest rate:
Deposits	5.27%	4.25%
Borrowed federal funds	5.46%	4.66%

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     We had federal funds lines of credit of $115,000 at March 31, 2007, and $130,000 at December 31, 2006. The average rate on the outstanding lines of credit was 5.59 percent at March 31, 2007, and 5.41 percent at December 31, 2006.
4. Derivative Instruments
     We use derivative instruments as part of our overall strategy to manage our exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. As a matter of policy, we do not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the condensed consolidated balance sheets in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses related to fuel price derivative instruments are recognized currently in earnings, as they do not qualify for hedge accounting treatment. The instruments are presented on the condensed consolidated balance sheets as Derivative instruments, at fair value. Our interest rate derivatives are designated as cash flow hedges in accordance with SFAS No. 133 and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. These instruments are presented as either other assets or other liabilities on the condensed consolidated balance sheets.
  Fuel Price Derivatives
     We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis through March 2009. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure. We plan to continue locking in a significant portion of our fuel price related earnings exposure every quarter on a rolling basis.
     The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the condensed consolidated statements of income and comprehensive income.

	Three months ended
	March 31,

	2007	2006

Realized losses	$(99)	$(6,052)
Unrealized losses	(10,591)	(1,426)

Net realized and unrealized losses on derivative instruments	$(10,690)	$(7,478)

     Management intends to hold the Options until their scheduled expirations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
  Interest Rate Swaps
     In April 2005, the Company entered into interest rate swap arrangements (the “Swaps”) with two counterparties. The Swaps were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate debt instruments. The fair value of the Swaps is recorded as other assets. The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

     The following table summarizes the changes in the fair value of the Swaps.

	Three months ended
	March 31,

	2007	2006

Realized gains (a)	$297	$202

Unrealized (losses) gains, net of tax impact of $(120) in 2007 and $86 in 2006 (b)	$(173)	$68

(a)	Realized gains on the Swaps have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income.
(b)	Unrealized gains and losses on the Swaps, net of the tax impact, have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. No ineffectiveness was reclassified into earnings during the periods shown in the table.
5. Earnings per Share
     Diluted earnings per common share are calculated using weighted-average shares outstanding, less weighted-average shares reacquired during the period, adjusted for the dilutive effect of shares issuable upon the assumed conversion of our convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The interest expense on convertible, redeemable preferred stock is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Income available for common stockholders used to calculate earnings per share is as follows:

	Three months ended
	March 31,

	2007	2006

Income available for common stockholders — Basic	$8,337	$11,350
Convertible, redeemable preferred stock (a)	—	—

Income available for common stockholders — Diluted	$8,337	$11,350

(a)	Amounts were anti-dilutive for both periods.
     Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Three months ended
	March 31,

	2007	2006

Weighted average common shares outstanding — Basic	40,347	40,245
Unvested restricted stock units	572	533
Stock options	150	205
Convertible, redeemable preferred stock (a)	—	—

Weighted average common shares outstanding — Diluted	41,069	40,983

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—
Stock options	—	—
Convertible, redeemable preferred stock	444	444

Total	444	444

(a)	Amounts were anti-dilutive for both periods.
6. Commitments and Contingencies
  Litigation
     We are not involved in any material legal proceedings. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
7. Segment Information
     Operating segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The operating

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.
     Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments.
     We operate in two reportable segments, fleet and MasterCard. The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The fleet operating segment derives its revenue primarily from three marketing channels — direct, co-branded and private label. The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
     The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the MasterCard segment in the computation of segment results for internal evaluation purposes. Total assets are also not allocated to the segments.
     The following table presents our operating segment results for the three months ended March 31, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended March 31, 2007
Fleet	$66,889	$6,322	$3,144	$8,573	$14,263
MasterCard	4,933	599	158	304	534

Total	$71,822	$6,921	$3,302	$8,877	$14,797

Three months ended March 31, 2006
Fleet	$61,087	$4,329	$2,477	$6,658	$11,902
MasterCard	3,551	278	37	203	364

Total	$64,638	$4,607	$2,514	$6,861	$12,266

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,

	2007	2006

Adjusted net income	$14,797	$12,266
Unrealized losses on derivative instruments	(10,591)	(1,426)
Tax impact of unrealized losses	4,131	510

Net income	$8,337	$11,350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2006, the notes accompanying those financial statements as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2007 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of this report.
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
•	Total payment processing fuel transactions for the first quarter increased 16.3 percent from the same period last year to 50.6 million. The increase was primarily driven by the conversion of ExxonMobil from a transaction processing program to a payment processing program in December 2006. Without the impact of the conversion, payment processing fuel transactions increased 5.4 percent from the same period last year to 45.8 million.

•	The fuel price per gallon for payment processing transactions during the first quarter of 2007 was $2.43. This was consistent with the same period a year ago. The collar on our fuel derivatives had a floor of $2.29 and a ceiling of $2.36 for the first quarter of this year compared to a floor of $1.88 and a ceiling of $1.95 for the first quarter of 2006. As a result of the higher floor and ceiling on the derivative instruments, the realized losses were $0.1 million in the first quarter of 2007 compared to the realized losses of $6.1 million in 2006.

•	Credit losses in the fleet operating segment were $5.8 million for the first quarter of 2007 versus $3.6 million for the first quarter of 2006. The conversion of ExxonMobil to a payment processing program contributed $1.2 million to credit loss expense. The additional credit loss expense is linked to higher net accounts receivable as a result of this conversion. The remaining increase was driven by higher charge-offs in our other fleet portfolios. The higher charge-offs correlate to historically high fuel prices in June, July and August of 2006.

•	Total MasterCard purchase volume grew to $116 million for the quarter ended March 31, 2007, an increase of 43 percent over last year. Growth was primarily driven by spend on the rotating purchase card product which helps companies manage spending.

•	Our average interest rate for operating debt, which includes deposits and federal funds, increased from 4.3 percent in the first quarter of 2006 to 5.3 percent in 2007.

•	Our effective tax rate was 36.3 percent for the first quarter of 2007 and 35.9 percent for the same period last year. Quarterly and yearly fluctuations in the effective tax rate are primarily due to the impact of realized and unrealized gains and losses on our fuel price derivatives on the allocation of our taxable income between states.

•	On February 7, 2007, the Board of Directors approved a share repurchase program authorizing the purchase of up to $75 million of our common stock over the next 24 months. The program will be funded primarily through the Company’s future cash flows. Share repurchases will be made on the open market and may be commenced or suspended at any time. Management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased. During the quarter, we repurchased approximately 0.5 million shares at an average price of $28.97.
Results of Operations
Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)

	Three months
	ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

Revenues
Payment processing revenue	$49.6	$43.6	$6.0	14%
Transaction processing revenue	3.5	4.2	(0.7)	(17)%
Account servicing revenue	6.2	5.9	0.3	5%
Finance fees	5.5	5.2	0.3	6%
Other	2.1	2.1	—	—%

Total revenues	66.9	61.0	5.9	10%

Total operating expenses	40.9	32.7	8.2	25%

Operating income	26.0	28.3	(2.3)	(8)%
Financing interest expense	3.1	3.7	(0.6)	(16)%
Realized and unrealized loss on derivatives	10.7	7.5	3.2	43%

Income before taxes	12.2	17.1	(4.9)	(29)%
Provision for income taxes	4.4	6.1	(1.7)	(28)%

Net income	$7.8	$11.0	$(3.2)	(29)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	50.6	43.5	7.1	16%
Average expenditure per payment processing transaction	$49.32	$48.63	$0.69	1%
Average price per gallon of fuel	$2.43	$2.41	$0.02	1%

Transaction processing revenue:
Transaction processing transactions	9.4	14.6	(5.2)	(36)%

Account servicing revenue:
Average number of vehicles serviced	4.3	4.3	—	—%

     Payment processing revenue increased $6.0 million for the first quarter of 2007 compared to 2006. This increase is primarily due to a 16 percent increase in the number of payment processing transactions, of which 11 percent is due to the December 2006 conversion of the ExxonMobil portfolio to a payment processing program. The remaining increase in transactions is a result of additional transaction growth within our existing customers coupled with smaller portfolio conversions from transaction processing programs to payment processing programs in 2006.

     Transaction processing revenue decreased $0.7 million for the first quarter of 2007 compared to the first quarter of 2006. The decrease in revenue is primarily due to a decrease in transaction processing transactions. These transactions decreased primarily due to the conversion of the ExxonMobil portfolio from a transaction processing program to a payment processing program.
     Operating expenses increased from the first quarter of 2006 to the first quarter of 2007 as follows:
•	Credit losses were $5.8 million in the first quarter of 2007 compared to $3.6 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 23.3 basis points of Fuel Expenditures for the first quarter compared to 16.1 basis points of Fuel Expenditures for the same period last year. The change in our credit loss expense is related to the conversion of the ExxonMobil portfolio to a payment processing program and an increase in charge-offs. The ExxonMobil portfolio consists primarily of small fleets, which experienced higher loss rates than our other portfolios during the first quarter of 2007. The increase in charge-offs reflects uncollected amounts related to higher accounts receivable balances. These balances were the result of a high average price per gallon of fuel during the months of June, July and August of 2006.

•	Operating interest expense increased $2.0 million compared to the first quarter of 2006, as we borrowed additional operating debt to finance increased receivables arising from our payment processing transactions. The increase in our interest expense results from an increase in weighted average interest rates to 5.3 percent in the first quarter of 2007 from 4.3 percent in same period last year. Our average operating debt balance for the first quarter of this year totaled $442.3 million as compared to our average operating debt balance of $333.8 million for the first quarter of 2006. The average operating debt balance increased to fund the $86.8 million purchase of the ExxonMobil portfolio in late December of 2006 and an increase in the number of transactions processed in the first quarter of 2007 over the first quarter of 2006. Changes in interest rates may create volatility in our operating interest expense.

•	Salary and other personnel expenses increased $1.6 million for the first quarter of 2007 compared to the same period last year. Throughout 2006 and during the first quarter of 2007, we added costs primarily in the sales and information technology areas to support growth in our existing business and facilitate new product offerings. Headcount additions included 19 new sales professionals, of which nine are dedicated to the ExxonMobil program.

•	Depreciation and amortization expenses increased $0.7 million for the first quarter of 2007 as compared to the first quarter of 2006. This increase is due to the addition of capital assets as we enhance our product features and functionality.
     Financing interest expense is related primarily to the corporate credit facility that we entered into in February 2005 and secondarily to the preferred stock that we issued as part of our initial public offering. Interest expense for the first quarter of 2007 decreased $0.6 million over the same period last year. The primary reason for this decline is the average debt balance decreasing to $161.3 million for the first quarter of 2007 compared to $218.0 million for the first quarter of 2006. The outstanding balance on our corporate credit facility at March 31, 2007, was $45 million.
     We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. We recognized unrealized losses of $10.6 million in first quarter of 2007 compared to unrealized losses of $1.4 million in 2006. We recognized realized losses of $0.1 million in the first quarter of 2007 compared to $6.1 million for the same period last year. The collar on our fuel derivatives had a floor of $2.29 and a ceiling of $2.36 for the first quarter of this year compared to a floor of $1.88 and a ceiling of   $1.95 for the first quarter of 2006. The average fuel price for the first quarter of 2007 was $2.43 as compared to $2.41 for the first quarter of 2006.

MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)

	Three months
	ended March 31,		Increase (decrease)

	2007	2006	Amount	Percent

Revenues
Payment processing revenue	$4.6	$3.4	$1.2	35%
Other	0.3	0.2	0.1	50%

Total revenue	4.9	3.6	1.3	36%
Total operating expenses	4.1	3.0	1.1	37%

Income before taxes	0.8	0.6	0.2	33%
Provision for income taxes	0.3	0.2	0.1	50%

Net income	$0.5	$0.4	$0.1	25%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$385.2	$269.4	$115.8	43%

     Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business in our rotating card and purchasing card programs.
Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at March 31, 2007 compared to December 31, 2006:

(in millions)

	March 31,	December 31,	Change
	2007	2006	Amount	Percent

Assets
Cash and cash equivalents	$20.1	$35.1	$(15.0)	(43)%
Accounts receivable, net	911.8	802.2	109.6	14%
Deferred income taxes, net	371.7	377.3	(5.6)	(1)%
All other assets	340.2	336.4	3.8	1%

Total assets	$1,643.8	$1,551.0	$92.8	6%

Liabilities and stockholders’ equity
Accounts payable, deposits and borrowed federal funds	$835.4	$757.2	$78.2	10%
Borrowings under credit agreement, net	164.1	149.8	14.3	10%
Amounts due to Avis under tax receivable agreement	416.7	418.4	(1.7)	—%
All other liabilities	48.7	42.5	6.2	15%

Total liabilities	1,464.9	1,367.9	97.0	7%
Stockholders’ equity	178.9	183.1	(4.2)	(2)%

Total liabilities and stockholders’ equity	$1,643.8	$1,551.0	$92.8	6%

     Our results for the first quarter of 2007 used approximately $15 million of cash. This decrease consisted of $34 million used for operations and $4 million used for investing offset by $23 million provided by financing activities. In comparison, we used approximately $26 million of cash during the first quarter of 2006. This change in cash included cash from operations of $13 million and cash from investing activities of $12 million offset by financing activities using cash of $51 million.
     Significant cash flow differences between the first quarter of 2007 as compared to the first quarter of 2006 include:
•	Operating cash of $116 million used to fund receivable balances for 2007 compared to $79 million of the same period a year ago — an additional usage of $37 million. Net accounts receivable have increased primarily as a result of the conversion of the ExxonMobil portfolio to a payment processing program.

•	Investing cash included maturities of available-for-sale securities of $15 million during the first quarter of 2006. Maturities during the first quarter of 2007 were less than $0.5 million.

•	Deposits and borrowed federal funds provided $22 million in 2007 compared to a use of $44 million during the same period a year ago — a change in cash of $66 million. During the first quarter of 2007, cash provided by deposits, federal funds and accounts payable were used to fund our accounts receivable.

•	The revolving line of credit and term loan provided $14 million of cash in 2007 and used cash of $7 million in 2006.

•	We used $14 million as part of the new share repurchase program during the first quarter of 2007.
     For the three months ended March 31, 2007, we used approximately $4 million for capital expenditures. Our capital expenditures are primarily to enhance product features and functionality and to acquire information systems and equipment. Capital expenditures were consistent with the same period a year ago. In addition, we entered into an agreement for approximately $3 million for a software license which we capitalized. This license was financed over 3 years.
     We utilize certificates of deposit to finance the accounts receivable of our bank subsidiary, FSC. FSC issues certificates of deposit in denominations of $100,000 in various maturities ranging between three months and three years and with effective annual fixed rates ranging from 4.45% to 5.45%. As of March 31, 2007, we had approximately $383 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements. We also utilize federal funds lines of credit to supplement the financing of the accounts receivable of our bank subsidiary.
     In addition, we have a revolving line-of-credit facility agreement (“Revolver”) that provides a total available line-of-credit of $130 million. At March 31, 2007 we had outstanding borrowings on the Revolver of $45 million. We anticipate refinancing our current credit facility during 2007.
     Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. The Company was in compliance with all material covenants and restrictions at March 31, 2007.
     Management believes that we can adequately fund our cash needs during the next 12 months.

   Purchase of Treasury Shares
     The following table presents stock repurchase program activity from February 12, 2007, through March 30, 2007:

(in thousands)	Three months ended
	March 31, 2007

	Shares	Cost
Treasury stock purchased	488.7	$14,158

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
     Management utilizes a model to calculate the level of the reserve for credit losses which includes such factors as:
•	a six-month rolling average of actual charge-off experience;

•	amounts currently due;

•	the age of the balances;

•	estimated bankruptcy rates; and,

•	the absolute dollar value of the accounts receivable portfolio.
     In addition to the model, management uses their judgment to ensure that the reserve for credit losses that is established is reasonable and appropriate.
     Management believes that the assumptions and other considerations it uses to estimate the reserve for credit losses are appropriate. Management has been materially accurate in past assumptions. However, if actual experience differs from the assumptions and other considerations used in estimating the reserves, the resulting change could have a material adverse effect on our consolidated results of operations, and in certain situations could have a material adverse effect on our financial condition.

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
     We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At March 31, 2007, we had net deferred tax assets of approximately $371.6 million of which the significant components relate to goodwill deductible for income tax purposes and state net operating losses in tax jurisdictions which require non-consolidated tax returns. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.
     On July 13, 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize any material liability for unrecognized tax benefits in conjunction with our FIN 48 implementation. However, as we accrue for such liabilities when they arise, we will recognize interest and penalties associated with uncertain tax positions as part of our income tax provision.

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
•	Our revenues are largely dependent on fuel prices, which are prone to significant volatility.

•	Our derivative instruments may expose us to the risk of financial loss if we determine it necessary to unwind our position prior to the expiration of the contract.

•	Our failure to respond to competitive pressures with reduced fees or increased levels of capabilities and services.

•	Major oil companies who have not traditionally provided universally accepted transaction processing may issue competing products and information management services specifically tailored to their fleet customers.

•	Our failure to maintain or renew key agreements could adversely affect the number of fleet customer relationships we maintain or the number of locations that accept our payment processing services. In this regard, our top five strategic relationships are two of the largest North American oil companies and three of the largest domestic fleet management companies.

•	A decrease in demand for fuel as a result of a general downturn in the economic conditions in the United States or an increase in popularity of automobiles powered by alternative fuel sources, such as “hybrid” vehicle technology.

•	Our failure to expand our technological capabilities and service offerings as rapidly as our competitors.

•	Our failure to adequately assess and monitor credit risks of our customers could result in a significant increase in our bad debt expense.

•	The actions of regulatory bodies, including bank regulators.

•	Acts of terrorism, war, or civil disturbance.

•	A decline in general economic conditions.

•	Our ability to achieve earnings forecasts, which are generated based on projected volumes. There can be no assurance that we will achieve the projected level of fuel and service transactions.

•	The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings, including the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, and updated risk factors in Part II, Item 1A in this Quarterly Report on Form 10-Q.
     The forward-looking statements speak only as of the date of this quarterly report and undue reliance should not be placed on these statements.
Changes in Accounting Policies and Recently Issued Accounting Pronouncements
     During the three months ended March 31, 2007, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations. There have been no recently issued accounting pronouncements that have not already been discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The following Quantitative and Qualitative Disclosures about Market Risk should be read in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.
Commodity Price Risk
     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(6,291)	$(4,194)	$(2,097)	$2,097	$4,194	$6,291
Expenses	(1,258)	(839)	(419)	419	839	1,258

Operating income	$(5,033)	$(3,355)	$(1,678)	$1,678	$3,355	$5,033

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
     We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel. These contracts expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage the Company’s fuel price-related earnings exposure. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of March 31, 2007:

		Weighted Average Price (b)
	Percentage (a)	Floor	Ceiling

For the period April 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	60%	$2.48	$2.53
For the period January 1, 2009 through March 31, 2009	30%	$2.48	$2.54

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.
(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.

     The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.

•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.

•	Result in no cash settlement when prices are between the floor and ceiling prices.
     Our fuel price derivatives for gasoline are based on a wholesale index; our fuel price derivatives for diesel fuel are based on a retail index. We earn our payment processing revenues based on retail fuel prices. Differences between the indices and the actual retail prices may create a mismatch, which may result in an increase or decrease to our realized gains and losses.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officers and principal financial officers of Wright Express Corporation concluded that the company’s disclosure controls and procedures were effective at the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2007.
Item 1A. Risk Factors.
     Except as provided below, there has not been a material change to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following risk factors have been updated to reflect a change in Utah law allowing control of up to 10 percent of the common stock of the Company instead of the 5 percent threshold as previously reported.
Risks Relating to Our Common Stock
   If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity’s ability to vote shares held by it.
     As owners of a Utah industrial bank, we are subject to banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of the Utah banking authorities and the federal banking regulators. A failure to comply with these requirements could result in sanctions, including the loss of our Utah industrial bank charter. Our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
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
     In addition, because we own a Utah industrial bank, any purchaser of our common stock who would own 10 percent or more of our common stock after such purchase would be required to obtain the prior consent of Utah banking authorities and the federal banking authorities prior to consummating any such acquisition. These regulatory requirements may preclude or delay the purchase of a relatively large ownership stake by certain potential investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (1)	Programs (1)

January 1 — January 31, 2007	—	—	—	$75,000,000
February 1 — February 28, 2007	265,100	$28.80	265,100	$67,366,120
March 1 — March 31, 2007	223,645	$29.17	223,645	$60,841,798

Total	488,745	$28.97	488,745

(1)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

	10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

	10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

*	10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*	10.4	Wright Express Corporation Long Term Incentive Program.**

	10.5	Second Amendment to the Credit Agreement by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on March 12, 2007, File No. 001-32426).

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: May 2, 2007	By:	/s/ Melissa D. Smith

Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

	10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.18 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

	10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit No. 10.19 to our quarterly report on Form 10-Q filed with the SEC on October 27, 2005, File No. 001-32426).

*	10.3	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*	10.4	Wright Express Corporation Long Term Incentive Program.**

	10.5	Second Amendment to the Credit Agreement by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to our current report on Form 8-K filed with the SEC on March 12, 2007, File No. 001-32426).

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith
**	Portions of Exhibits 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment