Form 10-Q
period 2007-06-30
Wright Express CORP
filed 2007-08-07
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-32426

WRIGHT EXPRESS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)
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
Yes ☐ No ☑
There were 39,980,405 shares of common stock $0.01 par value outstanding as of August 1, 2007.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,
	2007	December 31,
	(unaudited)	2006

Assets
Cash and cash equivalents	$32,937	$35,060
Accounts receivable (less reserve for credit losses of $9,453 in 2007 and $9,749 in 2006)	1,134,266	802,165
Available-for-sale securities	7,443	8,023
Property, equipment and capitalized software, net	44,823	39,970
Deferred income taxes, net	365,956	377,276
Intangible assets	2,421	2,421
Goodwill	272,861	272,861
Other assets	18,385	13,239

Total assets	$1,879,092	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$433,184	$297,102
Accrued expenses	21,831	26,065
Income taxes payable	—	813
Deposits	599,751	394,699
Borrowed federal funds	25,350	65,396
Revolving line-of-credit facilities	164,600	20,000
Term loan, net	—	129,760
Derivative instruments, at fair value	19,106	4,524
Other liabilities	4,350	1,170
Amounts due to Avis under tax receivable agreement	407,315	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,685,487	1,367,888

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,668 in 2007 and 40,430 in 2006 issued	407	404
Additional paid-in capital	94,098	89,325
Retained earnings	119,928	93,262
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities	(185)	(98)
Net unrealized gain on interest rate swaps	—	234

Accumulated other comprehensive income	(185)	136
Less treasury stock at cost, 699 shares in 2007 and no shares in 2006	(20,643)	—

Total stockholders’ equity	193,605	183,127

Total liabilities and stockholders’ equity	$1,879,092	$1,551,015

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Revenues
Payment processing revenue	$66,973	$57,693	$121,167	$104,649
Transaction processing revenue	3,652	4,343	7,127	8,553
Account servicing revenue	6,328	5,926	12,508	11,841
Finance fees	6,566	5,243	12,132	10,481
Other	2,454	2,959	4,861	5,278

Total revenues	85,973	76,164	157,795	140,802

Expenses
Salary and other personnel	15,699	15,196	31,828	29,550
Service fees	3,440	3,377	7,111	6,417
Provision for credit losses	3,043	2,302	9,306	6,220
Technology leasing and support	2,262	1,934	4,602	3,797
Occupancy and equipment	1,502	1,703	3,096	3,295
Depreciation and amortization	3,338	2,692	6,640	5,206
Operating interest expense	8,946	6,042	15,867	10,649
Other	5,096	4,406	9,795	8,249

Total operating expenses	43,326	37,652	88,245	73,383

Operating income	42,647	38,512	69,550	67,419

Financing interest expense	(3,001)	(3,666)	(6,131)	(7,394)
Loss on extinguishment of debt	(1,572)	—	(1,572)	—
Net realized and unrealized losses on derivative instruments	(9,639)	(20,509)	(20,329)	(27,987)

Income before income taxes	28,435	14,337	41,518	32,038
Provision for income taxes	10,106	4,481	14,852	10,832

Net income	18,329	9,856	26,666	21,206

Change in net unrealized loss on available-for-sale securities, net of tax effect of $(53) and $(48) in 2007 and $(21) and $(62) in 2006	(95)	(55)	(87)	(118)
Change in net unrealized gain on interest rate swaps, net of tax effect of $(42) and $(162) in 2007 and $(49) and $37 in 2006	(61)	(20)	(234)	48

Comprehensive income	$18,173	$9,781	$26,345	$21,136

Earnings per share:
Basic	$0.46	$0.24	$0.66	$0.53
Diluted	$0.45	$0.24	$0.65	$0.52

Weighted average common shares outstanding:
Basic	39,995	40,331	40,170	40,288
Diluted	41,084	41,086	40,853	41,035

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,

	2007	2006

Cash flows from operating activities
Net income	$26,666	$21,206
Adjustments to reconcile net income to net cash used for operating activities:
Change in net unrealized loss on derivative instruments	14,582	8,888
Stock-based compensation	2,146	1,553
Depreciation and amortization	7,223	5,766
Loss on extinguishment of debt	1,572	—
Deferred taxes	11,530	6,365
Provision for credit losses	9,306	6,220
Loss on disposal and impairment of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(341,407)	(244,945)
Other assets	(1,995)	1,744
Accounts payable	136,082	141,746
Accrued expenses	(4,305)	(2,476)
Income taxes	(4,277)	—
Other liabilities	308	832
Amounts due to Avis	(11,044)	(9,479)

Net cash used for operating activities	(153,613)	(62,575)

Cash flows from investing activities
Purchases of property and equipment	(8,621)	(6,216)
Purchases of available-for-sale securities	(70)	(66)
Maturities of available-for-sale securities	515	14,777

Net cash (used for) provided by investing activities	(8,176)	8,495

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,613	251
Payments in lieu of issuing shares of common stock	(1,152)	(682)
Proceeds from stock option exercises	2,240	1,229
Net increase in deposits	205,052	76,065
Net decrease in borrowed federal funds	(40,046)	(29,677)
Net borrowings on 2007 revolving line-of-credit facility	164,600	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(998)	—
Net repayments on 2005 revolving line-of-credit facility	(20,000)	(5,000)
Repayments on term loan	(131,000)	(16,500)
Purchase of shares of treasury stock	(20,643)	—

Net cash provided by financing activities	159,666	25,686

Net change in cash and cash equivalents	(2,123)	(28,394)
Cash and cash equivalents, beginning of period	35,060	44,994

Cash and cash equivalents, end of period	$32,937	$16,600

Supplemental cash flow information:
Interest paid	$20,309	$17,362
Income taxes paid	$5,871	$925

Significant non-cash transactions:
Capitalized software licensing agreement	$2,872	$—

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2. Goodwill and Other Intangible Assets
          Goodwill and other intangible assets are allocated to our operating segments as follows:

	June 30,	December 31,
	2007	2006

Unamortized Intangible Assets
Goodwill
Fleet	$263,148	$263,148
MasterCard	9,713	9,713

Total	$272,861	$272,861

Trademark
Fleet	$2,339	$2,339
MasterCard	82	82

Total	$2,421	$2,421

          At June 30, 2007, and December 31, 2006, we had no amortizable intangible assets.
3. Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	June 30,	December 31,
	2007	2006

Certificates of deposits with maturities within 1 year	$532,049	$294,313
Certificates of deposits with maturities greater than 1 year and less than 5 years	62,121	95,340
Non-interest bearing deposits	5,581	5,046

Total	$599,751	$394,699

Weighted average cost of funds on certificates of deposit	5.28%	5.24%

     The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended		Six months ended

	June 30,		June 30,
	2007	2006	2007	2006

Average interest rate:
Deposits	5.28%	4.68%	5.28%	4.65%
Borrowed federal funds	5.50%	5.10%	5.50%	4.96%

Average debt balance	$569,644	$393,980	$506,308	$364,047

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          We had federal funds lines of credit of $135,000 at June 30, 2007, and $130,000 at December 31, 2006. The average rate on the outstanding lines of credit was 5.50 percent at June 30, 2007, and 5.41 percent at December 31, 2006.
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
     Fuel Price Derivatives
          We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis through June 2009. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure. We plan to continue locking in a significant portion of our fuel price related earnings exposure every quarter on a rolling basis.
          The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the condensed consolidated statements of income and comprehensive income.

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Realized losses	$(5,648)	$(13,047)	$(5,747)	$(19,099)
Unrealized losses	(3,991)	(7,462)	(14,582)	(8,888)

Net realized and unrealized losses on derivative instruments	$(9,639)	$(20,509)	$(20,329)	$(27,987)

          Management intends to hold the Options until their scheduled expirations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Interest Rate Swaps
          In April 2005, we entered into interest rate swap arrangements (the “Swaps”) with two counterparties. The Swaps were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our variable rate debt instruments. The fair value of the Swaps was recorded as other assets. The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          The following table summarizes the changes in the fair value of the Swaps.

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Realized gains(a)	$103	$304	$400	$506

Change in unrealized gains, net of tax impact of $(42) and $(162) in 2007 and $(49) and $37 in 2006 (b)	$(61)	$(20)	$(234)	$48

(a)	Realized gains on the Swaps have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income.
(b)	Change in unrealized gains on the Swaps, net of the tax impact, have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. No ineffectiveness was reclassified into earnings during the periods shown in the table.
          The Swaps expired on April 23, 2007. There were no interest rate swap arrangements as of June 30, 2007. We did enter into an interest rate swap arrangement subsequent to June 30, 2007 (see Note 9, “Subsequent Events”).
5. Earnings per Share
          Diluted earnings per common share is calculated using weighted-average shares outstanding, less weighted-average shares reacquired during the period, adjusted for the dilutive effect of shares issuable upon the assumed conversion of our convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The interest expense on convertible, redeemable preferred stock is added back to net income when the related common stock equivalents are included in computing diluted earnings per common share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Income available for common stockholders used to calculate earnings per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Income available for common stockholders – Basic	$18,329	$9,856	$26,666	$21,206
Convertible, redeemable preferred stock	173	—	—	—

Income available for common stockholders – Diluted	$18,502	$9,856	$26,666	$21,206

          Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Weighted average common shares outstanding – Basic	39,995	40,331	40,170	40,288
Unvested restricted stock units	526	559	549	546
Stock options	119	196	134	201
Convertible, redeemable preferred stock	444	—	—	—

Weighted average common shares outstanding – Diluted	41,084	41,086	40,853	41,035

The following were not included in Weighted average common shares outstanding - Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—
Convertible, redeemable preferred stock	—	444	444	444

Total	—	444	444	444

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
7. New Credit Facility
          On May 22, 2007, we entered into a revolving credit facility (the “Credit Agreement”) with a lending syndication. The Credit Agreement provides for a five-year $350 million unsecured revolving credit facility.
          Amounts outstanding under the Credit Agreement bear interest at a rate equal to (a) the British Bankers Association LIBOR rate plus a margin of 0.45% to 1.125% based on our consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125% based on our consolidated leverage ratio. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10% to 0.20% of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 22, 2012, unless extended pursuant to the terms of the Credit Agreement. The agreement contains certain financial covenants.
          Proceeds from the Credit Agreement were used to refinance our indebtedness under an existing credit facility (the “2005 Facility”). All balances owed by us, which included $20,000 on a revolving line-of-credit and $131,000 on a term loan, under the 2005 Facility have been paid and our obligations have been satisfied. We expensed $1,572 of unamortized loan origination fees in conjunction with the termination of the 2005 Facility. This charge has been recorded in the condensed consolidated statements of income and comprehensive income as loss on extinguishment of debt.
8. Segment Information
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
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is currently defined by the Company as net income adjusted for fair value changes of derivative instruments.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents our operating segment results for the three months ended June 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended June 30, 2007
Fleet	$80,381	$8,292	$3,178	$11,395	$19,410
MasterCard	5,592	654	160	577	1,044

Total	$85,973	$8,946	$3,338	$11,972	$20,454

Three months ended June 30, 2006
Fleet	$71,291	$5,623	$2,654	$6,970	$12,703
MasterCard	4,873	419	38	708	1,418

Total	$76,164	$6,042	$2,692	$7,678	$14,121

     The following table presents our operating segment results for the six months ended June 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Six months ended June 30, 2007
Fleet	$147,270	$14,614	$6,322	$19,968	$33,673
MasterCard	10,525	1,253	318	881	1,578

Total	$157,795	$15,867	$6,640	$20,849	$35,251

Six months ended June 30, 2006
Fleet	$132,378	$9,952	$5,131	$13,628	$24,605
MasterCard	8,424	697	75	911	1,782

Total	$140,802	$10,649	$5,206	$14,539	$26,387

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended		Six months ended
	June 30,		June 30,

	2007	2006	2007	2006

Adjusted net income	$20,454	$14,121	$35,251	$26,387
Unrealized losses on derivative instruments	(3,991)	(7,462)	(14,582)	(8,888)
Tax impact of unrealized losses	1,866	3,197	5,997	3,707

Net income	$18,329	$9,856	$26,666	$21,206

9. Subsequent Events
          Effective July 23, 2007, we entered into interest rate swap arrangements with two counterparties. These interest rate swap arrangements were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our credit agreement. The fair value of these instruments will be recorded as other assets. The following table presents information about the interest rate swap arrangements:

Weighted average fixed base rate	5.20%

Aggregate notional amount of the Swaps:
For the period July 23, 2007 through July 22, 2009	$80,000

          In addition, on August 6, 2007, we acquired the privately held company TelaPoint, Inc. (“TelaPoint”) for approximately $40,000 in cash, financed through our existing credit facility. TelaPoint is a leading provider of browser-based supply chain software solutions for bulk petroleum distributors and retailers, serving more than 20,000 retail and wholesale sites across the country. TelaPoint will be included in our fleet operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2006, the notes accompanying those financial statements as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2007 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I this report.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard – The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
•	Total payment processing fuel transactions increased 15.6 percent for the three months ended June 30, 2007, over the same period last year, to 53.2 million, and increased 16.0 percent during the six months ended June 30, 2007, over the same period last year, to 103.8 million. The increase was primarily driven by two factors: the conversion of ExxonMobil from a transaction processing program to a payment processing program in December 2006 and the overall growth in our customer base as indicated by the increase in average number of vehicles serviced.

•	The fuel price per gallon for payment processing transactions during the three months ended June 30, 2007, was $2.95. This was a 3.3 percent increase compared to the same period a year ago. The fuel price per gallon for payment processing transactions during the six months ended June 30, 2007, was $2.70. This was a 2.3 percent increase compared to the same period a year ago. The collar on our fuel derivatives had a floor of $2.29 and a ceiling of $2.36 for the second quarter of this year compared to a floor of $1.88 and a ceiling of $1.95 for the second quarter of 2006. As a result of the higher floor and ceiling on the derivative instruments, the realized losses were $5.6 million in the second quarter of 2007 compared to the realized losses of $13.0 million for the second quarter in 2006. Realized losses were $5.7 million in the six months ended June 30, 2007, compared to the realized losses of $19.1 million for the six months ended June 30, 2006.

•	Credit losses in the fleet operating segment were $3.0 million for the three months ended June 30, 2007, versus $2.6 million for the three months ended June 30, 2006. Credit losses in the fleet operating segment were $8.8 million for the six months ended June 30, 2007, versus $6.2 million for the six months ended June 30, 2006. The additional credit loss expense for the six months ended June 30, 2007, is linked to higher net accounts receivable as a result of the December 31, 2006, purchase of the ExxonMobil portfolio and higher charge-offs due to historically high fuel prices in 2006.

•	Total MasterCard purchase volume grew $132 million to $464 million for the three months ended June 30, 2007, an increase of 39.6 percent over the same period last year. Total MasterCard purchase volume grew $248 million to $850 million for the six months ended June 30, 2007, an increase of 41.1 percent over the same period last year. Growth was primarily driven by spend on single use account card, formerly referred to as the rotating purchase card product.

•	Our operating interest expense, which includes interest accruing on deposits and federal funds, increased to $8.9 million during the three months ended June 30, 2007, from $6.0 million during the three months ended June 30, 2006. Operating interest expense increased to $15.9 million during the six months ended June 30, 2007, from $10.6 million during the six months ended June 30, 2006. The purchase of the ExxonMobil portfolio in December of 2006 resulted in an increase in operating interest expense of $1.1 million for the three months ended June 30, 2007, compared to the same period in the prior year, and a $2.2 million increase in operating interest expense for the six month period ended June 30, 2007, compared to the same period in the prior year. The remainder of the increase in operating interest expense for both periods was primarily due to an increase in the average interest rate and an increase in the number of gallons being funded.

•	Our effective tax rate was 35.5 percent for three months ended June 30, 2007, and 31.3 percent for the same period last year. Our effective tax rate was 35.8 percent for six months ended June 30, 2007, and 33.8 percent for the same period last year. Quarterly and yearly fluctuations in the effective tax rate are primarily due to the impact of realized and unrealized gains and losses on our fuel price derivatives on the allocation of our taxable income between states.

Results of Operations
Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Six months ended
	June 30,			June 30,
			Increase			Increase
	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$61.8	$53.6	15%	$111.4	$97.2	15%
Transaction processing revenue	3.6	4.3	(16)%	7.1	8.5	(16)%
Account servicing revenue	6.3	5.9	7%	12.5	11.8	6%
Finance fees	6.4	5.2	23%	11.9	10.4	14%
Other	2.3	2.4	(4)%	4.4	4.5	(2)%

Total revenues	80.4	71.4	13%	147.3	132.4	11%

Operating expenses	39.3	35.0	12%	80.2	67.7	18%

Operating income	41.1	36.4	13%	67.1	64.7	4%
Financing interest expense	3.0	3.7	(19)%	6.1	7.4	(18)%
Loss on extinguishment of debt	1.6	—	—	1.6	—	—
Net realized and unrealized losses on derivative instruments	9.6	20.5	(53)%	20.3	28.0	(28)%

Income before taxes	26.9	12.2	120%	39.1	29.3	33%
Provision for income taxes	9.6	3.8	153%	14.0	9.9	41%

Net income	$17.3	$8.4	106%	$25.1	$19.4	29%

Key operating statistics
Payment processing revenue:
Payment processing transactions	53.2	46.0	16%	103.8	89.5	16%
Average expenditure per payment processing transaction	$60.10	$57.45	5%	$54.85	$53.17	3%
Average price per gallon of fuel	$2.95	$2.86	3%	$2.70	$2.64	2%

Transaction processing revenue:
Transaction processing transactions	9.9	15.1	(34)%	19.3	29.7	(35)%

Account servicing revenue:
Average number of vehicles serviced	4.37	4.28	2%	4.33	4.28	1%

          Payment processing revenue increased $8.2 million for the three months ended June 30, 2007, compared to the same period last year. Payment processing revenue increased $14.2 million for the six months ended June 30, 2007, compared to the same period last year. These increases were primarily due to a 16 percent increase in the number of payment processing transactions during both the three and six months ended June 30, 2007. The conversion of the ExxonMobil portfolio to a payment processing program in December 2006 contributed approximately 7 percent of the 15 percent increase in payment processing revenue for both the three months ended June 30, 2007, and the six months ended June 30, 2007.
          Transaction processing revenue decreased $0.7 million for the three months ended June 30, 2007, compared to the same period in 2006. Transaction processing revenue decreased $1.4 million for the six months ended June 30, 2007, compared to the same period in 2006. The decrease in revenue is due to a decrease in transaction processing transactions due to the conversion of the ExxonMobil portfolio from a transaction processing program to a payment processing program.

          Our finance fees have increased $1.2 million for the three months ended June 30, 2007, over the same period in the prior year to $6.4 million, and increased $1.5 million for the six months ended June 30, 2007, over the same period in the prior year to $11.9 million. Approximately $0.6 million of the increase in finance fees for the three months ended June 30, 2007, and approximately $0.9 million of the increase in finance fees for the six months ended June 30, 2007, correspond to higher amounts subject late fees as a result of the conversion of the ExxonMobil portfolio. The remaining increase in late fees correlates to the increase in our accounts receivable balance exclusive of the ExxonMobil accounts.
          Changes in operating expenses for the three months and six months ended June 30, 2007, as compared to the corresponding periods a year ago, include the following:
•	Credit losses were $3.0 million in the three months ended June 30, 2007, compared to $2.6 million for the same period last year. Credit losses were $8.8 million in the six months ended June 30, 2007, compared to $6.2 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 9.3 basis points of Fuel Expenditures for the three months ended June 30, 2007, compared to 10.9 basis points of Fuel Expenditures for the same period last year. The conversion of the ExxonMobil portfolio did not have a significant impact to the quarterly credit loss expense as compared to prior year. Credit losses were 15.5 basis points of Fuel Expenditures for the six months ended June 30, 2007, compared to 13.2 basis points of Fuel Expenditures for the same period last year. The conversion of the ExxonMobil portfolio to a payment processing program resulted in approximately 1 basis point increase to expense for the six month period. The ExxonMobil portfolio consists primarily of small fleets, which experienced higher loss rates than our other portfolios during the first quarter of 2007. The remaining increase was driven by higher charge-offs in our other fleet portfolios. The higher charge-offs correlate to historically high fuel prices in 2006.

•	Operating interest expense:
     Operating interest expense increased $2.7 million for the three months ended June 30, 2007, compared to the same period in 2006. Our average operating debt balance, which consists of our deposits and borrowed federal funds, totaled $569.6 million for the second quarter of this year as compared to our average operating debt balance of $394.0 million for the second quarter of 2006. In late December 2006, we borrowed additional operating debt to fund the $86.8 million purchase of the ExxonMobil portfolio. Average operating debt related to this purchase resulted in an increase in operating interest expense of $1.1 million. An increase in weighted average interest rates to 5.3 percent in the three months ended June 30, 2007, from 4.8 percent in same period a year ago resulted in an increase to operating interest expense of $0.5 million. The remaining increase in operating interest expense is primarily due to an increase in Fuel Expenditures, exclusive of the ExxonMobil transactions.
     Operating interest expense increased $4.7 million for the six months ended June 30, 2007, compared to the same period in 2006. Our average operating debt balance for the first half of this year totaled $506.3 million as compared to our average operating debt balance of $364.0 million for the first half of 2006. Average debt related to the purchase of the ExxonMobil portfolio resulted in an increase of $2.2 million in operating interest expense. An increase in weighted average interest rates to 5.3 percent in the six months ended June 30, 2007, from 4.6 percent in same period last year resulted in an increase to operating interest expense of $1.3 million. The remaining increase in operating interest expense is primarily due to an increase in Fuel Expenditures, exclusive of the ExxonMobil transactions.
     Changes in interest rates may create volatility in our operating interest expense.
•	Salary and other personnel expenses increased $0.4 million for the three months ended June 30, 2007, as compared to the same period last year. Salary and other personnel expenses increased $2.1 million for the six months ended June 30, 2007, as compared to the same period last year. Throughout 2006 and during 2007 we added costs primarily in the sales, finance and information technology areas to support growth in our existing business and to facilitate new product offerings. Headcount additions included 28 new sales positions, of which, 10 are dedicated to the ExxonMobil program.

•	Depreciation and amortization expenses increased $0.5 million for the three months ended June 30, 2007, as compared to the same period in 2006, and increased $1.2 million for the six months ended June 30, 2007, as compared to the same period in 2006. This increase in each period is due to the addition of capital assets as we enhance our product features and functionality.
          Financing interest expense is related primarily to the corporate credit facility and secondarily to the preferred stock. Interest expense for the three months ended June 30, 2007, consists of only one month of interest expense related to our February 2005 corporate credit facility and two months of interest expense from our new corporate credit facility. We refinanced our debt and entered into a new credit facility on May 22, 2007. Finance interest expense decreased $0.7 million for the three months ended June 30, 2007, as compared to same period last year. Finance interest expense decreased $1.3 million for the six months ended June 30, 2007, as compared to the same period last year. The primary reason for this decline is the average debt balance decreasing to $170.0 million for the three months ended June 30, 2007, as compared to $215.2 million for the three months ended June 30, 2006. The average debt balance decreased to $171.2 million for the six months ended June 30, 2007, as compared to $221.6 million for the six months ended June 30, 2006. The average interest rate increased to 7.1 percent for the three months ended June 30, 2007, as compared to 6.8 percent for the same period last year. The average interest rate increased to 6.9 percent for the six months ended June 30, 2007, as compared to 6.7 percent for the same period last year. The outstanding balance on our corporate credit facility at June 30, 2007, was $164.6 million. The refinancing of our debt resulted in a debt extinguishment expense of $1.6 million for the three and six months ended June 30, 2007.
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. The following table illustrates the relationship between our realized and unrealized losses, the collar range and the average fuel price for each period covered.

(in millions, except per gallon data)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Realized losses	$5.6	$13.0	$5.7	$19.1
Unrealized losses	4.0	7.5	14.6	8.9

Net realized and unrealized losses on fuel price derivatives	$9.6	$20.5	$20.3	$28.0

Collar range:
Floor	$2.29	$1.88	$2.29	$1.88
Ceiling	$2.36	$1.95	$2.36	$1.95

Average fuel price	$2.95	$2.86	$2.70	$2.64

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)

	Three months ended			Six months ended
	June 30,			June 30,
			Increase			Increase
	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$5.2	$4.1	27%	$9.8	$7.5	31%
Finance fees	0.2	0.1	100%	0.2	0.1	100%
Other	0.2	0.6	(67)%	0.5	0.8	(38)%

Total revenues	5.6	4.8	17%	10.5	8.4	25%

Operating expenses	4.0	2.7	48%	8.1	5.7	42%

Income before taxes	1.6	2.1	(24)%	2.4	2.7	(11)%
Provision for income taxes	0.6	0.7	(14)%	0.9	0.9	—

Net income	$1.0	$1.4	(29)%	$1.5	$1.8	(17)%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$464.4	$332.7	40%	$849.6	$602.1	41%

          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account card. Offsetting a portion of the increase in payment processing revenue during 2007 was an increase in rebates. Some of our customers have reached higher payout tiers qualifying for higher rebate amounts. Other revenues in 2006 included $0.5 million from the proceeds of MasterCard’s initial public offering during the second quarter of 2006.
          Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period.

•	Operating interest expense increased approximately $0.2 million for the three months ended June 30, 2007, and $0.6 million for the six months ended June 30, 2007, over the same periods in the prior year.

•	The provision for credit loss was higher by $0.3 million for the three months ended June 30, 2007, and $0.5 million for the six months ended June 30, 2007, as compared to the same periods last year.

Liquidity, Capital Resources and Cash Flows
          The following table summarizes our financial position at June 30, 2007, compared to December 31, 2006:

(in millions)

	June 30,	December 31,	Change
	2007	2006	Amount	Percent

Assets
Cash and cash equivalents	$32.9	$35.1	$(2.2)	(6)%
Accounts receivable, net	1,134.3	802.2	332.1	41%
Deferred income taxes, net	366.0	377.3	(11.3)	(3)%
All other assets	345.9	336.4	9.5	3%

Total assets	$1,879.1	$1,551.0	$328.1	21%

Liabilities and stockholders’ equity
Accounts payable, deposits and borrowed federal funds	$1,058.3	$757.2	$301.1	40%
Borrowings under credit agreement, net	164.6	149.8	14.8	10%
Amounts due to Avis under tax receivable agreement	407.3	418.4	(11.1)	(3)%
All other liabilities	55.3	42.5	12.8	30%

Total liabilities	1,685.5	1,367.9	317.6	23%
Stockholders’ equity	193.6	183.1	10.5	6%

Total liabilities and stockholders’ equity	$1,879.1	$1,551.0	$328.1	21%

          Our results for the second quarter of 2007 used approximately $2 million of cash. In comparison, we used approximately $28 million of cash during the second quarter of 2006. Significant cash flow differences between the first half of 2007 as compared to the first half of 2006 include:
•	Operating cash of $341 million was used to fund receivable balances for 2007 compared to $245 million for the same period a year ago – an additional usage of $96 million. Net accounts receivable have increased primarily as a result of the conversion of the ExxonMobil portfolio to a payment processing program, an increase in payment processing transactions and a 3 percent increase in the price per gallon of fuel.

•	Investing cash included maturities of available-for-sale securities of $15 million during the first six months of 2006. Maturities during the first six months of 2007 were less than $1 million.

•	Deposits and borrowed federal funds provided $165 million in 2007 compared to $46 million provided during the same period a year ago – a change in cash of $119 million. During the first half of 2007, net cash provided by deposits, federal funds and accounts payable were used to fund a majority of our accounts receivable.

•	We used $21 million as part of the new share repurchase program during the first six months of 2007.
          For the six months ended June 30, 2007, we used approximately $9 million for capital expenditures. Our capital expenditures are primarily to enhance product features and functionality and to acquire information systems and equipment. Capital expenditures are slightly higher than same period a year ago. In addition, we entered into an agreement for approximately $3 million for a software license which we capitalized. This license was financed over 3 years. We expect total capital expenditures for 2007, including the capitalized software license, to be approximately $19 to $21 million.

          We utilize certificates of deposit to finance the accounts receivable of our bank subsidiary, FSC. FSC issues certificates of deposit at various maturities ranging between three months and three years and with effective annual fixed rates ranging from 4.45% to 5.45%. As of June 30, 2007, we had approximately $594 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements. We also utilize federal funds lines of credit to supplement the financing of the accounts receivable of our bank subsidiary.
          On May 22, 2007, we extinguished our term loan and entered into a revolving line-of-credit facility agreement with a lending syndication. At June 30, 2007 we had outstanding borrowings on the Credit Agreement of $164.6 million for non-portfolio related cash needs.
          Our new credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at June 30, 2007.
          Additional borrowings under the new revolving line-of-credit facility agreement may be used to fund future acquisitions, re-acquire additional shares of our common stock or fund other future non-portfolio related cash needs.
          Management believes that we can adequately fund our cash needs for at least the next 12 months.
     Purchase of Treasury Shares
          The following table presents stock repurchase program activity from February 12, 2007, through June 30, 2007:

(in thousands)	Three months ended		Six months ended

	June 30, 2007		June 30, 2007

	Shares	Cost	Shares	Cost
Treasury stock purchased	210.0	$6,485	698.7	$20,643

          On February 7, 2007, the Board of Directors approved a share repurchase program authorizing the purchase of up to $75 million of our common stock over 24 months. As of June 30, 2007, we have approximately $54.4 million of the authorized amount remaining for the repurchase of shares.

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
          We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At June 30, 2007, we had net deferred tax assets of approximately $366 million of which the significant components relate to goodwill deductible for income tax purposes and state net operating losses in tax jurisdictions which require non-consolidated tax returns. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.
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

Changes in Accounting Policies and Recently Issued Accounting Pronouncements
          During the three months ended June 30, 2007, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations. There have been no recently issued accounting pronouncements that have not already been discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.
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
Commodity Price Risk
          The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(6,759)	$(4,506)	$(2,253)	$2,253	$4,506	$6,759
Expenses	(1,352)	(901)	(451)	451	901	1,352

Operating income	$(5,407)	$(3,605)	$(1,802)	$1,802	$3,605	$5,407

          The table above does not reflect the impact of these derivatives on our pre-tax income, as management cannot predict the changes in market value of these instruments. These market value changes are unrealized and have no cash impact but must be reported as unrealized gains and losses in our operating results.
          We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel to manage the impact of volatility in fuel prices to our cash flows. These contracts expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage the Company’s fuel price-related earnings exposure. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of June 30, 2007:

		Weighted Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period April 1, 2007 through June 30, 2007	90%	$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%	$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	60%	$2.53	$2.59
For the period April 1, 2009 through June 30, 2009	30%	$2.59	$2.65

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.

          The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.
•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.
•	Result in no cash settlement when prices are between the floor and ceiling prices.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (1)	Programs (1)

April 1 – April 30, 2007	154,300	$30.77	154,300	$56,093,922
May 1 – May 31, 2007	55,700	$31.18	55,700	$54,356,983
June 1 – June 30, 2007	—	$—	—	$54,356,983

Total	210,000	$30.88	210,000

(1)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
Item 3. Defaults upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          Wright Express Corporation’s Annual Meeting of Stockholders was held May 18, 2007. The following matters were voted on:
(a)	Election of two directors:

Nominees	Votes For	Votes Withheld	Broker non-votes
Shikhar Ghosh	33,637,000	3,802,653	2
Kirk P. Pond	33,191,120	4,248,533	2
The following directors continued their terms in office:
Jack VanWoerkom
Regina O. Sommer
Michael E. Dubyak
Ronald T. Maheu
Rowland T. Moriarty
G. Larry McTavish
(b)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2007:

For:	37,420,522
Against:	5,384
Abstain:	13,749
Broker non-votes:	—

Item 5. Other Information.
          None.
Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

*	10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A.

*	10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A.

	10.3	Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

	10.4	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: August 7, 2007	By:	/s/ Melissa D. Smith

Melissa D. Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

*	10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation Bank of America, N.A.

*	10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A.

	10.3	Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

	10.4	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith