Form 10-Q
period 2007-09-30
Wright Express CORP
filed 2007-11-07
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                             September 30, 2007

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

Yes ☐     No ☑
There were 39,761,219 shares of common stock $0.01 par value outstanding as of October 30, 2007.

WRIGHT EXPRESS CORPORATION
FORM 10-Q

		Page
		Number

	PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25
Item 4.	Controls and Procedures.	26

	PART II: OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Submission of Matters to a Vote of Security Holders.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	29

	SIGNATURE	30
EX-10.3 - ISDA Master Agreement and Schedule dated as of June 14, 2007.
EX-10.4 - Confirmation of Transaction dated as of July 18, 2007.
EX-10.5 - ISDA Master Agreement and Schedule dated as of April 5, 2007.
EX-10.6 - Confirmation of Transaction dated as of July 18, 2007.
EX-10.7 - ISDA Master Agreement and Schedule dated as of June 15, 2007.
EX-10.8 - Confirmation of Transaction dated as of August 22, 2007.
EX-10.9 - First Amendment to the 2005 Special Equity Grant Award Agreement with Michael E. Dubyak.
EX-31.1 - Sec 302 Certification of CEO.
EX-31.2 - Sec 302 Certification of CFO.
EX-32.1 - Sec 906 Certification of CEO.
EX-32.2 - Sec 906 Certification of CFO.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$46,001	$35,060
Accounts receivable (less reserve for credit losses of $9,684 in 2007 and $9,749 in 2006)	1,064,857	802,165
Available-for-sale securities	8,185	8,023
Property, equipment and capitalized software, net	45,165	39,970
Deferred income taxes, net	360,166	377,276
Intangible assets	21,613	2,421
Goodwill	293,987	272,861
Other assets	15,630	13,239

Total assets	$1,855,604	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$418,993	$297,102
Accrued expenses	31,570	26,065
Income taxes payable	—	813
Deposits	555,964	394,699
Borrowed federal funds	—	65,396
Revolving line-of-credit facilities	206,700	20,000
Term loan, net	—	129,760
Derivative instruments, at fair value	18,775	4,524
Other liabilities	4,528	1,170
Amounts due to Avis under tax receivable agreement	401,160	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,647,690	1,367,888

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,728 in 2007 and 40,430 in 2006 issued	407	404
Additional paid-in capital	96,490	89,325
Retained earnings	142,173	93,262
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities	(123)	(98)
Net unrealized (loss) gain on interest rate swaps	(622)	234
Net foreign currency translation adjustment	13	—

Accumulated other comprehensive income	(732)	136
Less treasury stock at cost, 972 shares in 2007 and no shares in 2006	(30,424)	—

Total stockholders’ equity	207,914	183,127

Total liabilities and stockholders’ equity	$1,855,604	$1,551,015

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Revenues
Payment processing revenue	$66,987	$59,256	$188,154	$163,905
Transaction processing revenue	3,684	4,701	10,811	13,254
Account servicing revenue	6,915	6,098	19,423	17,939
Finance fees	7,230	6,157	19,362	16,638
Other	2,836	3,477	7,697	8,755

Total revenues	87,652	79,689	245,447	220,491

Expenses
Salary and other personnel	16,222	15,236	48,050	44,786
Service fees	3,677	3,313	10,788	9,730
Provision for credit losses	3,300	4,998	12,606	11,218
Technology leasing and support	2,015	2,076	6,617	5,873
Occupancy and equipment	1,483	1,547	4,579	4,842
Depreciation and amortization	3,922	2,734	10,562	7,940
Operating interest expense	9,158	6,911	25,025	17,560
Other	4,873	3,741	14,668	11,990

Total operating expenses	44,650	40,556	132,895	113,939

Operating income	43,002	39,133	112,552	106,552

Financing interest expense	(3,179)	(3,592)	(9,310)	(10,986)
Loss on extinguishment of debt	—	—	(1,572)	—
Net realized and unrealized (losses) gains on derivative instruments	(4,701)	18,138	(25,030)	(9,849)
Decrease in amount due to Avis under tax receivable agreement	1,706	—	1,706	—

Income before income taxes	36,828	53,679	78,346	85,717
Provision for income taxes	14,583	19,235	29,435	30,067

Net income	22,245	34,444	48,911	55,650

Changes in available-for-sale securities, net of tax effect of $34 and $(14) in 2007 and $50 and $(12) in 2006	62	99	(25)	(19)
Changes in interest rate swaps, net of tax effect of $(431) and $(593) in 2007 and $(169) and $(132) in 2006	(622)	(334)	(856)	(286)
Foreign currency translation	13	—	13	—

Comprehensive income	$21,698	$34,209	$48,043	$55,345

Earnings per share:
Basic	$0.56	$0.85	$1.22	$1.38
Diluted	$0.55	$0.83	$1.20	$1.34

Weighted average common shares outstanding:
Basic	39,990	40,362	40,121	40,313
Diluted	41,060	41,538	41,232	41,499

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	2007	2006

Cash flows from operating activities
Net income	$48,911	$55,650
Adjustments to reconcile net income to net cash used for operating activities:
Net unrealized loss (gain) on derivative instruments	14,251	(22,176)
Stock-based compensation	3,150	2,402
Depreciation and amortization	11,204	8,748
Loss on extinguishment of debt	1,572	—
Deferred taxes	17,717	27,719
Provision for credit losses	12,606	11,218
Loss on disposal and impairment of property and equipment	—	42
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(274,779)	(198,379)
Other assets	(3,299)	(2,518)
Accounts payable	121,852	105,626
Accrued expenses	5,214	1,658
Income taxes	(1,271)	—
Other liabilities	348	816
Amounts due to Avis under tax receivable agreement	(17,199)	(14,685)

Net cash used for operating activities	(59,723)	(23,879)

Cash flows from investing activities
Purchases of property and equipment	(12,477)	(8,738)
Purchases of available-for-sale securities	(1,031)	(2,120)
Maturities of available-for-sale securities	830	14,917
Acquisition, net of cash acquired	(40,428)	—

Net cash (used for) provided by investing activities	(53,106)	4,059

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	2,099	302
Payments in lieu of issuing shares of common stock	(1,180)	(682)
Proceeds from stock option exercises	3,065	1,451
Net increase in deposits	161,265	43,084
Net decrease in borrowed federal funds	(65,396)	(16,651)
Net borrowings on 2007 revolving line-of-credit facility	206,700	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(998)	—
Net repayments on 2005 revolving line-of-credit facility	(20,000)	(2,000)
Repayments on term loan	(131,000)	(27,500)
Repayments of acquired debt	(374)	—
Purchase of shares of treasury stock	(30,424)	—

Net cash provided by (used in) financing activities	123,757	(1,996)
Effect of exchange rate changes on cash and cash equivalents	13	—

Net change in cash and cash equivalents	10,941	(21,816)
Cash and cash equivalents, beginning of period	35,060	44,994

Cash and cash equivalents, end of period	$46,001	$23,178

Supplemental cash flow information:
Interest paid	$31,226	$26,889
Income taxes paid	$10,646	$1,032

Significant non-cash transactions:
Capitalized software licensing agreement	$2,872	$—

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
2. Goodwill and Other Intangible Assets
          On August 6, 2007, we acquired a privately held company TelaPoint, Inc. (“TelaPoint”). The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and we have accordingly allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. The allocations are preliminary and may be revised as a result of additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, management, assisted by valuation consultants, performed preliminary assessments of intangible assets using customary valuation procedures and techniques. We purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers and to allow us the potential to diversify our revenues and broaden our customer base. TelaPoint has been included in our fleet operating segment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following is a reconciliation of the cost of TelaPoint with the net assets acquired and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$40,428
Net liabilities assumed	(298)
Software	9,000
Customer relationships	10,000
Trademarks	600

Calculated goodwill	$21,126

          Goodwill is allocated to our operating segments as follows:

	September 30,	December 31,
	2007	2006

Goodwill
Fleet	284,274	$263,148
MasterCard	9,713	9,713

Total	$293,987	$272,861

          Our other intangible assets consist of the following:

	September 30, 2007			December 31, 2006

	Gross
	Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized Intangible Assets
Fleet:
Software (a)	$9,000	$(92)	$8,908	$—	$—	$—
Customer relationships (b)	10,000	(316)	9,684	—	—	—

	$19,000	$(408)	18,592	$—	$—	—

Unamortized Intangible Assets
Fleet:
Trademarks			2,939			2,339

MasterCard:
Trademarks			82			82

			3,021			2,421

Total			$21,613			$2,421

(a)	Weighted average life of 6.8 years

(b)	Weighted average life of 3.8 years

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          For the three and nine months ended September 30, 2007, we recorded $408 of amortization expense related to the amortized intangible assets above. This amortization has been included in depreciation and amortization on the condensed consolidated statements of income and comprehensive income. No amortization expense was recorded during the three and nine months ended September 30, 2006. The weighted average life of the combined amortized intangible assets is 5.2 years. For the five succeeding fiscal years, we expect amortization expense related to the amortized intangible assets above as follows: $683 in the three months ending December 31, 2007, $2,731 in 2008, $2,259 in 2009, $2,011 in 2010, $1,809 in 2011, and $1,596 in 2012.
3. Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	September 30,	December 31,
	2007	2006

Certificates of deposits with maturities within 1 year	$480,219	$294,313
Certificates of deposits with maturities greater than 1 year and less than 5 years	69,780	95,340
Non-interest bearing deposits	5,965	5,046

Total	$555,964	$394,699

Weighted average cost of funds on certificates of deposit	5.27%	5.24%

          The following table presents the average interest rates for deposits and borrowed federal funds:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Average interest rate:
Deposits	5.27%	5.06%	5.20%	4.72%
Borrowed federal funds	5.34%	5.43%	5.46%	5.13%

Average debt balance	$582,917	$429,919	$532,125	$386,246

          We had federal funds lines of credit of $130,000 at September 30, 2007, and at December 31, 2006. There were no amounts outstanding at September 30, 2007. The average rate on the outstanding lines of credit was 5.41 percent at December 31, 2006.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Fuel Price Derivatives
          We use derivative instruments to manage the impact of volatility in fuel prices on our cash flows. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis through September 2009. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure. We plan to continue locking in a significant portion of our fuel price related earnings exposure every quarter on a rolling basis.
          The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the condensed consolidated statements of income and comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Realized loss	$(5,032)	$(12,926)	$(10,779)	$(32,025)
Unrealized gain (loss)	331	31,064	(14,251)	22,176

Net realized and unrealized (losses) gains on derivative instruments	$(4,701)	$18,138	$(25,030)	$(9,849)

          Management intends to hold the Options until their scheduled expirations.
     Interest Rate Swaps
          In April 2005, we entered into interest rate swap arrangements (the “2005 Swaps”) with two counterparties. The 2005 Swaps were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our variable rate debt instruments. The fair value of the 2005 Swaps was recorded in other assets.
          The following table presents information about the 2005 Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the 2005 Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          The 2005 Swaps expired on April 23, 2007.
          In July 2007, we entered into interest rate swap arrangements (the “July 2007 Swaps”) with two counterparties, effective from July 23, 2007 through July 22, 2009. In addition, in August 2007, we entered into an interest rate swap arrangement (the “August 2007 Swap”) with a third counterparty. The August 2007 Swap is effective from August 22, 2007 through August 24, 2009. Both the July 2007 Swaps and the August 2007 Swap were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our variable rate credit agreement. The fair value of these instruments is recorded in other assets or accrued expenses, as appropriate.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents information about the July 2007 Swaps and the August 2007 Swap:

July 2007 Swaps

Weighted average fixed base rate	5.20%

Aggregate notional amount	$80,000

August 2007 Swap

Fixed base rate	4.73%

Notional amount	$25,000

          The following table summarizes the changes in the fair value of all of our interest rate swap arrangements:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Realized gains (a)	$48	$378	$448	$884

Unrealized losses, net of tax impact of $(431) and $(593) in 2007 and $(169) and $(132) in 2006 (b)	$(622)	$(334)	$(856)	$(286)

(a)	Realized gains on our interest rate swap arrangements have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income.

(b)	Unrealized losses on our interest rate swap arrangements, net of the tax impact, have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. No ineffectiveness was reclassified into earnings during the periods shown in the table.
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
          Income available for common stockholders used to calculate earnings per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Income available for common stockholders — Basic	$22,245	$34,444	$48,911	$55,650
Convertible, redeemable preferred stock	177	177	521	498

Income available for common stockholders — Diluted	$22,422	$34,621	$49,432	$56,148

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Weighted average common shares outstanding — Basic	39,990	40,362	40,121	40,313
Unvested restricted stock units	543	554	550	549
Stock options	83	178	117	193
Convertible, redeemable preferred stock	444	444	444	444

Weighted average common shares outstanding — Diluted	41,060	41,538	41,232	41,499

6. Income Taxes
          In the third quarter of 2007, as a result of the filing of our 2006 tax returns, we adjusted the blended statutory rates used to calculate our tax provision and recorded an increase to our tax provision of $1,706. This increase in the provision was reflective of both a tax accrual to tax return reconciliation and a modification of the tax rates applied to our net deferred tax asset. In the third quarter of 2006, we recorded a $1,309 tax benefit based upon the filing of the 2005 tax returns.
7. Tax Receivable Agreement
          We have an obligation to pay Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation) certain amounts under our tax receivable agreement. Changes in anticipated tax rates will result in a reassessment of this contractual obligation. The change in our effective tax rate this quarter resulted in a $1,706 decrease in the amount due to Avis under tax receivable agreement. As the initial obligation assumed at the time of our initial public offering was finalized in 2006, changes on the estimated obligation are reflected in the condensed consolidated statements of income and comprehensive income.
8. Commitments and Contingencies
     Litigation
          We are not involved in any material legal proceedings. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
9. New Credit Facility
          On May 22, 2007, we entered into a revolving credit facility (the “Credit Agreement”) with a lending syndication. The Credit Agreement provides for a five-year $350 million unsecured revolving credit facility. Amounts outstanding under the Credit Agreement bear interest at a rate equal to (a) the British Bankers Association LIBOR plus a margin of 0.45% to 1.125% based on our consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50% or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125% based on our consolidated leverage ratio. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10% to 0.20% of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 22, 2012, unless extended pursuant to the terms of the Credit Agreement. The agreement contains certain financial covenants.
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
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments and the amortization of intangible assets. The amortization of intangible assets was included as a reconciling item from net income in the third quarter of 2007. The amortization is a result of our acquisition of TelaPoint on August 6, 2007.
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
          The following table presents our operating segment results for the three months ended September 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended September 30, 2007
Fleet	$81,403	$8,484	$3,766	$13,771	$21,098
MasterCard	6,249	674	156	781	1,255

Total	$87,652	$9,158	$3,922	$14,552	$22,353

Three months ended September 30, 2006
Fleet	$74,885	$6,401	$2,696	$6,554	$15,869
MasterCard	4,804	510	38	101	91

Total	$79,689	$6,911	$2,734	$6,655	$15,960

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table presents our operating segment results for the nine months ended September 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Nine months ended September 30, 2007
Fleet	$228,673	$23,098	$10,088	$33,739	$54,771
MasterCard	16,774	1,927	474	1,662	2,833

Total	$245,447	$25,025	$10,562	$35,401	$57,604

Nine months ended September 30, 2006
Fleet	$207,263	$16,353	$7,827	$20,182	$40,474
MasterCard	13,228	1,207	113	1,012	1,873

Total	$220,491	$17,560	$7,940	$21,194	$42,347

          The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Adjusted net income	$22,353	$15,960	$57,604	$42,347
Unrealized gains (losses) on derivative instruments	331	31,064	(14,251)	22,176
Amortization of acquired intangible assets	(408)	—	(408)	—
Tax impact of adjustments	(31)	(12,580)	5,966	(8,873)

Net income	$22,245	$34,444	$48,911	$55,650

11. Subsequent Event
          On October 23, 2007, we purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively the “Options”). The Options have an aggregate notional amount of approximately 11.3 million gallons of gasoline and diesel fuel and will expire on a monthly basis during the second, third and fourth quarters of 2009. The settlement of the Options is based upon the U.S. Department of Energy’s weekly retail on-highway national US average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month. The Options lock in a weighted average floor price of approximately $2.75 per gallon and a weighted average ceiling price of approximately $2.80 per gallon.

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
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard operating segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
•	On August 6, 2007 we acquired TelaPoint, Inc. (“TelaPoint”) for approximately $40 million in cash. The acquisition was primarily financed through our existing credit facility. TelaPoint is a leading provider of browser-based supply chain software solutions for petroleum distributors and fuel retailers. Operating on a software-as-a-service business model, TelaPoint generates the majority of its revenue on a recurring basis from monthly site fees. TelaPoint’s customers include more than 20,000 retail and wholesale sites across the country, and the company has relationships with approximately 250 petroleum carriers. The majority of TelaPoint’s revenues are classified as account servicing revenue and in our fleet operating segment.
•	Total payment processing fuel transactions increased 15 percent for both the three and nine months ended September 30, 2007, over the same periods last year, to 53.6 million for the three months ended September 30, 2007, and to 157.3 million for the nine months ended September 30, 2007. The increase was primarily driven by the conversion of ExxonMobil from a transaction processing program to a payment processing program in December 2006.
•	The fuel price per gallon for payment processing transactions during the three months ended September 30, 2007, was $2.88. This was less than a 1 percent increase compared to the same period a year ago. The fuel price per gallon for payment processing transactions during the nine months ended September 30, 2007, was $2.76. This was a 1 percent increase compared to the same period a year ago. Our fuel price derivatives that expired in the third quarter had a higher collar range than those of the previous comparative quarter. Specifically, there was a floor of $2.32 and a ceiling of $2.39 for the third quarter of this year compared to a floor of $1.88 and a ceiling of $1.95 for the third quarter of 2006. Predominantly as a result of the higher floor and ceiling on the derivative instruments, the realized losses were $5.0 million in the third quarter of 2007 compared to the realized losses of $12.9 million for the third quarter in 2006. Realized losses were $10.8 million in the nine months ended September 30, 2007, compared to the realized losses of $32.0 million for the nine months ended September 30, 2006.

•	Credit losses in the fleet operating segment were $3.3 million for the three months ended September 30, 2007, versus $3.6 million for the three months ended September 30, 2006. Credit losses in the fleet operating segment were $12.1 million for the nine months ended September 30, 2007, versus $9.9 million for the nine months ended September 30, 2006. The additional credit loss expense for the nine months ended September 30, 2007, is primarily linked to higher charge-offs due to higher fuel prices.
•	Total MasterCard purchase volume grew $145 million to $511 million for the three months ended September 30, 2007, an increase of 40 percent over the same period last year. Total MasterCard purchase volume grew $392 million to $1,360 million for the nine months ended September 30, 2007, an increase of 41 percent over the same period last year. Growth was primarily driven by spend on single use account card, formerly referred to as the rotating purchase card product.
•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, increased to $9.2 million during the three months ended September 30, 2007, from $6.9 million during the three months ended September 30, 2006. Operating interest expense increased to $25.0 million during the nine months ended September 30, 2007, from $17.6 million during the nine months ended September 30, 2006. The purchase of the ExxonMobil portfolio in December of 2006 resulted in an increase in operating interest expense of $1.0 million for the three months ended September 30, 2007, compared to the same period in the prior year, and a $3.2 million increase in operating interest expense for the nine month period ended September 30, 2007, compared to the same period in the prior year. The remainder of the increase in operating interest expense for both periods was primarily due to an increase in the average interest rate and an increase in our average operating debt.
•	Our effective tax rate was 39.6 percent for three months ended September 30, 2007, and 35.8 percent for the same period last year. Our effective tax rate was 37.6 percent for nine months ended September 30, 2007, and 35.1 percent for the same period last year. Quarterly and yearly fluctuations in the effective tax rate are primarily due to the impact of realized and unrealized gains and losses on our fuel price derivatives on the allocation of our taxable income between states. In the third quarter of 2007, we adjusted the blended statutory rates used to calculate our tax provision and recorded a tax expense of approximately $1.7 million with a corresponding offset to income as a result of the change in the amount due to Avis.

Results of Operations
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase

	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$61.2	$54.8	12%	$172.6	$152.0	14%
Transaction processing revenue	3.7	4.7	(21)%	10.8	13.2	(18)%
Account servicing revenue	6.9	6.2	11%	19.4	18.0	8%
Finance fees	7.2	6.0	20%	19.1	16.4	16%
Other	2.4	3.2	(25)%	6.8	7.7	(12)%

Total revenues	81.4	74.9	9%	228.7	207.3	10%

Operating expenses	40.4	35.9	13%	120.6	103.6	16%

Operating income	41.0	39.0	5%	108.1	103.7	4%
Financing interest expense	(3.2)	(3.6)	(11)%	(9.3)	(11.0)	(15)%
Loss on extinguishment of debt	—	—	—	(1.6)	—	—
Net realized and unrealized (losses) gains on derivative instruments	(4.7)	18.1	NM	(25.0)	(9.9)	NM
Decrease in amount due to Avis under tax receivable agreement	1.7	—	—	1.7	—	—

Income before taxes	34.8	53.5	(35)%	73.9	82.8	(11)%
Provision for income taxes	13.7	19.2	(29)%	27.7	29.1	(5)%

Net income	$21.1	$34.3	(38)%	$46.2	$53.7	(14)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	53.6	46.8	15%	157.3	136.3	15%
Average expenditure per payment processing transaction	$59.19	$57.95	2%	$56.33	$54.81	3%
Average price per gallon of fuel	$2.88	$2.87	—	$2.76	$2.72	1%

Transaction processing revenue:
Transaction processing transactions	9.8	15.0	(35)%	29.1	44.7	(35)%

Account servicing revenue:
Average number of vehicles serviced	4.43	4.34	2%	4.36	4.30	1%

NM — The result of the calculation is not meaningful.
          Payment processing revenue increased $6.4 million for the three months ended September 30, 2007, compared to the same period last year. Payment processing revenue increased $20.6 million for the nine months ended September 30, 2007, compared to the same period last year. These increases were primarily due to a 15 percent increase in the number of payment processing transactions during both the three months and nine months ended September 30, 2007. The conversion of the ExxonMobil portfolio to a payment processing program in December 2006 contributed approximately two-thirds of the increase in payment processing transactions for both the three and nine months ended September 30, 2007.
          Transaction processing revenue decreased $1.0 million for the three months ended September 30, 2007, compared to the same period in 2006. Transaction processing revenue decreased $2.4 million for the nine months ended September 30, 2007, compared to the same period in 2006. The decrease in revenue is due to a decrease in transaction processing transactions due to the conversion of the ExxonMobil portfolio from a transaction processing program to a payment processing program.

          Our finance fees have increased $1.2 million for the three months ended September 30, 2007, over the same period in the prior year to $7.2 million, and increased $2.7 million for the nine months ended September 30, 2007, over the same period in the prior year to $19.1 million. Approximately $0.8 million of the increase in finance fees for the three months ended September 30, 2007, and approximately $1.7 million of the increase in finance fees for the nine months ended September 30, 2007, correspond to higher amounts subject to late fees as a result of the conversion of the ExxonMobil portfolio. The remaining increase in late fees correlates to the increase in our accounts receivable balance exclusive of the ExxonMobil accounts.
          Changes in operating expenses for the three months and nine months ended September 30, 2007, as compared to the corresponding periods a year ago, include the following:
•	Provision for credit losses:
          Credit losses were $3.3 million in the three months ended September 30, 2007, compared to $3.6 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 10.6 basis points of Fuel Expenditures for the three months ended September 30, 2007, compared to 12.5 basis points of Fuel Expenditures for the same period last year. Higher accounts receivable balances during 2007 have resulted in an increase to credit loss of approximately $0.7 million, for the three months ended September 30, 2007, as compared to the same period in the prior year. During the three months ended September 30, 2006, we specifically increased our loan loss reserves by $1.1 million for one customer.
          Credit losses were $12.1 million in the nine months ended September 30, 2007, compared to $9.9 million for the same period last year. We experienced higher charge-offs during 2007, as a result of higher accounts receivable balances. The increase in accounts receivable resulted in an increase to credit loss of approximately $1.8 million for the nine months ended September 30, 2007, as compared to the same period in the prior year. Credit losses were 13.7 basis points of Fuel Expenditures for the nine months ended September 30, 2007, compared to 12.9 basis points of Fuel Expenditures for the same period last year. The conversion of the ExxonMobil portfolio to a payment processing program resulted in less than 2 basis points of increase to expense for the nine month period. The ExxonMobil portfolio consists primarily of small fleets, which experienced higher loss rates than our other portfolios during the first quarter of 2007. During the nine months ended September 30, 2006, we specifically increased our loan loss reserves by $1.1 million for one customer.
•	Operating interest expense:
          Operating interest expense increased $2.1 million for the three months ended September 30, 2007, compared to the same period in 2006. Our total average operating debt balance, which consists of our deposits and borrowed federal funds, totaled $582.9 million for the third quarter of this year as compared to our total average operating debt balance of $429.9 million for the third quarter of 2006. In late December 2006, we borrowed additional operating debt to fund the $86.8 million purchase of the ExxonMobil portfolio. Average operating debt related to this purchase resulted in an increase in operating interest expense of $1.0 million for the three months ended September 30, 2007. The remaining increase in operating interest expense is primarily due to increased borrowings to fund Fuel Expenditures, exclusive of the ExxonMobil transactions.
          Operating interest expense increased $6.7 million for the nine months ended September 30, 2007, compared to the same period in 2006. Our total average operating debt balance for the nine months ended September 30, 2007, totaled $532.1 million as compared to our total average operating debt balance of $386.2 million for the nine months ended September 30, 2006. Average debt related to the purchase of the ExxonMobil portfolio resulted in an increase of $3.2 million in operating interest expense. An increase in weighted average interest rates to 5.2 percent in the nine months ended September 30, 2007, from 4.8 percent in same period last year resulted in an increase to operating interest expense of $1.4 million. The remaining increase in operating interest expense is primarily due to increased borrowings to fund Fuel Expenditures, exclusive of the ExxonMobil transactions. Changes in interest rates may create volatility in our operating interest expense.

•	Salary and other personnel expenses increased $0.9 million for the three months ended September 30, 2007, as compared to the same period last year. Salary and other personnel expenses increased $3.0 million for the nine months ended September 30, 2007, as compared to the same period last year. Throughout 2006 and during 2007 we added costs primarily in the sales, finance and information technology areas to support growth in our existing business and to facilitate new product offerings. Additional sales positions and the acquisition of TelaPoint also contributed to the increase in salary and other personnel expense.
•	Depreciation and amortization expenses increased $1.1 million for the three months ended September 30, 2007, as compared to the same period in 2006, and increased $2.3 million for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase in each period is due to the addition of capital assets as we enhance our product features and functionality and the amortization of intangible assets from the acquisition of TelaPoint.
          Financing interest expense is related primarily to the corporate credit facility and secondarily to the preferred stock. Finance interest expense decreased $0.4 million for the three months ended September 30, 2007, as compared to same period last year. Finance interest expense decreased $1.7 million for the nine months ended September 30, 2007, as compared to the same period last year. The primary reason for this decline is the average interest rate decreased to 6.2 percent for the three months ended September 30, 2007, as compared to 7.0 percent for the same period last year. The average interest rate decreased to 6.6 percent for the nine months ended September 30, 2007, as compared to 6.8 percent for the same period last year. The average debt balance decreased to $182.8 million for the nine months ended September 30, 2007, as compared to $216.7 million for the nine months ended September 30, 2006. The outstanding balance on our corporate credit facility at September 30, 2007, was $206.7 million. The refinancing of our debt resulted in a debt extinguishment expense of $1.6 million for the nine months ended September 30, 2007.
          In the third quarter of 2007, as a result of the filing of our 2006 tax returns, we adjusted the blended statutory rates used to calculate our tax provision and recorded an increase to our tax provision of approximately $1.7 million. This increase in the provision was reflective of both a tax accrual to tax return reconciliation and a modification of the tax rates applied to our net deferred tax asset. In the third quarter of 2006, we recorded a $1.3 million tax benefit based upon the filing of the 2005 tax returns.
          We are party to a tax receivable agreement with Avis. Amounts owing under this agreement can vary since our obligation is wholly dependent on the actual tax benefits that we anticipate we will realize. The change in our estimated tax rates had a direct impact on our estimate of the amounts that would ultimately be paid and, accordingly, we recorded a decrease in this payable resulting in a non-operating credit of $1.7 million.
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. The following table illustrates the relationship between our realized and unrealized losses, the estimated collar range and the average fuel price for each period covered:

(in millions, except per gallon data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Realized loss	$(5.0)	$(12.9)	$(10.8)	$(32.0)
Unrealized gain (loss)	0.3	31.0	(14.2)	22.2

Net realized and unrealized (losses) gains on fuel price derivatives	$(4.7)	$18.1	$(25.0)	$(9.8)

Collar range:
Floor	$2.32	$1.88	$2.30	$1.88
Ceiling	$2.39	$1.95	$2.37	$1.95

Average fuel price	$2.88	$2.87	$2.76	$2.72

MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

(in millions)

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase

	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$5.7	$4.4	30%	$15.5	$11.9	30%
Finance fees	0.1	0.1	—	0.3	0.2	50%
Other	0.5	0.3	67%	1.0	1.1	(9)%

Total revenues	6.3	4.8	31%	16.8	13.2	27%

Operating expenses	4.3	4.6	(7)%	12.4	10.3	20%

Income before taxes	2.0	0.2	900%	4.4	2.9	52%
Provision for income taxes	0.8	0.1	700%	1.7	1.0	70%

Net income	$1.2	$0.1	1100%	$2.7	$1.9	42%

Key operating statistics
Payment processing revenue:
Total MasterCard purchase volume	$510.6	$365.7	40%	$1,360.2	$967.8	41%

     Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account card (formerly rotating account product). Offsetting a portion of the increase in payment processing revenue during 2007 was an increase in rebates as some of our customers have reached higher payout tiers. Other revenues in 2006 included $0.5 million from the proceeds of MasterCard’s initial public offering during the second quarter of 2006.
     Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period. Continual negotiations and price breaks for higher volume tiers have resulted in decreased rates.

•	Operating interest expense increased approximately $0.2 million for the three months ended September 30, 2007, and $0.7 million for the nine months ended September 30, 2007, over the same periods in the prior year.

•	The provision for credit loss was lower by $1.3 million for the three months ended September 30, 2007, and $0.8 million for the nine months ended September 30, 2007, as compared to the same periods last year. The decrease in credit losses is primarily due to reserves related to one customer totaling approximately $1.1 million taken during the third quarter of 2006.

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at September 30, 2007, compared to December 31, 2006:

(in millions)
	September 30,	December 31,	Change
	2007	2006	Amount	Percent

Assets
Cash and cash equivalents	$46.0	$35.1	$10.9	31%
Accounts receivable, net	1,064.9	802.2	262.7	33%
Deferred income taxes, net	360.2	377.3	(17.1)	(5)%
All other assets	384.5	336.4	48.1	14%

Total assets	$1,855.6	$1,551.0	$304.6	20%

Liabilities and stockholders’ equity
Accounts payable, deposits and borrowed federal funds	$975.0	$757.2	$217.8	29%
Borrowings under credit agreement, net	206.7	149.8	56.9	38%
Amounts due to Avis under tax receivable agreement	401.2	418.4	(17.2)	(4)%
All other liabilities	64.8	42.5	22.3	52%

Total liabilities	1647.7	1,367.9	279.8	20%
Stockholders’ equity	207.9	183.1	24.8	14%

Total liabilities and stockholders’ equity	$1,855.6	$1,551.0	$304.6	20%

     Our results for the first nine months of 2007 provided approximately $11 million of cash. In comparison, we used approximately $22 million of cash for the first nine months of 2006. Significant cash flow differences between the nine months of 2007 as compared to the nine months of 2006 include:
•	Operating cash of $275 million was used to fund receivable balances for 2007 compared to $198 million for the same period a year ago — an additional usage of $77 million. Net accounts receivable have increased primarily as a result of a 15 percent increase in payment processing transactions, including the conversion of the ExxonMobil portfolio to a payment processing program.

•	Investing cash included approximately $40 million for the purchase of TelaPoint during the third quarter of 2007. During 2006, investing cash consisted of net maturities of available-for-sale securities of $13 million. Purchases and maturities netted to approximately zero during the first nine months of 2007.

•	Deposits and borrowed federal funds provided $96 million in 2007 compared to $26 million provided during the same period a year ago — a change in cash of $70 million. During the first nine months of 2007, net cash provided by deposits, federal funds and accounts payable were used to fund a majority of our accounts receivable.

•	We used approximately $30 million as part of the new share repurchase program during the first nine months of 2007.
     For the nine months ended September 30, 2007, we used approximately $12 million for capital expenditures. Our capital expenditures are primarily to enhance product features and functionality and to acquire information systems and equipment. Capital expenditures are $4 million higher than the same period a year ago. In addition, we entered into an agreement for approximately $3 million for a software license which we capitalized. This license was financed over 3 years. We expect total capital expenditures for 2007, including the capitalized software license, to be approximately $19 to $21 million.
     We utilize certificates of deposit to finance the accounts receivable of our bank subsidiary, FSC. FSC issues certificates of deposit at various maturities ranging between three months and three years and with effective annual fixed rates ranging from 4.45% to 5.45%. As of September 30, 2007, we had approximately $550 million of certificates of deposit outstanding. Certificate of deposit borrowings are subject to regulatory capital requirements. We also utilize federal funds lines of credit to supplement the financing of the accounts receivable of our bank subsidiary.

     On May 22, 2007, we extinguished our term loan and entered into a $350 million revolving line-of-credit facility agreement with a lending syndication. At September 30, 2007 we had outstanding borrowings on the credit agreement of $206.7 million for non-portfolio related cash needs.
     Our new credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at September 30, 2007.
     Additional borrowings under the new revolving line-of-credit facility agreement may be used to fund future acquisitions, re-acquire additional shares of our common stock or fund other future non-portfolio related cash needs.
     Management believes that we can adequately fund our cash needs for at least the next 12 months.
Purchase of Treasury Shares
     The following table presents stock repurchase program activity from February 12, 2007, when the repurchases began, through September 30, 2007:

(in thousands)	Three months ended		Nine months ended
	September 30, 2007		September 30, 2007

	Shares	Cost	Shares	Cost
Treasury stock purchased	273.5	$9,781	972.2	$30,424

     On February 7, 2007, the Board of Directors approved a share repurchase program authorizing the purchase of up to $75 million of our common stock over 24 months. As of September 30, 2007, we have approximately $44.6 million of the authorized amount remaining for the repurchase of shares.
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
     We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At September 30, 2007, we had net deferred tax assets of approximately $360.2 million of which the significant components relate to goodwill deductible for income tax purposes and state net operating losses in tax jurisdictions which require non-consolidated tax returns. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.
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
Acquired Intangible Assets
     We account for our purchases of acquired companies in accordance with SFAS No. 141, Business Combinations, and account for the related acquired intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangibles. In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified into goodwill. Certain intangibles assets, such as software and customer relationships, are amortized to expense over time.
     Our acquisition included intangible assets and goodwill. Our future operating performance will be impacted by future amortization of intangible assets and potential impairment charges related to goodwill or intangibles. As of September 30, 2007, we had an aggregate of approximately $40.3 million reflected on the accompanying consolidated balance sheet related to goodwill and intangible assets of acquired companies. The allocation of the purchase price of the acquired companies to intangible assets and goodwill required management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. If different conditions should prevail, material write-downs of intangible assets and/or goodwill could occur.
     As required by SFAS No. 142, in lieu of amortizing goodwill, we test goodwill for impairment periodically and record any necessary impairment in accordance with SFAS No. 142. We amortize our intangible assets based on the period over which an asset is expected to contribute directly or indirectly to future cash flows.
Changes in Accounting Policies and Recently Issued Accounting Pronouncements
     During the three months ended September 30, 2007, there were no changes to accounting policies that had or are expected to have a material effect on our financial position or results of operations.
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
     In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

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
     The forward-looking statements speak only as of the date this quarterly report was first filed with the SEC and undue reliance should not be placed on these statements.

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
Commodity Price Risk
     The following table reflects the estimated quarterly effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

(in thousands, except per gallon data)

Change in price per gallon	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30
Effect on:
Revenue	$(7,002)	$(4,668)	$(2,334)	$2,334	$4,668	$7,002
Expenses	(1,400)	(934)	(467)	467	934	1,400

Operating income	$(5,602)	$(3,734)	$(1,867)	$1,867	$3,734	$5,602

     We use derivative instruments to manage the impact of volatility in fuel prices on our cash flows. The table above does not reflect the impact of these derivatives on our pre-tax income, as management cannot predict the changes in market value of these instruments. These market value changes are unrealized and have no cash impact but must be reported as unrealized gains and losses in our operating results.
     We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel to manage the impact of volatility in fuel prices on our cash flows. These contracts expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage the Company’s fuel price-related earnings exposure. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of October 31, 2007:

		Weighted Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	60%	$2.71	$2.77
For the period October 1, 2009 through December 31, 2009	30%	$2.75	$2.80

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
     The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.

•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.

•	Result in no cash settlement when prices are between the floor and ceiling prices.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2007.
Item 1A. Risk Factors.
     Except as provided below, there has not been a material change to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The first two risk factors have been updated to reflect a change in Utah law allowing control of up to 10 percent of the common stock of the Company instead of the 5 percent threshold and identify certain risks related to acquisition related activities.
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

     If we engage in any acquisition, we will incur costs and may never realize the anticipated benefits of the acquisition.
     We may attempt to acquire businesses, technologies, services, or products or license in technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service, or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with an acquisition and may never realize its anticipated benefits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2007:

				Approximate Dollar
			Total Number of Shares	Value of Shares
			Purchased as Part of	that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under the
	Shares Purchased	Paid per Share	or Programs (a)	Plans or Programs (a)

July 1 — July 31, 2007	—	$—	—	$54,356,983
August 1 — August 31, 2007	40,000	$35.06	40,000	$52,954,401
September 1 — September 30, 2007	233,500	$35.88	233,500	$44,575,641

Total	273,500	$35.76	273,500

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

* 10.3	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007.

* 10.4	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007.

* 10.5	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005.

* 10.6	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007.

* 10.7	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007.

* 10.8	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007.

* 10.9	First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak.

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: November 7, 2007	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

10.2	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

* 10.3	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007.

* 10.4	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007.

* 10.5	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005.

* 10.6	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007.

* 10.7	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007.

* 10.8	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007.

* 10.9	First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak.

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith