Form 10-Q/A
period 2007-06-30
Wright Express CORP
filed 2008-01-31
CIK 1309108

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

Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑
There were 39,980,405 shares of common stock $0.01 par value outstanding as of August 1, 2007.

Explanatory Note
          This Amendment No. 1 on Form 10-Q/A is filed by Wright Express Corporation (the “Company”) to amend the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2007 (the “Original Filing”). The Company has concluded that adjustments to its financial statements are necessary to incorporate a change in the State of Maine tax law enacted on June 7, 2007, but not identified as relevant until analyzed during the Company’s year-end closing process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, the Company has determined that a change in tax law shall be reflected in the period that includes the enactment date. The effect of correcting this error has been disclosed in Note 1 to the accompanying Condensed Consolidated Financial Statements.
          This Amendment No. 1 on Form 10-Q/A amends the following Items:
•	Item 1 (Financial Statements) to reflect changes to the Condensed Consolidated Financial Statements and related notes.

•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect changes to Results of Operations and Liquidity, Capital Resources and Cash Flows.

•	Item 4 (Controls and Procedures) to reflect management’s updated evaluation of disclosure controls and procedures and internal control over financial reporting.
          No other significant changes have been made to the Original Filing except:
•	the items previously listed; and

•	the renumbering of certain pages and notes of this report.
          This amendment is not intended to update other information presented in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

WRIGHT EXPRESS CORPORATION
FORM 10-Q/A

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(As restated,
	see Note 1)
	June 30,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$32,937	$35,060
Accounts receivable (less reserve for credit losses of $9,453 in 2007 and $9,749 in 2006)	1,134,266	802,165
Available-for-sale securities	7,443	8,023
Property, equipment and capitalized software, net	44,823	39,970
Deferred income taxes, net	284,720	377,276
Intangible assets	2,421	2,421
Goodwill	272,861	272,861
Other assets	18,408	13,239

Total assets	$1,797,879	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$433,184	$297,102
Accrued expenses	21,831	26,065
Income taxes payable	—	813
Deposits	599,751	394,699
Borrowed federal funds	25,350	65,396
Revolving line-of-credit facilities	164,600	20,000
Term loan, net	—	129,760
Derivative instruments, at fair value	19,106	4,524
Other liabilities	4,350	1,170
Amounts due to Avis under tax receivable agreement	328,411	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,606,583	1,367,888

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,668 in 2007 and 40,430 in 2006 issued	407	404
Additional paid-in capital	93,764	89,325
Retained earnings	117,953	93,262
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities	(185)	(98)
Net unrealized gain on interest rate swaps	—	234

Accumulated other comprehensive income	(185)	136
Less treasury stock at cost, 699 shares in 2007 and no shares in 2006	(20,643)	—

Total stockholders’ equity	191,296	183,127

Total liabilities and stockholders’ equity	$1,797,879	$1,551,015

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	(As restated,		(As restated,
	see Note 1)		see Note 1)
	2007	2006	2007	2006

Revenues
Payment processing revenue	$66,973	$57,693	$121,167	$104,649
Transaction processing revenue	3,652	4,343	7,127	8,553
Account servicing revenue	6,328	5,926	12,508	11,841
Finance fees	6,566	5,243	12,132	10,481
Other	2,454	2,959	4,861	5,278

Total revenues	85,973	76,164	157,795	140,802

Expenses
Salary and other personnel	15,699	15,196	31,828	29,550
Service fees	3,440	3,377	7,111	6,417
Provision for credit losses	3,043	2,302	9,306	6,220
Technology leasing and support	2,262	1,934	4,602	3,797
Occupancy and equipment	1,502	1,703	3,096	3,295
Depreciation and amortization	3,338	2,692	6,640	5,206
Operating interest expense	8,946	6,042	15,867	10,649
Other	5,096	4,406	9,795	8,249

Total operating expenses	43,326	37,652	88,245	73,383

Operating income	42,647	38,512	69,550	67,419

Financing interest expense	(3,001)	(3,666)	(6,131)	(7,394)
Loss on extinguishment of debt	(1,572)	—	(1,572)	—
Net realized and unrealized losses on derivative instruments	(9,639)	(20,509)	(20,329)	(27,987)
Decrease in amount due to Avis under tax receivable agreement	78,904	—	78,904	—

Income before income taxes	107,339	14,337	120,422	32,038
Provision for income taxes	90,985	4,481	95,731	10,832

Net income	16,354	9,856	24,691	21,206

Change in net unrealized loss on available-for-sale securities, net of tax effect of $(53) and $(48) in 2007 and $(21) and $(62) in 2006	(95)	(55)	(87)	(118)
Change in net unrealized gain on interest rate swaps, net of tax effect of $(42) and $(162) in 2007 and $(49) and $37 in 2006	(61)	(20)	(234)	48

Comprehensive income	$16,198	$9,781	$24,370	$21,136

Earnings per share:
Basic	$0.41	$0.24	$0.61	$0.53
Diluted	$0.40	$0.24	$0.60	$0.52

Weighted average common shares outstanding:
Basic	39,995	40,331	40,170	40,288
Diluted	41,084	41,086	40,853	41,035

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	(As restated,
	see Note 1)
	2007	2006

Cash flows from operating activities
Net income	$24,691	$21,206
Adjustments to reconcile net income to net cash used for operating activities:
Change in net unrealized loss on derivative instruments	14,582	8,888
Stock-based compensation	2,146	1,553
Depreciation and amortization	7,223	5,766
Loss on extinguishment of debt	1,572	—
Deferred taxes	92,766	6,365
Provision for credit losses	9,306	6,220
Loss on disposal and impairment of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(341,407)	(244,945)
Other assets	(1,995)	1,744
Accounts payable	136,082	141,746
Accrued expenses	(4,305)	(2,476)
Income taxes	(4,300)	—
Other liabilities	308	832
Amounts due to Avis	(89,948)	(9,479)

Net cash used for operating activities	(153,279)	(62,575)

Cash flows from investing activities
Purchases of property and equipment	(8,621)	(6,216)
Purchases of available-for-sale securities	(70)	(66)
Maturities of available-for-sale securities	515	14,777

Net cash (used for) provided by investing activities	(8,176)	8,495

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,279	251
Payments in lieu of issuing shares of common stock	(1,152)	(682)
Proceeds from stock option exercises	2,240	1,229
Net increase in deposits	205,052	76,065
Net decrease in borrowed federal funds	(40,046)	(29,677)
Net borrowings on 2007 revolving line-of-credit facility	164,600	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(998)	—
Net repayments on 2005 revolving line-of-credit facility	(20,000)	(5,000)
Repayments on term loan	(131,000)	(16,500)
Purchase of shares of treasury stock	(20,643)	—

Net cash provided by financing activities	159,332	25,686

Net change in cash and cash equivalents	(2,123)	(28,394)
Cash and cash equivalents, beginning of period	35,060	44,994

Cash and cash equivalents, end of period	$32,937	$16,600

Supplemental cash flow information:
Interest paid	$20,309	$17,362
Income taxes paid	$5,871	$925

Significant non-cash transactions:
Capitalized software licensing agreement	$2,872	$—

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Restatement
          Subsequent to the end of the second quarter, the Company has concluded that adjustments to its financial statements are necessary to incorporate a change in the State of Maine tax law enacted on June 7, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has determined that a change in tax law should have been reflected in the period that includes the enactment date. The impact of the change in the State of Maine tax law is discussed further in Note 6, “Income Taxes.” The liability to our former shareholder, Avis Budget Group, Inc. (“Avis”), formerly Cendant Corporation (“Cendant”), has been adjusted as required under the terms of the Tax Receivable Agreement discussed in further detail in Note 7, “Tax Receivable Agreement.” An adjustment has also been made to additional paid-in capital to reverse excess state tax benefits from stock option exercises that had not yet been realized.
          The adjustments to the Company’s previously issued financial statements as of June 30, 2007, and for the three and six months then ended are presented below:
Condensed Consolidated Balance Sheets

	As		As restated
	originally		June 30,
	Reported	Adjustment	2007

Assets
Deferred income taxes, net	$365,956	$(81,236)	$284,720
Other assets	$18,385	$23	$18,408
Total assets	$1,879,092	$(81,213)	$1,797,879

Liabilities and Stockholders’ Equity
Amounts due to Avis under tax receivable agreement	$407,315	$(78,904)	$328,411
Total liabilities	$1,685,487	$(78,904)	$1,606,583

Stockholders’ Equity
Additional paid-in capital	$94,098	$(334)	$93,764
Retained earnings	$119,928	$(1,975)	$117,953
Total stockholders’ equity	$193,605	$(2,309)	$191,296
Total liabilities and stockholders’ equity	$1,879,092	$(81,213)	$1,797,879

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended June 30, 2007			Six months ended June 30, 2007
	As originally			As originally
	reported	Adjustment	As restated	reported	Adjustment	As restated

Decrease in amount due to Avis under tax receivable agreement	$—	$78,904	$78,904	$—	$78,904	$78,904
Income before income taxes	$28,435	$78,904	$107,339	$41,518	$78,904	$120,422
Provision for income taxes	$10,106	$80,879	$90,985	$14,852	$80,879	$95,731
Net income	$18,329	$(1,975)	$16,354	$26,666	$(1,975)	$24,691

Comprehensive income	$18,173	$(1,975)	$16,198	$26,345	$(1,975)	$24,370

Earnings per share:
Basic	$0.46	$(0.05)	$0.41	$0.66	$(0.05)	$0.61
Diluted	$0.45	$(0.05)	$0.40	$0.65	$(0.05)	$0.60

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30, 2007
	As originally
	reported	Adjustment	As restated

Cash flows from operating activities
Net income	$26,666	$(1,975)	$24,691
Deferred taxes	$11,530	$81,236	$92,766
Changes in operating assets and liabilities:
Income taxes	$(4,277)	$(23)	$(4,300)
Amounts due to Avis	$(11,044)	$(78,904)	$(89,948)
Net cash used for operating activities	$(153,613)	$334	$(153,279)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	$1,613	$(334)	$1,279
Net cash provided by financing activities	$159,666	$(334)	$159,332

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
(in thousands, except per share data)
(unaudited)
     Interest Rate Swaps
          In April 2005, we entered into interest rate swap arrangements (the “Swaps”) with two counterparties. The Swaps were designed as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our variable rate debt instruments. The fair value of the Swaps was recorded as other assets. The following table presents information about the Swaps:

Weighted average fixed base rate	3.85%

Aggregate notional amount of the Swaps:
For the period October 24, 2005 through April 23, 2006	$120,000
For the period April 24, 2006 through October 22, 2006	$100,000
For the period October 23, 2006 through April 23, 2007	$80,000

          The following table summarizes the changes in the fair value of the Swaps.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Realized gains (a)	$103	$304	$400	$506

Change in unrealized gains, net of tax impact of $(42) and $(162) in 2007 and $(49) and $37 in 2006 (b)	$(61)	$(20)	$(234)	$48

(a)	Realized gains on the Swaps have been recorded in financing interest expense on the condensed consolidated statements of income and comprehensive income.

(b)	Change in unrealized gains on the Swaps, net of the tax impact, have been recorded in accumulated other comprehensive income on the condensed consolidated balance sheets. No ineffectiveness was reclassified into earnings during the periods shown in the table.
          The Swaps expired on April 23, 2007. There were no interest rate swap arrangements as of June 30, 2007. We did enter into an interest rate swap arrangement subsequent to June 30, 2007 (see Note 11, “Subsequent Events”).
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Income available for common stockholders used to calculate earnings per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Income available for common stockholders — Basic	$16,354	$9,856	$24,691	$21,206
Convertible, redeemable preferred stock	173	—	—	—

Income available for common stockholders — Diluted	$16,527	$9,856	$24,691	$21,206

          Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding — Basic	39,995	40,331	40,170	40,288
Unvested restricted stock units	526	559	549	546
Stock options	119	196	134	201
Convertible, redeemable preferred stock	444	—	—	—

Weighted average common shares outstanding — Diluted	41,084	41,086	40,853	41,035

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Unvested restricted stock units	—	—	—	—
Stock options	—	—	—	—
Convertible, redeemable preferred stock	—	444	444	444

Total	—	444	444	444

6.  Income Taxes
          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on net income from continuing operations is as follows:

	Six months ended
	June 30,
	2007	2006

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	(1.7)
Revaluation of deferred tax assets, net	43.3	—
Dividend exclusion	0.1	0.4
Other	(0.3)	0.1

Effective tax rate	79.5%	33.8%

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to the Company’s apportionment factors and has resulted in a significant decrease in the Company’s blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased the Company’s deferred tax assets which resulted in a charge to the provision for income taxes in this period of $80,879.
          The tax effects of temporary differences between financial reporting and tax purposes that give rise to the deferred tax assets and the deferred tax liabilities are presented below:

	June 30,	December 31,
	2007	2006

Deferred tax assets related to:
Reserve for credit losses	$3,391	$3,815
Stock-based compensation, net	2,292	2,589
Accrued expenses	—	439
State net operating loss carry forwards	549	8,001
Derivatives	2,919	—
Unrealized losses on interest rate swaps and available-for-sale securities, net	102	—
Tax deductible goodwill, net	285,815	373,874

	295,068	388,718

Deferred tax liabilities related to:
Other assets	1,860	1,317
Property, equipment and capitalized software	8,488	7,362
Derivatives	—	2,655
Unrealized gains on interest rate swaps and available-for-sale securities, net	—	108

	10,348	11,442

Deferred income taxes, net	$284,720	$377,276

7.  Tax Receivable Agreement
          As a consequence of the Company’s separation from Avis, the tax basis of the Company’s tangible and intangible assets increased (the “Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay to the extent the Company generates taxable income in sufficient amounts in the future. The Company is contractually obligated, pursuant to its Tax Receivable Agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to the Company.
          As discussed in Note 6, “Income Taxes,” the Company’s blended state income tax rate decreased in the second quarter of 2007. The lower state income tax rate contributes to a lower overall rate. The lower overall rate decreased the Company’s deferred tax assets and resulted in a charge to the provision for income taxes. The lower overall rate also decreased the expected benefit the Company will realize from the Tax Basis Increase. Accordingly, the related contractual liability to Avis recorded in connection with the Tax Receivable Agreement has decreased. This decrease resulted in non-operating income of $78,904 for the three and six months ended June 30, 2007.

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
          The Credit Agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the Credit Agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions.
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
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is currently defined by the Company as net income adjusted for unrealized fair value changes of derivative instruments, net of taxes.
          We operate in two reportable segments, fleet and MasterCard. The fleet reportable segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The fleet

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
reportable segment derives its revenue primarily from three marketing channels — direct, co-branded and private label. The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines – corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
          The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
          Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the MasterCard segment in the computation of segment results for internal evaluation purposes. Total assets are also not allocated to the segments.
          The following table presents our reportable segment results for the three months ended June 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended June 30, 2007
Fleet	$80,381	$8,292	$3,178	$91,527	$18,182
MasterCard	5,592	654	160	577	1,044

Total	$85,973	$8,946	$3,338	$92,104	$19,226

Three months ended June 30, 2006
Fleet	$71,291	$5,623	$2,654	$6,970	$12,703
MasterCard	4,873	419	38	708	1,418

Total	$76,164	$6,042	$2,692	$7,678	$14,121

          The following table presents our reportable segment results for the six months ended June 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Six months ended June 30, 2007
Fleet	$147,270	$14,614	$6,322	$100,100	$32,445
MasterCard	10,525	1,253	318	881	1,578

Total	$157,795	$15,867	$6,640	$100,981	$34,023

Six months ended June 30, 2006
Fleet	$132,378	$9,952	$5,131	$13,628	$24,605
MasterCard	8,424	697	75	911	1,782

Total	$140,802	$10,649	$5,206	$14,539	$26,387

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Adjusted net income	$19,226	$14,121	$34,023	$26,387
Unrealized losses on derivative instruments	(3,991)	(7,462)	(14,582)	(8,888)
Tax impact of unrealized losses	1,119	3,197	5,250	3,707

Net income	$16,354	$9,856	$24,691	$21,206

11.  Subsequent Events
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have restated our previously issued Condensed Consolidated Balance Sheets as of June 30, 2007, and our previously issued Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and six months then ended. This restatement adjusted amounts as detailed in Note 1 to the Condensed Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
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
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet reportable segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management services to these fleet customers.

•	MasterCard — The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
•	Total payment processing fuel transactions increased 15.6 percent for the three months ended June 30, 2007, over the same period last year, to 53.2 million, and increased 16.0 percent during the six months ended June 30, 2007, over the same period last year, to 103.8 million. The increase was primarily driven by two factors: the conversion of ExxonMobil from a transaction processing program to a payment processing program in December 2006 and the overall growth in our customer base as indicated by the increase in average number of vehicles serviced.

•	The fuel price per gallon for payment processing transactions during the three months ended June 30, 2007, was $2.95. This was a 3.3 percent increase compared to the same period a year ago. The fuel price per gallon for payment processing transactions during the six months ended June 30, 2007, was $2.70. This was a 2.3 percent increase compared to the same period a year ago. The collar on our fuel derivatives had a floor of $2.29 and a ceiling of $2.36 for the second quarter of this year compared to a floor of $1.88 and a ceiling of $1.95 for the second quarter of 2006. As a result of the higher floor and ceiling on the derivative instruments, the realized losses were $5.6 million in the second quarter of 2007 compared to the realized losses of $13.0 million for the second quarter in 2006. Realized losses were $5.7 million in the six months ended June 30, 2007, compared to the realized losses of $19.1 million for the six months ended June 30, 2006.

•	Credit losses in the fleet operating segment were $3.0 million for the three months ended June 30, 2007, versus $2.6 million for the three months ended June 30, 2006. Credit losses in the fleet operating segment were $8.8 million for the six months ended June 30, 2007, versus $6.2 million for the six months ended June 30, 2006. The additional credit loss expense for the six months ended June 30, 2007, is linked to higher net accounts receivable as a result of the December 31, 2006, purchase of the ExxonMobil portfolio and higher charge-offs due to historically high fuel prices in 2006.

•	Total MasterCard purchase volume grew $132 million to $464 million for the three months ended June 30, 2007, an increase of 39.6 percent over the same period last year. Total MasterCard purchase volume grew $248 million to $850 million for the six months ended June 30, 2007, an increase of 41.1 percent over the same period last year. Growth was primarily driven by spend on single use account card, formerly referred to as the rotating purchase card product.

•	Our operating interest expense, which includes interest accruing on deposits and federal funds, increased to $8.9 million during the three months ended June 30, 2007, from $6.0 million during the three months ended June 30, 2006. Operating interest expense increased to $15.9 million during the six months ended June 30, 2007, from $10.6 million during the six months ended June 30, 2006. The purchase of the ExxonMobil portfolio in December of 2006 resulted in an increase in operating interest expense of $1.1 million for the three months ended June 30, 2007, compared to the same period in the prior year, and a $2.2 million increase in operating interest expense for the six month period ended June 30, 2007, compared to the same period in the prior year. The remainder of the increase in operating interest expense for both periods was primarily due to an increase in the average interest rate and an increase in the number of gallons being funded.

•	On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced our overall blended statutory income tax rates, the amount of our deferred tax assets, and the amount of the related contractual liability to Avis. The effect of this lower state income tax rate on our existing deferred tax assets resulted in a charge to the provision for income taxes of $80.9 million during this period. Under the terms of our Tax Receivable Agreement with Avis, a significant portion of this charge was offset by $78.9 million of non-operating income resulting from decreasing our contractual liability to Avis.

Results of Operations
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet reportable segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Six months ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$61.8	$53.6	15%	$111.4	$97.2	15%
Transaction processing revenue	3.6	4.3	(16)%	7.1	8.5	(16)%
Account servicing revenue	6.3	5.9	7%	12.5	11.8	6%
Finance fees	6.4	5.2	23%	11.9	10.4	14%
Other	2.3	2.4	(4)%	4.4	4.5	(2)%

Total revenues	80.4	71.4	13%	147.3	132.4	11%

Operating expenses	39.3	35.0	12%	80.2	67.7	18%

Operating income	41.1	36.4	13%	67.1	64.7	4%
Financing interest expense	3.0	3.7	(19)%	6.1	7.4	(18)%
Loss on extinguishment of debt	1.6	—	—	1.6	—	—
Net realized and unrealized losses on derivative instruments	9.6	20.5	(53)%	20.3	28.0	(28)%
Decrease in amount due to Avis under tax receivable agreement	(78.9)	—	—	(78.9)	—	—

Income before taxes	105.8	12.2	767%	118.0	29.3	303%
Provision for income taxes	90.4	3.8	2279%	94.8	9.9	858%

Net income	$15.4	$8.4	83%	$23.2	$19.4	20%

Key operating statistics
Payment processing revenue:
Payment processing transactions	53.2	46.0	16%	103.8	89.5	16%
Average expenditure per payment processing transaction	$60.10	$57.45	5%	$54.85	$53.17	3%
Average price per gallon of fuel	$2.95	$2.86	3%	$2.70	$2.64	2%

Transaction processing revenue:
Transaction processing transactions	9.9	15.1	(34)%	19.3	29.7	(35)%

Account servicing revenue:
Average number of vehicles serviced	4.37	4.28	2%	4.33	4.28	1%

          Payment processing revenue increased $8.2 million for the three months ended June 30, 2007, compared to the same period last year. Payment processing revenue increased $14.2 million for the six months ended June 30, 2007, compared to the same period last year. These increases were primarily due to a 16 percent increase in the number of payment processing transactions during both the three months and six months ended June 30, 2007. The conversion of the ExxonMobil portfolio to a payment processing program in December 2006 contributed approximately 7 percent of the 15 percent increase in payment processing revenue for both the three months ended June 30, 2007, and the six months ended June 30, 2007.
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

(in millions, except per gallon data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Realized losses	$5.6	$13.0	$5.7	$19.1
Unrealized losses	4.0	7.5	14.6	8.9

Net realized and unrealized losses on fuel price derivatives	$9.6	$20.5	$20.3	$28.0

Collar range (per gallon):
Floor	$2.29	$1.88	$2.29	$1.88
Ceiling	$2.36	$1.95	$2.36	$1.95

Average fuel price (per gallon)	$2.95	$2.86	$2.70	$2.64

          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to our apportionment factors and has resulted in a significant decrease in our blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased our deferred tax assets which resulted in a charge to the provision for income taxes in this period of approximately $81 million. After taking into account the change in tax law, we anticipate that our effective tax rate for the remainder of the year will be approximately 36.7%.
          The lower state income tax rate contributes to a lower overall rate. The lower overall rate decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the Tax Receivable Agreement has decreased. This decrease resulted in non-operating income of approximately $79 million for the three and six months ended June 30, 2007.

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard reportable segment:

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
          Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period.

•	Operating interest expense increased approximately $0.2 million for the three months ended June 30, 2007, and $0.6 million for the six months ended June 30, 2007, over the same periods in the prior year.

•	The provision for credit loss was higher by $0.3 million for the three months ended June 30, 2007, and $0.5 million for the six months ended June 30, 2007, as compared to the same periods last year.

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at June 30, 2007, compared to December 31, 2006:

(in millions)
	June 30,	December 31,	Change
	2007	2006	Amount	Percent

Assets
Cash and cash equivalents	$32.9	$35.1	$(2.2)	(6)%
Accounts receivable, net	1,134.3	802.2	332.1	41%
Deferred income taxes, net	284.7	377.3	(92.6)	(25)%
All other assets	346.0	336.4	9.6	3%

Total assets	$1,797.9	$1,551.0	$246.9	16%

Liabilities and stockholders’ equity
Accounts payable, deposits and borrowed federal funds	$1,058.3	$757.2	$301.1	40%
Borrowings under credit agreement, net	164.6	149.8	14.8	10%
Amounts due to Avis under tax receivable agreement	328.4	418.4	(90.0)	(22)%
All other liabilities	55.3	42.5	12.8	30%

Total liabilities	1,606.6	1,367.9	238.7	17%
Stockholders’ equity	191.3	183.1	8.2	4%

Total liabilities and stockholders’ equity	$1,797.9	$1,551.0	$246.9	16%

     Our results for the six months ended June 30, 2007 used approximately $2 million of cash. In comparison, we used approximately $28 million of cash during the six months ended June 30, 2006. Significant cash flow differences between the first half of 2007 as compared to the first half of 2006 include:
•	Operating cash of $341 million was used to fund receivable balances for 2007 compared to $245 million for the same period a year ago — an additional usage of $96 million. Net accounts receivable have increased primarily as a result of the conversion of the ExxonMobil portfolio to a payment processing program, an increase in payment processing transactions and a 3 percent increase in the price per gallon of fuel.

•	Investing cash included maturities of available-for-sale securities of $15 million during the first six months of 2006. Maturities during the first six months of 2007 were less than $1 million.

•	Deposits and borrowed federal funds provided $165 million in 2007 compared to $46 million provided during the same period a year ago — a change in cash of $119 million. During the first half of 2007, net cash provided by deposits, federal funds and accounts payable were used to fund a majority of our accounts receivable.

•	We used $21 million as part of the new share repurchase program during the first six months of 2007.
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
     The new State of Maine tax law impacted our overall blended statutory income tax rates, the amount of our deferred tax assets, and the amount of the related contractual liability to Avis. These changes had no material impact to our liquidity or cash flows.
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
Income Taxes
     In calculating our effective tax rate, we apportion income among the various state taxing jurisdictions based upon where we do business. On an ongoing basis, we evaluate the judgments and estimates underlying our calculation of the effective tax rates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the effective tax rate. Changes in the location of taxable income or loss can result in significant changes in the effective tax rate as has been evidenced by the significant tax charge recognized in the current period. Materially different results in the amount and timing of our actual results for any period could occur if our management made different judgments or utilized different estimates.
     We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At June 30, 2007, we had net deferred tax assets of approximately $285 million of which the significant components relate to goodwill deductible for income tax purposes. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.
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

			Weighted Average Price(b)
	Percentage	(a)	Floor	Ceiling

For the period April 1, 2007 through June 30, 2007	90%		$2.29	$2.36
For the period July 1, 2007 through September 30, 2007	90%		$2.32	$2.39
For the period October 1, 2007 through December 31, 2007	90%		$2.41	$2.48
For the period January 1, 2008 through March 31, 2008	90%		$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%		$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%		$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%		$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	60%		$2.53	$2.59
For the period April 1, 2009 through June 30, 2009	30%		$2.59	$ 2.65

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.

     The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.

•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.

•	Result in no cash settlement when prices are between the floor and ceiling prices.
     Our fuel price derivatives for gasoline are based on a wholesale index; our fuel price derivatives for diesel fuel are based on a retail index. We earn our payment processing revenues based on retail fuel prices. Differences between the indices and the actual retail prices may create a mismatch, which may result in an increase or decrease to our realized gains and losses.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     As a result of the errors and the related restatement discussed in Note 1 to the condensed consolidated financial statements, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2007 in connection with filing this amended Quarterly Report on Form 10-Q/A. As a result of the material weakness relating to tax matters discussed below, our Chief Executive Officer and Chief Financial Officer have concluded, based on this reevaluation, that as of June 30, 2007, our disclosure controls and procedures were not effective. Notwithstanding the tax-related material weakness discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that the Company had a material weakness as of June 30, 2007 relating to the controls over accounting for income taxes. Specifically, the Company’s procedures did not operate effectively to detect changes in state tax laws and the related effects of those changes. As discussed in Note 1 to the condensed consolidated financial statements, the Company is restating for the tax-related errors.
Changes in Internal Control Over Financial Reporting and Remediation Status
     Except as discussed below, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Subsequent to the issuance of our condensed consolidated financial statements for the three and six months ended June 30, 2007, the Company determined that it had not appropriately considered the impact of newly adopted tax legislation in Maine. The Company concluded that certain elements of its previously issued financial statements were misstated and, accordingly, as evidenced herein, has restated those financial statements.

     Prior to our identification of this tax-related error, and as a result of the Company’s ongoing assessment of controls and procedures, during the fourth quarter of 2007 the Company engaged resources to add an additional layer of review and strengthened the controls over accounting for income taxes. The Company identified the tax-related error as part of the closing process for the fiscal year ended December 31, 2007. The Company intends to enhance its quarterly process to include such a review in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (1)	Programs (1)

April 1 — April 30, 2007	154,300	$30.77	154,300	$56,093,922
May 1 — May 31, 2007	55,700	$31.18	55,700	$54,356,983
June 1 — June 30, 2007	—	$—	—	$54,356,983

Total	210,000	$30.88	210,000

(1)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
Item 3. Defaults upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Wright Express Corporation’s Annual Meeting of Stockholders was held May 18, 2007. The following matters were voted on:
(a)	Election of two directors:

Nominees	Votes For	Votes Withheld	Broker non-votes
Shikhar Ghosh	33,637,000	3,802,653	2
Kirk P. Pond	33,191,120	4,248,533	2
The following directors continued their terms in office:
Jack VanWoerkom Regina O. Sommer Michael E. Dubyak Ronald T. Maheu Rowland T. Moriarty G. Larry McTavish
(b)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2007:

For:	37,420,522
Against:	5,384
Abstain:	13,749
Broker non-votes:	—

Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

* 10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A.

* 10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A.

10.3	Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.4	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

** 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

** 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

** 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

** 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Previously Filed

**	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
Date: January 31, 2008	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-laws of Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our current report on Form 8-K filed with the SEC on March 9, 2006, File No. 001-32426).

* 10.1	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation Bank of America, N.A.

* 10.2	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A.

10.3	Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.4	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our current report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

** 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

** 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

** 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

** 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Previously Filed

**	Filed herewith