Form 10-Q/A
period 2007-09-30
Wright Express CORP
filed 2008-01-31
CIK 1309108

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

Explanatory Note
          This Amendment No. 1 on Form 10-Q/A is filed by Wright Express Corporation (the “Company”) to amend the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on November 7, 2007 (the “Original Filing”). The Company has concluded that adjustments to its financial statements are necessary to incorporate a change in the State of Maine tax law enacted on June 7, 2007, but not identified as relevant until analyzed during the Company’s year-end closing process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, the Company has determined that a change in tax law shall be reflected in the period that includes the enactment date. The effect of correcting this error has been disclosed in Note 1 to the accompanying Condensed Consolidated Financial Statements.
          This Amendment No. 1 on Form 10-Q/A amends the following Items:
•	Item 1 (Financial Statements) to reflect changes to the Company’s Condensed Consolidated Financial Statements and related notes.

•	Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to reflect changes to Results of Operations and Liquidity, Capital Resources and Cash Flows.

•	Item 4 (Controls and Procedures) to reflect management’s updated evaluation of disclosure controls and procedures and internal control over financial reporting.
          No other significant changes have been made to the Original Filing except:
•	the items previously listed; and

•	the renumbering of certain pages and notes of this report.
          This amendment is not intended to update other information presented in the Original Filing. As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-Q/A.

WRIGHT EXPRESS CORPORATION
FORM 10-Q/A

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	(As restated,
	see Note 1)
	September 30,	December 31,
	2007	2006
	(unaudited)

Assets
Cash and cash equivalents	$46,001	$35,060
Accounts receivable (less reserve for credit losses of $9,684 in 2007 and $9,749 in 2006)	1,064,857	802,165
Available-for-sale securities	8,185	8,023
Property, equipment and capitalized software, net	45,165	39,970
Deferred income taxes, net	280,670	377,276
Intangible assets	21,613	2,421
Goodwill	293,987	272,861
Other assets	15,585	13,239

Total assets	$1,776,063	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$418,993	$297,102
Accrued expenses	31,570	26,065
Income taxes payable	—	813
Deposits	555,964	394,699
Borrowed federal funds	—	65,396
Revolving line-of-credit facilities	206,700	20,000
Term loan, net	—	129,760
Derivative instruments, at fair value	18,775	4,524
Other liabilities	4,528	1,170
Amounts due to Avis under tax receivable agreement	323,962	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,570,492	1,367,888

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,728 in 2007 and 40,430 in 2006 issued	407	404
Additional paid-in capital	96,104	89,325
Retained earnings	140,216	93,262
Other comprehensive income, net of tax:
Net unrealized loss on available-for-sale securities	(123)	(98)
Net unrealized (loss) gain on interest rate swaps	(622)	234
Net foreign currency translation adjustment	13	—

Accumulated other comprehensive income	(732)	136
Less treasury stock at cost, 972 shares in 2007 and no shares in 2006	(30,424)	—

Total stockholders’ equity	205,571	183,127

Total liabilities and stockholders’ equity	$1,776,063	$1,551,015

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	(As restated,		(As restated,
	see Note 1)		see Note 1)
	2007	2006	2007	2006

Revenues
Payment processing revenue	$66,987	$59,256	$188,154	$163,905
Transaction processing revenue	3,684	4,701	10,811	13,254
Account servicing revenue	6,915	6,098	19,423	17,939
Finance fees	7,230	6,157	19,362	16,638
Other	2,836	3,477	7,697	8,755

Total revenues	87,652	79,689	245,447	220,491

Expenses
Salary and other personnel	16,222	15,236	48,050	44,786
Service fees	3,677	3,313	10,788	9,730
Provision for credit losses	3,300	4,998	12,606	11,218
Technology leasing and support	2,015	2,076	6,617	5,873
Occupancy and equipment	1,483	1,547	4,579	4,842
Depreciation and amortization	3,922	2,734	10,562	7,940
Operating interest expense	9,158	6,911	25,025	17,560
Other	4,873	3,741	14,668	11,990

Total operating expenses	44,650	40,556	132,895	113,939

Operating income	43,002	39,133	112,552	106,552

Financing interest expense	(3,179)	(3,592)	(9,310)	(10,986)
Loss on extinguishment of debt	—	—	(1,572)	—
Net realized and unrealized (losses) gains on derivative instruments	(4,701)	18,138	(25,030)	(9,849)
Decrease in amount due to Avis under tax receivable agreement	—	—	78,904	—

Income before income taxes	35,122	53,679	155,544	85,717
Provision for income taxes	12,859	19,235	108,590	30,067

Net income	22,263	34,444	46,954	55,650

Changes in available-for-sale securities, net of tax effect of $34 and $(14) in 2007 and $50 and $(12) in 2006	62	99	(25)	(19)
Changes in interest rate swaps, net of tax effect of $(431) and $(593) in 2007 and $(169) and $(132) in 2006	(622)	(334)	(856)	(286)
Foreign currency translation	13	—	13	—

Comprehensive income	$21,716	$34,209	$46,086	$55,345

Earnings per share:
Basic	$0.56	$0.85	$1.17	$1.38
Diluted	$0.55	$0.83	$1.15	$1.34

Weighted average common shares outstanding:
Basic	39,990	40,362	40,121	40,313
Diluted	41,060	41,538	41,232	41,499

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,

	(As restated,
	see Note 1)
	2007	2006

Cash flows from operating activities
Net income	$46,954	$55,650
Adjustments to reconcile net income to net cash used for operating activities:
Net unrealized loss (gain) on derivative instruments	14,251	(22,176)
Stock-based compensation	3,150	2,402
Depreciation and amortization	11,204	8,748
Loss on extinguishment of debt	1,572	—
Deferred taxes	97,213	27,719
Provision for credit losses	12,606	11,218
Loss on disposal and impairment of property and equipment	—	42
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(274,779)	(198,379)
Other assets	(3,299)	(2,518)
Accounts payable	121,852	105,626
Accrued expenses	5,214	1,658
Income taxes	(1,226)	—
Other liabilities	348	816
Amounts due to Avis	(94,397)	(14,685)

Net cash used for operating activities	(59,337)	(23,879)

Cash flows from investing activities
Purchases of property and equipment	(12,477)	(8,738)
Purchases of available-for-sale securities	(1,031)	(2,120)
Maturities of available-for-sale securities	830	14,917
Acquisition, net of cash acquired	(40,428)	—

Net cash (used for) provided by investing activities	(53,106)	4,059

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,713	302
Payments in lieu of issuing shares of common stock	(1,180)	(682)
Proceeds from stock option exercises	3,065	1,451
Net increase in deposits	161,265	43,084
Net decrease in borrowed federal funds	(65,396)	(16,651)
Net borrowings on 2007 revolving line-of-credit facility	206,700	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(998)	—
Net repayments on 2005 revolving line-of-credit facility	(20,000)	(2,000)
Repayments on term loan	(131,000)	(27,500)
Repayments of acquired debt	(374)	—
Purchase of shares of treasury stock	(30,424)	—

Net cash provided by (used in) financing activities	123,371	(1,996)
Effect of exchange rates on cash and cash equivalents	13	—

Net change in cash and cash equivalents	10,941	(21,816)
Cash and cash equivalents, beginning of period	35,060	44,994

Cash and cash equivalents, end of period	$46,001	$23,178

Supplemental cash flow information:
Interest paid	$31,226	$26,889
Income taxes paid	$10,646	$1,032

Significant non-cash transactions:
Capitalized software licensing agreement	$2,872	$—

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Restatement
          Subsequent to the end of the third quarter, the Company has concluded that adjustments to its financial statements are necessary to incorporate a change in the State of Maine tax law enacted on June 7, 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the Company has determined that a change in tax law should have been reflected in the period that includes the enactment date. The impact of the change in the State of Maine tax law is discussed further in Note 6, “Income Taxes.” The liability to our former shareholder, Avis Budget Group, Inc. (“Avis”), formerly Cendant Corporation (“Cendant”), has been adjusted as required under the terms of the Tax Receivable Agreement discussed in further detail in Note 7, “Tax Receivable Agreement.” An adjustment has also been made to additional paid-in capital to reverse excess state tax benefits from stock option exercises that had not yet been realized.
          The adjustments to the Company’s previously issued financial statements as of September 30, 2007, and for the three and nine months then ended are presented below:
Condensed Consolidated Balance Sheets

	As		As restated
	originally		September 30,
	reported	Adjustment	2007

Assets
Deferred income taxes, net	$360,166	$(79,496)	$280,670
Other assets	$15,630	$(45)	$15,585
Total assets	$1,855,604	$(79,541)	$1,776,063

Liabilities and Stockholders’ Equity
Amounts due to Avis under tax receivable agreement	$401,160	$(77,198)	$323,962
Total liabilities	$1,647,690	$(77,198)	$1,570,492

Stockholders’ Equity
Additional paid-in capital	$96,490	$(386)	$96,104
Retained earnings	$142,173	$(1,957)	$140,216
Total stockholders’ equity	$207,914	$(2,343)	$205,571
Total liabilities and stockholders’ equity	$1,855,604	$(79,541)	$1,776,063

Condensed Consolidated Statements of Income and Comprehensive Income

	Three months ended September 30, 2007			Nine months ended September 30, 2007

	As originally			As originally
	reported	Adjustment	As restated	reported	Adjustment	As restated

Decrease in amount due to Avis under tax receivable agreement	$1,706	$(1,706)	$—	$1,706	$77,198	$78,904
Income before income taxes	$36,828	$(1,706)	$35,122	$78,346	$77,198	$155,544
Provision for income taxes	$14,583	$(1,724)	$12,859	$29,435	$79,155	$108,590
Net income	$22,245	$18	$22,263	$48,911	$(1,957)	$46,954

Comprehensive income	$21,698	$18	$21,716	$48,043	$(1,957)	$46,086

Earnings per share:
Basic	$0.56	$—	$0.56	$1.22	$(0.05)	$1.17
Diluted	$0.55	$—	$0.55	$1.20	$(0.05)	$1.15

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2007

	As originally
	reported	Adjustment	As restated

Cash flows from operating activities
Net income	$48,911	$(1,957)	$46,954
Deferred taxes	$17,717	$79,496	$97,213
Changes in operating assets and liabilities:
Income taxes	$(1,271)	$45	$(1,226)
Amounts due to Avis	$(17,199)	$(77,198)	$(94,397)
Net cash used for operating activities	$(59,723)	$386	$(59,337)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	$2,099	$(386)	$1,713
Net cash provided by financing activities	$123,757	$(386)	$123,371

2.  Goodwill and Other Intangible Assets
          On August 6, 2007, we acquired a privately held company TelaPoint, Inc. (“TelaPoint”). The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations, and we have accordingly allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. The allocations are preliminary and may be revised as a result of additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed preliminary assessments of intangible assets using customary valuation procedures and techniques. We purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers and to allow us the potential to diversify our revenues and broaden our customer base. TelaPoint is included in our fleet operating segment.
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
          Income available for common stockholders used to calculate earnings per share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Income available for common stockholders — Basic	$22,263	$34,444	$46,954	$55,650
Convertible, redeemable preferred stock	177	177	521	498

Income available for common stockholders — Diluted	$22,440	$34,621	$47,475	$56,148

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

6. Income Taxes
          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on net income from continuing operations is as follows:

	Nine months ended
	September 30,

	2007	2006

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3	(0.1)
Revaluation of deferred tax assets, net	33.5	—
Dividend exclusion	0.1	0.2
Other	(0.1)	—

Effective tax rate	69.8%	35.1%

          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to the Company’s apportionment factors and has resulted in a significant decrease in the Company’s blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
effect of this lower state income tax rate on the temporary differences decreased the Company’s deferred tax assets which resulted in a charge to the provision for income taxes for the nine months ended September 30, 2007, of $80,879.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The tax effects of temporary differences between financial reporting and tax purposes that give rise to the deferred tax assets and the deferred tax liabilities are presented below:

	September 30,	December 31,
	2007	2006

Deferred tax assets related to:
Reserve for credit losses	$3,588	$3,815
Stock-based compensation, net	2,613	2,589
Accrued expenses	—	439
State net operating loss carry forwards	581	8,001
Derivatives	2,800	—
Unrealized losses on interest rate swaps and available-for-sale securities, net	498	—
Tax deductible goodwill, net	280,544	373,874

	290,624	388,718

Deferred tax liabilities related to:
Other assets	372	1,317
Property, equipment and capitalized software	9,582	7,362
Derivatives	—	2,655
Unrealized gains on interest rate swaps and available-for-sale securities, net	—	108

	9,954	11,442

Deferred income taxes, net	$280,670	$377,276

7. Tax Receivable Agreement
          As a consequence of the Company’s separation from Avis, the tax basis of the Company’s tangible and intangible assets increased (the “Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates taxable income in sufficient amounts in the future. The Company is contractually obligated, pursuant to its Tax Receivable Agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to the Company.
          As discussed in Note 6, “Income Taxes,” the Company’s blended state income tax rate decreased in the second quarter of 2007. The lower state income tax rate contributes to a lower overall rate. The lower overall rate decreased the Company’s deferred tax assets and resulted in a charge to the provision for income taxes. The lower overall rate also decreased the expected benefit the Company will realize from the Tax Basis Increase. Accordingly, the related contractual liability to Avis recorded in connection with the Tax Receivable Agreement has decreased. This decrease resulted in non-operating income of $78,904 for the nine months ended September 30, 2007. No income was recognized for the three months ended September 30, 2007.

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
          Our chief decision maker evaluates the operating results of our reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for unrealized fair value changes of derivative instruments and the amortization of intangible assets, net of taxes. The amortization of intangible assets was included as a reconciling item from net income in the third quarter of 2007. The amortization is a result of our acquisition of TelaPoint on August 6, 2007.
          We operate in two reportable segments, fleet and MasterCard. The fleet reportable segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The fleet reportable segment derives its revenue primarily from three marketing channels — direct, co-branded and private label. The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and rotating accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents our reportable segment results for the three months ended September 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Three months ended September 30, 2007
Fleet	$81,403	$8,484	$3,766	$12,104	$21,059
MasterCard	6,249	674	156	781	1,255

Total	$87,652	$9,158	$3,922	$12,885	$22,314

Three months ended September 30, 2006
Fleet	$74,885	$6,401	$2,696	$6,554	$15,869
MasterCard	4,804	510	38	101	91

Total	$79,689	$6,911	$2,734	$6,655	$15,960

          The following table presents our reportable segment results for the nine months ended September 30, 2007 and 2006:

		Operating	Depreciation
		Interest	and	Provision for	Adjusted Net
	Total Revenues	Expense	Amortization	Income Taxes	Income

Nine months ended September 30, 2007
Fleet	$228,673	$23,098	$10,088	$112,204	$53,504
MasterCard	16,774	1,927	474	1,662	2,833

Total	$245,447	$25,025	$10,562	$113,866	$56,337

Nine months ended September 30, 2006
Fleet	$207,263	$16,353	$7,827	$20,182	$40,474
MasterCard	13,228	1,207	113	1,012	1,873

Total	$220,491	$17,560	$7,940	$21,194	$42,347

          The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,

	2007	2006	2007	2006

Adjusted net income	$22,314	$15,960	$56,337	$42,347
Unrealized gains (losses) on derivative instruments	331	31,064	(14,251)	22,176
Amortization of acquired intangible assets	(408)	—	(408)	—
Tax impact of adjustments	26	(12,580)	5,276	(8,873)

Net income	$22,263	$34,444	$46,954	$55,650

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have restated our previously issued Condensed Consolidated Balance Sheets as of September 30, 2007, and our previously issued Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the three and nine months then ended. This restatement adjusted amounts as detailed in Note 1 to the Condensed Consolidated Financial Statements. All affected amounts and period-to-period comparisons described herein have been restated.
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
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The fleet reportable segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard – The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
•	On August 6, 2007 we acquired TelaPoint, Inc. (“TelaPoint”) for approximately $40 million in cash. The acquisition was primarily financed through our existing credit facility. TelaPoint is a leading provider of browser-based supply chain software solutions for petroleum distributors and fuel retailers. Operating on a software-as-a-service business model, TelaPoint generates the majority of its revenue on a recurring basis from monthly site fees. TelaPoint’s customers include more than 20,000 retail and wholesale sites across the country, and the company has relationships with approximately 250 petroleum carriers. The majority of TelaPoint’s revenues are classified as account servicing revenue and in our fleet operating segment.
•	Total payment processing fuel transactions increased 15 percent for both the three and nine months ended September 30, 2007, over the same periods last year, to 53.6 million for the three months ended September 30, 2007, and to 157.3 million for the nine months ended September 30, 2007. The increase was primarily driven by the conversion of ExxonMobil from a transaction processing program to a payment processing program in December 2006.

•	The fuel price per gallon for payment processing transactions during the three months ended September 30, 2007, was $2.88. This was less than a 1 percent increase compared to the same period a year ago. The fuel price per gallon for payment processing transactions during the nine months ended September 30, 2007, was $2.76. This was a 1 percent increase compared to the same period a year ago. Our fuel price derivatives that expired in the third quarter had a higher collar range than those of the previous comparative quarter. Specifically, there was a floor of $2.32 and a ceiling of $2.39 for the third quarter of this year compared to a floor of $1.88 and a ceiling of $1.95 for the third quarter of 2006. Predominantly as a result of the higher floor and ceiling on the derivative instruments, the realized losses were $5.0 million in the third quarter of 2007 compared to the realized losses of $12.9 million for the third quarter in 2006. Realized losses were $10.8 million in the nine months ended September 30, 2007, compared to the realized losses of $32.0 million for the nine months ended September 30, 2006.

•	Credit losses in the fleet operating segment were $3.3 million for the three months ended September 30, 2007, versus $3.6 million for the three months ended September 30, 2006. Credit losses in the fleet operating segment were $12.1 million for the nine months ended September 30, 2007, versus $9.9 million for the nine months ended September 30, 2006. The additional credit loss expense for the nine months ended September 30, 2007, is primarily linked to higher charge-offs due to higher fuel prices.

•	Total MasterCard purchase volume grew $145 million to $511 million for the three months ended September 30, 2007, an increase of 40 percent over the same period last year. Total MasterCard purchase volume grew $392 million to $1,360 million for the nine months ended September 30, 2007, an increase of 41 percent over the same period last year. Growth was primarily driven by spend on single use account card, formerly referred to as the rotating purchase card product.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, increased to $9.2 million during the three months ended September 30, 2007, from $6.9 million during the three months ended September 30, 2006. Operating interest expense increased to $25.0 million during the nine months ended September 30, 2007, from $17.6 million during the nine months ended September 30, 2006. The purchase of the ExxonMobil portfolio in December of 2006 resulted in an increase in operating interest expense of $1.0 million for the three months ended September 30, 2007, compared to the same period in the prior year, and a $3.2 million increase in operating interest expense for the nine month period ended September 30, 2007, compared to the same period in the prior year. The remainder of the increase in operating interest expense for both periods was primarily due to an increase in the average interest rate and an increase in our average operating debt.

Results of Operations
Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet reportable segment:

(in millions, except per transaction and per gallon data)

	Three months ended			Nine months ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(decrease)	2007	2006	(decrease)

Revenues
Payment processing revenue	$61.2	$54.8	12%	$172.6	$152.0	14%
Transaction processing revenue	3.7	4.7	(21)%	10.8	13.2	(18)%
Account servicing revenue	6.9	6.2	11%	19.4	18.0	8%
Finance fees	7.2	6.0	20%	19.1	16.4	16%
Other	2.4	3.2	(25)%	6.8	7.7	(12)%

Total revenues	81.4	74.9	9%	228.7	207.3	10%

Operating expenses	40.4	35.9	13%	120.6	103.6	16%

Operating income	41.0	39.0	5%	108.1	103.7	4%
Financing interest expense	(3.2)	(3.6)	(11)%	(9.3)	(11.0)	(15)%
Loss on extinguishment of debt	—	—	—	(1.6)	—	—
Net realized and unrealized (losses) gains on derivative instruments	(4.7)	18.1	NM	(25.0)	(9.9)	NM
Decrease in amount due to Avis under tax receivable agreement	—	—	—	78.9	—	—

Income before taxes	33.1	53.5	(38)%	151.1	82.8	82%
Provision for income taxes	12.1	19.2	(37)%	106.9	29.1	267%

Net income	$21.0	$34.3	(39)%	$44.2	$53.7	(18)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	53.6	46.8	15%	157.3	136.3	15%
Average expenditure per payment processing transaction	$59.19	$57.95	2%	$56.33	$54.81	3%
Average price per gallon of fuel	$2.88	$2.87	—	$2.76	$2.72	1%

Transaction processing revenue:
Transaction processing transactions	9.8	15.0	(35)%	29.1	44.7	(35)%

Account servicing revenue:
Average number of vehicles serviced	4.43	4.34	2%	4.36	4.30	1%

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

(in millions, except per gallon data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Realized loss	$(5.0)	$(12.9)	$(10.8)	$(32.0)
Unrealized gain (loss)	0.3	31.0	(14.2)	22.2

Net realized and unrealized (losses) gains on fuel price derivatives	$(4.7)	$18.1	$(25.0)	$(9.8)

Collar range (per gallon):
Floor	$2.32	$1.88	$2.30	$1.88
Ceiling	$2.39	$1.95	$2.37	$1.95

Average fuel price (per gallon)	$2.88	$2.87	$2.76	$2.72

     On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to our apportionment factors and has resulted in a significant decrease in our blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased our deferred tax assets which resulted in a charge to the provision for income taxes of approximately $81 million during the nine months ended September 30, 2007. After taking into account the change in tax law, we anticipate that our effective tax rate for the remainder of the year will be approximately 36.7%.
     The lower state income tax rate contributes to a lower overall rate. The lower overall rate decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the Tax Receivable Agreement has decreased. This decrease resulted in non-operating income of approximately $79 million for the nine months ended September 30, 2007.

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
     Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period. Continual negotiations and price breaks for higher volume tiers have resulted in decreased rates.

•	Operating interest expense increased approximately $0.2 million for the three months ended September 30, 2007, and $0.7 million for the nine months ended September 30, 2007, over the same periods in the prior year.

•	The provision for credit loss was lower by $1.3 million for the three months ended September 30, 2007, and $0.8 million for the nine months ended September 30, 2007, as compared to the same periods last year. The decrease in credit losses is primarily due to reserves related to one customer totaling approximately $1.1 million taken during the third quarter of 2006.

Liquidity, Capital Resources and Cash Flows
     The following table summarizes our financial position at September 30, 2007, compared to December 31, 2006:

(in millions)

	September 30,	December 31,	Change
	2007	2006	Amount	Percent

Assets
Cash and cash equivalents	$46.0	$35.1	$10.9	31%
Accounts receivable, net	1,064.9	802.2	262.7	33%
Deferred income taxes, net	280.7	377.3	(96.6)	(26)%
All other assets	384.5	336.4	48.1	14%

Total assets	$1,776.1	$1,551.0	$225.1	15%

Liabilities and stockholders’ equity
Accounts payable, deposits and borrowed federal funds	$975.0	$757.2	$217.8	29%
Borrowings under credit agreement, net	206.7	149.8	56.9	38%
Amounts due to Avis under tax receivable agreement	324.0	418.4	(94.4)	(23)%
All other liabilities	64.8	42.5	22.3	52%

Total liabilities	1,570.5	1,367.9	202.6	15%
Stockholders’ equity	205.6	183.1	22.5	12%

Total liabilities and stockholders’ equity	$1,776.1	$1,551.0	$225.1	15%

     Our results for the first nine months of 2007 provided approximately $11 million of cash. In comparison, we used approximately $22 million of cash for first the nine months of 2006. Significant cash flow differences between the nine months of 2007 as compared to the nine months of 2006 include:
•	Operating cash of $275 million was used to fund receivable balances for 2007 compared to $198 million for the same period a year ago – an additional usage of $77 million. Net accounts receivable have increased primarily as a result of a 15 percent increase in payment processing transactions, including the conversion of the ExxonMobil portfolio to a payment processing program.

•	Investing cash included approximately $40 million for the purchase of TelaPoint during the third quarter of 2007. During 2006, investing cash consisted of net maturities of available-for-sale securities of $13 million. Purchases and maturities netted to approximately zero during the first nine months of 2007.

•	Deposits and borrowed federal funds provided $96 million in 2007 compared to $26 million provided during the same period a year ago – a change in cash of $70 million. During the first nine months of 2007, net cash provided by deposits, federal funds and accounts payable were used to fund a majority of our accounts receivable.

•	We used approximately $30 million as part of the new share repurchase program during the first nine months of 2007.
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
     We make judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets after consideration of all available positive and negative evidence. Future realization of the tax benefit of existing deductible temporary differences or carry forwards ultimately depends on the existence of sufficient taxable income of the appropriate character within the carry back and carry forward period available under the tax law. Future reversals of existing taxable temporary differences, projections of future taxable income excluding reversing temporary differences and carry forwards, taxable income in prior carry back years, and prudent and feasible tax planning strategies that would, if necessary, be implemented to preserve the deferred tax asset, may be considered to identify possible sources of taxable income. At September 30, 2007, we had net deferred tax assets of approximately $281 million of which the significant components relate to goodwill deductible for income tax purposes. Management has determined that the likelihood of realization of the deferred tax asset has met the “more likely than not” criteria established by SFAS No. 109. Thus, no valuation allowances have been established. If future taxable income differs from management’s estimate, allowances may be required and may impact our future net income.
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
Item 4.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     In connection with the original filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
     As a result of the errors and the related restatement discussed in Note 1 to the condensed consolidated financial statements our Chief Executive Officer and Chief Financial Officer, with the participation of our management, reevaluated the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2007, in connection with filing this amended Quarterly Report on Form 10-Q/A. As a result of the material weakness relating to tax matters discussed below, our Chief Executive Officer and Chief Financial Officer have concluded, based on this reevaluation, that as of September 30, 2007, our disclosure controls and procedures were not effective. Notwithstanding the tax-related material weakness discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
     Our Chief Executive Officer and Chief Financial Officer, in conjunction with management, have determined that the Company had a material weakness as of September 30, 2007, relating to the controls over accounting for income taxes. Specifically, the Company’s procedures did not operate effectively to detect changes in state tax laws and the related effects of those changes. As discussed in Note 1 to the condensed consolidated financial statements, the Company is restating for the tax-related errors.

Changes in Internal Control Over Financial Reporting and Remediation Status
     Except as discussed below, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Subsequent to the issuance of our condensed consolidated financial statements for the three and nine months ended September 30, 2007, the Company determined that it had not appropriately considered the impact of newly adopted tax legislation in Maine. The Company concluded that certain elements of its previously issued financial statements were misstated and, accordingly, as evidenced herein, has restated those financial statements.
     Prior to our identification of this tax-related error, and as a result of the Company’s ongoing assessment of controls and procedures, during the fourth quarter of 2007, the Company engaged resources to add an additional layer of review and strengthened controls over accounting for income taxes. The Company identified the tax-related error as part of the closing process for the fiscal year ended December 31, 2007. The Company intends to enhance its quarterly process to include such a review in the future.

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