Form 10-K
period 2007-12-31
Wright Express CORP
filed 2008-02-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                               to
Commission file number  001-32426

WRIGHT EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0526993 (I.R.S. Employer Identification No.)

97 Darling Avenue
South Portland, Maine	04106
(Address of principal executive offices)	(Zip Code)
(207) 773-8171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑     Yes          ☐     No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐     Yes          ☑     No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑     Yes          ☐     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐     Yes          ☑     No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,389,046,856 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
     There were 39,263,470 shares of the registrant’s common stock outstanding as of February 20, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III.

          All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.
          All references to “Cendant Corporation,” “Cendant,” or “our former parent company” in the Annual Report on Form 10-K mean Cendant Corporation, our former parent company that, on February 22, 2005, divested 100 percent of its ownership interest in Wright Express Corporation through an initial public offering. In 2006, Cendant Corporation became Avis Budget Group, Inc., also referred to as “Avis” in the Annual Report on Form 10-K. As a result, the Wright Express Corporation Tax Receivable Agreement with Cendant has been transferred to Avis.
FORWARD-LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “2007 Year in Review Highlights and Outlook for the Future” section of this Annual Report in Item 7, among other sections, contains forward-looking statements. Any other statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers:  fuel price volatility; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; the uncertainties of litigation, as well as other risks and uncertainties as identified in Item 1A of this Annual Report. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements.
PART I
ITEM 1. BUSINESS
Our Company
          Wright Express Corporation, founded in 1983, is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. We provide these services for approximately 300,000 commercial and government fleets consisting of 4.5 million vehicles throughout the U.S. and Canada. We market our services directly, as well as through more than 125 strategic relationships, and offer a MasterCard-branded corporate card.
          On February 16, 2005, Wright Express LLC converted into Wright Express Corporation, a Delaware corporation, and 100 percent of the ownership interests in Wright Express LLC were converted into 40 million shares of common stock and 100 shares of non-voting convertible, redeemable preferred stock. On the same day, our former corporate parent sold all 40 million shares of common stock in an initial public offering (“IPO”) and all 100 shares of non-voting convertible, redeemable preferred stock in a private placement.
          Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank, was established in 1998. FSC is a wholly owned banking subsidiary that approves the customer applications for most of our fuel and maintenance programs and issues our MasterCard-branded corporate card. Wright Express Canada Ltd. (“WEXCanada”) was incorporated in January 2007 as a wholly owned subsidiary of FSC to assist us in funding transactions with Canadian companies.
          On August 6, 2007, Wright Express Corporation acquired all of the outstanding shares of TelaPoint, Inc. (“TelaPoint”), a provider of browser-based supply chain software solutions for bulk petroleum distributors and retailers as part of our continuing strategy for growth through additional product offerings.
Our Business
          We have created one of the largest proprietary payment processing networks in the United States. Our proprietary software captures comprehensive information from the more than 180,000 fuel and maintenance locations within our network. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with purchase controls and analytical tools to help them effectively manage their vehicle fleets and control costs. We give value to our customers by providing customized offerings with accepting merchants, processing payments and providing unique information management services to our fleets.
          For more than 20 years we have built our network to have site acceptance at over 90 percent of the nation’s retail fuel locations and over 45,000 vehicle maintenance locations. Our network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as “closed loop” because we have a direct contractual relationship with the merchant and the fleet; only Wright Express transactions can be processed in this network. In contrast with open networks such as Visa and MasterCard, our network provides fleets with the ability to control purchases in the field. Also differing from Visa and MasterCard, we deliver comprehensive information and analysis tools that allow fleets to effectively manage their operations and costs. Operating a proprietary network not only enhances our value proposition; it enables us to avoid dependence on third-party processors, and to respond rapidly to changing customer needs with system upgrades and new specifications.
          In addition to our closed loop retail fuel and vehicle maintenance network, we also utilize MasterCard’s open network to issue a Wright Express branded corporate MasterCard. This product offering provides customers with a payment processing solution for their non-vehicle related corporate purchasing and transaction monitoring needs and allows Wright Express to be a single source for all of a company’s payment processing and purchasing information management needs.
Strategy
          Our strategy is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation – to acquire and retain customers and to create products that add value by satisfying new and existing customers’ needs.
          Our strategic initiatives include:
•	Increase market share. – We believe that over half of the 41 million fleets across the country are still using cash as the mechanism to pay for fuel purchases. We intend to leverage our proprietary network and our knowledge of the industry to increase our share of this marketplace. We expect to utilize existing and new marketing channels, along with additional outsourced strategic relationships and added product features including but not limited to web-based account management and distributor-specific product offerings.

•	Leverage our existing customer base and cross-sell new products. – Our products are unique because of our ability to provide comprehensive information and analysis tools. We plan to offer new products to our existing customer base. We expect to cross-sell the supply chain software offered by our TelaPoint subsidiary to existing strategic relationships. We also expect to cross-sell our vehicle-based telematics offering, which we refer to as WEXSmart, to our existing fleets.

•	Further penetrate attractive vertical markets. – We plan to continue to increase the functionality of our system solutions to address the specific needs of various vertical markets. As an example, we intend to enter the construction market through the development of a network of building supply dealers which will be used by contractors to procure and track building materials and supplies used in connection with construction projects or jobs.
          In addition, we are continually looking at opportunities which allow us to diversify revenue streams and minimize exposure to fuel prices.
Products and Services
          Our products and services are reported under two segments, Fleet and MasterCard. Financial information about our segments appears in Item 8 – Note 22 of our consolidated financial statements.
•	Fleet – The fleet reportable segment provides customers with payment processing services specifically designed for the needs of vehicle fleet industries. Revenue is earned primarily from payment and transaction processing. This segment also provides information and account management services to fleet customers.

•	MasterCard – The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines – corporate charge cards and single use accounts. Using MasterCard products, businesses are able to facilitate the purchases of products and services in addition to utilizing our information management capabilities.

Fleet
          Payment processing.    In a payment processing transaction we pay the purchase price for the fleet customer’s transaction, less our payment processing fees, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, typically within one month from the billing date. Payment processing fees are typically based on a percentage of the aggregate dollar amount of the customer’s purchase. In 2007 we had approximately 211 million payment processing transactions.
          Transaction processing.    In a transaction processing transaction we earn a fixed fee per transaction. We processed over 38 million transaction processing transactions in 2007 for fleet customers.
          Information management.    We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our website, WEXOnline®. These reports contain information about each transaction by driver and vehicle. We also flag any unusual transactions or transactions that fall outside of pre-established parameters in these reports. Through our website, WEXOnline®, customers can access their account information, including their account history and recent transactions, and download details concerning current and past transactions. They can quickly access, use and download this information to manage and track the usage and efficiency of their fleets’ vehicles, monitor driver behavior and spending, track maintenance schedules and more effectively manage fleet costs. Fleet managers can set pre-determined limits on the amount of money their drivers can charge, the frequency with which their drivers can purchase fuel, the type of products and services that their drivers can purchase and the time of day or days when their drivers can make purchases. In addition, through WEXOnline®, fleet managers can perform real-time modifications to any pre-determined limits or add or remove driver identification numbers and vehicle cards in response to changes or to mitigate risk of unauthorized transactions. They also can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. Utilizing our WEXSmartTM product, which leverages telematics and global positioning satellite technology, fleet managers can track the movements of their drivers and the locations of their vehicles.
          Account management.    We provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets, strategic relationships and the fuel and vehicle maintenance providers on our network. We survey fleet customers, strategic partners and accepting merchants to ensure that these constituencies receive high quality customer service. We also initiate calls to customers to promote adoption and use of our products and programs and actively call “at risk” customers through our account retention programs.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact center, which is available 24 hours a day, seven days a week. Fleet customers also have self service options available to them through WEXOnline®.

•	Premium fleet services. We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and their fleets’ operations and objectives.

•	Strategic relationship services. We assign a dedicated relationship manager to most of our strategic relationships. The representative prepares reports on key performance indicators, which gives each of our strategic relationships a periodic snapshot of its program’s performance in crucial areas. These are benchmarked against aggregate performance data from programs of similar size.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, certify all network and terminal software and hardware, and train them on the sale, transaction authorization and settlement processes.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an on-going 18-month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

MasterCard
          Corporate charge card.    Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality.
          Single use accounts.    Our single use account MasterCard product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our single use account product is used exclusively for transactions that are not made in person, that is, transactions conducted over the telephone, by mail, facsimile or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations. Under this program, each transaction is assigned a unique MasterCard account number, which makes limiting purchase amounts, tracking, settling and reconciling purchases easier and eliminates the risks associated with using multiple cards.
Marketing Channels
          We market our payment processing and information management services to fleets through three primary channels:  direct, co-branded/affinity and private label. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, drive our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services.
          By collecting and analyzing customer data acquired for more than 20 years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and the sales forces of companies with which we have co-branded/affinity or private label relationships.
          Direct.    In our direct channel we market our services, branded with the Wright Express name, directly to commercial and government vehicle fleets, which allows us to have a direct relationship with our fleet customers. As of December 31, 2007, we had approximately 93,000 fleet customers in our direct channel, with approximately 2.0 million total vehicles.
          The fleet customers in our direct channel include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers we use both our outside sales force, which focuses on the acquisition of new customers, and internal account managers, who focus on servicing and growing revenue from existing customers.
          Co-branded/Affinity.    In our co-branded/affinity channel we market our services for, and in collaboration with, approximately 109 fleet management companies, automotive manufacturers, fuel providers and convenience store chains using their brand names and our Wright Express logo. These companies seek to offer our payment processing and information management services to their fleet customers. As of December 31, 2007, we had approximately 29,000 fleet customers in our co-branded/affinity channel, with approximately 1.3 million total vehicles.
          We use this channel to reach the small, mid-size and large fleet customers of our co-branded/affinity relationships. We are able to expand the base of customers to whom we provide our services by combining the marketing and sales efforts of our own sales force with the efforts of the sales forces of our co-branded/affinity relationships.
          Private label.    In our private label channel we market our services for, and in collaboration with, over 24 fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2007, we had approximately 180,000 fleet customers in our private label channel, with approximately 1.2 million total vehicles.
          The customers in this channel are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers in this channel; however, many of these fuel retailers also rely on our sales and marketing expertise to further their efforts.

Fuel Price Derivatives
          A significant portion of our total revenues are attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. We use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel. These contracts expire on a monthly basis according to the schedule below. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage the Company’s fuel price-related earnings exposure. We plan to continue locking in about 90 percent of our earnings exposure every quarter, on a rolling basis. The following table presents information about the Options as of January 31, 2008:

		Weighted-Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	60%	$2.71	$2.77
For the period October 1, 2009 through December 31, 2009	30%	$2.75	$2.80

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.
(b)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
          The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price that results in cash receipts to us when the price goes below the floor price.
•	Create a ceiling price that results in cash payments by us when the price goes above the ceiling price.
•	Result in no cash settlement when prices are between the floor and ceiling prices.
          Our fuel price derivatives for gasoline are based on a wholesale index; our fuel price derivatives for diesel fuel are based on a retail index. We earn our payment processing revenues based on retail fuel prices. Differences between the indices and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the Options.
Industry
          Currently, we estimate there are approximately 41 million fleet vehicles in the United States. Fleet vehicles include automobiles and trucks used by businesses and government agencies. We base our estimate on market research, analyst reports and other published industry statistics available to the public.
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

Competition
          We have a strong competitive position in our fleet segment. Our product features and extensive account management services are key factors behind our leadership position in the fleet industry. We face considerable competition in both of our operating segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our fleet segment and in the corporate charge card category of our MasterCard segment.
          In both of our operating segments the most significant competitive factors are breadth of features, functionality, price and servicing capability.
Intellectual Property
          We pursue the protection of our trademarks by applying to register them in the United States. We have obtained federal trademark registration of a number of marks, including Wright Express®, WEX®, WEXOnline®, WEXIndex®, TelaPoint® and TelaFuel®. In addition, we seek to protect our proprietary rights through the use of confidentiality agreements with employees, consultants, advisors and others.
Regulation
          The Company’s wholly owned bank subsidiary, FSC, is a Utah industrial bank that began operations in June 1998. Through FSC, the Company is able to issue certificates of deposit that support its ability to fund transactions. FSC approves the customer applications for most of the Company’s card programs and is the issuing bank for the Company’s MasterCard programs. FSC has an independent board of directors.
          The Company and FSC are subject to certain federal and state laws and regulations governing insured depository institutions and their affiliates. FSC is subject to supervision and examination by both the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company and FSC are also subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act. The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans FSC may make to one borrower and the types of investments FSC may make.
          Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting Wright Express.
          Restrictions on intercompany borrowings and transactions.    The Federal Reserve Act (“FRA”) restricts the extent to which the Company may borrow or otherwise obtain credit from, sell assets to, or engage in certain other transactions with FSC. In general, these restrictions require that any such extensions of credit by FSC to the parent company must be fully secured. There is no limit on such transactions to the extent they are secured by a cash deposit or pledged United States government securities. It is also possible to pledge designated amounts of other specified kinds of collateral if the aggregate of such transactions are limited to 10 percent of FSC’s capital stock and surplus with respect to any single affiliate, and to 20 percent of FSC’s capital stock and surplus with respect to all affiliates.
          Restrictions on dividends.    The FRA also limits the dividends FSC may pay to the Company. In addition, FSC is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. A state or federal regulatory authority can determine, under certain circumstances relating to the financial condition of a bank, that the payment of dividends would be an unsafe or unsound practice and can prohibit payment. FSC may not pay a dividend to us if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits an industrial bank to pay dividends only from undivided earnings.
          Company obligations to FSC.    Any non-deposit obligation of FSC to the Company is subordinate, in right of payment, to deposits and other indebtedness of FSC. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of FSC will be assumed by the bankruptcy trustee and entitled to priority of payment.
          Restrictions on ownership of Wright Express common stock.    FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 10 percent or more of Wright Express common stock. These requirements are discussed in detail in Item 1A under the heading “If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring such common stock, we will have the power to restrict such entity’s ability to vote such shares.”

Employees
          As of December 31, 2007, we had 694 employees. None of our employees are subject to a collective bargaining agreement.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
          Copies will also be provided to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
          The Company’s Internet site and the information contained therein are not incorporated into this Form 10-K.
Certifications
          Our Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act of 1934, as amended, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on June 14, 2007, in accordance with the New York Stock Exchange’s listing requirements.
ITEM 1A. RISK FACTORS
Risks Relating to Our Company
The majority of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our payment processing revenues.
          In 2007, approximately 70 percent of our total revenues were attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. For example, we estimate that during 2007, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately a $9.0 million decline in 2007 revenue. We have benefited from historically high fuel prices during most of 2007 and 2006, as well as all of 2005, and a significant decline in the price of fuel in future periods could have a material adverse effect on our total revenues.
          We have implemented a fuel price derivatives program to normalize our cash flows related to fuel price volatility. This program is designed to reduce volatility in cash flows but may increase the volatility of our operating results. See an explanation of our program in our “Fuel Price Derivatives” discussion in Item 1.
          Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:
•	supply and demand for oil and gas, and expectations regarding supply and demand;
•	actions by major oil exporting nations;
•	political conditions in other oil-producing and gas-producing countries, including insurgency, terrorism or war;
•	refinery capacity;
•	weather;
•	the prices of foreign exports and the availability of alternate fuel sources;
•	general worldwide economic conditions; and
•	governmental regulations and tariffs.

Derivative transactions may not adequately stabilize our cash flows and may cause volatility in our earnings.
          Because the majority of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in Item 1. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts will be recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
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
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 22 percent of our total revenues in 2007. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
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
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
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
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow federal funds. These funds are used to support our payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by the Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Furthermore, Wright Express could not be a MasterCard issuer. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the state of Utah or the U.S. federal government, may significantly affect or restrict the manner in which the Company conducts business in the future.
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
          Under certain circumstances, when we fund customer transactions, we may bear the risk of substantial losses due to fraudulent use of our charge cards. We do not maintain any insurance to protect us against any such losses.

In an increasing interest rate environment, interest expense on the unhedged portion of our borrowings on our credit facility would increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $199.4 million of indebtedness outstanding at December 31, 2007, under our credit agreement, of which $94.4 million bears interest at rates that vary with changes in overall market interest rates. Rising interest rates would result in reduced net income.
          The certificates of deposit that our industrial bank subsidiary uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed to finance payments primarily to oil companies. In a rising interest rate environment, FSC would not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates would result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2007, FSC had outstanding $496.7 million in certificates of deposit maturing within one year and $97.2 million in certificates of deposit maturing within one to three years.
If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.
          Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. We cannot be certain that our efforts to improve our internal control over financial reporting and disclosure controls and procedures will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal control over financial reporting and disclosure controls and procedures could harm our operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.
          Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.
A prolonged economic downturn or recession would adversely affect our financial results.
          The United States economy has undergone in the past, and may undergo in the future, a period of economic slowdown, which some observers view as a recession. An economic downturn or a recession may have a significant adverse impact on our operations and our financial condition. For example, a continued decline in the credit market may adversely affect our ability to maintain or expand our customer base. In the case of operations, a decline in macro economic activity may result in fewer transactions, thus resulting in a reduction of income.
Historical transactions with our former parent company may adversely affect our financial statements.
          Historical transactions involving Avis Budget Group, Inc. (formerly Cendant Corporation), our former parent company, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Avis Budget Group, Inc., as well as government regulatory organizations. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge, of any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis Budget Group, Inc., or its successor or its current or former affiliates, could adversely affect our financial statements.

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
          As owners of a Utah industrial bank, we are subject to banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of Utah banking authorities and the federal banking regulators. A failure to comply with these requirements could result in sanctions, including the loss of our Utah industrial bank charter. Our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
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
          Our board of directors approved a stockholder rights plan, which entitles our stockholders to acquire shares of our common stock at a price equal to 50 percent of the then current market value in limited circumstances when a third party acquires 15 percent or more of our outstanding common stock or announces its intent to commence a tender offer for at least 15 percent of our common stock, in each case, in a transaction that our board of directors does not approve. The existence of these rights would significantly increase the cost of acquiring control of our Company without the support of our board of directors because, under these limited circumstances, all of our stockholders, other than the person or group who caused the rights to become exercisable, would become entitled to purchase shares of our common stock at a discount. The existence of the rights plan could therefore deter potential acquirers and thereby reduce the likelihood that our stockholders will receive a premium for their common stock in an acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 86,000 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Salt Lake City, Utah to support our bank operations and a second call center location. We lease 4,000 square feet in Louisville, Kentucky to support TelaPoint, Inc., a wholly owned subsidiary of Wright Express. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 — Note 19 of our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2007. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2006
First quarter	$28.05	$22.05
Second quarter	$31.85	$25.00
Third quarter	$30.09	$23.68
Fourth quarter	$32.36	$23.29

2007
First quarter	$32.33	$25.00
Second quarter	$35.79	$29.82
Third quarter	$39.37	$32.43
Fourth quarter	$41.12	$33.80

Holders
          As of February 20, 2008, the closing price of our common stock was $29.88 per share, there were 39,263,470 shares of our common stock outstanding, and there were 5 holders of record of our common stock.
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
          The Company has certain restrictions on the dividends it may pay. The Company has no limit on the dividends it is allowed to pay as long as its leverage ratio is less than 1.75. If the leverage ratio is higher than 1.75, the Company may only pay dividends of $10 million per annum or less. In addition, the Company’s wholly owned industrial bank subsidiary has certain restrictions with regard to the dividends it may pay to the Company. These restrictions are discussed in this Form 10-K in Item 1.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended December 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

October 1 – October 31, 2007	51,000	$36.93	51,000	$42,692,341
November 1 – November 30, 2007	11,000	$36.69	11,000	$42,288,699
December 1 – December 31, 2007	138,644	$36.06	138,644	$37,288,705

Total	200,644	$36.32	200,644

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with Item 7 contained in this Form 10-K and the consolidated financial statements and related notes thereto. The financial information included in the table below is derived from audited financial statements:

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005(a)	2004	2003

Income statement information
Total revenues	$336,128	$291,247	$241,333	$189,100	$156,939
Total operating expenses	$184,036	$156,144	$134,716	$104,940	$100,005
Financing interest expense	$12,677	$14,447	$12,966	$—	$—
Net realized and unrealized losses on derivative instruments	$53,610	$4,180	$65,778	$—	$—
Net income	$51,577	$74,609	$18,653	$51,219	$34,640
Basic earnings per share(b)	$1.29	$1.85	$0.46	$1.27	$0.86
Weighted average basic shares of common stock outstanding(b)	40,042	40,373	40,194	40,185	40,185

Balance sheet information, at end of period
Total assets	$1,785,076	$1,551,015	$1,448,295	$950,503	$721,424
Liabilities and stockholders’ or member’s equity:
All liabilities except preferred stock	$1,570,817	$1,357,888	$1,335,682	$528,439	$325,278
Preferred stock	10,000	10,000	10,000	—	—
Total stockholders’ or member’s equity	204,259	183,127	102,613	422,064	396,146

Total liabilities and stockholders’ or member’s equity	$1,785,076	$1,551,015	$1,448,295	$950,503	$721,424

(a)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to previous years’ results.

(b)	Basic earnings per share and weighted average basic shares of common stock outstanding are determined on a pro-forma basis for the years ended December 31, 2004 and 2003 as the Company was not a publicly-traded, stand-alone entity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          This discussion should be read in conjunction with our audited financial statements as of December 31, 2007, and for the three years then ended and the notes accompanying those financial statements. In addition, this discussion contains forward-looking statements which are covered by the cautionary statement for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 as discussed on page 1 of this Annual Report on Form 10-K.
          Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. We provide these services to customers throughout the U.S. and Canada. The information we collect at the point of sale through our proprietary payment processing network includes the amount of the expenditure, the identification of the account, driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased.
          We operate in two segments – Fleet and MasterCard.
          Fleet.    The Fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. Using three primary marketing channels – direct, co-branded/affinity and private label — our Fleet segment generates revenue primarily from transaction fees. Our payment processing transaction fees are typically based on the aggregate dollar amount of the total purchase. Our transaction processing transaction fees are generally a fixed fee per transaction. This segment also provides information and account management services to our Fleet customers. The Fleet segment processes transactions for customers in both the U.S. and Canada. During 2007, we acquired TelaPoint, Inc. (“TelaPoint”), which is included in our Fleet segment. We purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers and to allow us the potential to diversify our revenues and broaden our customer base.
          MasterCard.    The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Our MasterCard segment generates revenue from payment processing and information management services offered throughout the U.S. These services are offered through two primary programs – corporate charge cards and single use accounts. In addition to the payment processing function, these programs include information and account management capabilities which provide businesses with considerable data. This data can be used to analyze corporate spending and control costs.
2007 Year in Review Highlights and Outlook for the Future
          We strive to continue to deliver industry-leading profitability and growth. During 2007, we focused on sustaining our growth while minimizing cost increases. In addition, we added additional product offerings which we could cross-sell to our existing customers. We also increased our portfolio by entering into strategic partnerships. Our results for the year ended 2007 included the following significant agreements, acquisitions and accomplishments:
•	We completed the first year of our 10-year agreement with ExxonMobil Corporation (“ExxonMobil”), an industry leader in the energy and petrochemicals business and a major provider of fleet cards. As a result of this agreement, we processed 19 million payment processing transactions during the year.

•	In the second half of 2007 we entered into a multi-year marketing and customer servicing alliance agreement with Citi, the world’s largest provider of credit cards. The agreement includes transaction processing services for selected commercial oil credit card portfolios within Citi Cards’ oil credit card franchise. Leveraging the capabilities of Wright Express and Citi offers Citi’s oil company partners the ability to market their private label fleet card products more extensively, offer multiple credit and billing options, optimize account activation and retention, and offer products and services that create long term relationships with fleets.

•	We acquired TelaPoint, a leading provider of browser-based supply chain software solutions for petroleum distributors and fuel retailers, for approximately $40 million in cash. The TelaPoint application suite enables convenience stores and fuel outlets to improve the efficiency of their fuel replenishment, buying and administrative operations. Operating on a software-as-a-service business model, TelaPoint generates the majority of its revenue on a recurring basis from monthly site fees, which creates strong visibility into future revenues. TelaPoint’s customers include more than 20,000 retail and wholesale fueling sites across the country, and TelaPoint has relationships with approximately 250 petroleum carriers. TelaPoint’s browser-based application suite broadens and strengthens our portfolio of information solutions, offering us potential to diversify our revenues. At the same time, we expect TelaPoint’s products to further secure our position with merchants, distributors and fleets by adding value to their relationships with Wright Express.

•	We entered into a new credit agreement during the second quarter of 2007. The new credit agreement provides for a five-year, $350 million unsecured revolving credit facility. Subject to certain conditions, we have the option to increase the facility by up to an additional $100 million. Proceeds from this new credit facility were used to refinance our existing indebtedness under our old credit facility and acquire TelaPoint. We may also use amounts available under the new credit agreement for working capital purposes, refinancing of indebtedness, and other general corporate purposes. The new credit facility also gives us the flexibility to make further acquisitions or allow us to continue to repurchase shares.

•	Total MasterCard purchase volume grew to $1.8 billion for the year ended December 31, 2007, an increase of 42 percent over last year. Growth was primarily driven by spend on the single use purchase card product which helps companies manage operational spending.

•	Fuel prices averaged $2.84 per gallon during 2007. Fuel prices averaged $2.63 during 2006. The higher fuel prices have increased our average accounts receivable balance over last year. We incurred more operating debt to fund this higher average accounts receivable balance.
          Looking forward, we anticipate the following:
•	During 2007 the U.S. economy experienced a slowdown of growth which has negatively impacted the current credit environment. We expect this slower economy to continue into 2008. Even though we have over $1 billion in accounts receivable at December 31, 2007, our extension of credit is not revolving. Our receivables are due in full monthly. Our business focus is on the processing of the payments which limits our exposure to the current credit environment.

•	We plan to target growth opportunities in the small fleet marketplace. We estimate more than 50 percent of fleets are still using cash to buy their fuel. We intend to aggressively target those fleets. We also believe that our agreement with Citi will allow us to capture a greater share of the small fleet market.

•	We plan to establish new down-market channels. We will actively pursue owners of 10 to 20 gas stations as another means for growth. On February 6, 2008, we announced that we had signed a purchase agreement to acquire certain assets of Pacific Pride Services, Inc. (“Pacific Pride”). As a result of the acquisition, we expect to increase our penetration of the distributor channel by leveraging Pacific Pride’s local market presence and brand recognition, as well as its platform and products for commercial vehicle fleets. The Pacific Pride franchisees manage fuel storage tanks at their retail and bulk sites, and along with our TelaPoint acquisition, we should be able to offer a browser-based solution for fuel purchasing and inventory management to these franchisees.

•	We expect to continue to diversify our sources of revenue. We are looking to expand our product offering into the contractor market. We also expect that we will see growth in the sales of our new subsidiary, TelaPoint, and increased revenues from our telematics product offering.

•	We expect to leverage our MasterCard program. We plan to target our sales efforts to midsize businesses. We expect continued growth in the purchase volume on our single use accounts.

•	We will continue to actively seek out opportunities to partner with or acquire other businesses which will accelerate growth and increase stockholder value.

Results of Operations
YEAR ENDED DECEMBER 31, 2007, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

			Increase
(in thousands)	2007	2006	(decrease)

Revenues
Payment processing revenue	$236,629	$198,674	19%
Transaction processing revenue	14,452	17,528	(18)%
Account servicing revenue	26,697	23,918	12%
Finance fees	26,509	21,997	21%
Other	9,331	9,784	(5)%

Total revenues	313,618	271,901	15%

Total operating expenses	167,229	142,198	18%

Operating income	146,389	129,703	13%

Financing interest expense	(12,677)	(14,447)	(12)%
Loss on extinguishment of debt	(1,572)	—	—
Net realized and unrealized losses on derivative instruments	(53,610)	(4,180)	1,183%
Decrease in amount due to Avis under tax receivable agreement	78,904	—	—

Income before taxes	157,434	111,076	42%
Provision for income taxes	109,510	39,923	174%

Net income	$47,924	$71,153	(33)%

			Increase
(in thousands, except per transaction and per gallon data)	2007	2006	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	210,714	181,332	16%
Average expenditure per payment processing transaction	$57.94	$53.29	9%
Average price per gallon of fuel	$2.84	$2.63	8%

Transaction processing revenue:
Transactions processing transactions	38,804	58,827	(34)%

Account servicing revenue:
Average number of vehicles serviced	4,390	4,318	2%

          Payment processing revenue increased $38.0 million for 2007, as compared to 2006. This increase is primarily due to a 16 percent increase in the number of payment processing transactions as well as an 8 percent increase in the average price per gallon of fuel. Approximately 40 percent of the growth in our payment processing transactions is primarily attributed to the conversion of the ExxonMobil portfolio to a payment processing program in December 2006. ExxonMobil had previously been a transaction processing customer. The increase in the average expenditure per payment processing transaction is attributed to the increase in the price of fuel.
          Our 2007 transaction processing transactions decreased by 20.0 million transactions from the prior year. This is primarily due to conversions of portfolios from transaction processing services to payment processing services.
          Finance fees increased $4.5 million for 2007, primarily due to higher average daily account receivable balances subject to late fees. These higher balances can be attributed to both elevated fuel prices and an increase in the number of payment processing transactions.

          Salary and other personnel expenses increased $5.0 million over last year. During 2007 we added approximately $4.2 million in expense primarily in the sales, finance and information technology areas to support growth in our existing business and to facilitate new product offerings. These additional expenses include medical and dental insurance as well as our sales related expenses such as travel. During 2007 we incurred an additional $1 million in stock-based compensation expense over the prior year. This is partially offset by lower employee incentive expense of $0.6 million. The acquisition of TelaPoint also contributed to the increase in salary and other personnel expense by approximately $0.5 million.
          Credit losses were $19.8 million in 2007 as compared to $14.8 million in 2006. We measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 16.3 basis points of Fuel Expenditures for 2007 compared to 15.2 basis points of Fuel Expenditures for 2006. The change in our credit loss expense year over year is primarily related to higher fuel prices and the conversion of the ExxonMobil portfolio to a payment processing program. These increases resulted in approximately $2.2 million of additional expense as compared to 2006. The ExxonMobil portfolio consists primarily of small fleets, which have historically experienced higher loss rates than our other portfolios.
          Service fees decreased $1.2 million for 2007. These decreases were primarily lower board of director and professional service fees of $1.4 million as compared to last year. During 2006 we incurred higher expenses during our exploration of possible acquisition targets.
          Operating interest expense, which relates to interest on our deposits and borrowed federal funds, increased $9.8 million compared to 2006, as we incurred interest expense to finance our receivables arising from our payment processing transactions. The increase in our interest expense results, in part, from an increase in weighted average interest rates to 5.3 percent in 2007 from 4.9 percent in 2006. In addition, our increased interest expense can be attributable to an increase in our average debt balance. Our average debt balance for 2007 totaled $544.7 million as compared to our average debt balance of $381.7 million for 2006. The average debt balance increased due to (i) higher average fuel prices; and (ii) an increase in the number of transactions processed.
          Financing interest expense, which represents interest on our term loan and the revolving credit facility, is related primarily to the corporate credit facility and secondarily to the preferred stock, which under U.S. accounting principles is classified as debt, that we issued as part of our initial public offering. Interest expense for 2007 decreased $1.8 million from 2006. The primary reason for this decline is the average interest rate decreased to 6.9 percent for 2007 as compared to 7.1 percent for 2006, due to lower interest rates on the new credit agreement. The average debt balance decreased to $180.2 million in 2007 compared to $201.6 million in 2006. The outstanding balance on our corporate credit facility at December 31, 2007 was $199.4 million as compared to a balance of $149.8 million on December 31, 2006. In August 2007 we borrowed approximately $40 million to acquire TelaPoint.
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. We recognized unrealized losses of $37.1 million in 2007 compared to unrealized gains of $32.2 million in 2006. We recognized realized losses of $16.5 million in 2007 and $36.4 million in 2006.
           Our effective tax rate was 69.6 percent for 2007 and 36.0 percent for 2006. On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to our apportionment factors and has resulted in a significant decrease in our blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased our deferred tax assets which resulted in a charge to the provision for income taxes in the second quarter of approximately $81 million.
          The lower overall tax rate decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement has decreased. This decrease resulted in non-operating income of approximately $79 million during the second quarter of 2007.
          Realized and unrealized gains and losses on our fuel price derivatives impact the amount of taxable income by state jurisdiction. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate fluctuates due to changes in the mix of earnings between our legal entities resulting in higher or lower effective tax rates.

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

			Increase
(in thousands)	2007	2006	(decrease)

Revenues
Payment processing revenue	$20,864	$15,967	31%
Account servicing revenue	70	81	(14)%
Finance fees	376	354	6%
Other	1,200	2,944	(59)%

Total revenues	22,510	19,346	16%

Total operating expenses	16,807	13,946	21%

Operating income	5,703	5,400	6%
Provision for income taxes	2,050	1,944	5%

Net income	$3,653	$3,456	6%

			Increase
(in thousands)	2007	2006	(decrease)

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$1,844,506	$1,300,740	42%

          Payment processing revenue increased approximately $4.9 million over 2006, primarily due to additional business driven by new customers on our single use account product which continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $544 million in 2007 compared to 2006.
           Other revenue decreased $1.7 million from 2006 primarily due to the sale of our shares of MasterCard Class B stock during 2006 for a pre-tax gain of approximately $2.3 million. All of these proceeds were included in other revenues for 2006.
          Operating expenses increased by $2.9 million during 2007 due to the following:
•	An increase in service fees of $1.7 million as compared to 2006 due to higher purchase volumes,

•	an increase in depreciation and amortization and technology leasing and support of $1.1 million due to additions to our infrastructure as we grow our customer base, and

•	an increase in operating interest of $0.8 million due to a 42 percent increase in MasterCard purchase volume.
          Offsetting these increases was a decrease in the credit loss reserve of $1.0 million. We measure our credit loss performance by calculating credit losses as a percentage total card purchases. This metric for credit losses was 4.0 basis points of total MasterCard purchase volume for 2007 compared to 13.8 basis points for 2006. Our 2006 reserve includes a specific amount for one customer.

YEAR ENDED DECEMBER 31, 2006, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005
Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet operating segment:

			Increase
(in thousands)	2006	2005	(decrease)

Revenues
Payment processing revenue	$198,674	$161,682	23%
Transaction processing revenue	17,528	17,136	2%
Account servicing revenue	23,918	22,855	5%
Finance fees	21,997	15,649	41%
Other	9,784	8,694	13%

Total revenues	271,901	226,016	20%

Total operating expenses	142,198	122,149	16%

Operating income	129,703	103,867	25%

Financing interest expense	(14,447)	(12,966)	11%
Net realized and unrealized losses on derivative instruments	(4,180)	(65,778)	(94)%

Income before taxes	111,076	25,123	342%
Provision for income taxes	39,923	8,310	380%

Net income	$71,153	$16,813	323%

			Increase
(in thousands, except per transaction and per gallon data )	2006	2005	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	181,332	165,851	9%
Average expenditure per payment processing transaction	$53.29	$46.41	15%
Average price per gallon of fuel	$2.63	$2.33	13%

Transaction processing revenue:
Transactions processing transactions	58,827	62,336	(6)%

Account servicing revenue:
Average number of vehicles serviced	4,318	4,075	6%

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
          Salary and other personnel expenses were flat year over year. We incurred a charge of $5.7 million in the first quarter of 2005 associated with the issuance of (i) common stock in exchange for Avis restricted stock units, and (ii) options to purchase shares of our common stock in exchange for Avis stock options held by our employees. These exchanges were concurrent with our initial public offering. In 2006, we experienced increases in salary and other personnel costs of approximately $5.5 million, primarily due to the increases in the sales staff as we enhance product offerings and increase brand awareness, and increases in general staffing requirements necessary to operate under the regulatory environment of a public company.

          Credit losses were $14.8 million in 2006. Credit losses were 15.2 basis points of Fuel Expenditures for 2006 compared to 10.8 basis points of Fuel Expenditures for 2005. The change in our credit loss expense is primarily related to increased amounts subject to loss due to a larger number of transactions and higher fuel prices. Furthermore, we increased reserves related to one customer totaling approximately $1.7 million. Without the reserve for this specific customer, our credit loss would have been 13.4 basis points of total Fuel Expenditures. During 2005, credit loss was at an historic low for the Company. The last 5 years of historical results reflects a normalized credit loss range of 11 to 22 basis points of Fuel Expenditures.
          Service fees increased $3.1 million for 2006. These increases were primarily related to the following:
•	Expenses for the due diligence in connection with our exploration of acquisition growth opportunities of approximately $1.1 million,

•	additional expense related to stock based compensation programs of approximately $1.0 million,

•	service fees related to our implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of approximately $0.8 million, and

•	restatement expenses from our third quarter restatement of our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Forms 10-Q for the first and second quarters of 2006 of approximately $0.2 million.
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
          Financing interest expense, interest on our term loan and the revolving credit facility, is related primarily to the corporate credit facility that we entered into in February 2005 and secondarily to the preferred stock that we issued as part of our initial public offering. Interest expense for 2006 increased $1.5 million over 2005. Interest expense for 2005 reflects approximately ten months of expense as compared to the twelve months of expense in 2006. The difference in the time the debt was outstanding is partially offset by the average debt balance decreasing to $201.6 million in 2006 compared to $244.3 million in 2005. The outstanding balance on our corporate credit facility at December 31, 2006, was $149.8 million. Also contributing to the increase in interest expense during 2006 was an increase in the average one-month London Interbank Offered Rate (“LIBOR”).
          We recognized unrealized gains of $32.2 million in 2006 on our fuel price sensitive instruments compared to unrealized losses of $36.7 million in 2005. We recognized realized losses on these instruments of $36.4 million in 2006 and $29.1 million in 2005.
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

MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard operating segment:

			Increase
(in thousands)	2006	2005	(decrease)

Revenues
Payment processing revenue	$15,967	$11,734	36%
Account servicing revenue	81	80	1%
Finance fees	354	120	195%
Other	2,944	3,383	(13)%

Total revenues	19,346	15,317	26%

Total operating expenses	13,946	12,567	11%

Operating income	5,400	2,750	96%
Provision for income taxes	1,944	910	114%

Net income	$3,456	$1,840	88%

			Increase
(in thousands)	2006	2005	(decrease)

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$1,300,740	$962,322	35%

          Payment processing revenue increased approximately $4 million over 2005, primarily due to additional business driven by new customers on our single use purchase card product which continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $338 million in 2006 compared to 2005.
          Other revenue overall decreased $0.4 million from 2005 primarily due to the following:
•	The loss of the Jackson Hewitt stored value program. Although other revenue decreased $2.8 million due to the loss of this program, the program only generated $0.1 million of operating income before taxes in 2005, and;

•	as a member bank of MasterCard, our wholly owned bank subsidiary received $0.5 million in cash and 27,578 shares of Class B stock from MasterCard as part of MasterCard’s initial public offering. We later sold our shares of MasterCard Class B stock during the fourth quarter of 2006 for a pre-tax gain of approximately $1.7 million. All of these proceeds were included in other revenues for 2006.
          Operating expenses increased by $1.4 million during 2006 primarily due to an increase in the credit loss reserve of $1.3 million related to one customer. We measure our credit loss performance by calculating credit losses as a percentage of total card purchases. This metric for credit losses was 13.8 basis points of total MasterCard purchase volume for 2006 compared to 4.7 basis points for 2005. Apart from the additional credit loss, operating expenses were flat year over year.

Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits, borrowed federal funds and purchased fleet card receivables. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During 2007, we generated approximately $53 million in management operating cash as compared to approximately $57 million in 2006.
•	During 2007, we entered into a new credit agreement and repaid the term loan that we entered into at the time of our IPO. The net cash provided from our financing debt was $47 million. We borrowed approximately $40 million for the acquisition of TelaPoint during the third quarter of 2007.

•	We used approximately $38 million as part of the new share repurchase program during 2007.

•	During 2007, we had approximately $20 million of capital expenditures, $17 million of which was cash. The 2007 capital expenditures included an agreement for approximately $3 million for a software license which we capitalized. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality. We expect total capital expenditures for 2008 to be approximately $24 to $27 million. Our capital spending is financed primarily through internally generated funds.

     Management Operating Cash
          We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, management considers deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash (used for) provided by operating activities as presented on the consolidated statement of cash flows in accordance with GAAP. The table below reconciles net cash (used for) provided by operating activities to management operating cash:

	Year ended December 31,
	2007	2006	2005

Net cash (used for) provided by operating activities	$(92,089)	$60,449	$(40,942)
Purchases of fleet card receivables	(1,922)	(86,784)	—
Net increase in deposits	204,390	56,448	143,891
Net (decrease) increase in borrowed federal funds	(57,221)	26,369	11,930

Management operating cash	$53,158	$56,482	$114,879

          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with fixed interest rates ranging from 4.50 percent to 5.45 percent. As of December 31, 2007, we had approximately $599 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were increased to $160 million during 2007. At December 31, 2007, we had outstanding borrowings of approximately $8 million with an interest rate of 4.38 percent.

     Short-term Liquidity
          Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. FSC is responsible for substantially all payments to major oil companies and can fund our short-term cash requirements through the issuance of certificates of deposit and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Our revolving credit facility had an available balance of $150.6 million at December 31, 2007.
          Our current credit facility is comprised of a $350 million revolving line-of-credit agreement. Borrowings on the revolving line-of-credit with at least three days notice carry interest based on seven-day, one-, two-, three-, or six-month LIBOR, at the Company’s option, while draws with less than three days notice carry interest based on the prime rate. The revolving line-of-credit facility expires in May 2012.
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement contains financial covenants requiring us to maintain a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio at the end of each fiscal quarter. The credit agreement requires us to maintain a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.
          In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, purchase company stock, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions at December 31, 2007.
          In July 2007, we entered into interest rate swap arrangements (the “July 2007 Swaps”) with two counterparties, effective from July 23, 2007 through July 22, 2009. In addition, in August 2007, we entered into an interest rate swap arrangement (the “August 2007 Swap”) with a third counterparty. The August 2007 Swap is effective from August 22, 2007, through August 24, 2009. Both the July 2007 Swaps and the August 2007 Swap were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our variable rate credit agreement.
          Management believes that we can adequately fund our cash needs during the next 12 months.

     Long-term Liquidity
          Our long-term cash requirements consist primarily of amounts due to Avis as part of our tax receivable agreement. We expect to fund these long-term requirements with cash generated from our operating activities. As a consequence of our separation from Avis, we increased the tax basis of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us the ability to reduce the amount of future tax payments to the extent that we generate taxable income in sufficient amounts in the future. We are contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. Therefore, our current and expected operating cash flows attributable to the Tax Basis Increase are not expected to have a significant benefit to us.
          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. The effect of this lower state income tax rate on the temporary differences decreased our deferred tax assets which resulted in a charge to the provision for income taxes in the second quarter of approximately $81 million. The lower overall rate decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement has decreased. This decrease resulted in non-operating income of approximately $79 million during the second quarter of 2007.
          On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over the next 24 months. The program will be funded either through our future cash flows or through borrowings on our credit facility. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
          Management plans to assess our long-term liquidity requirements periodically. Based on the results of this assessment, we may elect to increase our borrowing capacity or issue additional equity instruments.
     Off-balance Sheet Arrangements
          Operating leases.  We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.
          Extension of credit to customers.  We have entered into commitments to extend credit in the ordinary course of business. We had approximately $2.9 billion of commitments to extend credit at December 31, 2007, as part of established lending product agreements. These amounts may increase during 2008 as the Company extends credit to customers as part of its lending product agreements. Many of these commitments are not expected to be utilized; therefore, management does not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. Management believes that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit and borrowed federal funds.
          Letters of credit.  We are required to post collateral to secure our fuel price sensitive derivative instruments based on the unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2007, this unsecured credit totaled $37 million. We had posted collateral in the form of letters of credit of $12 million at December 31, 2007. In addition, we have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

     Contractual Obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2007, for the periods specified:

					2012 and
(in thousands)	2008	2009	2010	2011	Thereafter	Total

Operating leases:
Facilities	$2,350	$2,321	$1,805	$1,749	$11,411	$19,636
Equipment, including vehicles	1,987	1,100	445	152	—	3,684
Capitalized software licensing agreement	2,000	2,903	—	—	—	4,903
Preferred stock(a)	650	650	650	650	12,058	14,658
Revolving line-of-credit(b)	—	—	—	—	199,400	199,400
Tax receivable agreement	20,023	19,072	19,583	20,190	240,644	319,512
Deposits	496,652	97,152	—	—	—	593,804
Borrowed federal funds	8,175	—	—	—	—	8,175
Fuel price derivatives(c)	20,267	21,331	—	—	—	41,598
Purchase obligations:
Accounts payable	363,189	—	—	—	—	363,189
Technology services	2,318	830	799	55	—	4,002

Total	$917,611	$145,359	$23,282	$22,796	$463,513	$1,572,561

(a)	Assumes December 31, 2007, rate of 6.44% and redemption on February 22, 2015. See Item 8 – Note 15, Preferred Stock.

(b)	Our revolving line-of-credit is set to expire in May of 2012. Amounts in table exclude interest payments. See Item 8 – Note 12, Financing Debt.

(c)	Payments for fuel price derivatives are based on market values at December 31, 2007. Changes in the price of the underlying commodities will result in changes in the required cash settlement.

Application of Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. Our consolidated financial statements are based on the selection and application of critical accounting policies and estimates, the most significant of which are included in the tables below.

Reserve for Credit Losses

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The reserve for losses relating to accounts receivable represents management’s estimate of the losses inherent in the Company’s outstanding portfolio of receivables. The reserve for credit losses reduces the Company’s accounts receivable balances as reported in its financial statements to their net realizable value.

Reserves for these losses are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (i.e. current, 30 days, 60 days, 90 days) over a six month period and average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due. Also, to a lesser extent, the reserve reflects management’s judgment regarding overall reserve adequacy. Management considers whether to adjust the reserve that is calculated by the analytic model based on other factors, such as the actual charge-offs for the six preceding months, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraud activity in the portfolio, as well as leading economic and market indicators.

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable.

As of December 31, 2007, an increase in charge-offs equivalent to 10 basis points of the accounts receivable balance at such date would increase the provision for credit losses by approximately $1 million.

Effective Income Tax Rate

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The Company’s effective income tax rate calculation requires management to estimate the apportionment of the Company’s taxable income or loss among the various state and local taxing jurisdictions based upon where we do business. These apportionment factors may vary from taxing jurisdiction to taxing jurisdiction.

The effective income tax rate is primarily based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, such as levels of future taxable income or loss, customer location, as well as known tax law and applicable statutory tax rates in each jurisdiction.

Changes in the location of the Company’s taxable income or loss may result in significant changes in the effective income tax rate. In addition, to the extent the amount and timing of the Company’s actual taxable income or loss for any period may differ from assumptions, the effective income tax rate may be significantly impacted.

Changes in tax law, like the one we experienced in Maine in 2007, can significantly impact our future tax obligations.

Deferred Tax Asset Valuation

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Future realization of the tax benefit of existing deductible temporary differences is contingent upon the ability of the Company to generate sufficient future taxable income within the carry back and carry forward periods available under tax law. No valuation allowance has been established at this time as management believes that it is more likely than not that the Company will realize the benefits of the deferred tax assets.

The Company regularly reviews its deferred tax assets for recoverability. Management’s determination of whether an allowance is required is based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies.

If the Company is unable to generate sufficient future taxable income, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, the Company may be required to establish a valuation allowance against its deferred tax assets.

At December 31, 2007, the Company had approximately $392 million of gross deferred tax assets. These deferred tax assets consisted primarily of temporary differences related to tax deductible goodwill. The Company also had gross deferred tax liabilities of approximately $109 million primarily consisting of temporary non-tax deductible goodwill with an indefinite reversal period.

A determination that deferred tax assets would not be realized at December 31, 2007, would require the establishment of a valuation allowance determined without regard to existing deferred tax liabilities with indefinite reversal periods. This would increase the provision for income taxes by approximately $381 million. However, under the terms of the tax receivable agreement with Avis, to the extent that the Company was unable to utilize the tax benefits created as a consequence of the Company’s separation from Avis, the Company would realize a gain of approximately $318 million. Therefore, a valuation allowance against 100% of our deferred tax assets would decrease net income by approximately $63 million.

Acquired Intangible Assets and Goodwill

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

Acquired intangible assets result from the allocation of the cost of an acquisition to the identifiable intangible assets and net tangible assets of the acquired company. The remainder of the purchase price is classified into goodwill. Management uses an estimate of the fair value of each asset acquired to allocate the purchase price.

Certain of these intangible assets, such as software and customer relationships, are amortized to expense over time. The amortization period for these assets is based on management’s estimate of the useful life of the acquired intangible asset, which is the amount of time that the asset is expected to contribute directly or indirectly to the Company’s cash flows.
The fair value of the identifiable intangible assets acquired is determined using accepted valuation methodologies such as the market approach, the cost approach and the income approach. These methodologies require estimates by management of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. These factors also determine, to a large extent, the estimated useful life of the asset. In addition, management uses its judgment in selecting the levels of several other key indicators such as royalty rates for the use of trademarks and software, projected revenues from the existing customer base, customer attrition rates, as well as expected revenue growth and profit margins.
In the event that actual performance is significantly different than the assumptions used for valuation purposes, write-downs of intangible assets and/or goodwill could occur.

As of December 31, 2007, the Company had an aggregate of approximately $41 million on its balance sheet related to goodwill and intangible assets of acquired entities. An impairment analysis which assumed revenue growth 10% lower than the assumptions used at the time of the acquisition would result in an impairment charge to goodwill and intangible assets of acquired entities of approximately $6 million.

Valuation of Derivatives

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The Company has entered into several financial arrangements that are considered to be derivative transactions. Where the Company has entered into interest rate swaps, the derivatives have been designated as cash flow hedges. Accordingly, the interest rate swaps are recorded at their fair value on the consolidated balance sheet. The changes in fair value of the interest rate swaps are recorded as a component of other comprehensive income rather than in earnings. Where the Company has entered into fuel price derivatives, no hedging relationship has been designated. Accordingly, when the derivatives are marked to their market value, the related gains or losses are recognized currently in earnings.

None of the derivatives that exist have readily determinable fair market values. Management relies, to some extent, on quotes received from the counterparty to the transaction in order to determine the fair value of the instruments. On a periodic basis, management reviews the statements provided by the counterparty to ensure the fair market values are reasonable when compared to the market value of the underlying commodity.

As of December 31, 2007, the Company had established that the net fair value of the derivatives was a liability of approximately $44 million. This net fair value contrasts with a net fair value of the derivatives which was a liability of approximately $4 million as of December 31, 2006. Net realized and unrealized losses on the fuel price derivatives totaled approximately $54 million in 2007 and $4 million in 2006. Changes in fuel prices, interest rates and other variables had a significant impact on the value of the derivatives.

Should either (i) the variables underlying pricing methodologies; or (ii) the methodologies themselves substantially change, our results of operations could significantly change.

     Changes to Accounting Policies
          We adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109,” at the beginning of our 2007 fiscal year. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, including any related interest and penalties. The adoption and application of FIN 48 did not have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008, to defer the effective date for one year for certain nonfinancial assets and liabilities. Based upon the items in our financial statements that are currently measured at fair value under existing authoritative pronouncements, we believe that the adoption of this standard will have no material impact on our financial statements.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We believe that the adoption of this standard will have no material impact on our financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Currently, we do not have a noncontrolling interest in a subsidiary.
          Also in December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. The Company may not apply it before that date. SFAS 141(R) will not impact the Company’s accounting for prior acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          At December 31, 2007, we had borrowings of $194 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 70 basis points. During 2007 we entered into two interest rate swap contracts that end in July of 2009, and one interest rate swap contract that ends in August 2009 that fix the interest rate on $105 million of the variable rate revolving credit facility.
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2008 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in Item 7 in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected financing interest expense on variable rate portion of debt (one-month LIBOR equal to 4.60%)	$4,094

Increases to LIBOR of:
2.00%	$1,780
5.00%	$4,450
10.00%	$8,900

(a)	Changes to financing interest expense presented in this table are based on interest payments on the revolving credit facility that bear interest based on one-month LIBOR, no repayment terms and the rate presented.
Commodity Price Risk
          The following table reflects the estimated effect of changes in the price of gas, without the effect of our fuel price derivative instruments:

	Change in average price per gallon (excluding impact of fuel price derivatives)
(in thousands)	$(0.30)	$(0.20)	$(0.10)	$0.10	$0.20	$0.30

Change in:
Revenues	$(27,108)	$(18,072)	$(9,036)	$9,036	$18,072	$27,108
Expenses	(4,879)	(3,253)	(1,626)	1,626	3,253	4,879

Operating income	$(22,229)	$(14,819)	$(7,410)	$7,410	$14,819	$22,229

     As discussed in “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in fuel prices to our cash flows. The table above does not reflect the impact of these derivatives on our pre-tax income, as management cannot predict the changes in market value of these instruments. These market value changes are unrealized and have no cash impact but must be reported as unrealized gains and losses in our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ or member’s equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1, the Company adopted (i) the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007; and (ii) Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on July 1, 2005.
As discussed in Note 1 to the consolidated financial statements, the Company was an indirect wholly owned subsidiary of Avis Budget Group, Inc. as of January 1, 2005. Avis divested 100% of its ownership interest in the Company through an Initial Public Offering on February 22, 2005. The 2005 financial statements include significant transactions with affiliates during the period from January 1 to February, 22, 2005. Included in Note 13 to the consolidated financial statements are transactions with related parties of the Company.
/s/  DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2008

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$43,019	$35,060
Accounts receivable (less reserve for credit losses of $9,466 in 2007 and $9,749 in 2006)	1,070,273	802,165
Income taxes receivable	3,320	—
Available-for-sale securities	9,494	8,023
Property, equipment and capitalized software, net	45,537	39,970
Deferred income taxes, net	283,092	377,276
Goodwill	294,365	272,861
Other intangible assets, net	20,932	2,421
Other assets	15,044	13,239

Total assets	$1,785,076	$1,551,015

Liabilities and Stockholders’ Equity
Accounts payable	$363,189	$297,102
Accrued expenses	35,310	26,065
Income taxes payable	—	813
Deposits	599,089	394,699
Borrowed federal funds	8,175	65,396
Revolving line-of-credit facilities	199,400	20,000
Term loan, net	—	129,760
Derivative instruments, at fair value	41,598	4,524
Other liabilities	4,544	1,170
Amounts due to Avis under tax receivable agreement	319,512	418,359
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,580,817	1,367,888

Commitments and contingencies (Note 19)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,798 in 2007 and 40,430 in 2006 shares issued; 39,625 in 2007 and 40,430 in 2006 shares outstanding	408	404
Additional paid-in capital	98,174	89,325
Retained earnings	144,839	93,262
Other comprehensive (loss) income, net of tax:
Net unrealized loss on available-for-sale securities	(49)	(98)
Net unrealized (loss) gain on interest rate swaps	(1,417)	234
Net foreign currency translation adjustment	15	—

Accumulated other comprehensive (loss) income	(1,451)	136

Less treasury stock at cost, 1,173 shares in 2007 and no shares in 2006	(37,711)	—

Total stockholders’ equity	204,259	183,127

Total liabilities and stockholders’ equity	$1,785,076	$1,551,015

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005

Revenues
Payment processing revenue	$257,493	$214,641	$173,416
Transaction processing revenue	14,452	17,528	17,136
Account servicing revenue	26,767	23,999	22,935
Finance fees	26,885	22,351	15,769
Other	10,531	12,728	12,077

Total revenues	336,128	291,247	241,333

Expenses
Salary and other personnel	65,014	60,016	59,986
Service fees	14,987	14,525	11,924
Provision for credit losses	20,569	16,695	8,813
Technology leasing and support	8,738	7,823	8,590
Occupancy and equipment	6,091	6,157	5,874
Advertising	4,711	3,018	2,067
Postage and shipping	3,433	3,496	2,983
Communications	2,163	1,998	2,067
Depreciation and amortization	15,018	10,988	9,918
Operating interest expense	34,086	23,415	14,519
Other	9,226	8,013	7,975

Total operating expenses	184,036	156,144	134,716

Operating income	152,092	135,103	106,617

Financing interest expense	(12,677)	(14,447)	(12,966)
Loss on extinguishment of debt	(1,572)	—	—
Net realized and unrealized losses on derivative instruments	(53,610)	(4,180)	(65,778)
Decrease in amount due to Avis under tax receivable agreement	78,904	—	—

Income before income taxes	163,137	116,476	27,873

Provision for income taxes	111,560	41,867	9,220

Net income	$51,577	$74,609	$18,653

Earnings per share:
Basic	$1.29	$1.85	$0.46
Diluted	$1.27	$1.81	$0.46

Weighted average common shares outstanding:
Basic	40,042	40,373	40,194
Diluted	40,751	41,553	40,735

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ OR MEMBER’S EQUITY
(in thousands)

	Year ended December 31,
	2007	2006	2005

Number of common shares issued
Balance, beginning of period	40,430	40,210	—
Conversion of Wright Express LLC to a Delaware corporation	—	—	40,000
Stock issued to employees in exchange for Cendant restricted stock units	—	—	185
Stock issued to employees exercising stock options	250	163	25
Stock issued to employees for vesting of restricted stock units	118	57	—

Balance, end of period	40,798	40,430	40,210

Common stock
Balance, beginning of period	$404	$402	$—
Conversion of Wright Express LLC to a Delaware corporation	—	—	400
Stock issued to employees in exchange for Cendant restricted stock units	—	—	2
Stock issued to employees exercising stock options	3	1	—
Stock issued to employees for vesting of restricted stock units	1	1	—

Balance, end of period	408	404	402

Additional paid-in capital
Balance, beginning of period	89,325	82,894	—
Conversion of Wright Express LLC to a Delaware corporation	—	—	322,725
Issuance of preferred shares	—	—	(10,000)
Dividends paid	—	—	(206,950)
Capital contribution resulting from forgiveness of net amounts due to related party	—	—	3,216
Net adjustment resulting from tax impact of the initial public offering	—	(381)	(32,596)
Conversion of Cendant stock options into Wright Express stock options	—	—	1,524
Stock issued to employees in exchange for Cendant restricted stock units	—	—	3,157
Stock issued to employees exercising stock options	3,456	2,228	328
Tax benefit from employees’ stock option and restricted stock plans	3,023	1,047	60
Stock-based compensation	2,370	3,537	1,430

Balance, end of period	98,174	89,325	82,894

Member’s contribution
Balance, beginning of period	—	—	323,125
Conversion of Wright Express LLC to a Delaware corporation	—	—	(323,125)

Balance, end of period	—	—	—

Retained earnings
Balance, beginning of period	93,262	18,653	98,937
Net income	51,577	74,609	18,653
Dividends paid	—	—	(98,937)

Balance, end of period	144,839	93,262	18,653

Accumulated other comprehensive (loss) income
Balance, beginning of period	136	664	2
Changes in available-for-sale securities, net of tax effect of $27 in 2007, $(12) in 2006 and $(42) in 2005	49	(14)	(86)
Changes in interest rate swaps, net of tax effect of $(960) in 2007, $(208) in 2006 and $370 in 2005	(1,651)	(514)	748
Foreign currency translation	15	—	—

Net other comprehensive (loss) income adjustments	(1,587)	(528)	662

Balance, end of period	(1,451)	136	664

Treasury stock

Balance, beginning of period	—	—	—
Purchase of shares of treasury stock, 1,173 shares in 2007	(37,711)	—	—

Balance, end of period	(37,711)	—	—

Total stockholders’ equity	$204,259	$183,127	$102,613

Comprehensive income
Net income	$51,577	$74,609	$18,653
Net other comprehensive income adjustments	(1,587)	(528)	662

Total comprehensive income	$49,990	$74,081	$19,315

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006	2005

Cash flows from operating activities
Net income	$51,577	$74,609	$18,653
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized loss (gain) on derivative instruments	37,074	(32,186)	36,710
Stock-based compensation	4,508	4,272	6,994
Depreciation and amortization	15,719	12,081	11,100
Loss on extinguishment of debt	1,572	—	—
Gain on sale of investment	—	(2,188)	—
Deferred taxes	95,117	34,409	4,228
Provision for credit losses	20,569	16,695	8,813
Loss (gain) on disposal and impairment of property and equipment	—	59	(72)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(286,236)	(79,944)	(213,776)
Other assets	(2,163)	(4,214)	(1,268)
Accounts payable	66,048	42,721	56,734
Accrued expenses	6,756	3,868	4,787
Income taxes	(4,147)	4,113	(3,300)
Other liabilities	364	839	(128)
Amounts due to Avis under tax receivable agreement	(98,847)	(14,685)	(15,468)
Due to/from related parties	—	—	45,051

Net cash (used for) provided by operating activities	(92,089)	60,449	(40,942)

Cash flows from investing activities
Purchases of property and equipment	(16,624)	(12,474)	(11,017)
Sales of property and equipment	—	—	125
Proceeds from sale of investment	—	2,188	—
Purchases of available-for-sale securities	(2,518)	(2,154)	(3,637)
Maturities of available-for-sale securities	1,123	14,982	425
Purchases of fleet card receivables	(1,922)	(86,784)	—
Acquisition, net of cash acquired	(40,806)	—	—

Net cash used for investing activities	(60,747)	(84,242)	(14,104)

Cash flows from financing activities
Dividends paid	—	—	(305,887)
Excess tax benefits from equity instrument share-based payment arrangements	3,023	1,047	60
Payments in lieu of issuing shares of common stock	(2,188)	(734)	—
Proceeds from stock option exercises	3,459	2,229	328
Net increase in deposits	204,390	56,448	143,891
Net (decrease) increase in borrowed federal funds	(57,221)	26,369	11,930
Net borrowings on 2007 revolving line-of-credit facility	199,400	—	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(998)	—	—
Net (repayments) borrowings on 2005 revolving line-of-credit facility	(20,000)	(33,000)	53,000
Loan origination fees paid for 2005 revolving line-of-credit facility	—	—	(1,704)
Borrowings on term loan, net of loan origination fees of $2,884	—	—	217,116
Repayments on term loan	(131,000)	(38,500)	(50,500)
Repayments of acquired debt	(374)	—	—
Purchase of shares of treasury stock	(37,711)	—	—

Net cash provided by financing activities	160,780	13,859	68,234

Effect of exchange rates on cash and cash equivalents	15	—	—

Net change in cash and cash equivalents	7,959	(9,934)	13,188
Cash and cash equivalents, beginning of period	35,060	44,994	31,806

Cash and cash equivalents, end of period	$43,019	$35,060	$44,994

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.    Summary of Significant Accounting Policies
     Business Description
          Wright Express is a leading provider of payment processing and information management services to the U.S. commercial and government vehicle fleet industry. The Company provides these services to customers throughout the U.S. and Canada.
     Basis of Presentation
          The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2007, 2006 and 2005 include the accounts of Wright Express and its majority owned subsidiaries, including Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank established in 1998. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s consolidated balance sheet presentation is unclassified due to the predominantly short–term nature of its assets and liabilities.
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material.
          On February 22, 2005, Cendant Corporation (“Cendant”) divested 100 percent of its ownership interest in Wright Express Corporation through an initial public offering (“IPO”). Wright Express did not receive any proceeds from the sale of the Company’s common stock by Cendant. The Company issued 40,000 shares of common stock with a $0.01 par value per share, and 0.1 shares of Series A non-voting convertible, redeemable preferred stock in connection with its conversion from a Delaware limited liability company to a Delaware corporation prior to its IPO. In conjunction with this conversion, the balance of member’s contribution was allocated to additional paid-in capital and par value of common stock.
          In September 2006, Cendant changed its name from Cendant Corporation to Avis Budget Group, Inc. (“Avis”). References to Avis in the accompanying consolidated financial statements include our former corporate parent, Cendant.
          The Company’s results of operations and cash flows for the period from January 1, 2005 through February 22, 2005, which are included in the amounts reported on the consolidated statement of income and consolidated statement of cash flows as the results for the year ended December 31, 2005, reflect the historical results of operations and cash flows of the business unit divested by Avis in the IPO. As a result, the accompanying consolidated financial statements may not necessarily reflect what the Company’s results of operations and cash flows would have been had it been a stand-alone public company during this period. See Note 13 for a more detailed description of transactions with Avis.
          For the year ended December 31, 2007, advertising expense exceeded the Company’s threshold for individual disclosure and was shown separately on the consolidated statement of income. In prior periods, advertising expense had been included in other expenses. Prior period amounts have been adjusted to conform to the 2007 presentation.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Accounts Receivable and Reserve for Credit Losses
          Accounts receivable balances are stated at net realizable value. The balance includes a reserve for credit losses which reflects management’s estimate of uncollectible balances resulting from credit and fraud losses. The reserve for credit losses is established based on the determination of the amount of probable credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, economic trends, and other information in order to make the necessary judgments as to probable credit losses. Management also uses historical charge off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
     Available-for-sale Securities
          The Company records its short-term investments as available-for sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in other revenues. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other revenues.
     Property, Equipment and Capitalized Software
          Property and equipment are stated at cost less accumulated depreciation. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives shown below. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the asset or remaining lease term.

Estimated Useful Lives

Furniture, fixtures and equipment	5 to 7 years
Computer software	18 months to 7 years
Leasehold improvements	5 to 15 years

          The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are for the development of internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized costs include interest costs incurred while developing internal-use computer software.
     Goodwill and Other Intangible Assets
          Goodwill is not subject to amortization and is tested annually for impairment or more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its impairment test for each reporting unit’s goodwill using a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about future cash flows, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill using the methodology set forth in Statement of Financial Accounting Standards (“SFAS”) No. 142. Impairment charges are recorded in depreciation and amortization expense on the consolidated statement of income. The Company’s annual goodwill impairment test, performed as of October 1, did not identify any impairment during the years ended December 31, 2007, 2006 or 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company’s identified intangible assets consist of certain trademarks and trade names, which are indefinite-lived, and customer relationships acquired and computer software acquired, which are definite-lived. The indefinite-lived intangibles are not subject to amortization. These assets are tested for impairment at least annually.
          The Company’s definite-lived intangible assets are amortized over their estimated useful life which is the period of time that the asset is expected to contribute directly or indirectly to future cash flows. Both the customer relationships acquired intangible asset and the software acquired intangible asset are amortized based on the pattern of their expected discounted cash flows. An evaluation of the remaining useful lives of the definite-lived intangible assets is performed periodically to determine if any change is warranted.
     Impairment of Long-lived Assets
          Long-lived assets, including definite-lived intangible assets, are tested for impairment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized no impairment on its long-lived assets during the year ended December 31, 2007, $59 during the year ended December 31, 2006, and $6 during the year ended December 31, 2005. These amounts were recorded in depreciation and amortization expense in the consolidated statements of income.
     Other Assets
          The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,562 for all years presented, which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheet.
     Derivatives
          The Company uses derivative instruments as part of its overall strategy to reduce the impact of interest rate volatility and to manage its exposure to fluctuations in fuel prices. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the consolidated balance sheet in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company’s interest rate derivatives are designated as cash flow hedges in accordance with SFAS No. 133 and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment under SFAS No. 133 is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. These instruments are presented as either other assets or accrued expenses on the consolidated balance sheet. The fuel price derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized currently in earnings. These instruments are presented on the consolidated balance sheet as derivative instruments, at fair value.
          The Company assesses the hedge effectiveness of the interest rate swaps in accordance with the requirements outlined in SFAS No. 133. For these hedges, management documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the creditworthiness of the counterparty to the hedging instrument remains sound, there is no hedge ineffectiveness so long as those conditions continue to be met.
     Fair Value of Financial Instruments
          The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deposits, borrowed federal funds and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of the revolving line-of-credit facilities and preferred stock approximate their respective fair values as the interest rates on these financial instruments are variable. The rates are tied to the London Interbank Offered Rate (“LIBOR”) and adjust at least quarterly. All other financial instruments are reflected at fair value on the consolidated balance sheet.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Revenue Recognition
          The majority of the Company’s revenues are comprised of transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, which specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured.
          A description of the major components of revenue is as follows:
          Payment Processing Revenue.    Revenue consists of transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or, at times, on a combination of both measures. The fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider and recorded as revenue at the time the transaction is captured.
          Interchange income is earned by the Company’s MasterCard products and included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.
          Transaction Processing Revenue.    The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.
          Account Servicing Revenue.    Revenue is primarily comprised of monthly fees based on fleet accounts on file, both active and inactive. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations.
          Finance Fees.    The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision to estimate uncollectible amounts, at the time the fees are assessed. The reserve for uncollectible finance fee income totaled $987 at December 31, 2007, and $762 at December 31, 2006. This reserve is in addition to our reserve for credit losses.
          Other.    The Company assesses fees for providing ancillary services, such as information services, professional services and marketing services. Other revenues also include fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers. The Company also assesses fees for holding receivables related to certain transaction processing transactions. Service-related revenues are recognized in the period that the work is performed.
          Interest and dividends earned on investments in available-for-sale securities also are included in other revenues, as well as realized gains and losses on the investments in available-for-sale securities. Investment-related income is recognized in the period that it is earned.
          From time to time the Company provides rebates and/or incentives to certain customers and selected strategic relationships in order to induce them to use the Company’s payment processing or transaction processing services. The Company follows the guidance prescribed in Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), which requires that cash consideration given by a vendor to a customer should be characterized as a reduction of revenue. Accordingly, the revenues described above are net of rebates and incentives provided to customers. Rebates are recorded in the period in which they are earned. Incentives are recognized on a pro rata basis over the term of the contract and derecognized only when a determination is made that the targeted objective will not be achieved.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Stock-Based Compensation
          The Company sponsors restricted stock award plans and stock option plans. Prior to July 1, 2005, the Company accounted for these plans under the fair value recognition and measurement provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Effective July 1, 2005, the Company adopted SFAS No. 123(R), Share Based Payment. The Company adopted SFAS No. 123(R) using the modified prospective method. Based on the terms of the plans, the Company did not have a cumulative effect related to its plans. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s stock-based compensation expense for the year ended December 31, 2005. The Company recognizes compensation expense related to employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.
     Advertising Costs
          Advertising and marketing costs are expensed in the period the advertising occurs.
     Income Taxes
          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which are not believed to more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S. in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes – Special Areas.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize a material liability for unrecognized tax benefits in conjunction with its FIN 48 implementation. However, as the Company accrues for such liabilities when they arise, the Company will recognize interest and penalties associated with uncertain tax positions as part of its income tax provision.
          Prior to February 22, 2005, the Company was included in the consolidated federal income tax return of Avis, and therefore, the Company filed unitary and consolidated state income tax returns with Avis in other jurisdictions where required. The provision for income taxes for the period from January 1, 2005, to February 22, 2005, was computed as if the Company filed its federal and state income tax returns on a stand-alone basis for the period ended February 22, 2005.
     Earnings per Common Share
          Diluted earnings per common share is calculated using weighted-average shares outstanding and contingently issuable shares, less weighted-average shares reacquired during the period. The net outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The dividends expensed on convertible, redeemable preferred stock are added back to net income when the related common stock equivalents are included in the computation of diluted earnings per common share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2007	2006	2005

Income available for common stockholders – Basic	$51,577	$74,609	$18,653
Convertible, redeemable preferred stock	—	674	—

Income available for common stockholders – Diluted	$51,577	$75,283	$18,653

          Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Year ended December 31,
	2007	2006	2005

Weighted average common shares outstanding – Basic	40,042	40,373	40,194
Unvested restricted stock units	605	549	386
Stock options	104	187	155
Convertible, redeemable preferred stock	—	444	—

Weighted average common shares outstanding – Diluted	40,751	41,553	40,735

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	444	—	444

     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiary, whose functional currency is other than the U.S. dollar, are translated to U.S. dollars as prescribed by SFAS No. 52, Foreign Currency Translation. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income. Realized and unrealized gains and losses on foreign currency transactions are recorded directly to the statement of income.
     Accumulated Other Comprehensive Income (Loss)
          Accumulated other comprehensive income (loss) includes unrealized losses on available-for-sale securities, the changes in fair values of derivative instruments designated as hedges of future cash flows related to interest rate variability, and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable.
     Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008, to defer the effective date for one year for certain nonfinancial assets and liabilities. Based upon the items in the financial statements that are currently measured at fair value under existing authoritative pronouncements, management believes that the adoption of this standard will have no material impact on the Company’s financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. Management believes that the adoption of this standard will have no material impact on the Company’s financial statements.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Currently, we do not have a noncontrolling interest in a subsidiary.
          Also in December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. The Company may not apply it before that date. SFAS 141(R) will not impact the Company’s accounting for prior acquisitions.
2.    Supplemental Cash Flow Information

	Year ended December 31,
	2007	2006	2005

Interest paid	$43,947	$35,049	$21,129
Income taxes paid	$17,642	$3,033	$13,504

     Significant Non-cash Transactions
          During 2007 the Company entered into a software licensing agreement that has been capitalized. The agreement requires monthly payments over three years in return for the right to use certain software applications in perpetuity. The net present value of the monthly payments was $2,872 at the time the agreement was entered into.
          During 2006 the Company received updated tax information relative to the change in tax basis of the Company’s assets and liabilities precipitated by the Company’s initial public offering from Avis. This resulted in the Company’s adjusting both amounts due to Avis, by approximately $8,767, and the Company’s deferred tax asset by approximately $10,314; such adjustments were offset in additional paid-in-capital. Additionally, the Company adjusted for changes in expected tax rates on its deferred tax liability related to the change in tax basis of the Company’s assets and liabilities precipitated by the Company’s initial public offering. This adjustment of $1,928 was recorded as a reduction of additional paid-in-capital.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          In 2005, the Company issued 40,000 shares of common stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The Company did not receive any proceeds from this offering as Avis received all common stock proceeds from the offering concurrent with their sale of 100 percent of their interest in the Company as part of an initial public offering. The Company also issued 0.1 shares of preferred stock as part of the conversion of the Company from a Delaware limited liability company to a Delaware corporation. The company did not receive any proceeds from this offering as Avis received all preferred stock proceeds from this conversion. Also in connection with the Company’s initial public offering, the Company’s tax basis of its assets increased creating a deferred tax asset of $407,407, and the Company entered into a tax receivable agreement with Avis, which provided that the Company will make future payments estimated at $439,745. The difference between the asset recorded and the liability payable to Avis was recorded as a $32,338 charge to additional paid in capital.
3.    Business Acquisition
          On August 6, 2007, the Company acquired TelaPoint, Inc. (“TelaPoint”). The Company purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers and to allow the Company the potential to diversify revenues and broaden its customer base. The Company has allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. The allocations are preliminary and may be revised as a result of additional information regarding liabilities assumed, including contingent liabilities, and revisions of preliminary estimates of fair values made at the date of purchase. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed preliminary assessments of intangible assets using customary valuation procedures and techniques. The results of TelaPoint are included in the consolidated financial statements from August 6, 2007, forward.
          The following is a reconciliation of the cost of TelaPoint with the net assets acquired and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$40,806
Net liabilities assumed	(298)
Software	9,000
Customer relationships	10,000
Trademarks	600

Recorded goodwill	$21,504

          The Company’s pro forma operating results, as if the TelaPoint acquisition had occurred on January 1, 2006, are not presented here since they do not materially change the Company’s historic operating results.
4.    Acquisition of Fleet Receivables
          On December 27, 2006, the Company purchased ExxonMobil’s fleet portfolio for $86,784 with an allowance for loan losses attributable to the portfolio of $608. The fleet receivables had a relatively short life as the Company expected to collect these balances within 90 days. Receivables that the Company expected to collect were included in the accounts receivable balance and the allowance reserve calculation. A portion of the fleet receivables purchased were from suspended accounts. Under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, the Company was required to record these assets at fair value and any allowance attributable to these assets was an adjustment to current period provision expense. Any subsequent collections of fleet receivables purchased that were considered suspended accounts and accorded no value originally were recorded as investment income. The Company’s overall assessment and fair value calculation of the entire fleet receivables purchased considered the suspended accounts, as well as other factors, during the purchase.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
5.    Reserves for Credit Losses
          The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2007	2006	2005

Balance, beginning of period	$9,749	$4,627	$4,212
Provision for credit losses	20,569	16,695	8,813
Acquired loss reserve	—	608	—
Charge-offs	(25,282)	(15,630)	(11,810)
Recoveries of amounts previously charged-off	4,430	3,449	3,412

Balance, end of period	$9,466	$9,749	$4,627

6.    Investments
     Available-for-sale Securities
          The Company’s available-for-sale securities as of December 31 are presented below:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2007
Mortgage-backed securities	$5,298	$7	$84	$5,221
Municipal bonds	400	3	—	403
Equity securities	3,872	5	7	3,870

Total available-for-sale securities	$9,570	$15	$91	$9,494

2006
Mortgage-backed securities	$4,976	$—	$104	$4,872
Equity securities	3,200	—	49	3,151

Total available-for-sale securities	$8,176	$—	$153	$8,023

          The gross unrealized losses related to the mortgage-backed securities were due to changes in interest rates. The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2007, are currently temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company had maturities of $1,123 available-for-sale securities for the year ended December 31, 2007, $14,982 of available-for-sale securities for the year ended December 31, 2006, and $425 of available-for-sale securities for the year ended December 31, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2007		2006
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	—	—	—	—
Due after 5 years through year 10	400	403	—	—
Mortgage backed securities with original maturities of 30 years	5,298	5,221	4,976	4,872
Equity securities with no maturity dates	3,872	3,870	3,200	3,151

Total	$9,570	$9,494	$8,176	$8,023

     Sale of Investment
          As a member bank of MasterCard International Inc., the Company’s wholly owned bank subsidiary received $500 in cash and 27.6 shares of Class B stock from MasterCard International Inc. as part of their initial public offering in 2006. The Company later sold its shares of MasterCard International Inc. Class B stock during the fourth quarter of 2006 for a pre-tax gain of approximately $1,700. All of these proceeds were included in other revenues on the consolidated statement of income and are reflected on the consolidated statement of cash flows as proceeds from sale of investment.
7.    Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net, consist of the following:

	December 31,
	2007	2006

Furniture, fixtures and equipment	$11,909	$12,865
Computer software	68,481	51,979
Software under development	7,225	6,269
Leasehold improvements	1,306	1,310

Total	88,921	72,423
Less accumulated depreciation and amortization	(43,384)	(32,453)

Total property, equipment and capitalized software, net	$45,537	$39,970

8.    Goodwill and Other Intangible Assets
          Goodwill is allocated to the Company’s operating segments as follows:

	December 31,
	2007	2006

Fleet	$284,652	$263,148
MasterCard	9,713	9,713

Total	$294,365	$272,861

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Other intangible assets consist of the following:

	December 31,
	2007			2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Fleet:
Software (a)	$9,000	$(245)	$8,755	$—	$—	$—
Customer relationships (b)	10,000	(844)	9,156	—	—	—

	$19,000	$(1,089)	17,911	$—	$—	—

Indefinite-lived intangible assets
Fleet:
Trademarks			2,939			2,339

MasterCard:
Trademarks			82			82

			3,021			2,421

Total			$20,932			$2,421

(a)	Weighted average life – 6.8 years.

(b)	Weighted average life – 3.8 years.
          For the year ended December 31, 2007, the Company recorded $1,089 of amortization expense related to the definite-lived intangible assets above. This amortization has been included in depreciation and amortization on the consolidated statement of income. No amortization expense was recorded during the years ended December 31, 2006 and 2005. The weighted average life of the combined definite-lived intangible assets is 5.2 years. For the five succeeding fiscal years, the Company expects amortization expense related to the definite-lived intangible assets above as follows:  $2,731 in 2008, $2,259 in 2009, $2,011 in 2010, $1,809 in 2011, and $1,596 in 2012.
9.    Accounts Payable
          Accounts payable consist of:

	December 31,
	2007	2006

Merchants payable	$349,444	$287,204
Other payables	13,745	9,898

Total accounts payable	$363,189	$297,102

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
10.  Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	December 31,
	2007	2006

Certificates of deposit with maturities within 1 year	$496,652	$294,313
Certificates of deposit with maturities greater than 1 year and less than 5 years	97,152	95,340
Non-interest bearing deposits	5,285	5,046

Total deposits	$599,089	$394,699

Weighted average cost of funds on certificates of deposit	5.16%	5.24%

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
          The Company had federal funds lines-of-credit totaling $160,000 at December 31, 2007, and $130,000 at December 31, 2006. The average rate on the outstanding borrowings under lines-of-credit was 4.38 percent at December 31, 2007, and 5.41 percent at December 31, 2006.
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2007	2006	2005

Average interest rate:
Deposits	5.27%	4.85%	3.42%
Borrowed federal funds	5.29%	5.14%	3.51%

Average debt balance	$544,674	$381,673	$313,669

11.  Derivative Instruments
     Fuel Price Derivatives
          The Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which expire on a monthly basis through 2009. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure.
          In January 2005 the Company entered into Options based on the then current market price of unleaded gasoline, which were to expire on a monthly basis through December 2006. The Company intended to lock in a range of prices during any given quarter on a portion of its forecasted earnings subject to fuel price variations. The contracts that extended past March 2005 were terminated in January 2005 and resulted in a realized loss of $8,450.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents information about the Options, including their fair market value, as of December 31, 2007:

		Weighted-Average Price(b)
	Percentage(a)	Floor	Ceiling	Fair Value

For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60	$(3,664)
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65	(4,654)
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59	(5,882)
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56	(6,067)
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64	(8,738)
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73	(4,536)
For the period July 1, 2009 through September 30, 2009	60%	$2.71	$2.77	(5,028)
For the period October 1, 2009 through December 31, 2009	30%	$2.75	$2.80	(3,029)

Total				$(41,598)

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
          The following table presents information about the Options, including their fair market value, as of December 31, 2006:

		Weighted-Average Price(b)
	Percentage(a)	Floor	Ceiling	Fair Value

For the period January 1, 2007 through September 30, 2007	90%	$2.29	$2.39	$(3,404)
For the period October 1, 2007 through December 31, 2007	90%	$2.41	$2.48	(2,482)
For the period January 1, 2008 through March 31, 2008	90%	$2.53	$2.60	(1,256)
For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65	1,138
For the period July 1, 2008 through September 30, 2008	60%	$2.57	$2.64	1,587
For the period October 1, 2008 through December 31, 2008	30%	$2.47	$2.53	(107)

Total				$(4,524)

(a)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the Options pertain.

(b)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the Options.
          The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2007	2006	2005

Realized losses	$(16,536)	$(36,366)	$(29,068)
Unrealized (losses) gains	(37,074)	32,186	(36,710)

Net realized and unrealized losses on derivative instruments	$(53,610)	$(4,180)	$(65,778)

          Management intends to hold the Options until their scheduled expirations.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Interest Rate Swaps
          In April 2005, the Company entered into interest rate swap arrangements (the “2005 Swaps”) with two counterparties. The 2005 Swaps were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate debt instruments discussed in Note 12. The fair value of the 2005 Swaps was recorded in other assets. The 2005 Swaps expired on April 23, 2007.
          In July 2007, the Company entered into interest rate swap arrangements (the “July 2007 Swaps”) with two counterparties, effective from July 23, 2007 through July 22, 2009. In addition, in August 2007, the Company entered into an interest rate swap arrangement (the “August 2007 Swap”) with a third counterparty. The August 2007 Swap is effective from August 22, 2007 through August 24, 2009. Both the July 2007 Swaps and the August 2007 Swap were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate credit agreement. The fair value of these instruments is recorded in other assets or accrued expenses, as appropriate.
          The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2007			2006
	Weighted-			Weighted-
	Average	Aggregate		Average	Aggregate
	Base Rate	Notional	Fair Value	Base Rate	Notional	Fair Value

2005 Swaps	—%	$—	$—	3.85%	$80,000	$396
July 2007 Swaps	5.20%	80,000	(1,786)	—%	—	—
August 2007 Swap	4.73%	25,000	(429)	—%	—	—

Total		$105,000	$(2,215)		$80,000	$396

          The following table summarizes the changes in the fair value of the Company’s interest rate swap arrangements:

	Year ended December 31,
	2007	2006	2005

Realized gains (losses) (a)	$414	$1,175	$(273)

Unrealized (losses) gains, net of tax impact of $(960) in 2007, $(208) in 2006 and $370 in 2005 (b)	$(1,651)	$(514)	$748

(a)	Realized gains and losses on the Company’s interest rate swap arrangements have been recorded in financing interest expense on the consolidated statement of income.

(b)	Unrealized gains and losses on the Company’s interest rate swap arrangements, net of the tax impact, have been recorded in accumulated other comprehensive income on the consolidated balance sheet. No ineffectiveness was reclassified into earnings during the years shown in the table.
12.  Financing Debt
     New Credit Facility
          On May 22, 2007, the Company entered into a revolving credit facility (the “2007 Revolver”) with a lending syndicate. The 2007 Revolver provides for a five-year $350 million unsecured revolving line-of-credit. In connection with the 2007 Revolver, the Company paid loan origination fees of $998. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis over the term of the 2007 Revolver.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Amounts outstanding under the 2007 Revolver bear interest at a rate equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on the Company’s consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on the Company’s consolidated leverage ratio. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10 percent to 0.20 percent of the daily unused portion of the 2007 Revolver. The Company also has a letter of credit associated with the 2007 Revolver. The letter of credit reduces the amount available for borrowings and collateralizes certain of the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. This fee was 0.7 percent at December 31, 2007. The balance of the letter of credit was $12,000 at December 31, 2007. Any outstanding loans under the 2007 Revolver mature on May 22, 2012, unless extended pursuant to the terms of the 2007 Revolver.
          Proceeds from the 2007 Revolver were used to refinance the Company’s indebtedness under an existing credit facility which consisted of a revolving line-of-credit facility (the “2005 Revolver”) and a term loan (the “Term Loan”). All balances owed by the Company, which included $20,000 on the 2005 Revolver and $131,000 on the Term Loan have been paid and the Company’s obligations have been satisfied. The Company expensed $1,572 of unamortized loan origination fees in conjunction with the termination of the 2005 Revolver and the Term Loan. This charge has been recorded on the consolidated statement of income as loss on extinguishment of debt.
     Previous Revolving Line-of-Credit Facility
          On February 22, 2005, the Company entered into the 2005 Revolver which provided a total available line-of-credit of $130,000. Borrowings under the 2005 Revolver carried variable interest rates based on LIBOR and the prime rate. As discussed above, the 2005 Revolver was terminated on May 22, 2007.
          The following table presents information about the 2007 Revolver and the 2005 Revolver:

	December 31,
	2007	2006

Outstanding balance on revolving line-of-credit with interest based on LIBOR	$194,000	$20,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	5,400	—

Total outstanding balance on revolving line-of-credit facility	$199,400	$20,000

Weighted average rate based on one-month LIBOR	5.66%	6.75%
Rate based on the prime rate	7.25%	—%

     Term Loan
          Also on February 22, 2005, the Company entered into the Term Loan in which it borrowed $220,000 net of loan origination fees of $2,884. Loan origination fees related to the term loan were amortized using the effective interest rate method. The term loan bore a variable interest rate that was based on LIBOR. The rate in effect was 6.75 percent at December 31, 2006, and 5.88 percent at December 31, 2005. As discussed above, on May 22, 2007, the Company extinguished the Term Loan with the proceeds of the 2007 Revolver.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Financing Interest
          The following table presents the components of financing interest expense:

	Year ended December 31,
	2007	2006	2005

2007 Revolver:
Interest expense based on LIBOR	$6,584	$—	$—
Interest expense based on the prime rate	340	—	—
Fees	162	—	—
Amortization of loan origination fees	144	—	—

	7,230	—	—

2005 Revolver:
Interest expense based on LIBOR	746	2,607	2,178
Interest expense based on the prime rate	199	448	71
Fees	145	435	550
Amortization of loan origination fees	134	341	290

	1,224	3,831	3,089

Term Loan:
Interest expense based on LIBOR	3,379	10,365	8,281
Amortization of loan origination fees	423	752	892

	3,802	11,117	9,173

Realized (gains) losses on interest rate swaps (Note 11)	(414)	(1,175)	273

Dividends on preferred stock (Note 15)	700	674	431

Other	135	—	—

Total financing interest expense	$12,677	$14,447	$12,966

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	6.07%	6.01%	4.41%
Based on prime	8.09%	8.45%	7.05%

Average debt balance at LIBOR	$169,671	$196,319	$243,292
Average debt balance at prime	$6,660	$5,300	$1,007

     Debt Covenants
          The 2007 Revolver contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the 2007 Revolver contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks or change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions.
13.  Related Parties
          During 2007, 2006 and 2005, the Company utilized legal services in the normal course of business from a law firm where the spouse of one of the Company’s officers is a principal. Amounts paid to this law firm in connection with services provided were approximately $74 during 2007, $48 during 2006 and $71 during 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Prior to the Initial Public Offering
          On January 31, 2005, Avis completed a spin-off of its mortgage and fleet management businesses through the distribution to its stockholders of 100 percent of the shares of its previously wholly owned subsidiary, PHH Corporation. On that date, PHH Corporation and PHH Vehicle Management Services, LLC ceased to be considered related parties.
          On February 22, 2005, Avis divested 100 percent of its ownership interest in Wright Express Corporation through an IPO. On that date, Avis ceased to be considered a related party.
     PHH Vehicle Management Services, LLC
          PHH Vehicle Management Services, LLC (“PHH”) used (and still uses) the Company’s payment processing services. The Company earned revenue on a percentage of the total gasoline purchased by the clients of PHH. Revenues earned for the month ended January 31, 2005 totaled $688. This amount is included in payment processing revenue on the consolidated statements of income.
     Avis
          Activity with Avis recorded in due to related parties from January 1 to February 22, 2005 has been presented in the following table:

2005

Due to Avis, beginning balance	$91,466
Income taxes	(5,970)
Payroll-related charges	4,127
Corporate allocations	813
Dividend	10,797
Capital contribution to forgive net amounts due to Avis	(2,110)
MasterCard line-of-credit activity, net	(4,073)
Cash payments	(95,050)

Due to Avis, ending balance	$—

          Through February 22, 2005, Avis paid the Company’s income tax liability as part of the consolidated state and federal income tax filings of Avis and its related entities.
          Avis administered the Company’s payroll and related expenses through December 31, 2005. The Company reimbursed Avis for the administration and the related cost of the payroll expenses.
          As a subsidiary of Avis, the Company was allocated general corporate overhead expenses from Avis for various corporate-related functions, as well as other expenses directly attributable to the Company’s operations. Avis allocated corporate overhead to the Company based on a percentage of the Company’s forecasted revenues and allocated other expenses that directly benefited the Company based on the Company’s actual utilization of the services. Corporate expense allocations included executive management, insurance, human resources, telecommunications, and real estate and tax services. These amounts are included in other expenses in the consolidated statement of income. Management believes the assumptions and methodologies underlying the allocations of general corporate overhead and direct expenses from Avis to the Company were reasonable and comparable to the amounts that would have been incurred if the Company had performed these functions on a stand-alone basis.
          Avis used cash swept from the Company’s bank accounts to fund the allocated overhead expenses as well as direct charges. Avis did not charge interest on these balances during any period presented within the consolidated financial statements.
          During 2005, the Company issued dividends to PHH Corporation of $25,090 and to Avis of $280,797. These dividends are also discussed in Note 14.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Also during 2005, in connection with the IPO, the Company entered into a transition services agreement with Avis. Under the transition services agreement, Avis provided the Company with various services, including insurance, human resources and employee benefits, payroll, internal audit services, telecommunications services and information technology services. The transition services agreement also contained agreements relating to indemnification, access to information and non-solicitation of employees. The majority of the services covered in the agreement expired by December 31, 2005, with the exception of information technology services and telecommunication services, which expired in February 2007.
          Under the transition services agreement, the cost of each service generally reflected the same payment terms and was calculated using the same cost allocation methodologies for the particular service as those utilized while the Company was still a subsidiary of Avis. The transition services agreement was negotiated in the context of a parent-subsidiary relationship. Amounts paid to Avis, including payroll, under this transition services agreement totaled approximately $45,000 for 2005.
          As a result of the IPO, the tax basis of the Company’s tangible and intangible assets increased to their fair market value. This increase in tax basis reduced the amount of United States federal income tax that the Company might otherwise be required to pay in the future. In this regard, the Company entered into a tax receivable agreement with Avis that requires the Company to pay Avis 85 percent of any tax savings that it realizes, subject to Avis repaying the Company if it is determined that the Company was not entitled to these savings. Under the tax receivable agreement, tax savings that the Company realizes will equal the difference between (i) the income taxes that the Company would pay if the tax basis of its assets was as currently shown on its books and (ii) the income taxes that the Company actually pays taking into account depreciation and amortization deductions attributable to the basis increase in its assets. Refer to Note 17 for the amounts recorded in relation to this agreement.
          Income tax payments of $13,504 in 2005 exceeded the current expense primarily due to the tax benefit that the Company realized while still a subsidiary of Avis. This benefit totaled $5,700 and was part of the related party activity that the Company settled.
     Other Agreements with Former Related Parties
          The Company had an agreement with Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”), a former subsidiary of Avis, to provide the Jackson Hewitt CashCard to Jackson Hewitt’s customers. The agreement expired on September 30, 2005. Under the agreement, the Company provided a MasterCard debit card, branded under the Jackson Hewitt name, to Jackson Hewitt customers, which allowed these customers to receive their tax refund proceeds on the card. The Company prepared, produced and distributed to Jackson Hewitt the cards, cardholder agreements and related disclosures, established a cardholder relationship with the customer and managed the customer’s transactions. As part of the revenue sharing, the Company paid Jackson Hewitt 50 percent of the net revenue, which included interchange revenue received from MasterCard International Inc., cardholder fees and interest revenue, less transaction processing costs and direct program support charges, including fraud and credit losses, incurred by the Company and third-party vendors. Under this agreement, the Company received $1,834 in gross revenue from the period January 1 to February 22, 2005.
          The Company had an agreement with Terrapin Funding LLC, a former subsidiary of Avis, pursuant to which the Company purchased asset-backed securities. There were no specific terms or minimum purchase requirements. Under this agreement, the Company received approximately $74 in interest income for the period January 1 to February 22, 2005.
          The Company has an agreement with Travelport, Inc. (“Travelport”), formerly Cendant Travel Distribution Services, Inc., a former subsidiary of Avis, to provide a MasterCard rotating account program. Under this agreement, subsidiaries and affiliates of Travelport may participate in the program for their purchasing needs, particularly, their online reservation systems. Travelport pays for all purchases made on any rotating accounts, and the Company pays Travelport a rebate based on the purchase agreement, under this agreement, the Company received approximately $255 in revenue for the period January 1 to February 22, 2005.
          The Company has an agreement with Cendant Operations, Inc., a former subsidiary of Avis, to provide a MasterCard program. Under this agreement, the Company provides MasterCard purchasing charge cards to various Avis subsidiaries and affiliates. Avis pays for all of its purchase transactions, and the Company pays Avis a rebate based on the purchases. Under this agreement, the Company received approximately $115 in revenue for the period January 1 to February 22, 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
14. Dividends
           On January 25, 2005, the Company paid a dividend of $25,090 to PHH Corporation, a former subsidiary of Avis and the Company’s parent at that time. On February 22, 2005 the Company paid a dividend of $280,797 to Cendant Mobility, a subsidiary of Avis and the Company’s corporate parent at that time. Both of these dividends were declared prior to Wright Express becoming a publicly traded company.
15. Preferred Stock
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2007 and 2006, with a par value of $0.01 per share and a purchase price per share and liquidation value per share of $100,000. The discussion below highlights the features of the preferred stock. Given these features, the Company has treated the preferred stock as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Accordingly, dividends are recorded as interest expense on the consolidated statements of income.
          Voting rights. Except in the limited circumstances described below and to the extent required by the Delaware General Corporation Law, the Series A non-voting convertible, redeemable preferred stock has no voting power with respect to the election of directors or any other stockholder matters. Consent of the holders of at least 50 percent of the outstanding Series A non-voting convertible, redeemable preferred stock, voting as a separate class, is required to (i) increase the authorized number of shares of Series A non-voting convertible, redeemable preferred stock, or (ii) amend or repeal the Company’s certificate of incorporation in a manner that adversely affects the rights, preferences or privileges granted to the Series A non-voting convertible, redeemable preferred stock.
          Dividends. The holder of each share of Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by $100,000 per share of the Series A non-voting convertible, redeemable preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will increase by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible, redeemable preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. Prior to June 15, 2005, the cash dividend rate was fixed at 4.30 percent. At December 31, 2007, this rate was 6.44 percent, at December 31, 2006, this rate was 6.87 percent and at December 31, 2005, this rate was 6.00 percent. The Company recorded interest expense of $700 related to these dividends for the year ended December 31, 2007, $674 for the year ended December 31, 2006, and $431 for the year ended December 31, 2005. These dividends have been recorded as financing interest expense on the consolidated statements of income.
          Liquidation preference. In the event of the Company’s liquidation, dissolution or winding up, the holders of the Series A non-voting convertible, redeemable preferred stock are entitled to receive a liquidation preference of an amount per share of Series A non-voting convertible, redeemable preferred stock equal to the sum of (i) $100,000 per share of the Company’s Series A non-voting convertible, redeemable preferred stock, plus (ii) accrued but unpaid dividends. The liquidation preference will be adjusted for combinations, consolidations, subdivisions or splits of the Company’s Series A non-voting convertible, redeemable preferred stock. A merger, acquisition or sale of all or substantially all of the Company’s and its subsidiaries’ assets, in each case, in which the holders of the Company’s common stock immediately prior to such transaction hold less than 50 percent of the voting power of the surviving or purchasing entity is treated as a liquidation of the Company for these purposes. After payment in full to creditors, if the Company’s assets are insufficient to pay the liquidation preference to the holders of the Series A non-voting convertible, redeemable preferred stock, all of the Company’s assets will be distributed ratably among the holders of Series A non-voting convertible, redeemable preferred stock, based upon the total liquidation preference due each holder. After payment of the liquidation preference to the holders of the Series A non-voting convertible, redeemable preferred stock, the Company’s remaining assets will be distributed to the holders of the Company’s common stock.
          Conversion. Each share of Series A non-voting convertible, redeemable preferred stock may, in certain limited circumstances, at the option of the holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. In addition, in the event of certain mergers, acquisitions or sales of assets, each holder will have the right to receive a make-whole premium. The initial per share conversion price is $22.50 per share and is subject to anti-dilution adjustments. Conversion rights may only be exercised (i) after five years from the date of issuance of the Series A non-voting convertible, redeemable preferred stock and only if the Company indicates its intention to redeem or (ii) immediately prior to a merger, acquisition or sale of all or substantially all of the Company and its subsidiaries’ assets.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Redemption rights. At any time after five years from the date of issuance of the Series A non-voting convertible, redeemable preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible, redeemable preferred stock for $100,000 per share in cash or shares of common stock equal to 101 percent of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible, redeemable preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible, redeemable preferred stock for $100,000 per share in cash equal to the liquidation preference on the redemption date. At the Company’s option, shares of the Company’s common stock having the fair market value of the redemption price — see “Liquidation preference” above may be used to satisfy the redemption request. After 10 years from the date of issuance of the Series A non-voting convertible, redeemable preferred stock, all of the outstanding shares of Series A non-voting convertible, redeemable preferred stock must be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.
16. Income Taxes
          Income before income taxes consisted of the following:

	Year ended December 31,
	2007	2006	2005

United States	$163,133	$116,476	$27,873
Foreign	4	—	—

	$163,137	$116,476	$27,873

          Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

		State
	United States	and Local	Foreign	Total

2007
Current	$15,076	$1,485	$1	$16,562
Deferred	13,470	81,528	—	94,998

2006
Current	$8,949	$(2,213)	$—	$6,736
Deferred	31,738	3,393	—	35,131

2005
Current	$3,109	$2,122	$—	$5,231
Deferred	6,724	(2,735)	—	3,989

          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	0.7	(2.6)
Revaluation of deferred tax assets, net	32.0	—	—
Dividend exclusion	0.1	0.2	0.5
Other	(0.1)	0.1	0.2

Effective tax rate	68.4%	36.0%	33.1%

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to the Company’s apportionment factors and has resulted in a significant decrease in the Company’s blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased the Company’s deferred tax assets which resulted in a charge to the provision for income taxes for the twelve months ended December 31, 2007, of $80,879.
          The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2007	2006

Deferred assets related to:
Reserve for credit losses	$3,513	$3,815
Stock-based compensation, net	2,579	2,589
Accrued expenses	—	439
State net operating loss carry forwards	631	8,001
Derivatives	11,018	—
Unrealized losses on interest rate swaps and available-for-sale securities, net	824	—
Tax deductible goodwill, net	275,300	373,874

	293,865	388,718

Deferred tax liabilities related to:
Other assets	112	1,317
Property, equipment and capitalized software	10,661	7,362
Derivatives	—	2,655
Unrealized gains on interest rate swaps and available-for-sale securities, net	—	108

	10,773	11,442

Deferred income taxes, net	$283,092	$377,276

          The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.
          The Company had approximately $224,388 of state net operating loss carry forwards at December 31, 2007, and $148,564 at December 31, 2006. These expire at various times through 2027. The Company believes it is more likely than not that the state net operating losses will be utilized within the carry forward period.
          Deferred income taxes have not been provided for the undistributed earnings of the Company’s foreign subsidiaries, which aggregated to approximately $3 at December 31, 2007. The Company plans to reinvest all such earnings for future expansion in the respective foreign jurisdictions. A portion of the undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.
17. Tax Receivable Agreement
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company had initially recorded $424,277 for this obligation to Avis as a liability on the consolidated balance sheet. During the year ended December 31, 2006, the Company received updated tax information relative to the new tax basis of the tangible and intangible assets at the time of the initial public offering from the Company’s former parent company. This resulted in increasing both the deferred tax asset by approximately $10,314 and amounts due to Avis by approximately $8,767. Such adjustments were offset in additional paid-in-capital.
          As discussed in Note 16, “Income Taxes,” the Company’s blended state income tax rate decreased in the second quarter of 2007. The lower state income tax rate contributed to a lower overall rate. The lower overall rate decreased the Company’s deferred tax assets and resulted in a charge to the provision for income taxes. The lower overall rate also decreased the expected benefit the Company will realize from the Tax Basis Increase. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement has also decreased. This decrease resulted in non-operating income of $78,904 for the twelve months ended December 31, 2007.
18. Employee Benefit Plans
          Commencing in March 2005, the Company began to sponsor a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,652 for the year ended December 31, 2007, $1,476 for the year ended December 31, 2006, and $1,131 for the period March 7 to December 31, 2005.
          Prior to March 2005, the Company participated in an Avis sponsored 401(k) retirement and savings plan, which had essentially the same provisions as the plan that the Company currently sponsors. The Company contributed $137 to this plan from the period January 1 to March 6, 2005.
          The Company sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $2,019 at December 31, 2007, and $1,319 at December 31, 2006. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which required securities to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities with the trust was $2,019 at December 31, 2007, and $1,319 at December 31, 2006. Such amounts are included in other assets on the consolidated balance sheet.
19. Commitments and Contingencies
     Litigation
          On October 14, 2003, Enron Corporation (“Enron”) filed preference and fraudulent transfer claims against FSC in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking the return of $2,779 paid to the Company prior to the Enron bankruptcy. Enron added additional claims for allegedly preferential transfers and sought an additional $526 by way of an amended complaint on December 1, 2003. The Company filed an answer on July 30, 2004, asserting various defenses. On March 31, 2006, the parties filed a joint motion seeking the Bankruptcy Court’s approval of a settlement agreement, under which: (i) FSC would pay Enron $705; (ii) Enron would grant FSC, pursuant to section 502(h) of the United States Bankruptcy Code, an allowed Class 4 General Unsecured Claim in the fixed, liquidated amount of $705; and (iii) the parties would agree to mutually release all claims arising under Chapter 5 of the United States Bankruptcy Code that the parties have against each other. On April 27, 2006, the Bankruptcy Court issued an order approving the settlement. On May 12, 2006, the Company paid Enron $705. The 502(h) claim was subsequently sold on May 15, 2006, in exchange for $268. Such amounts have been included in the provision for credit losses on the consolidated statements of income.
          In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Extension of Credit to Customers
          The Company had commitments aggregating approximately $2,924,000 at December 31, 2007, and $2,730,000 at December 31, 2006, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of established lending product agreements. Many of these are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. These amounts are not recorded on the consolidated balance sheet.
     Operating Leases
          The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. Two of the Company’s office space lease agreements were renewed during 2006 and another agreement was renewed in 2007. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $3,231 for the year ended December 31, 2007, $3,178 for the year ended December 31, 2006, and $3,022 for the year ended December 31, 2005. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company also leases information technology hardware and software under non-cancelable leases that expire at various dates through 2009. Along with these non-cancelable agreements, the Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $2,475 for the year ended December 31, 2007, $2,422 for the year ended December 31, 2006, and $3,559 for the year ended December 31, 2005. These amounts were included in technology leasing and support on the consolidated statements of income.
          Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2008	$4,337
2009	3,421
2010	2,250
2011	1,901
2012	1,751

Total	$13,660

20. Cash and Dividend Restrictions
     Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2007 or 2006.
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
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2007, 2006, and 2005.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
21. Stock-Based Compensation
          The Company’s 2005 Equity and Incentive Plan (the “Plan”), which is stockholder-approved, permits the grant of share options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,200 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2007, the Company had three share-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $4,508 for 2007, $4,389 for 2006, and $1,413 for 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3,081 for 2007, $1,577 for 2006, and $467 for 2005.
     Restricted Stock Units
          The Company awards restricted stock units (“RSUs”) to employees periodically under the Plan. An RSU is a right granted to receive stock at the end of a specified period. RSU awards generally vest evenly over a period of three or four years. The awards provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock one business day prior to the grant date as reported by the New York Stock Exchange (“NYSE”).
          A summary of the status of the Company’s RSUs as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Restricted Stock Units
Balance at January 1, 2007	606	$21.48
Granted	191	30.62
Vested — shares issued	(118)	21.09
Vested — shares deferred (a)	(50)	21.73
Forfeited	(58)	23.22
Withheld for taxes (b)	(66)	21.04

Balance at December 31, 2007	505	$24.86

(a)	The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company’s common stock at a later date as specified by the award (deferred stock units or “DSUs”).

(b)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.
          As of December 31, 2007, there was $9,003 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested was $7,931 during 2007, $2,132 during 2006, and $1 during 2005.
     Deferred Stock Units
          Under the Plan, the Company also grants DSUs to non-employee directors and certain employees. A DSU is a fully vested right to receive stock at a certain point in time in the future. DSUs do not require any future service or performance obligations to be met. DSUs may be granted immediately or may initially be granted as RSUs which become DSUs once a previously determined service obligation has been met. The fair value of each granted DSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          A summary of the status of the Company’s DSUs as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Deferred Stock Units
Balance at January 1, 2007	44	$21.33
Granted as DSUs	6	31.22
Converted from RSUs	50	21.73
Converted to common shares	—	—

Balance at December 31, 2007	100	$22.15

          There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and is expensed at that time. The total fair value of shares vested was $195 during 2007, $361 during 2006, and $481 during 2005.
     Performance Based Restricted Stock Units
          The Company also awards performance based restricted stock units (“PBRSUs”) to employees periodically under the Plan. A PBRSU is a right granted to receive stock at the end of a specified period. In a PBRSU, the number of shares earned varies based upon meeting certain company-wide performance goals, including revenue and earnings in excess of targets. PBRSU awards generally have performance goals tracking a one to four year period, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock one business day prior to the grant date as reported by the NYSE.
          A summary of the status of the Company’s PBRSUs at threshold and target performance as of December 31, 2007, and changes during the year then ended is presented below:

	Threshold		Target
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Units	Fair Value	Units	Fair Value

Performance Based Restricted Stock Units
Balance at January 1, 2007	—	$—	—	$—
Granted	56	35.45	113	35.45
Vested	—	—	—	—
Forfeited	(5)	35.45	(10)	35.45

Balance at December 31, 2007	51	$35.45	103	$35.45

          Management has determined that the performance conditions of the awards are not probable of being met as of December 31, 2007. Accordingly, the Company did not recognize any compensation cost related to the PBRSU awards above. The range of unrecognized compensation cost related to the award is $1,825 at threshold, 50 percent below target performance, to $3,650 at target, 100 percent of targeted performance, as of December 31, 2007, depending whether certain performances are met. No portion of these awards had vested as of December 31, 2007.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Stock Options
          Prior to February 22, 2005, Cendant granted stock options to the Company’s employees. On February 22, 2005, the Company converted substantially all vested and unvested Cendant stock options into fully vested options to purchase the Company’s common stock.
          Employee stock options granted by Cendant generally had a 10-year term, vested ratably over periods ranging from two to five years, and were granted with exercise prices at then-current fair market value. All Cendant stock options that converted to options to purchase the Company’s common stock have the remainder of their original lives and are fully vested.
          The activity of the stock option plans related to the Company’s employees consisted of:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Stock Options
Outstanding at January 1, 2007	367	$13.74
Granted	—	—
Exercised	(250)	13.85
Forfeited or expired	—	—

Outstanding and exercisable at December 31, 2007	117	$13.49	3.6	$2,595

          No stock options were awarded by the Company during the years 2007 and 2006. The weighted-average grant-date fair value of options granted during 2005 was $7.29. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $4,974, $2,435 and $182, respectively.
          Converted Avis Share-based Awards
          In connection with the IPO, the Company converted 437 vested and unvested Avis stock options held by Company employees into 555 vested Wright Express stock options. Because of the vesting acceleration, the Company recorded a one-time charge of $1,524 for this conversion during the year ended December 31, 2005. This charge is included in salary and other personnel expenses on the Company’s consolidated statement of income.
          The table below summarizes the conversion-date fair value of stock options converted at February 22, 2005, and the assumptions used to calculate the conversion-date fair value using the Black-Scholes option-pricing model:

Weighted average expected life (in years)	5.3
Weighted average exercise price	$13.72
Weighted average volatility	30.00%
Weighted average risk-free rate	3.38%
Weighted average dividend yield	0.00%
Weighted average fair value	$7.29

          Also in connection with the IPO, the Company converted 217 Avis restricted stock units held by Company employees into 276 shares of Wright Express common stock on February 22, 2005. Of the 276 shares of Wright Express common stock, 91 were withheld from employees to pay for associated payroll taxes. The Company recorded a one-time charge associated with the accelerated vesting and conversion of Avis restricted stock units into Wright Express common stock during the year ended December 31, 2005, totaling $3,955. This charge has been included in salary and other personnel expenses on the Company’s consolidated statement of income.

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
          The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of acquired intangible assets, the loss related to the termination of the derivative contracts that extended past March 2005 (as discussed in Note 11) and stock-based compensation costs related to the conversion and vesting of equity instruments in conjunction with the Company’s IPO (as discussed in Note 21). These adjustments are reflected net of the tax impact.
          The Company operates in two reportable segments, fleet and MasterCard. The fleet operating segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The fleet reportable segment derives its revenue primarily from three marketing channels — direct, co-branded/affinity and private label. The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from two product lines — corporate charge cards and single use accounts. The different MasterCard products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
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
          The following table presents the Company’s reportable segment results for the years ended December 31, 2007, 2006 and 2005:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Year ended December 31, 2007
Fleet	$313,618	$31,490	$14,299	$123,240	$72,357
MasterCard	22,510	2,596	719	2,050	3,653

Total	$336,128	$34,086	$15,018	$125,290	$76,010

Year ended December 31, 2006
Fleet	$271,901	$21,667	$10,796	$26,558	$52,332
MasterCard	19,346	1,748	192	1,944	3,456

Total	$291,247	$23,415	$10,988	$28,502	$55,788

Year ended December 31, 2005
Fleet	$226,016	$13,813	$9,739	$28,937	$47,069
MasterCard	15,317	706	179	910	1,840

Total	$241,333	$14,519	$9,918	$29,847	$48,909

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
          The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2007	2006	2005

Adjusted net income	$76,010	$55,788	$48,909
Unrealized (losses) gains on derivative instruments	(37,074)	32,186	(36,710)
Amortization of acquired intangible assets	(1,089)	—	—
Loss related to the termination of the derivative contracts that extended past March 2005	—	—	(8,450)
Costs associated with the conversion of equity instruments and the vesting of restricted cash units	—	—	(5,723)
Tax impact	13,730	(13,365)	20,627

Net income	$51,577	$74,609	$18,653

23. Subsequent Event
          On February 4, 2008, the Company entered into a definitive asset purchase agreement to acquire certain assets of privately held Pacific Pride Services, Inc. for approximately $32 million in cash, to be financed through the Company’s existing credit facility. The transaction is expected to close before the end of the first quarter of 2008.
          Pacific Pride’s franchise network encompasses over 330 independent fuel franchisees. Pacific Pride’s network of independent commercial cardlock fueling sites processes approximately 32 million fleet card transactions annually. Pacific Pride franchisees issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than 1,000 Pacific Pride and strategic partner locations in the U.S. and Canada. Pacific Pride provides a variety of services to franchisees including training, marketing, advertising, network operations and financial settlement between franchisees.
24. Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2007 and 2006, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2007
Total revenues	$71,822	$85,973	$87,652	$90,681
Operating income	$26,903	$42,647	$43,002	$39,540
Net income	$8,337	$16,354	$22,263	$4,623
Earnings per share:
Basic	$0.21	$0.41	$0.56	$0.12
Diluted	$0.20	$0.40	$0.55	$0.11

2006
Total revenues	$64,638	$76,164	$79,689	$70,756
Operating income	$28,907	$38,512	$39,133	$28,551
Net income (a)	$11,350	$9,856	$34,444	$18,959
Earnings per share:
Basic	$0.28	$0.24	$0.85	$0.47
Diluted	$0.28	$0.24	$0.83	$0.46

(a)	Approximately $428 reduction to net income in the fourth quarter of 2006 resulted from prior year stock-based compensation expense that should have been recorded in 2005. The Company believes that the correction in 2006 is not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
Management’s Annual Report on Internal Control Over Financial Reporting
          Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2007.
Changes in Internal Control Over Financial Reporting
          Except as discussed below, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2007, the Company determined that it had not appropriately considered the impact of newly adopted tax legislation in Maine. The Company concluded that certain elements of its previously issued financial statements were misstated and, accordingly, has restated those financial statements and filed amended second and third quarter Forms 10-Q/A on January 31, 2008.
          Prior to our identification of this tax-related error, and as a result of the Company’s ongoing assessment of controls and procedures, during the fourth quarter of 2007, the Company engaged resources to add an additional layer of review and strengthened controls over accounting for income taxes. The Company identified the tax-related error as part of the closing process for the fiscal year ended December 31, 2007. These procedures were implemented in the fourth quarter.
ITEM 9B. OTHER INFORMATION
          Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     See the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors” and “Corporate Governance Information,” which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     See the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     See the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     See the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     See the information in the Company’s proxy statement for the 2008 Annual Meeting of Stockholders captioned “Auditor Selection and Fees” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this report:
1. Financial Statements (see Index to Financial Statements on page 32).

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2007, File No. 001-32426).

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

	10.4
Second Amendment to the Credit Agreement, dated March 9, 2007, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 12, 2007, File No. 001-32426).

	10.5
Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.6
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.7
Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.8
Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.10
Wright Express Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.11
Wright Express Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.12
Wright Express Corporation Amended and Restated Short Term Incentive Program (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007, File No. 001-324426).**

†	10.13	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007, File No. 001-32426).**

†	10.14	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-32426).

†	10.15
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.16
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.17
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.18
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod A. Demeter (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.19
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine M. Greenleaf (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.20	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

†	10.21
Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 7, 2007, File No. 001-32426).**

†	10.22
First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

†	10.23
Separation Agreement between Katherine M. Greenleaf and Wright Express Corporation (including a General Release), dated as of December 6, 2006 (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on February 28, 2007, File No. 001-32426).

†	10.24
Separation Agreement and General Release between Wright Express Corporation and Tod A. Demeter, executed on December 3, 2007 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on December 5, 2007, File No. 001-32426).

†	10.25
First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.26
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.27
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.28
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.29
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.30
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.31
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.32
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.33
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

	10.34
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

	10.35
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.36
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.37
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.38
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.39
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.40
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.41
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.42
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

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

*		Filed herewith.

**		Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted

†		Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
February 28, 2008	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2008	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and Director
(principal executive officer)

February 28, 2008	/s/ Rowland T. Moriarty

Rowland T. Moriarty
Non-Executive Chairman of the Board of Directors

February 28, 2008	/s/ Shikhar Ghosh

Shikhar Ghosh
Director

February 28, 2008	/s/ Ronald T. Maheu

Ronald T. Maheu
Director

February 28, 2008	/s/ George L. McTavish

George L. McTavish
Director

February 27, 2008	/s/ Kirk Pond

Kirk Pond
Director

February 28, 2008	/s/ Regina O. Sommer

Regina O. Sommer
Director

February 28, 2008	/s/ Jack A. VanWoerkom

Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2007, File No. 001-32426).

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

	10.4
Second Amendment to the Credit Agreement, dated March 9, 2007, by and among Wright Express Corporation, as Borrower, and the Lenders named therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 12, 2007, File No. 001-32426).

	10.5
Credit Agreement, dated as of May 22, 2007, by and among Wright Express Corporation, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.6
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.7
Agreement between Wright Express LLC and PHH Vehicle Management Services, LLC (incorporated by reference to Exhibit No. 10.10 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).**

†	10.8
Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.6 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.9
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.10
Wright Express Corporation Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.8 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.11
Wright Express Corporation Officer Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.9 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

†	10.12
Wright Express Corporation Amended and Restated Short Term Incentive Program (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007, File No. 001-324426).**

†	10.13	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2007, File No. 001-32426).**

†	10.14	Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on August 11, 2005, File No. 001-32426).

†	10.15
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.16
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Melissa D. Smith (formerly “Goodwin”) (incorporated by reference to Exhibit No. 10.2 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.17
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and David Maxsimic (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.18
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Tod A. Demeter (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.19
Employment Agreement, dated as of October 28, 2005, by and between Wright Express Corporation and Katherine M. Greenleaf (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on March 15, 2006, File No. 001-32426).

†	10.20	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

†	10.21
Wright Express Corporation Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 7, 2007, File No. 001-32426).**

†	10.22
First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

†	10.23
Separation Agreement between Katherine M. Greenleaf and Wright Express Corporation (including a General Release), dated as of December 6, 2006 (incorporated by reference to Exhibit No. 10.1 to our Annual Report on Form 10-K filed with the SEC on February 28, 2007, File No. 001-32426).

†	10.24
Separation Agreement and General Release between Wright Express Corporation and Tod A. Demeter, executed on December 3, 2007 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on December 5, 2007, File No. 001-32426).

†	10.25
First Amendment to the 2005 Special Equity Grant Award Agreement between Wright Express Corporation and Michael E. Dubyak (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.26
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.27
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.28
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.29
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.30
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.31
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.32
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.33
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

	10.34
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

	10.35
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.36
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.37
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.38
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.39
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.40
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.41
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.42
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

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

*		Filed herewith.

**		Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted

†		Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.