Form 10-Q
period 2008-03-31
Wright Express CORP
filed 2008-05-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                             March 31, 2008

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
There were 38,799,880 shares of the registrant’s common stock outstanding as of May 1, 2008.

Page
PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.	- 3 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 12 -

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	- 17 -

Item 4. Controls and Procedures.	- 17 -

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.	- 18 -

Item 1A. Risk Factors.	- 18 -

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	- 18 -

Item 6. Exhibits.	- 19 -

SIGNATURE	- 20 -
EX-10.1 ISDA MASTER AGREEMENT DATED JULY 18, 2007
EX-10.2 Form of Confirmation Evidencing purchases of Nymex Unleaded Gasoline
EX-10.4 Amended & Restated Short Term Incentive Program
EX-10.5 Long Term Incentive Program
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contracts; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; risks related to the undertaking of or consummation of corporate transactions; as well as other risks and uncertainties as identified in Item 1A of our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2008. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$57,137	$43,019
Accounts receivable (less reserve for credit losses of $13,471 in 2008 and $9,466 in 2007)	1,250,462	1,070,273
Income taxes receivable	—	3,320
Available-for-sale securities	9,279	9,494
Property, equipment and capitalized software (net of accumulated depreciation of $46,459 in 2008 and $43,384 in 2007)	46,175	45,537
Deferred income taxes, net	278,997	283,092
Goodwill	313,233	294,365
Other intangible assets (net of accumulated amortization of $1,959 in 2008 and $1,089 in 2007)	35,862	20,932
Other assets	15,222	15,044

Total assets	$2,006,367	$1,785,076

Liabilities and Stockholders’ Equity
Accounts payable	$530,963	$363,189
Accrued expenses	31,173	35,310
Income taxes payable	151	—
Deposits	533,862	599,089
Borrowed federal funds	96,178	8,175
Revolving line-of-credit facility	247,000	199,400
Fuel price derivatives, at fair value	45,173	41,598
Other liabilities	3,590	4,544
Amounts due to Avis under tax receivable agreement	319,512	319,512
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,817,602	1,580,817

Commitments and contingencies (Note 6)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,935 in 2008 and 40,798 in 2007 shares issued; 38,799 in 2008 and 39,625 in 2007 shares outstanding	409	408
Additional paid-in capital	98,636	98,174
Retained earnings	159,367	144,839
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on available-for-sale securities	3	(49)
Net unrealized loss on interest rate swaps	(2,599)	(1,417)
Net foreign currency translation adjustment	5	15

Accumulated other comprehensive (loss) income	(2,591)	(1,451)

Less treasury stock at cost, 2,136 shares in 2008 and 1,173 shares in 2007	(67,056)	(37,711)

Total stockholders’ equity	188,765	204,259

Total liabilities and stockholders’ equity	$2,006,367	$1,785,076

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2008	2007

Revenues
Payment processing revenue	$70,611	$54,194
Transaction processing revenue	3,980	3,475
Account servicing revenue	7,422	6,180
Finance fees	7,651	5,566
Other	3,282	2,407

Total revenues	92,946	71,822

Expenses
Salary and other personnel	17,118	16,129
Service fees	4,846	3,671
Provision for credit losses	10,396	6,263
Technology leasing and support	2,172	2,340
Occupancy and equipment	1,852	1,594
Depreciation and amortization	4,491	3,302
Operating interest expense	8,808	6,921
Other	6,195	4,699

Total operating expenses	55,878	44,919

Operating income	37,068	26,903

Financing interest expense	(3,101)	(3,130)
Net realized and unrealized losses on fuel price derivatives	(10,574)	(10,690)

Income before income taxes	23,393	13,083

Provision for income taxes	8,865	4,746

Net income	14,528	8,337

Changes in available-for-sale securities, net of tax effect of $28 in 2008 and $5 in 2007	52	8
Changes in interest rate swaps, net of tax effect of $(656) in 2008 and $(120) in 2007	(1,182)	(173)
Foreign currency translation	(10)	—

Comprehensive income	$13,388	$8,172

Earnings per share:
Basic	$0.37	$0.21
Diluted	$0.36	$0.20

Weighted average common shares outstanding:
Basic	39,312	40,347
Diluted	40,275	41,069

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities
Net income	$14,528	$8,337
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss on fuel price derivatives	3,575	10,591
Stock-based compensation	1,408	1,001
Depreciation and amortization	4,550	3,742
Deferred taxes	4,723	5,737
Provision for credit losses	10,396	6,263
Loss on disposal of property and equipment	58	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(151,189)	(115,883)
Other assets	110	(150)
Accounts payable	125,433	56,257
Accrued expenses	(6,179)	(7,251)
Income taxes	3,120	(1,465)
Other liabilities	(968)	623
Amounts due to Avis under tax receivable agreement	—	(1,616)

Net cash provided by (used for) operating activities	9,565	(33,814)

Cash flows from investing activities
Purchases of property and equipment	(4,256)	(3,998)
Purchases of available-for-sale securities	(42)	(35)
Maturities of available-for-sale securities	337	305
Acquisition, net of cash acquired	(31,520)	—

Net cash used for investing activities	(35,481)	(3,728)

Cash flows from financing activities
Excess tax (deficiencies) benefits from equity instrument share-based payment arrangements	(10)	843
Payments in lieu of issuing shares of common stock	(1,271)	(809)
Proceeds from stock option exercises	294	764
Net decrease in deposits	(65,227)	(6,898)
Net increase in borrowed federal funds	88,003	28,848
Net borrowings on 2007 revolving line-of-credit facility	47,600	—
Net borrowings on 2005 revolving line-of-credit facility	—	25,000
Repayments on term loan	—	(11,000)
Purchase of shares of treasury stock	(29,345)	(14,158)

Net cash provided by financing activities	40,044	22,590

Effect of exchange rates on cash and cash equivalents	(10)	—

Net change in cash and cash equivalents	14,118	(14,952)
Cash and cash equivalents, beginning of period	43,019	35,060

Cash and cash equivalents, end of period	$57,137	$20,108

Supplemental cash flow information
Interest paid	$10,111	$9,636
Income taxes paid (received)	$1,137	$(368)

Significant non-cash transactions:
Capitalized software licensing agreement	$—	$2,840

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2007. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Recently Adopted Accounting Standards
          The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. This change resulted in no impact to January 1, 2008, retained earnings.
          In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. The Company has not elected to report certain financial instruments and other items at fair value as permitted by the SFAS No. 159 transition provisions. The adoption of this Statement therefore had no impact to January 1, 2008, retained earnings.
     New Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for the Company on January 1, 2009. Currently, the Company has no noncontrolling interests in any of its subsidiaries.
          Also in December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009. The Company may not apply it before that date. SFAS No. 141(R) will not impact the Company’s accounting for prior acquisitions.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under this Statement, entities are required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact, if any, the adoption of SFAS No. 161 will have on its financial statement disclosures.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2. Acquisitions
          Acquisition of TelaPoint, Inc. In August 2007, the Company acquired the stock of TelaPoint, Inc. (“TelaPoint”) for approximately $40,000 cash. The Company purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers.
          Acquisition of Pacific Pride Services, Inc. In February 2008, the Company acquired certain assets of Pacific Pride Services, Inc. (“Pacific Pride”) for approximately $32,000 cash. Pacific Pride’s franchise network encompasses more than three-hundred thirty independent fuel franchisees who issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than one thousand Pacific Pride and strategic partner locations in the U.S. and Canada. This transaction has been treated as an acquisition of assets for tax purposes; therefore, there is no original basis difference between the book and tax basis balance sheets. The Company has allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed preliminary assessments of intangible assets using customary valuation procedures and techniques.
          The operations for each of these acquisitions are reported within the results of the Company’s fleet segment from the acquisition date. The operations subsequent to the acquisitions, individually and in the aggregate, did not have a material effect on the Company’s financial position, results of operations or cash flows.
          The purchase prices and related allocations for the TelaPoint and Pacific Pride acquisitions have not been finalized. The Company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates, although the Company expects to complete any outstanding asset valuations no later than one year from the date of acquisition.
          The following is a reconciliation of the cost of the Pacific Pride acquisition with the net assets acquired and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$31,520
Less:
Accounts receivable	39,396
Accounts payable	(42,341)
Other tangible assets, net	148
Software	300
Customer relationships	12,900
Trademarks and trade names	2,600

Recorded goodwill	$18,517

3. Goodwill and Other Intangible Assets
          The changes in goodwill during the first three months of 2008 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$284,652	$9,713	$294,365
Adjustment to allocation of purchase price for TelaPoint acquisition	351	—	351
Acquisition of Pacific Pride	18,517	—	18,517

Goodwill, end of period	$303,520	$9,713	$313,233

During the first quarter of 2008, no goodwill was written off due to impairment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The changes in intangible assets during the first three months of 2008 were as follows:

	Net Carrying				Net Carrying
	Amount,				Amount,
	December 31, 2007	Acquisitions		Amortization	March 31, 2008

Definite-lived intangible assets
Software	$8,755	$300	(a)	$(182)	$8,873
Customer relationships	9,156	12,900	(b)	(688)	21,368

Indefinite-lived intangible assets
Trademarks and trade names	3,021	2,600		—	5,621

Total	$20,932	$15,800		$(870)	$35,862

(a)	The software intangible asset acquired during the first quarter of 2008 has a weighted average life of 3.0 years.

(b)	The customer relationships intangible asset acquired during the first quarter of 2008 has a weighted average life of 5.0 years.
          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $3,567 for April 1, 2008 through December 31, 2008; $3,976 for 2009; $3,632 for 2010; $3,190 for 2011; $2,717 for 2012; and $2,368 for 2013.
          Other intangible assets consist of the following:

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$9,300	$(427)	$8,873	$9,000	$(245)	$8,755
Customer relationships	22,900	(1,532)	21,368	10,000	(844)	9,156

	$32,200	$(1,959)	30,241	$19,000	$(1,089)	17,911

Indefinite-lived intangible assets
Trademarks and trade names			5,621			3,021

Total			$35,862			$20,932

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Income available for common stockholders — Basic	$14,528	$8,337
Convertible, redeemable preferred stock	154	—

Income available for common stockholders — Diluted	$14,682	$8,337

Weighted average common shares outstanding — Basic	39,312	40,347
Unvested restricted stock units	471	572
Stock options	48	150
Convertible, redeemable preferred stock	444	—

Weighted average common shares outstanding — Diluted	40,275	41,069

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	—	444

5. Fair Value
          Effective January 1, 2008, the Company adopted SFAS No. 157. This standard establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires the Company to maximize the use of observable inputs when measuring fair value. The Company recorded no change to January 1, 2008, retained earnings as a result of adopting SFAS No. 157.
          The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. The Company carries certain of its liabilities at fair value, specifically its derivative liabilities. In determining the fair value of the Company’s obligations, various factors are considered including:  closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
          These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Instruments whose significant value drivers are unobservable.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,937	$—	$4,937	$—
Municipal bonds	406	—	406	—
Equity securities	3,936	3,936	—	—

Total available-for-sale securities	$9,279	$3,936	$5,343	$—

Executive deferred compensation plan trust (a)	$2,041	$2,041	$—	$—

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$3,158	$—	$3,158	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	895	—	895	—

Total interest rate swap arrangements (b)	$4,053	$—	$4,053	$—

Fuel price derivatives – diesel	$17,814	$—	$17,814	$—
Fuel price derivatives – unleaded fuel	27,359	—	27,359	—

Total fuel price derivatives (c)	$45,173	$—	$45,173	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

(c)	The following table presents additional information about the fuel price derivatives:

		Weighted-Average Price(2)
	Percentage(1)	Floor	Ceiling

For the period April 1, 2008 through June 30, 2008	90%	$2.59	$2.65
For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	90%	$2.86	$2.92
For the period October 1, 2009 through December 31, 2009	60%	$2.95	$3.01
For the period January 1, 2010 through March 31, 2010	30%	$3.17	$3.23

(1)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the fuel price derivatives pertain.

(2)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the fuel price derivatives.
6. Commitments and Contingencies
     Litigation
          The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
7. Segment Information
          The Company operates in two reportable segments, fleet and MasterCard. The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. In February 2008 the Company acquired Pacific Pride. The operations of this entity have been included in the fleet segment. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of fuel price derivatives and the amortization of acquired intangible assets. These adjustments are reflected net of the tax impact.
          The following table presents the Company’s reportable segment results for the three months ended March 31, 2008 and 2007:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended March 31, 2008
Fleet	$86,998	$8,086	$4,286	$10,118	$16,872
MasterCard	5,948	722	205	321	527

Total	$92,946	$8,808	$4,491	$10,439	$17,399

Three months ended March 31, 2007
Fleet	$66,889	$6,322	$3,144	$8,573	$14,263
MasterCard	4,933	599	158	304	534

Total	$71,822	$6,921	$3,302	$8,877	$14,797

          The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,
	2008	2007

Adjusted net income	$17,399	$14,797
Unrealized losses on fuel price derivatives	(3,575)	(10,591)
Amortization of acquired intangible assets	(870)	—
Tax impact	1,574	4,131

Net income	$14,528	$8,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2007, the notes accompanying those financial statements as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I this report.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
          Below are some key items from the first quarter of 2008:
•	On February 29, 2008, we acquired the assets of the privately held Pacific Pride Services, Inc. (“Pacific Pride”). Pacific Pride’s franchise network encompasses more than 330 independent fuel franchisees who issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than 1,000 Pacific Pride and strategic partner locations in the U.S. and Canada. The results of Pacific Pride are included in the consolidated financial statements from March 1, 2008, forward. The majority of Pacific Pride’s revenues are classified as transaction processing revenue in our fleet segment.

•	We repurchased approximately 963,000 shares of our common stock at a cost of approximately $29.3 million.

•	Total fleet transactions processed increased 8 percent from the first quarter of 2007 to 64.8 million. Payment processing transactions increased 5 percent to 53.2 million, and transaction processing transactions increased 23 percent to 11.6 million.

•	Average expenditure per payment processing transaction increased 33 percent to $65.49 from $49.32 for the same period last year. This increase was predominantly driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended March 31, 2008, was $3.26, a 34 percent increase over the same period last year.

•	Realized losses on our fuel price derivatives were $7.0 million compared to realized losses of $0.1 million for the first quarter of 2007.

•	Credit losses in the fleet segment were $9.8 million for the three months ended March 31, 2008, versus $5.8 million for the three months ended March 31, 2007.

•	Total MasterCard purchase volume grew $141 million to $526 million for the three months ended March 31, 2008, an increase of 36 percent over the same period last year. Growth was primarily driven by spend on single use account cards.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, increased to $8.8 million during the three months ended March 31, 2008, from $6.9 million during the three months ended March 31, 2007. The increase in operating interest expense was primarily due to an increase in our average operating debt due to higher fuel prices.

•	Our effective tax rate was 37.9 percent compared to 36.3 percent for the same period last year.
Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

(in thousands)	Three months ended
	March 31,		Increase (decrease)
	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$65,075	$49,607	$15,468	31%
Transaction processing revenue	3,980	3,475	505	15%
Account servicing revenue	7,404	6,163	1,241	20%
Finance fees	7,580	5,468	2,112	39%
Other	2,959	2,176	783	36%

Total revenues	86,998	66,889	20,109	30%

Total operating expenses	50,778	40,824	9,954	24%

Operating income	36,220	26,065	10,155	39%

Financing interest expense	(3,101)	(3,130)	29	(1)%
Net realized and unrealized losses on derivative instruments	(10,574)	(10,690)	116	(1)%

Income before taxes	22,545	12,245	10,300	84%
Provision for income taxes	8,544	4,442	4,102	92%

Net income	$14,001	$7,803	$6,198	79%

(in thousands, except per transaction and per gallon data)	Three months ended
	March 31,		Increase (decrease)
	2008	2007	Amount	Percent

Key operating statistics
Payment processing revenue:
Payment processing transactions	53,225	50,559	2,666	5%
Average expenditure per payment processing transaction	$65.49	$49.32	$16.17	33%
Average price per gallon of fuel	$3.26	$2.43	$0.83	34%

Transaction processing revenue:
Transaction processing transactions	11,577	9,384	2,193	23%

Account servicing revenue:
Average number of vehicles serviced (a)	4,453	4,299	154	4%

(a)	Does not include Pacific Pride vehicle information.
          Payment processing revenue increased $15.5 million for the three months ended March 31, 2008, compared to the same period last year. The increase was primarily due to a 34 percent increase in the average price per gallon of fuel and a 5 percent increase in payment processing transactions over the first quarter of the prior year. These increases resulted in additional revenues of $19.9 million. Our net payment processing rate declined 12 basis points from the first quarter of 2007 for an offset to payment processing revenues of $4.1 million. This decline was due to higher fuel prices and increased rebates to large customers. Going forward we expect similar decreases to our net payment processing rate. In addition, we anticipate pressure from merchants to lower rates.

          Transaction processing revenue increased $0.5 million for the three months ended March 31, 2008, compared to the same period in 2007. The increase in revenue, as well as the increase in transaction processing transactions, is due to the acquisition of Pacific Pride.
          The 20 percent increase in account servicing revenue is primarily due to two factors. First, the revenues from TelaPoint are in the results for the three months ended March 31, 2008, but not in the results for the same period in the prior year. TelaPoint generated approximately $0.9 million in account servicing revenue during the current period. Second, average number of vehicles serviced increased 4 percent period over period. This increase generated approximately $0.2 million of additional revenue in the current period.
          Our finance fees have increased $2.1 million for the three months ended March 31, 2008, over the same period in the prior year to $7.6 million. The increase in late fees correlates to the increase in our average accounts receivable balance subject to late fees.
          Provision for credit losses were $9.8 million in the three months ended March 31, 2008, compared to $5.8 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 28.1 basis points of Fuel Expenditures for the three months ended March 31, 2008, compared to 23.3 basis points of Fuel Expenditures for the same period last year. Higher accounts receivable balances during 2008 have resulted in an increase to credit losses of approximately $3.1 million for the three months ended March 31, 2008, as compared to the same period in the prior year. Higher charge-off rates during the three months ended March 31, 2008, increased credit losses by $1.7 million as compared to the same period in the prior year. These increases were offset by a reduction in our specific loss reserves of $1.1 million.
          Operating interest expense increased $1.8 million for the three months ended March 31, 2008, compared to the same period in 2007. The increase in operating interest expense is primarily due to our total average operating debt balance, which consists of our deposits and borrowed federal funds, increasing to $605.8 million for the first quarter of this year as compared to $442.3 million for the first quarter of 2007.
          Salary and other personnel expenses increased $1.0 million for the three months ended March 31, 2008, as compared to the same period last year. Additional stock-based compensation contributed $0.5 million to the increase. The first quarter of 2007 does not have expense related to TelaPoint which was acquired in August 2007. Salary and other personnel expenses related to TelaPoint totaled $0.3 million for the three months ended March 31, 2008.
          Depreciation and amortization expenses increased $1.1 million for the three months ended March 31, 2008, as compared to the same period in 2007. This increase is due to the addition of capital assets as we enhance our product features and functionality and the amortization of intangible assets from the acquisition of TelaPoint and Pacific Pride.
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

	Three months ended March 31,
	2008	2007

Realized losses	$(6,999)	$(99)
Unrealized losses	(3,575)	(10,591)

Net realized and unrealized losses on fuel price derivatives	$(10,574)	$(10,690)

Collar range:
Floor	$2.53	$2.29
Ceiling	$2.60	$2.36

Average fuel price	$3.26	$2.43

          The difference between the average ceiling price on the derivative instruments and actual average fuel price was greater in the first quarter of 2008 as compared to the difference in the first quarter of 2007. As a result, realized losses were $7.0 million in the first quarter of 2008 compared to realized losses of $0.1 million for the first quarter of 2007.

     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

(in thousands)	Three months ended
	March 31,		Increase (decrease)
	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$5,536	$4,587	$949	21%
Account servicing revenue	18	17	1	6%
Finance fees	71	98	(27)	(28)%
Other	323	231	92	40%

Total revenues	5,948	4,933	1,015	21%

Total operating expenses	5,100	4,095	1,005	25%

Operating income	848	838	10	1%
Provision for income taxes	321	304	17	6%

Net income	$527	$534	$(7)	(1)%

(in thousands)	Three months ended
	March 31,		Increase (decrease)
	2008	2007	Amount	Percent

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$525,699	$385,153	$140,546	36%

          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account card. Offsetting a portion of the increase in payment processing revenue during 2008 was an increase in rebates as some of our customers have reached higher payout tiers.
Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits, borrowed federal funds and purchased fleet card receivables. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first quarter of 2008, we generated approximately $32.3 million in management operating cash as compared to a use of approximately $11.9 million of management operating cash in 2007.
          In addition to the $32.3 million of management operating cash we generated during the first quarter of 2008, we also borrowed an additional $47.6 million on our revolving credit facility. These cash increases were offset by a $31.5 million use of cash to acquire the assets of Pacific Pride and a $29.3 million use of cash to purchase treasury stock.
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

          The table below reconciles net cash provided by (used for) operating activities to management operating cash:

	Three months ended
	March 31,
	2008	2007

Net cash provided by (used for) operating activities	$9,565	$(33,814)
Net (decrease) in deposits	(65,227)	(6,898)
Net increase in borrowed federal funds	88,003	28,848

Management operating cash	$32,341	$(11,864)

          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with fixed interest rates ranging from 3.40 percent to 5.45 percent. The interest rates on these certificates of deposit have lowered over the past few months. We anticipate benefiting from these lower rates, but there will be a delay as approximately one-third of our certificate of deposit portfolio will mature in the second quarter of 2008. As of March 31, 2008, we had approximately $534 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were $160 million as of March 31, 2008. At March 31, 2008, we had outstanding borrowings of approximately $96 million with an interest rate of 2.54 percent.
     Short-term Liquidity
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.
          Management believes that we can adequately fund our cash needs during the next 12 months.
     Long-term Liquidity
          Management assesses our long-term liquidity requirements periodically. Based on the results of these assessments, we may elect to increase our borrowing capacity or issue additional equity instruments.
     Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Purchase of Treasury Shares
          The following table presents stock repurchase program activity from January 1, 2008 through March 31, 2008 and February 12, 2007 (the date of inception of the plan), through March 30, 2007:

(in thousands)	Period ended March 31,
	2008		2007
	Shares	Cost	Shares	Cost

Treasury stock purchased	963.1	$29,344	488.7	$14,158

Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

     Recently Adopted Accounting Standards
          See Note 1 to the condensed consolidated financial statements of this report for further details of recently adopted accounting standards.
     New Accounting Pronouncements
          See Note 1 to the condensed consolidated financial statements of this report for further details of new accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2008. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

January 1 – January 31, 2008	144,506	$34.60	144,506	$32,288,723
February 1 – February 29, 2008	550,400	$29.82	550,400	$15,874,624
March 1 – March 31, 2008	268,162	$29.57	268,162	$7,944,195

Total	963,068	$30.47	963,068

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2007, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

* 10.1	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007.

* 10.2	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association.

10.3	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

* 10.4	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

* 10.5	Wright Express Corporation Long Term Incentive Program.**

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibits 10.4 and 10.5 have been omitted pursuant to requests for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
May 8, 2008	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2007, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

* 10.1	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007.

* 10.2	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association.

10.3	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

* 10.4	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

* 10.5	Wright Express Corporation Long Term Incentive Program.**

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibits 10.4 and 10.5 have been omitted pursuant to requests for confidential treatment.