Form 10-Q
period 2008-06-30
Wright Express CORP
filed 2008-08-05
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                             June 30, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
There were 38,810,131 shares of the registrant’s common stock outstanding as of August 1, 2008.

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.	- 3 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 13 -

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	- 20 -

Item 4. Controls and Procedures.	- 20 -

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.	- 21 -

Item 1A. Risk Factors.	- 21 -

Item 4. Submission of Matters to a Vote of Security Holders.	- 21 -

Item 6. Exhibits.	- 22 -

SIGNATURE	- 23 -
Ex-10.1 Amended and Restated Non-Employee Directors Deferred Compensation Plan
Ex-10.2 Amended and Restated 2005 Equity and Incentive Plan
Ex-10.3 Form of Non-Employee Director Long Term Incentive Program Award Agreement
Ex-10.4 Form of Non-Employee Director Long Term Incentive Program Award Agreement
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

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$47,580	$43,019
Accounts receivable (less reserve for credit losses of $14,944 in 2008 and $9,466 in 2007)	1,582,939	1,070,273
Income taxes receivable	—	3,320
Available-for-sale securities	10,130	9,494
Property, equipment and capitalized software (net of accumulated depreciation of $50,195 in 2008 and $43,384 in 2007)	46,812	45,537
Deferred income taxes, net	301,291	283,092
Goodwill	313,853	294,365
Other intangible assets, net	34,090	20,932
Other assets	18,799	15,044

Total assets	$2,355,494	$1,785,076

Liabilities and Stockholders’ Equity
Accounts payable	$692,306	$363,189
Accrued expenses	31,093	35,310
Income taxes payable	1,197	—
Deposits	727,726	599,089
Borrowed federal funds	74,991	8,175
Revolving line-of-credit facility	218,900	199,400
Fuel price derivatives, at fair value	119,318	41,598
Other liabilities	3,421	4,544
Amounts due to Avis under tax receivable agreement	310,405	319,512
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	2,189,357	1,580,817

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,944 in 2008 and 40,798 in 2007 shares issued; 38,808 in 2008 and 39,625 in 2007 shares outstanding	409	408
Additional paid-in capital	99,448	98,174
Retained earnings	134,984	144,839
Other comprehensive (loss) income, net of tax:
Net unrealized loss on available-for-sale securities	(110)	(49)
Net unrealized loss on interest rate swaps	(1,545)	(1,417)
Net foreign currency translation adjustment	7	15

Accumulated other comprehensive (loss) income	(1,648)	(1,451)

Less treasury stock at cost, 2,136 shares in 2008 and 1,173 shares in 2007	(67,056)	(37,711)

Total stockholders’ equity	166,137	204,259

Total liabilities and stockholders’ equity	$2,355,494	$1,785,076

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues
Payment processing revenue	$86,909	$66,973	$157,520	$121,167
Transaction processing revenue	5,255	3,652	9,235	7,127
Account servicing revenue	7,589	6,328	15,011	12,508
Finance fees	7,419	6,566	15,070	12,132
Other	4,066	2,454	7,348	4,861

Total revenues	111,238	85,973	204,184	157,795

Expenses
Salary and other personnel	18,316	15,699	35,434	31,828
Service fees	5,860	3,440	10,706	7,111
Provision for credit losses	10,823	3,043	21,219	9,306
Technology leasing and support	2,206	2,262	4,378	4,602
Occupancy and equipment	1,998	1,502	3,850	3,096
Depreciation and amortization	4,935	3,338	9,426	6,640
Operating interest expense	9,278	8,946	18,086	15,867
Other	6,874	5,096	13,069	9,795

Total operating expenses	60,290	43,326	116,168	88,245

Operating income	50,948	42,647	88,016	69,550

Financing interest expense	(3,016)	(3,001)	(6,117)	(6,131)
Loss on extinguishment of debt	—	(1,572)	—	(1,572)
Net realized and unrealized losses on fuel price derivatives	(87,336)	(9,639)	(97,910)	(20,329)
Decrease in amount due to Avis under tax receivable agreement	—	78,904	—	78,904

(Loss) income before income taxes	(39,404)	107,339	(16,011)	120,422

Income taxes	(15,021)	90,985	(6,156)	95,731

Net (loss) income	(24,383)	16,354	(9,855)	24,691

Changes in available-for-sale securities, net of tax effect of $(62) and $(34) in 2008 and $(53) and $(48) in 2007	(113)	(95)	(61)	(87)
Changes in interest rate swaps, net of tax effect of $589 and $(67) in 2008 and $(42) and $(162) in 2007	1,054	(61)	(128)	(234)
Foreign currency translation	2	—	(8)	—

Comprehensive (loss) income	$(23,440)	$16,198	$(10,052)	$24,370

(Loss) earnings per share:
Basic	$(0.63)	$0.41	$(0.25)	$0.61
Diluted	$(0.63)	$0.40	$(0.25)	$0.60

Weighted average common shares outstanding:
Basic	38,857	39,995	39,084	40,170
Diluted	38,857	41,084	39,084	40,853

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(9,855)	$24,691
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Net unrealized loss on fuel price derivatives	77,720	14,582
Stock-based compensation	2,831	2,146
Depreciation and amortization	9,577	7,223
Loss on extinguishment of debt	—	1,572
Deferred taxes	(18,098)	92,766
Provision for credit losses	21,219	9,306
Loss on disposal of property and equipment	62	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(494,489)	(341,407)
Other assets	(2,003)	(1,995)
Accounts payable	286,776	136,082
Accrued expenses	(4,606)	(4,305)
Income taxes	4,166	(4,300)
Other liabilities	(1,137)	308
Amounts due to Avis under tax receivable agreement	(9,107)	(89,948)

Net cash used for operating activities	(136,944)	(153,279)

Cash flows from investing activities
Purchases of property and equipment	(8,660)	(8,621)
Purchases of available-for-sale securities	(1,589)	(70)
Maturities of available-for-sale securities	858	515
Acquisition, net of cash acquired	(31,540)	—

Net cash used for investing activities	(40,931)	(8,176)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	112	1,279
Payments in lieu of issuing shares of common stock	(2,076)	(1,152)
Proceeds from stock option exercises	356	2,240
Net increase in deposits	128,637	205,052
Net increase (decrease) in borrowed federal funds	66,816	(40,046)
Net borrowings on revolving line-of-credit facility	19,500	164,600
Loan origination fees paid for revolving line-of-credit facility	(1,556)	(998)
Net repayments on 2005 revolving line-of-credit facility	—	(20,000)
Repayments on term loan	—	(131,000)
Purchase of shares of treasury stock	(29,345)	(20,643)

Net cash provided by financing activities	182,444	159,332

Effect of exchange rates on cash and cash equivalents	(8)	—

Net change in cash and cash equivalents	4,561	(2,123)
Cash and cash equivalents, beginning of period	43,019	35,060

Cash and cash equivalents, end of period	$47,580	$32,937

Supplemental cash flow information
Interest paid	$24,437	$20,309
Income taxes paid	$7,318	$5,871

Significant non-cash transactions:
Capitalized software licensing agreement	$—	$2,872

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2007. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
          Also in December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008. The Company may not apply it before that date.
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
          No pro forma information has been included in these financial statements as the results of operations of TelaPoint and Pacific Pride for the three and six month periods ended June 30, 2007, were not material to the Company’s reported revenues, net income or earnings per share.
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
          The following is a reconciliation of the cost of the Pacific Pride acquisition with the net assets acquired and the allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$31,540
Less:
Accounts receivable	39,396
Accounts payable	(42,341)
Other tangible assets, net	148
Software	300
Non-compete agreement	100
Customer relationships	13,400
Trademarks and trade names	1,400

Recorded goodwill	$19,137

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
3. Goodwill and Other Intangible Assets
          The changes in goodwill during the period January 1 to June 30, 2008 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$284,652	$9,713	$294,365
Adjustment to allocation of purchase price for TelaPoint acquisition	351	—	351
Acquisition of Pacific Pride	19,137	—	19,137

Goodwill, end of period	$304,140	$9,713	$313,853

During the period January 1 to June 30, 2008, no goodwill was written off due to impairment.
     The changes in intangible assets during the period January 1 to June 30, 2008 were as follows:

	Net Carrying				Net Carrying
	Amount,				Amount,
	Beginning of				End of
	Period	Acquisitions		Amortization	Period

Definite-lived intangible assets
Software	$8,755	$300	(a)	$360	$8,695
Non-compete agreement	—	100	(b)	—	100
Customer relationships	9,156	13,400	(c)	1,682	20,874

Indefinite-lived intangible assets
Trademarks and trade names	3,021	1,400		—	4,421

Total	$20,932	$15,200		$2,042	$34,090

(a)	The software intangible asset acquired during the first quarter of 2008 has a weighted average life of 2.0 years.

(b)	The non-compete agreement intangible asset acquired during the first quarter of 2008 has a weighted average life of 1.0 years.

(c)	The customer relationships intangible asset acquired during the first quarter of 2008 has a weighted average life of 4.9 years.
           The Company expects amortization expense related to the definite-lived intangible assets above as follows: $2,474 for July 1, 2008 through December 31, 2008; $4,324 for 2009; $3,773 for 2010; $3,387 for 2011; $2,876 for 2012; and $2,463 for 2013.
           Other intangible assets consist of the following:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$9,300	$(605)	$8,695	$9,000	$(245)	$8,755
Non-compete agreement	100	—	100	—	—	—
Customer relationships	23,400	(2,526)	20,874	10,000	(844)	9,156

	$32,800	$(3,131)	29,669	$19,000	$(1,089)	17,911

Indefinite-lived intangible assets
Trademarks and trade names			4,421			3,021

Total			$34,090			$20,932

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4. Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

(Loss) income available for common stockholders — Basic	$(24,383)	$16,354	$(9,855)	$24,691
Convertible, redeemable preferred stock	—	173	—	—

(Loss) income available for common stockholders — Diluted	$(24,383)	$16,527	$(9,855)	$24,691

Weighted average common shares outstanding — Basic	38,857	39,995	39,084	40,170
Unvested restricted stock units	—	526	—	549
Stock options	—	119	—	134
Convertible, redeemable preferred stock	—	444	—	—

Weighted average common shares outstanding — Diluted	38,857	41,084	39,084	40,853

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Unvested restricted stock units	405	—	438	—
Stock options	41	—	45	—
Convertible, redeemable preferred stock	444	—	444	444

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,337	$—	$4,337	$—
Asset-backed securities	1,499	—	1,499	—
Municipal bonds	402	—	402	—
Equity securities	3,892	3,892	—	—

Total available-for-sale securities	$10,130	$3,892	$6,238	$—

Executive deferred compensation plan trust (a)	$1,896	$1,896	$—	$—

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$1,896	$—	$1,896	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	513	—	513	—

Total interest rate swap arrangements (b)	$2,409	$—	$2,409	$—

Fuel price derivatives — diesel	$44,807	$—	$44,807	$—
Fuel price derivatives — unleaded fuel	74,511	—	74,511	—

Total fuel price derivatives (c)	$119,318	$—	$119,318	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

(c)	The following table presents additional information about the fuel price derivatives:

		Weighted-Average Price(2)
	Percentage(1)	Floor	Ceiling

For the period July 1, 2008 through September 30, 2008	90%	$2.53	$2.59
For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	90%	$2.86	$2.92
For the period October 1, 2009 through December 31, 2009	90%	$3.02	$3.08
For the period January 1, 2010 through March 31, 2010	60%	$3.17	$3.23
For the period April 1, 2010 through June 30, 2010	30%	$3.16	$3.22

(1)	Represents the percentage of the Company’s forecasted earnings subject to fuel price variations to which the fuel price derivatives pertain.

(2)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the fuel price derivatives.
6. Financing Debt
          On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the Company’s existing credit facility (the “Credit Agreement”) to increase the aggregate unsecured revolving line-of-credit from $350 million to $450 million. This commitment increase, provided pursuant to terms already present in the Credit Agreement, permitted the Company to increase its revolving credit facility up to $100 million. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis over the remaining term of the Credit Agreement. All other provisions of the Credit Agreement remain unchanged.

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
8. Segment Information
          The Company operates in two reportable segments, fleet and MasterCard. The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. In February 2008, the Company acquired Pacific Pride. The operations of this entity have been included in the fleet segment. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net (loss) or income adjusted for fair value changes of fuel price derivatives and the amortization of acquired intangible assets. These adjustments are reflected net of the tax impact.
          The following table presents the Company’s reportable segment results for the three months ended June 30, 2008 and 2007:

		Operating	Depreciation
	Total	Interest	and		Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended June 30, 2008
Fleet	$104,004	$8,553	$4,722	$12,699	$21,222
MasterCard	7,234	725	213	769	1,223

Total	$111,238	$9,278	$4,935	$13,468	$22,445

Three months ended June 30, 2007
Fleet	$80,381	$8,292	$3,178	$91,527	$18,182
MasterCard	5,592	654	160	577	1,044

Total	$85,973	$8,946	$3,338	$92,104	$19,226

          The following table presents the Company’s reportable segment results for the six months ended June 30, 2008 and 2007:

		Operating	Depreciation
	Total	Interest	and		Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Six months ended June 30, 2008
Fleet	$191,002	$16,639	$9,008	$22,817	$38,094
MasterCard	13,182	1,447	418	1,090	1,750

Total	$204,184	$18,086	$9,426	$23,907	$39,844

Six months ended June 30, 2007
Fleet	$147,270	$14,614	$6,322	$100,100	$32,445
MasterCard	10,525	1,253	318	881	1,578

Total	$157,795	$15,867	$6,640	$100,981	$34,023

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net (loss) income:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Adjusted net income	$22,445	$19,226	$39,844	$34,023
Unrealized losses on fuel price derivatives	(74,145)	(3,991)	(77,720)	(14,582)
Amortization of acquired intangible assets	(1,172)	—	(2,042)	—
Tax impact	28,489	1,119	30,063	5,250

Net (loss) income	$(24,383)	$16,354	$(9,855)	$24,691

9. Subsequent Events
          On July 25, 2008, the Company’s board of directors approved an increase of $75 million to the Company’s current share repurchase authorization and extended the share repurchase program to July 25, 2010. Management is now authorized to purchase up to $150 million of the Company’s common stock. As of July 25, 2008, the Company had approximately $83 million available under the share repurchase program.
          On July 30, 2008, the Company entered into a definitive agreement to acquire the assets of Financial Automation Limited (FAL), a New Zealand-based provider of fuel card processing software solutions for approximately $9 million in cash, to be financed through the Company’s existing credit facility. The transaction is expected to close before the end of the third quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2007, the notes accompanying those financial statements as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2008 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
          Below are some key items from the second quarter of 2008:
•	Total fleet transactions processed increased 16 percent from the second quarter of 2007 to 72.9 million. Payment processing transactions increased 5 percent to 55.9 million, and transaction processing transactions increased 72 percent to 17.0 million. The increase in transaction processing transactions is primarily from our acquisition of Pacific Pride during the first quarter of 2008.

•	Average expenditure per payment processing transaction increased 31 percent to $78.72 from $60.10 for the same period last year. This increase was predominantly driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended June 30, 2008, was $3.96, a 34 percent increase over the same period last year.

•	Realized losses on our fuel price derivatives were $13.2 million compared to realized losses of $5.6 million for the second quarter of 2007.

•	Credit losses in the fleet segment were $10.1 million for the three months ended June 30, 2008, versus $3.0 million for the three months ended June 30, 2007. Credit losses in the fleet segment for the three months ended March 31, 2008, totaled $9.8 million. The current quarter’s provision for credit losses is consistent with the results of the preceding quarter and management expectations. We continue to have success managing our credit exposure with our proprietary credit scoring and collection tools. While we cannot totally limit our exposure to losses in a period of economic decline, we do have a positive history of continued customer payment in economic downturns. Our fleet customers overall remain more than 99 percent current.

•	Total MasterCard purchase volume grew $158 million to $623 million for the three months ended June 30, 2008, an increase of 34 percent over the same period last year. Growth was primarily driven by spend on single use account cards.

•	We did not repurchase any shares of our common stock during the second quarter of 2008.

Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

(in thousands, except per transaction and per gallon data)	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$80,217	$61,776	$18,441	30%	$145,292	$111,383	$33,909	30%
Transaction processing revenue	5,255	3,652	1,603	44%	9,235	7,127	2,108	30%
Account servicing revenue	7,570	6,310	1,260	20%	14,974	12,473	2,501	20%
Finance fees	7,328	6,483	845	13%	14,908	11,951	2,957	25%
Other	3,634	2,160	1,474	68%	6,593	4,336	2,257	52%

Total revenues	104,004	80,381	23,623	29%	191,002	147,270	43,732	30%

Total operating expenses	55,048	39,355	15,693	40%	105,826	80,179	25,647	32%

Operating income	48,956	41,026	7,930	19%	85,176	67,091	18,085	27%

Financing interest expense	(3,016)	(3,001)	(15)	1%	(6,117)	(6,131)	14	—%
Loss on extinguishment of debt	—	(1,572)	1,572	NM	—	(1,572)	1,572	NM
Net realized and unrealized losses on fuel price derivatives	(87,336)	(9,639)	(77,697)	NM	(97,910)	(20,329)	(77,581)	NM
Decrease in amount due to Avis under tax receivable agreement	—	78,904	(78,904)	NM	—	78,904	(78,904)	NM

(Loss) income before income taxes	(41,396)	105,718	(147,114)	(139)%	(18,851)	117,963	(136,814)	(116)%
Income taxes	(15,790)	90,408	(106,198)	(117)%	(7,246)	94,850	(102,096)	(108)%

Net (loss) income	$(25,606)	$15,310	$(40,916)	(267)%	$(11,605)	$23,113	$(34,718)	(150)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	55,940	53,181	2,759	5%	109,165	103,740	5,425	5%
Average expenditure per payment processing transaction	$78.72	$60.10	$18.62	31%	$72.27	$54.85	$17.42	32%
Average price per gallon of fuel	$3.96	$2.95	$1.01	34%	$3.61	$2.70	$0.91	34%

Transaction processing revenue:
Transaction processing transactions	16,962	9,881	7,081	72%	28,539	19,265	9,274	48%

Account servicing revenue:
Average number of vehicles serviced (a)	4,476	4,368	108	2%	4,465	4,333	132	3%

(a)	Does not include Pacific Pride vehicle information.

NM	Not meaningful.
      Revenues
          Payment processing revenue increased $18.4 million for the three months ended June 30, 2008, compared to the same period last year, due to the following:
•	A 34 percent increase in the average price per gallon of fuel resulted in $21.4 million of additional revenue.

•	A 5 percent increase in payment processing transactions resulted in additional revenues of $3.2 million.
          These increases were offset by the following:
•	An 11 basis point decline in the net payment processing rate resulted in a $4.5 million decrease in revenue. Our payment processing fees are generally based upon a percentage of the total transaction amount; however, they may also be based on a fixed amount charged per transaction. The fixed component of these fees is a contributing factor to the decline in our net payment processing rate.

•	A 2 percent decrease in gallons per transaction resulted in lower revenues of $1.5 million.
          Payment processing revenue increased $33.9 million for the six months ended June 30, 2008, compared to the same period last year, due to the following:
•	A 34 percent increase in the average price per gallon of fuel resulted in $38.6 million of additional revenue.

•	A 5 percent increase in payment processing transactions resulted in additional revenues of $5.8 million.
          These increases were offset by the following:
•	An 11 basis point decline in the net payment processing rate resulted in an $8.6 million decrease in revenue. As discussed above, our payment processing fees have a fixed component. The fixed component of these fees is a contributing factor to the decline in our net payment processing rate.

•	A 2 percent decrease in gallons per transaction resulted in lower revenues of $1.8 million.
          Declines in payment processing rates for both the three and six month periods ended June 30, 2008, as compared to the same periods in 2007, were due to higher fuel prices and increased rebates to large customers. Going forward we anticipate the payment processing rate to drop reflecting re-negotiated rates with merchants and a continuation of rebates to large customers. In addition, we expect one customer to shift from a payment processing relationship to a transaction processing relationship in the third quarter.
          Transaction processing revenue increased $1.6 million for the three months ended June 30, 2008, compared to the same period in 2007, and increased $2.1 million for the six months ended June 30, 2008, as compared to the same period in 2007. These increases in revenue, as well as the increases in transaction processing transactions, are due to the acquisition of Pacific Pride during the first quarter of 2008.
          Account servicing revenue increased $1.3 million for the three months ended June 30, 2008, compared to the same period in 2007, and increased $2.5 million for the six months ended June 30, 2008, as compared to the same period in 2007. These increases in revenue are primarily due to the acquisition of TelaPoint during the third quarter of 2007.
          Our finance fees have increased $0.8 million for the three months ended June 30, 2008, as compared to the same period in 2007, and increased $3.0 million for the six months ended June 30, 2008, as compared to the same period in 2007. These increases in late fees correlate to the increase in our average accounts receivable balance subject to late fees.
      Operating Expenses
          Changes in operating expenses for the three months ended June 30, 2008, as compared to the corresponding period a year ago, include the following:
•	Salary and other personnel expenses increased $2.5 million. The prior year period does not have expenses related to TelaPoint, which was acquired in August 2007, and Pacific Pride, which was acquired in February 2008. Salary and other personnel expenses related to these acquisitions totaled $1.1 million. Additional stock-based compensation and short-term incentive programs contributed $0.6 million to the increase. The remaining change was related to multiple line items, such as medical and dental benefits, travel, recruitment and contractors, none of which were individually significant.

•	Service fees increased $1.9 million. This increase included $0.8 million for costs associated with an acquisition that did not materialize, $0.4 million for legal and consulting fees related to the investigation of additional market opportunities and $0.3 million related to Pacific Pride. The remaining change was related to multiple line items, none of which were individually significant.

•	Credit losses increased $7.1 million. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 22.8 basis points of Fuel Expenditures compared to 9.3 basis points of Fuel Expenditures for the same period last year. The increase was driven by higher charge-offs in our fleet portfolios. Charge-offs, net of recoveries, were $4.6 million higher compared to the same period in 2007. The remaining increase in the provision is primarily the result of higher reserve rates and accounts receivable balances.

•	Depreciation and amortization expenses increased $1.6 million due to the addition of capital assets as we enhance our product features and functionality and from the amortization of intangible assets related to the acquisitions of TelaPoint and Pacific Pride.

•	Operating interest expense increased $0.2 million. Our average operating debt balance, which consists of our deposits and borrowed federal funds, totaled $699.4 million for the second quarter of this year as compared to our average operating debt balance of $569.6 million for the second quarter of 2007. While a decrease in weighted average interest rates to 4.3 percent from 5.3 percent a year ago resulted in a decrease to operating interest expense of $1.5 million, our increased borrowings, again attributable to higher Fuel Expenditures for the period, caused overall operating interest expense to increase. Changes in interest rates and Fuel Expenditures may create volatility in our operating interest expense.
          Changes in operating expenses for the six months ended June 30, 2008, as compared to the corresponding period a year ago, include the following:
•	Salary and other personnel expenses increased $3.4 million. The prior year period does not have expenses related to TelaPoint, which was acquired in August 2007, and Pacific Pride, which was acquired in February 2008. Salary and other personnel expenses related to these acquisitions totaled $1.6 million. Additional stock-based compensation and short-term incentive programs contributed $0.9 million to the increase. The remaining change was related to multiple line items, such as medical and dental benefits, travel, recruitment and contractors, none of which were individually significant.

•	Service fees increased $2.8 million. This increase included $0.9 million for costs associated with acquisitions that did not materialize, $0.5 million for tax and accounting service fee increases, $0.4 million for legal and consulting fees related to the investigation of additional market opportunities and $0.3 million related to Pacific Pride. The remaining change was related to multiple line items, none of which were individually significant.

•	Credit losses increased $11.1 million. Credit losses were 25.2 basis points of Fuel Expenditures compared to 15.5 basis points of Fuel Expenditures for the same period last year. The increase was driven by higher charge-offs in our fleet portfolios. Charge-offs, net of recoveries, were $7.2 million higher compared to the same period in 2007. The remaining increase in the provision is primarily the result of higher reserve rates and accounts receivable balances.

•	Depreciation and amortization expenses increased $2.7 million due to the addition of capital assets as we enhance our product features and functionality and from the amortization of intangible assets related to the acquisitions of TelaPoint and Pacific Pride.

•	Operating interest expense increased $2.0 million. Our average operating debt balance for the first half of this year totaled $642.6 million as compared to our average operating debt balance of $506.3 million for the first half of 2007. While a decrease in weighted average interest rates to 4.6 percent from 5.3 percent in same period last year resulted in a decrease to operating interest expense of $1.7 million, our increased borrowings caused overall operating interest expense to increase.
          We own fuel-price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. We have historically locked in about 90 percent of our forecasted earnings subject to full price variations every quarter on a rolling basis. We intend to reduce the percentage to approximately 80 percent. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments, whether they are realized or unrealized, affect our net income. The following table illustrates the relationship between our realized and unrealized losses, the estimated collar range and the average fuel price for each period covered:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2008	2007	2008	2007

Realized losses	$(13,191)	$(5,648)	$(20,190)	$(5,747)
Unrealized losses	(74,145)	(3,991)	(77,720)	(14,582)

Net realized and unrealized losses on fuel price derivatives	$(87,336)	$(9,639)	$(97,910)	$(20,329)

Collar range:
Floor	$2.59	$2.29	$2.56	$2.29
Ceiling	$2.65	$2.36	$2.62	$2.36

Average fuel price	$3.96	$2.95	$3.61	$2.70

          The difference between the average ceiling price on the derivative instruments and actual average fuel price was greater in the three and six months of 2008 as compared to the difference in the corresponding periods in 2007. The realized and unrealized losses and related changes from period over period, shown in the table above, were a result of these differences in fuel prices.
          The effective income tax rate for the three and six months ended June 30, 2008, is not comparable to the same periods in the prior year. On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced our overall blended statutory income tax rates, the amount of our deferred tax assets, and the amount of the related contractual liability to Avis. The effect of this lower state income tax rate on our existing deferred tax assets resulted in a charge to the provision for income taxes of $80.9 million during the second quarter of 2007. Under the terms of our Tax Receivable Agreement with Avis, a significant portion of this charge was offset by $78.9 million of non-operating income resulting from decreasing our contractual liability to Avis.
     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

(in thousands)	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$6,692	$5,197	$1,495	29%	$12,228	$9,784	$2,444	25%
Account servicing revenue	19	18	1	6%	37	35	2	6%
Finance fees	91	83	8	10%	162	181	(19)	(10)%
Other	432	294	138	47%	755	525	230	44%

Total revenues	7,234	5,592	1,642	29%	13,182	10,525	2,657	25%

Total operating expenses	5,242	3,971	1,271	32%	10,342	8,066	2,276	28%

Operating income	1,992	1,621	371	23%	2,840	2,459	381	15%
Income taxes	769	577	192	33%	1,090	881	209	24%

Net income	$1,223	$1,044	$179	17%	$1,750	$1,578	$172	11%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$622,844	$464,425	$158,419	34%	$1,148,543	$849,579	$298,964	35%

          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account card. Offsetting a portion of the increase in payment processing revenue during 2008 was an increase in rebates as some of our customers have reached higher payout tiers.
          Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period primarily due to the new business from our single use account card.

•	The provision for credit loss was higher by $0.7 million for the three months ended June 30, 2008, and $0.8 million for the six months ended June 30, 2008, as compared to the same periods last year. The increases were predominantly the result of higher reserve rates.

Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits, borrowed federal funds and purchased fleet card receivables. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first six months of 2008, we generated approximately $58.5 million in management operating cash as compared to approximately $11.7 million of management operating cash generated during the first six months of 2007.
          In addition to the $58.5 million of management operating cash we generated during the first six months of 2008, we also borrowed an additional $19.5 million on our revolving credit facility. These cash increases were offset by a $31.5 million use of cash to acquire the assets of Pacific Pride and a $29.3 million use of cash to purchase treasury stock during the first six months of 2008.
      Management Operating Cash
          We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, management considers deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash used for operating activities as presented on the condensed consolidated statement of cash flows in accordance with GAAP.
          The table below reconciles net cash used for operating activities to management operating cash:

	Six months ended
	June 30,
	2008	2007

Net cash used for operating activities	$(136,944)	$(153,279)
Net increase in deposits	128,637	205,052
Net increase (decrease) in borrowed federal funds	66,816	(40,046)

Management operating cash	$58,509	$11,727

          The increase in our accounts receivable is predominantly a result of the 34 percent increase in the price per gallon of fuel. We expect that our accounts receivable balance will continue to fluctuate with changes in the average price per gallon of fuel.
          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with fixed interest rates ranging from 3.0 percent to 5.5 percent as of June 30, 2008. The interest rates on these certificates of deposit have lowered over the past few months. Approximately one-quarter of our certificate of deposit portfolio will mature in the third quarter of 2008. The weighted average yield on these maturing certificates of deposits is 4.2 percent. As of June 30, 2008, we had approximately $728 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements. Beyond these capital requirements, there is no limit on the total certificates of deposit that FSC may issue.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. Our available federal funds lines of credit were $160 million at December 31, 2007. One of our federal funds lines was withdrawn during the second quarter of 2008. We no longer have a relationship with the bank which had been providing us a federal funds line of credit totaling $35 million. Subsequent to that withdrawal, our total federal funds lines of credit were $125 million at June 30, 2008. We are currently in the process of replacing a portion of the amount withdrawn. We have a commitment from another bank for $15 million. At June 30, 2008, we had outstanding borrowings of approximately $75 million with an interest rate of 2.6 percent.
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
          On May 29, 2008, we entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of our existing credit facility (the “Credit Agreement”) to increase the aggregate unsecured revolving line-of-credit from $350 million to

$450 million. This commitment increase, provided pursuant to terms already present in the Credit Agreement, permitted us to increase our revolving credit facility up to $100 million. We incurred approximately $1.6 million in loan origination fees in conjunction with the Incremental Amendment Agreement. These fees are being amortized over the remaining term of the Credit Agreement. All other provisions of the Credit Agreement remain unchanged.
          Our average debt balance increased to $246.7 million for the three months ended June 30, 2008, as compared to $170.0 million for the three months ended June 30, 2007. The average debt balance increased to $237.6 million for the six months ended June 30, 2008, as compared to $171.2 million for the six months ended June 30, 2007. The average interest rate decreased to 4.9 percent for the three months ended June 30, 2008, as compared to 7.1 percent for the same period last year. The average interest rate decreased to 5.2 percent for the six months ended June 30, 2008, as compared to 6.9 percent for the same period last year. The outstanding balance on our corporate credit facility at June 30, 2008, was $218.9 million.
          We have a letter of credit associated with the Credit Agreement. The letter of credit reduces the amount available for borrowings and collateralizes our fuel price derivative instruments. We are assessed a fee on the liquidation value of the letter of credit. This fee was 0.7 percent at June 30, 2008. The balance of the letter of credit was $73 million at June 30, 2008.
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
      Purchase of Treasury Shares
          The following table presents stock repurchase program activity from January 1, 2008 through June 30, 2008 and February 12, 2007 (the date of inception of the plan), through June 30, 2007:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	—	$—	210.0	$6,485	963.1	$29,345	698.7	$20,643

          Over the last quarter we did not make any purchases of treasury shares. We were actively pursuing a business acquisition opportunity which did not materialize. In July 2008, our board of directors approved an increase of $75 million to our current share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We now have authorization to purchase up to $150 million of our common stock. As of July 2008 we have approximately $83 million available under the program. Share repurchases will be made on the open market and may be commenced or suspended at any time. Management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2008. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 4. Submission of Matters to a Vote of Security Holders.
          Wright Express Corporation’s Annual Meeting of Stockholders was held May 16, 2008. The following matters were voted on:
(a)	Election of three directors:

Nominees	Votes For	Votes Withheld	Broker non-votes
Rowland T. Moriarty	35,929,863	577,055	—
Ronald T. Maheu	35,932,726	574,192	—
Michael E. Dubyak	36,093,026	413,892	—
              The following directors continued their terms in office:
Shikhar Ghosh
Kirk P. Pond
Jack VanWoerkom
Regina O. Sommer
G. Larry McTavish
(b)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2008:

For:	36,377,856
Against:	110,740
Abstain:	18,322
Broker non-votes:	—

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on May 22, 2008, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

* 10.1	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan.

* 10.2	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan.

* 10.3	Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31, 2006).

* 10.4	Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31, 2006).

10.5	Incremental Amendment Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426).

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
August 4, 2008	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on May 22, 2008, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

* 10.1	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan.

* 10.2	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan.

* 10.3	Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31, 2006).

* 10.4	Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31, 2006).

10.5	Incremental Amendment Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426).

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.