Form 10-Q
period 2008-09-30
Wright Express CORP
filed 2008-11-05
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                            September 30, 2008

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
Yes ☐     No ☑
There were 38,758,592 shares of the registrant’s common stock outstanding as of October 31, 2008.

FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by us to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers:  fuel price volatility; counterparty credit risk; financial loss if we determine it necessary to unwind our derivative instrument positions prior to the expiration of the contracts; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; risks related to the undertaking of or consummation of corporate transactions; as well as other risks and uncertainties as identified in Part II, Item  1A of this Quarterly Report and in Item 1A of our Annual Report for the year ended December 31, 2007, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2008. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$58,409	$43,019
Accounts receivable (less reserve for credit losses of $16,413 in 2008 and $9,466 in 2007)	1,372,668	1,070,273
Income taxes receivable	912	3,320
Available-for-sale securities	12,760	9,494
Property, equipment and capitalized software (net of accumulated depreciation of $54,098 in 2008 and $43,384 in 2007)	46,643	45,537
Deferred income taxes, net	277,312	283,092
Goodwill	315,154	294,365
Other intangible assets, net	41,421	20,932
Other assets	19,831	15,044

Total assets	$2,145,110	$1,785,076

Liabilities and Stockholders’ Equity
Accounts payable	$599,123	$363,189
Accrued expenses	33,309	35,310
Deposits	665,739	599,089
Borrowed federal funds	31,480	8,175
Revolving line-of-credit facility	212,200	199,400
Fuel price derivatives, at fair value	36,946	41,598
Other liabilities	3,202	4,544
Amounts due to Avis under tax receivable agreement	315,010	319,512
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,907,009	1,580,817

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,948 in 2008 and 40,798 in 2007 shares issued; 38,741 in 2008 and 39,625 in 2007 shares outstanding	409	408
Additional paid-in capital	100,615	98,174
Retained earnings	207,328	144,839
Other comprehensive (loss) income, net of tax:
Net unrealized loss on available-for-sale securities	(91)	(49)
Net unrealized loss on interest rate swaps	(1,050)	(1,417)
Net foreign currency translation adjustment	(8)	15

Accumulated other comprehensive loss	(1,149)	(1,451)

Less treasury stock at cost, 2,207 shares in 2008 and 1,173 shares in 2007	(69,102)	(37,711)

Total stockholders’ equity	238,101	204,259

Total liabilities and stockholders’ equity	$2,145,110	$1,785,076

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Payment processing revenue	$83,685	$66,987	$241,205	$188,154
Transaction processing revenue	5,326	3,684	14,561	10,811
Account servicing revenue	7,645	6,915	22,656	19,423
Finance fees	8,109	7,230	23,179	19,362
Other	3,766	2,836	11,114	7,697

Total revenues	108,531	87,652	312,715	245,447

Expenses
Salary and other personnel	14,604	16,222	50,038	48,050
Service fees	4,923	3,677	15,629	10,788
Provision for credit losses	9,325	3,300	30,544	12,606
Technology leasing and support	2,100	2,015	6,478	6,617
Occupancy and equipment	1,933	1,483	5,783	4,579
Depreciation and amortization	5,216	3,922	14,642	10,562
Operating interest expense	9,581	9,158	27,667	25,025
Other	6,447	4,873	19,516	14,668

Total operating expenses	54,129	44,650	170,297	132,895

Operating income	54,402	43,002	142,418	112,552

Financing interest expense	(3,006)	(3,179)	(9,123)	(9,310)
Loss on extinguishment of debt	—	—	—	(1,572)
Net realized and unrealized gain (loss) on fuel price derivatives	66,034	(4,701)	(31,876)	(25,030)
(Increase) decrease in amount due to Avis under tax receivable agreement	(9,159)	—	(9,159)	78,904

Income before income taxes	108,271	35,122	92,260	155,544

Income taxes	35,927	12,859	29,771	108,590

Net income	72,344	22,263	62,489	46,954

Changes in available-for-sale securities, net of tax effect of $10 and $(24) in 2008 and $34 and $(14) in 2007	19	62	(42)	(25)
Changes in interest rate swaps, net of tax effect of $277 and $210 in 2008 and $(431) and $(593) in 2007	495	(622)	367	(856)
Foreign currency translation	(15)	13	(23)	13

Comprehensive income	$72,843	$21,716	$62,791	$46,086

Earnings per share:
Basic	$1.86	$0.56	$1.60	$1.17
Diluted	$1.82	$0.55	$1.57	$1.15

Weighted average common shares outstanding:
Basic	38,831	39,990	38,999	40,121
Diluted	39,730	41,060	39,920	41,232

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$62,489	$46,954
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized (gain) loss on fuel price derivatives	(4,652)	14,251
Stock-based compensation	3,914	3,150
Depreciation and amortization	14,950	11,204
Loss on extinguishment of debt	—	1,572
Deferred taxes	5,594	97,213
Provision for credit losses	30,544	12,606
Loss on disposal of property and equipment	66	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(293,517)	(274,779)
Other assets	(3,192)	(3,299)
Accounts payable	193,593	121,852
Accrued expenses	(1,621)	5,214
Income taxes	2,057	(1,226)
Other liabilities	(1,356)	348
Amounts due to Avis under tax receivable agreement	(4,502)	(94,397)

Net cash provided by (used for) operating activities	4,367	(59,337)

Cash flows from investing activities
Purchases of property and equipment	(12,339)	(12,477)
Purchases of available-for-sale securities	(4,259)	(1,031)
Maturities of available-for-sale securities	927	830
Purchase of trade name	(44)	—
Acquisitions, net of cash acquired	(41,526)	(40,428)

Net cash used for investing activities	(57,241)	(53,106)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	140	1,713
Payments in lieu of issuing shares of common stock	(2,076)	(1,180)
Proceeds from stock option exercises	415	3,065
Net increase in deposits	66,650	161,265
Net increase (decrease) in borrowed federal funds	23,305	(65,396)
Net borrowings on revolving line-of-credit facility	12,800	206,700
Loan origination fees paid for revolving line-of-credit facility	(1,556)	(998)
Net repayments on 2005 revolving line-of-credit facility	—	(20,000)
Repayments on term loan	—	(131,000)
Repayments of acquired debt	—	(374)
Purchase of shares of treasury stock	(31,391)	(30,424)

Net cash provided by financing activities	68,287	123,371

Effect of exchange rates on cash and cash equivalents	(23)	13

Net change in cash and cash equivalents	15,390	10,941
Cash and cash equivalents, beginning of period	43,019	35,060

Cash and cash equivalents, end of period	$58,409	$46,001

Supplemental cash flow information
Interest paid	$34,890	$31,226
Income taxes paid	$22,222	$10,646

Significant non-cash transactions:
Capitalized software licensing agreement	$—	$2,872

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2007. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under this Statement, entities are required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact, if any, the adoption of SFAS No. 161 will have on its financial statement disclosures.

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
          Acquisition of Pacific Pride Services, Inc.  In February 2008, the Company acquired certain assets of Pacific Pride Services, Inc. (“Pacific Pride”) for approximately $32,000 cash. Pacific Pride’s franchise network encompasses more than three-hundred thirty independent fuel franchisees who issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than one thousand Pacific Pride and strategic partner locations in the U.S. and Canada. The Company has allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for the Pacific Pride acquisition have not been finalized.
          The following is a reconciliation of the cost of the assets acquired from Pacific Pride and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$31,540
Less:
Accounts receivable	39,396
Accounts payable	(42,341)
Other tangible assets, net	148
Software (a)	300
Non-compete agreement (b)	100
Customer relationships (c)	13,400
Trademarks and trade names (d)	1,400

Recorded goodwill	$19,137

(a) Weighted average life – 2.0 years.
(b) Weighted average life – 1.0 year.
(c) Weighted average life – 4.9 years.
(d) Indefinite-lived intangible asset.
          The weighted average life of the combined definite-lived intangible assets is 4.8 years.
          Acquisition of Financial Automation Limited.  In August 2008, the Company acquired certain assets of Financial Automation Limited (“FAL”) for approximately $9,250 cash. FAL is a New Zealand-based provider of fuel card processing software solutions. The Company has allocated the purchase price of the acquisition based upon the fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for the FAL acquisition have not been finalized.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following is a reconciliation of the cost of the assets acquired from FAL and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$9,986
Less:
Tangible assets, net	85
Software (a)	7,100
Customer relationships (b)	1,500

Recorded goodwill	$1,301

(a) Weighted average life – 4.6 years.
(b) Weighted average life – 4.7 years.
          The weighted average life of the combined definite-lived intangible assets is 4.6 years.
          The operations for each of these acquisitions are reported within the results of the Company’s fleet segment from the acquisition date.
          No pro forma information has been included in these financial statements as the results of operations of TelaPoint, Pacific Pride and FAL for the three and nine month periods ended September 30, 2007, were not material to the Company’s reported revenues, net income or earnings per share.
3. Goodwill and Other Intangible Assets
          The changes in goodwill during the period January 1 to September 30, 2008 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$284,652	$9,713	$294,365
Adjustment to allocation of purchase price for TelaPoint acquisition	351	—	351
Acquisition of Pacific Pride	19,137	—	19,137
Acquisition of FAL	1,301	—	1,301

Goodwill, end of period	$305,441	$9,713	$315,154

During the period January 1 to September 30, 2008, no goodwill was written off due to impairment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The changes in intangible assets during the period January 1 to September 30, 2008 were as follows:

	Net Carrying			Net Carrying
	Amount,			Amount,
	Beginning of			End of
	Period	Acquisitions	Amortization	Period

Definite-lived intangible assets
Software	$8,755	$7,400	$(615)	$15,540
Non-compete agreement	—	100	(58)	42
Customer relationships	9,156	14,900	(2,682)	21,374

Indefinite-lived intangible assets
Trademarks and trade names	3,021	1,444	—	4,465

Total	$20,932	$23,844	$(3,355)	$41,421

          The Company expects amortization expense related to the definite-lived intangible assets above as follows:  $1,407 for October 1, 2008 through December 31, 2008; $5,088 for 2009; $5,278 for 2010; $4,917 for 2011; $4,100 for 2012; and $3,472 for 2013.
          Other intangible assets consist of the following:

	September 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$16,400	$(860)	$15,540	$9,000	$(245)	$8,755
Non-compete agreement	100	(58)	42	—	—	—
Customer relationships	24,900	(3,526)	21,374	10,000	(844)	9,156

	$41,400	$(4,444)	36,956	$19,000	$(1,089)	17,911

Indefinite-lived intangible assets
Trademarks and trade names			4,465			3,021

Total			$41,421			$20,932

4. Borrowed Federal Funds
          The Company has federal funds lines-of-credit totaling $140,000 at September 30, 2008, and $160,000 at December 30, 2007. The average rate on the outstanding borrowings under lines-of-credit was 2.15 percent at September 30, 2008, and 4.38 percent at December 30, 2007.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
5. Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Income available for common stockholders — Basic	$72,344	$22,263	$62,489	$46,954
Convertible, redeemable preferred stock	110	177	368	521

Income available for common stockholders — Diluted	$72,454	$22,440	$62,857	$47,475

Weighted average common shares outstanding — Basic	38,831	39,990	38,999	40,121
Unvested restricted stock units	417	543	434	550
Stock options	38	83	43	117
Convertible, redeemable preferred stock	444	444	444	444

Weighted average common shares outstanding — Diluted	39,730	41,060	39,920	41,232

6. Fair Value
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
          The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. The Company carries certain of its liabilities at fair value, including its derivative liabilities. In determining the fair value of the Company’s obligations, various factors are considered including:  closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; the Company’s own-credit standing; and counterparty credit risk.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,329	$—	$4,329	$—
Asset-backed securities	4,099	—	4,099	—
Municipal bonds	391	—	391	—
Equity securities	3,941	3,941	—	—

Total available-for-sale securities	$12,760	$3,941	$8,819	$—

Executive deferred compensation plan trust (a)	$1,708	$1,708	$—	$—

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$1,284	$—	$1,284	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	353	—	353	—

Total interest rate swap arrangements (b)	$1,637	$—	$1,637	$—

Fuel price derivatives – diesel	$16,290	$—	$16,290	$—
Fuel price derivatives – unleaded fuel	20,656	—	20,656	—

Total fuel price derivatives (c)	$36,946	$—	$36,946	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

(c)	The following table presents additional information about the fuel price derivatives:

		Weighted-Average Price(2)
	Percentage(1)	Floor	Ceiling

For the period October 1, 2008 through December 31, 2008	90%	$2.50	$2.56
For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	90%	$2.86	$2.92
For the period October 1, 2009 through December 31, 2009	90%	$3.02	$3.08
For the period January 1, 2010 through March 31, 2010	80%	$3.25	$3.31
For the period April 1, 2010 through June 30, 2010	53%	$3.34	$3.40
For the period July 1, 2010 through September 30, 2010	27%	$3.60	$3.66

(1)	Represents the estimated percentage of the Company’s forecasted earnings subject to fuel price variations.

(2)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the fuel price derivatives.
7. Financing Debt
          On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the Company’s existing credit facility (the “Credit Agreement”) to increase the aggregate unsecured revolving line-of-credit from $350,000 to $450,000. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis over the remaining term of the Credit Agreement. All other provisions of the Credit Agreement remain unchanged.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
8. Income Taxes
          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on net income from continuing operations is as follows:

	Nine months ended
	September 30,
	2008	2007

Federal statutory rate	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4%	1.3%
Revaluation of deferred tax assets, net	(5.8)%	33.5%
Dividend exclusion	0.1%	0.1%
Other	0.6%	(0.1)%

Effective tax rate	32.3%	69.8%

          During the third quarter of 2008, the Company filed its consolidated federal and state tax returns and adjusted its estimated tax rate accordingly. As a result of filing the tax returns, the Company reassessed the blended rates on which its net deferred tax assets would be realized and accordingly reduced its provision for income taxes by $8,734.
          The significant revaluation in 2007 was attributable to the State of Maine enacting a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss apportioned to the State of Maine. This caused a change to the Company’s apportionment factors and resulted in a significant decrease in the Company’s blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased the Company’s deferred tax assets which resulted in a charge to the provision for income taxes for the nine months ended September 30, 2007, of $80,879.
9. Tax Receivable Agreement
          As a consequence of the Company’s separation from Avis, the tax basis of the Company’s tangible and intangible assets increased (the “Tax Basis Increase”). The Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates taxable income in sufficient amounts in the future. The Company is contractually obligated, pursuant to its Tax Receivable Agreement with Avis, to remit to Avis 85 percent of any such cash savings.
          The 2008 reassessment of the blended tax rates described in Note 8 also resulted in an adjustment in the anticipated amounts due to Avis. The future benefits increased, which increased the associated liability to Avis, resulting in a $9,159 charge to non-operating income for the three and nine months ended September 30, 2008.
          As discussed in Note 8, “Income Taxes,” the Company’s blended state income tax rate decreased in the second quarter of 2007. The lower state income tax rate contributed to a lower overall rate. The lower overall rate decreased the Company’s deferred tax assets and resulted in a charge to the provision for income taxes. The lower overall rate also decreased the expected benefit the Company will realize from the Tax Basis Increase. Accordingly, the related contractual liability to Avis recorded in connection with the Tax Receivable Agreement decreased.

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
11. Segment Information
          The Company operates in two reportable segments, fleet and MasterCard. The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. During 2008, the Company acquired Pacific Pride and FAL. The operations of these entities have been included in the fleet segment. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of fuel price derivatives (unrealized gains and losses on fuel price derivatives) and the amortization of acquired intangible assets. These adjustments are reflected net of the tax impact.
          The following table presents the Company’s reportable segment results for the three months ended September 30, 2008 and 2007:

		Operating	Depreciation
	Total	Interest	and		Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended September 30, 2008
Fleet	$101,062	$8,874	$5,092	$4,549	$20,326
MasterCard	7,469	707	124	877	1,460

Total	$108,531	$9,581	$5,216	$5,426	$21,786

Three months ended September 30, 2007
Fleet	$81,403	$8,484	$3,766	$12,104	$21,059
MasterCard	6,249	674	156	781	1,255

Total	$87,652	$9,158	$3,922	$12,885	$22,314

          The following table presents the Company’s reportable segment results for the nine months ended September 30, 2008 and 2007:

		Operating	Depreciation
	Total	Interest	and		Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Nine months ended September 30, 2008
Fleet	$292,064	$25,513	$14,100	$27,366	$58,420
MasterCard	20,651	2,154	542	1,967	3,210

Total	$312,715	$27,667	$14,642	$29,333	$61,630

Nine months ended September 30, 2007
Fleet	$228,673	$23,098	$10,088	$112,204	$53,504
MasterCard	16,774	1,927	474	1,662	2,833

Total	$245,447	$25,025	$10,562	$113,866	$56,337

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Adjusted net income	$21,786	$22,314	$61,630	$56,337
Unrealized gains (losses) on fuel price derivatives	82,372	331	4,652	(14,251)
Amortization of acquired intangible assets	(1,313)	(408)	(3,355)	(408)
Tax impact	(30,501)	26	(438)	5,276

Net income	$72,344	$22,263	$62,489	$46,954

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
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet reportable segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard reportable segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and perform analysis utilizing our information management capabilities.
Summary
          Below are some key items from the third quarter of 2008:
•	Concerns about future economic growth, high oil prices, lower consumer sentiment, and the adverse developments in the credit markets continue to challenge the U.S. economy and credit markets. These challenges had a direct impact on our business as we experienced slower volume growth than anticipated and an increase in credit losses.

•	Total fleet transactions processed increased 14 percent from the third quarter of 2007 to 72.5 million. Payment processing transactions increased 4 percent to 55.5 million, and transaction processing transactions increased 73 percent to 16.9 million. The increase in transaction processing transactions is primarily attributable to our acquisition of Pacific Pride during the first quarter of 2008.

•	Average expenditure per payment processing transaction increased 37 percent to $80.84 from $59.19 for the same period last year. This increase was predominantly driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended September 30, 2008, was $4.02, a 40 percent increase over the same period last year. Offsetting the impact of higher fuel prices was a 2 percent drop in gallons per transaction as compared to the third quarter of last year.

•	Realized losses on our fuel price derivatives were $16.3 million compared to realized losses of $5.0 million for the third quarter of 2007.

•	Credit losses in the fleet segment were $9.0 million for the three months ended September 30, 2008, versus $3.3 million for the three months ended September 30, 2007. The current quarter’s provision for credit losses is within management expectations. Our fleet customers overall remain more than 98 percent current.

•	Total MasterCard purchase volume grew $160 million to $670 million for the three months ended September 30, 2008, an increase of 31 percent over the same period last year. Growth was primarily driven by spend on single use account cards.

•	We repurchased 71,100 shares, for approximately $2.0 million, of our common stock during the third quarter of 2008.

Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

(in thousands, except per transaction and per gallon data)	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$76,802	$61,230	$15,572	25%	$222,094	$172,613	$49,481	29%
Transaction processing revenue	5,326	3,684	1,642	45%	14,561	10,811	3,750	35%
Account servicing revenue	7,636	6,898	738	11%	22,610	19,371	3,239	17%
Finance fees	8,027	7,119	908	13%	22,935	19,070	3,865	20%
Other	3,271	2,472	799	32%	9,864	6,808	3,056	45%

Total revenues	101,062	81,403	19,659	24%	292,064	228,673	63,391	28%

Total operating expenses	48,997	40,437	8,560	21%	154,823	120,616	34,207	28%

Operating income	52,065	40,966	11,099	27%	137,241	108,057	29,184	27%

Financing interest expense	(3,006)	(3,179)	173	(5)%	(9,123)	(9,310)	187	(2)%
Loss on extinguishment of debt	—	—	—	—	—	(1,572)	1,572	NM
Net realized and unrealized losses on fuel price derivatives	66,034	(4,701)	70,735	NM	(31,876)	(25,030)	(6,846)	27%
(Increase) decrease in amount due to Avis under tax receivable agreement	(9,159)	—	(9,159)	NM	(9,159)	78,904	(88,063)	(112)%

Income (loss) before income taxes	105,934	33,086	72,848	220%	87,083	151,049	(63,966)	(42)%
Income taxes	35,050	12,078	22,972	190%	27,804	106,928	(79,124)	(74)%

Net income (loss)	$70,884	$21,008	$49,876	237%	$59,279	$44,121	$15,158	34%

Key operating statistics
Payment processing revenue:
Payment processing transactions	55,519	53,595	1,924	4%	164,684	157,334	7,350	5%
Average expenditure per payment processing transaction	$80.84	59.19	21.65	37%	$75.16	$56.33	18.83	33%
Average price per gallon of fuel	$4.02	2.88	1.14	40%	$3.75	$2.76	0.99	36%

Transaction processing revenue:
Transaction processing transactions	16,943	9,818	7,125	73%	45,482	29,083	16,399	56%

Account servicing revenue:
Average number of vehicles serviced (a)	4,463	4,426	37	1%	4,464	4,364	100	2%

(a)	Does not include Pacific Pride vehicle information.

NM	Not meaningful.
     Revenues
          Payment processing revenue increased $15.6 million for the three months ended September 30, 2008, compared to the same period last year. The primary components of this increase were a $14.8 million increase in revenue associated with a 40 percent increase in the average price per gallon of fuel and a 4 percent increase in payment processing transactions which resulted in additional revenues of $2.2 million. Offsetting these increases was a 2 percent decrease in gallons per transaction which resulted in lower revenues of $1.5 million.
          Payment processing revenue increased $49.5 million for the nine months ended September 30, 2008, compared to the same period last year. The primary components of this increase were a $44.8 million increase in revenue associated with a 36 percent increase in the average price per gallon of fuel and a 5 percent increase in payment processing transactions which resulted in additional revenues of $8.0 million. Offsetting these increases was a 2 percent decrease in gallons per transaction which resulted in lower revenues of $3.3 million.

          Our payment processing rates for both the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007, declined as a result of re-negotiated rates with merchants and additional rebates to large customers. These additional rebates are, in part, due to the significant third quarter increase in gas prices that accelerated achievement of rebate targets. Increases in the price per gallon will result in a decrease of our payment processing rate, as approximately 55 percent of our merchant volumes have a fixed component to their price. Changes in rebates will also impact the net payment processing rate.
          Transaction processing revenue increased $1.6 million for the three months ended September 30, 2008, compared to the same period in 2007, and increased $3.8 million for the nine months ended September 30, 2008, as compared to the same period in 2007. These increases in revenue, as well as the increases in transaction processing transactions, are due primarily to the acquisition of Pacific Pride during the first quarter of 2008.
          Account servicing revenue increased $0.7 million for the three months ended September 30, 2008, compared to the same period in 2007, and increased $3.2 million for the nine months ended September 30, 2008, as compared to the same period in 2007. These increases in revenue are primarily due to the acquisition of TelaPoint during the third quarter of 2007.
          Our finance fees have increased $0.9 million for the three months ended September 30, 2008, as compared to the same period in 2007, and increased $3.9 million for the nine months ended September 30, 2008, as compared to the same period in 2007. These increases correlate to the increase in our average accounts receivable balance subject to fees.
     Operating Expenses
          Changes in operating expenses for the three months ended September 30, 2008, as compared to the corresponding period a year ago, include the following:
•	Salary and other personnel expenses decreased $1.7 million. Stock-based compensation and short-term incentive programs were adjusted to reverse expense recorded earlier this year. The reversal was based on a revised earnings projection, as of September 30, 2008, that indicated no payments should be made under these plans for the current year. This reduced the third quarter expense, as compared to the prior period in 2007, by approximately $3.0 million. Offsetting this decrease was a $1.0 million increase to general salaries due to headcount and wage increases. The prior year period does not have $0.6 million of expenses related to Pacific Pride, which was acquired in February 2008.

•	Service fees increased $0.8 million, primarily as the result of increases in professional services during the third quarter of 2008.

•	Credit losses increased $5.7 million. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 20.1 basis points of Fuel Expenditures compared to 10.6 basis points of Fuel Expenditures for the same period last year. The increase was driven by higher charge-offs in our fleet portfolios. Fleet charge-offs, net of recoveries, were $4.3 million higher compared to the same period in 2007. The remaining increase in the provision is primarily the result of higher reserve rates and accounts receivable balances.

•	Depreciation and amortization expenses increased $1.3 million. The amortization associated with the intangible assets acquired with the February 2008 purchase of Pacific Pride and the August 2007 purchase of TelaPoint resulted in an increase of $0.8 million for the three months ended September 30, 2008. The remaining increase is due to the addition of capital assets as we enhance our product features and functionality.

•	Operating interest expense increased $0.4 million. This increase is primarily attributable to an increase in average operating debt for the current three month period of $166.6 million partially offset by a 119 basis point decrease in the weighted average interest rate. Changes in interest rates and Fuel Expenditures may create volatility in our operating interest expense.

          Changes in operating expenses for the nine months ended September 30, 2008, as compared to the corresponding period a year ago, include the following:
•	Salary and other personnel expenses increased $1.7 million. Annual merit increases and additional staff increased general salary expense $2.4 million. The prior year period does not have expenses related to Pacific Pride, which was acquired in February 2008. Salary and other personnel expenses related to Pacific Pride totaled $1.4 million. Offsetting these increases was a reduction of expense related to stock-based compensation and short-term incentive programs. The reversal of previously recognized expense was based on a revised earnings projection, as of September 30, 2008, that indicated no payments should be made under these plans for the current year. This reduced the expense, as compared to the same period in 2007, by approximately $2.1 million.

•	Service fees increased $3.6 million. This increase is primarily due to a $2.4 million increase in professional service fees. We incurred higher costs for legal, tax and accounting services. The increase also includes consulting fees related to the investigation of additional market opportunities and costs associated with acquisitions that did not materialize. Pacific Pride added approximately $0.5 million to the increase in expense.

•	Credit losses increased $16.9 million. Credit losses were 23.3 basis points of Fuel Expenditures compared to 13.7 basis points of Fuel Expenditures for the same period last year. The increase was driven by higher charge-offs in our fleet portfolios. Fleet charge-offs, net of recoveries, were $11.5 million higher compared to the same period in 2007. The remaining increase in the provision is primarily the result of higher reserve rates and accounts receivable balances.

•	Depreciation and amortization expenses increased $4.0 million. The amortization associated with the intangible assets acquired with the February 2008 purchase of Pacific Pride and the August 2007 purchase of TelaPoint resulted in an increase of $2.9 million for the nine months ended September 30, 2008. The remaining increase is due to the addition of capital assets as we enhance our product features and functionality.

•	Operating interest expense increased $2.4 million. This increase is primarily attributable to an increase in average operating debt for the current nine month period of $146.4 million partially offset by a 86 basis point decrease in the weighted average interest rate.
          We own fuel-price sensitive derivative instruments that we purchase generally on a quarterly basis to manage the impact of volatility in fuel prices on our cash flows. Historically we have estimated the effect on our forecasted earnings exposure associated with changes in fuel prices and entered into derivative agreements designed to cover 90 percent of this impact. We have reduced this percentage to approximately 80 percent for instruments purchased this year, which start to settle in 2010. The program is designed to address fuel price increases and decreases. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments, whether they are realized or unrealized, affect our current period earnings. The following table illustrates the relationship between our realized and unrealized losses, the estimated collar range and the average fuel price for each period covered:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2008	2007	2008	2007

Realized losses	$(16,338)	$(5,032)	$(36,528)	$(10,779)
Unrealized gain (loss)	82,372	331	4,652	(14,251)

Net realized and unrealized gain (loss) on fuel price derivatives	$66,034	$(4,701)	$(31,876)	$(25,030)

Collar range:
Floor	$2.53	$2.32	$2.55	$2.30
Ceiling	$2.59	$2.39	$2.61	$2.37

Average fuel price	$4.02	$2.88	$3.75	$2.76

          The difference between the average ceiling price on the derivative instruments and actual average fuel price was greater in the three and nine months of 2008 as compared to the difference in the corresponding periods in 2007. The realized losses and unrealized gains and loss, and related changes from period over period, shown in the table above, were a result of these differences in fuel prices.
          During the third quarter of 2008, we filed our 2007 consolidated federal and all of our 2007 state tax returns and adjusted the tax rate that we apply to our deferred tax assets as they are realized in the future. Specifically, we increased our deferred tax asset and reduced our provision for income taxes by $8.7 million. The associated effect to the amount due to Avis under the tax receivable agreement was adjusted and resulted in a $9.2 million charge to other income in the third quarter.
          The effective income tax rate for the three and nine months ended September 30, 2007, is not comparable to the same periods in the current year. On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced our overall blended statutory income tax rates, the amount of our deferred tax assets, and the amount of the related contractual liability to Avis. The effect of this lower state income tax rate on our existing deferred tax assets resulted in a charge to the provision for income taxes of $80.9 million during the second quarter of 2007. Under the terms of our Tax Receivable Agreement with Avis, a significant portion of this charge was offset by $78.9 million of non-operating income resulting from decreasing our contractual liability to Avis.
     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

(in thousands)	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2008	2007	Amount	Percent	2008	2007	Amount	Percent

Revenues
Payment processing revenue	$6,883	$5,757	$1,126	20%	$19,111	$15,541	$3,570	23%
Account servicing revenue	9	17	(8)	(47)%	46	52	(6)	(12)%
Finance fees	82	111	(29)	(26)%	244	292	(48)	(16)%
Other	495	364	131	36%	1,250	889	361	41%

Total revenues	7,469	6,249	1,220	20%	20,651	16,774	3,877	23%

Total operating expenses	5,132	4,213	919	22%	15,474	12,279	3,195	26%

Operating income	2,337	2,036	301	15%	5,177	4,495	682	15%
Income taxes	877	781	96	12%	1,967	1,662	305	18%

Net income	$1,460	$1,255	$205	16%	$3,210	$2,833	$377	13%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$670,137	510,585	$159,552	31%	$1,818,679	$1,360,163	$458,516	34%

          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account card. Offsetting a portion of the increase in payment processing revenue during 2008 was an increase in rebates as some of our customers have reached higher payout tiers.
          Operating expenses have increased in the following areas:
•	Service fee expenses are based on a purchase volume which has increased period over period primarily due to the new business from our single use account card.

•	The provision for credit loss was higher by $0.3 million for the three months ended September 30, 2008, and $1.1 million for the nine months ended September 30, 2008, as compared to the same periods last year. The increases were predominantly the result of higher reserve rates associated with increased spend.

Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits and borrowed federal funds. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first nine months of 2008, we generated approximately $94.3 million in management operating cash as compared to approximately $36.5 million of management operating cash generated during the first nine months of 2007.
          In addition to the $94.3 million of management operating cash we generated during the first nine months of 2008, we also borrowed an additional $12.8 million on our revolving credit facility. These cash increases were offset by a $31.5 million use of cash to acquire the assets of Pacific Pride and a $31.4 million use of cash to purchase treasury stock during the first nine months of 2008.
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
          The table below reconciles net cash used for operating activities to management operating cash:

	Nine months ended
	September 30,
	2008	2007

Net cash provided by (used for) operating activities	$4,367	$(59,337)
Net increase in deposits	66,650	161,265
Net increase (decrease) in borrowed federal funds	23,305	(65,396)

Management operating cash	$94,322	$36,532

          The increase in our accounts receivable is predominantly a result of the 36 percent increase in the price per gallon of fuel. We expect that our accounts receivable balance will continue to fluctuate with changes in the average price per gallon of fuel.
          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issues certificates of deposit in denominations of $100,000 or less in various maturities ranging between three months and three years and with fixed interest rates ranging from 3.1 percent to 5.45 percent as of September 30, 2008. The interest rates on these certificates of deposit have lowered over the past few months. Approximately one-quarter of our certificate of deposit portfolio matured in the third quarter of 2008. The weighted average yield on these maturing certificates of deposits was 4.2 percent. As of September 30, 2008, we had approximately $666 million of deposits outstanding at a weighted average rate of 4.05 percent. Certificates of deposit are subject to regulatory capital requirements. Beyond these capital requirements, there is no limit on the total certificates of deposit that FSC may issue. Subsequent to the passing of the Emergency Economic Stabilization Act of 2008, our certificates of deposits will be in denominations of $250,000 or less, corresponding to the increase in the FDIC insurance limits to $250,000. We believe that our certificates of deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. Our available federal funds lines of credit were $160 million at December 31, 2007. One of our federal funds lines was withdrawn during the second quarter of 2008. We no longer have a relationship with the bank which had been providing us a federal funds line of credit totaling $35 million. We replaced $15 million of the amount withdrawn with another bank. Our total federal funds lines of credit were $140 million at September 30, 2008. At September 30, 2008, outstanding borrowings under these federal funds lines total approximately $31 million with an interest rate of 2.15 percent.

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
          On May 29, 2008, we entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of our existing credit facility (the “Credit Agreement”) to increase the aggregate unsecured revolving line-of-credit from $350 million to $450 million. This commitment increase, provided pursuant to terms already present in the Credit Agreement, permitted us to increase our revolving credit facility by an amount of $100 million. We incurred approximately $1.6 million in loan origination fees in conjunction with the Incremental Amendment Agreement. These fees are being amortized over the remaining term of the Credit Agreement. All other provisions of the Credit Agreement remain unchanged.
          Our average debt balance increased to $239.0 million for the three months ended September 30, 2008, as compared to $206.4 million for the three months ended September 30, 2007. The average debt balance increased to $238.1 million for the nine months ended September 30, 2008, as compared to $182.8 million for the nine months ended September 30, 2007. The average interest rate decreased to 5.0 percent for the three months ended September 30, 2008, as compared to 6.2 percent for the same period last year. The average interest rate decreased to 5.5 percent for the nine months ended September 30, 2008, as compared to 6.6 percent for the same period last year. The outstanding balance on our corporate credit facility at September 30, 2008, was $212.2 million.
          We have a letter of credit associated with the Credit Agreement. The letter of credit reduces the amount available for borrowings and collateralizes our fuel price derivative instruments. We are assessed a fee on the liquidation value of the letter of credit. This fee was 0.575 percent at September 30, 2008. The balance of the letter of credit was $12 million at September 30, 2008.
          We expect total capital expenditures for 2008 to be approximately $18 to $19 million. Our capital spending is financed primarily through internally generated funds.
          Concerns about future economic growth, high oil prices, lower consumer sentiment, and the adverse developments in the credit markets continue to challenge the U.S. economy and credit markets. Currently, we have not seen deterioration in our liquidity and our ability to access the capital we need to fund our operations.
          Management believes that we can adequately fund our cash needs during the next 12 months.
     Long-term Liquidity
          Management assesses our long-term liquidity requirements periodically. Based on the results of these assessments, we may elect to increase our borrowing capacity, issue additional equity instruments or discontinue our share repurchase program.
     Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Purchase of Treasury Shares
          The following table presents share repurchase program activity from January 1, 2008 through September 30, 2008 and February 12, 2007 (the date of inception of the plan), through September 30, 2007:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	71.1	$2,046	273.5	$9,781	1,034.2	$31,391	972.2	$30,424

          In July 2008, our board of directors approved an increase of $75 million to our current share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. As of September 30, 2008, we have approximately $81 million of remaining availability under the program. Share repurchases will be made on the open market and may be commenced or suspended at any time. Management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2008. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
           Except as provided below, there has not been a material change to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The following risk factors have been added to reflect current economic conditions.
Our exposure to counterparty credit risk could create an adverse affect on our financial condition.
          We engage in a number of transactions where counterparty credit risk becomes a relevant factor. Specifically, we have fuel price derivatives and interest rate swaps whose values at any point in time are dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Financial institutions, primarily banks, have historically been our most significant counterparties. The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and we are therefore exposed currently to these counterparty risks.
General economic conditions may affect our revenue and harm our business.
          As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to use less of our services and our revenue could be adversely affected. Challenging economic conditions also may impair the ability of our customers or partners to pay for services they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

July 1 – July 31, 2008	—	$—	—	$82,944,195
August 1 – August 31, 2008	71,100	$28.78	71,100	$80,897,847
September 1 – September 30, 2008	—	$—	—	$80,897,847

Total	71,100	$28.78	71,100

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to our current share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We now have authorization to purchase up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on May 22, 2008, File No. 001-32426).

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

November 5, 2008	By:	/s/ Melissa D. Smith

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