Form 10-K
period 2008-12-31
Wright Express CORP
filed 2009-02-27
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
☐     Yes          ☑     No
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
☐     Yes          ☑     No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $955,847,993 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
     There were 38,256,773 shares of the registrant’s common stock outstanding as of February 20, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

          All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.
FORWARD-LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “Outlook for the Future” section of this Annual Report in Item 7, among other sections, contains forward-looking statements. Any other statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; the uncertainties of litigation, as well as other risks and uncertainties identified in Item 1A of this Annual Report. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1.  BUSINESS
Our Company
          Wright Express Corporation, founded in 1983, is a leading provider of payment processing and information management services to the United States commercial and government vehicle fleet industry. We provide our services in the United States, Canada, New Zealand and Australia. We market our services directly, as well as through more than 140 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers. We also offer a MasterCard-branded corporate card.
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
          Our wholly owned banking subsidiary, Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank, was established in 1998. FSC approves the customer applications and owns the customer relationships for most of our fuel and maintenance programs and offers our MasterCard-branded corporate payment solution. Wright Express Canada Ltd. (“WEXCanada”) was incorporated in January 2007 as a wholly owned subsidiary of FSC to assist us in funding transactions with Canadian companies.
          In addition to the companies described above, we have expanded our business through the acquisition of the following entities:
•	We acquired TelaPoint, Inc. (“TelaPoint”) on August 6, 2007. TelaPoint is a provider of browser-based supply chain software solutions for bulk petroleum distributors, retailers and fleets.

•	We acquired the net assets of Pacific Pride Services, Inc. and converted it into Pacific Pride Services, LLC (“Pacific Pride”) on February 29, 2008. Pacific Pride is an independent fuel distributor franchisee network, encompassing more than 340 independent fuel franchisees.

•	We acquired the net assets of Financial Automation Limited, a provider of fuel card processing software solutions located in New Zealand, on August 29, 2008. Concurrent with the acquisition of Financial Automation Limited, we established a structure for international operations (“Wright Express International”).

          We have created one of the largest proprietary payment processing networks in the United States. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with purchase controls and analytical tools to help them effectively manage their vehicle fleets and control costs. We deliver value to our customers by providing customized offerings with accepting merchants, processing payments and providing unique information management services to our fleets.
          For more than 20 years we have built our network and now have site acceptance at over 90 percent of the nation’s retail fuel locations and over 45,000 vehicle maintenance locations. This network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as “closed loop” because we have a direct contractual relationship with the merchant and the fleet; only Wright Express transactions can be processed in this network.
          In addition to our closed loop retail fuel and vehicle maintenance network, we also issue corporate MasterCard products. These product offerings allow Wright Express to be a single source for all of a company’s payment processing and purchasing information management needs.
          Our Company is organized under two segments, Fleet and MasterCard. The Fleet segment is the primary focus of our business, representing 93 percent of total revenue. The Fleet segment of our business provides customers with payment processing services specifically designed for the needs of vehicle fleet industries. Revenue is earned primarily from payment and transaction processing, of which the majority is payment processing revenue. Additionally, we earn revenue in this segment from account servicing fees and financing fees. The MasterCard segment of our business provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs.
Strategy
          Our strategy is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation – to acquire and retain customers and to create products that add value by satisfying new and existing customers’ needs.
          Our strategic initiatives include:
•	Increase market share. We intend to leverage our proprietary network and our knowledge of the industry to increase our share in the marketplace. We expect to utilize existing and new marketing channels, along with additional outsourced strategic relationships and added product features including but not limited to web-based account management and distributor-specific product offerings.

•	Leverage our existing customer base and cross-sell our products. We have approximately 290,000 customers. We will continue to leverage this existing customer base by cross-selling our products to them. These cross-selling opportunities include, but are not limited to, the supply chain software offered by our TelaPoint subsidiary and our vehicle-based telematics offering, which we refer to as WEXSmartTM.

•	Penetrate international markets. We have over 20 years of experience as a provider of payment and transaction processing services in the United States fleet industry. We expect to draw on this experience, along with our existing industry relationships and brand recognition, to grow our international presence initially through our investment in Financial Automation Limited.

FLEET SEGMENT
Products and Services
          Payment processing
        In a payment processing transaction we pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, most often within one month from the billing date. Payment processing fees are typically based on a percentage of the aggregate dollar amount of the customer’s purchase; however, the fees may also be based on a fixed amount charged per transaction or on a combination of both measures. In 2008, we had approximately 216 million payment processing transactions.
          Transaction processing
        In a transaction processing transaction we earn a fixed fee per transaction. We processed nearly 61 million transaction processing transactions in 2008 for fleet customers.
          Information management
        We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our website, WEXOnline®. We also alert the customer to any unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information, including account history and recent transactions, and download the details. In addition, through WEXOnline®, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. Utilizing our WEXSmartTM product which leverages telematics, automobile systems that combine global positioning satellite tracking and other wireless technology, fleet managers can track the movements of their drivers and the locations of their vehicles.
          Account management
        We provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets, strategic relationships and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact center, which is available 24 hours a day, seven days a week. Fleet customers also have self service options available to them through WEXOnline®.

•	Premium fleet services. We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an on-going 18 month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, certify all network and terminal software and hardware, and train them on our sale, transaction authorization and settlement processes.

Marketing Channels
United States
          We market our payment processing and information management services to fleets directly and indirectly. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, drive our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services. By collecting and analyzing customer data acquired for more than 20 years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and the sales forces of companies with which we have co-branded, affinity, distributor or private label relationships.
          Direct
        We market our services, branded with the Wright Express name, directly to commercial and government vehicle fleets, which allows us to have a direct relationship with our fleet customers. These direct customers include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers, we use both our outside sales force, which focuses on the acquisition of new customers, and internal account managers, who focus on servicing and growing revenue from existing customers.
          Indirect
         We market our services indirectly through co-branded, affinity, distributor and private label relationships.
•	Co-branded. Through our co-branded relationships, we market our services for, and in collaboration with, fleet management companies, automotive manufacturers, fuel providers and convenience store chains using their brand names and our Wright Express logo. These companies seek to offer our payment processing and information management services to their fleet customers.

We use our co-branded relationships to reach all sizes of fleet customers. We are able to expand the base of customers to whom we provide our services by combining the marketing and sales efforts of our own sales force with the efforts of the sales forces of our co-branded partners.

•	Affinity. Similar to the co-branded relationships, our affinity relationships are marketed in collaboration with fuel providers and convenience store chains. The services we deliver are designed to foster loyalty to the fuel provider or convenience store chain as the program is marketed as their own. However, these products allow for the same level of payment processing and information management services as are received by the companies using our co-branded programs.

•	Distributor. Through our distributor relationships, we market our services via a network of independent Pacific Pride fuel franchisees. Franchisees issue their own Pacific Pride commercial fueling cards to fleet customers. Vehicles in this program have access to fuel at Pacific Pride and strategic partner locations in the United States and Canada. We increase penetration to these customers by leveraging Pacific Pride’s local market presence and brand recognition, as well as its platform and products for commercial and government fleets. We also service distributors through the Wright Express Distributor program, which provides fuel merchants with payment processing and information management services for their own fleets.

•	Private Label. We market our services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Private label customers are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers; however, many of these fuel retailers also rely on our sales and marketing expertise to further their efforts.

International
          Internationally, we intend to develop fuel card processing software solutions to give us a presence that we can leverage in select geographic markets around the world. Our experience with the major oil companies in the Unites States and Canada has led us to conclude that major oil companies are often managing their fleet specific payment processing and information management service offerings on a more global basis.
          We seek to develop long term relationships with oil companies, in order to increase the overall portfolio value through an outsourced payment processing and information management solution. We intend to provide implementation of a best-in-class application and technological offering. The value proposition that Wright Express International offers is based on the benefits and value it delivers in satisfying the oil companies’ strategic objectives, including improved market effectiveness, cost efficiency and minimizing solution risks.
MASTERCARD SEGMENT
Products and Services
          Corporate charge card
          Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality. The MasterCard product can be sold jointly with the fleet card product to offer a total corporate payment solution to companies.
          Single use account
          Our single use account MasterCard service allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our single use account service is used for transactions where no card is presented, that is, transactions conducted over the telephone, by mail, facsimile or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations. Under this program, each transaction is assigned a unique MasterCard account number. The unique account number makes limiting purchase amounts, tracking, settling and reconciling purchases easier and eliminates the risks associated with using multiple cards.
Marketing Channels
          We market our MasterCard-branded corporate payment solutions directly to our customers in conjunction with our fleet offerings. We leverage the marketing and advertising efforts of MasterCard Inc. Our corporate MasterCard products are marketed to commercial and government organizations.
OTHER ITEMS
Fuel Price Derivatives
          A significant portion of our total revenues result from fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by customers. Because our customers primarily purchase fuel, our revenues are largely dependent on retail fuel prices, which are prone to significant volatility.
          We own fuel price sensitive derivative instruments to manage the impact of volatility in fuel prices on our cash flows and enhance the visibility and predictability of future cash flows. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel. When entering into the Options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. The contracts contain monthly settlement provisions. Historically, we have estimated the effect on our forecasted earnings exposure associated with changes in fuel prices and entered into derivative agreements designed to cover 90 percent of this estimated impact. We have reduced this percentage to approximately 80 percent for instruments which will start to settle in 2010. For the portion of 2010 that we have entered into Options, we have achieved approximately 50 percent of the full year’s target. We have temporarily suspended new purchases of instruments under the program. Our reentry point will be reviewed on a quarterly basis. Differences between the indices underlying the Options and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the Options.

          Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price sensitive derivative instruments, whether they are realized or unrealized, affect our current period earnings.
          The following table presents information about the Options as of December 31, 2008:

		Weighted-Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period January 1, 2009 through March 31, 2009	90%	$2.58	$2.64
For the period April 1, 2009 through June 30, 2009	90%	$2.67	$2.73
For the period July 1, 2009 through September 30, 2009	90%	$2.86	$2.92
For the period October 1, 2009 through December 31, 2009	90%	$3.02	$3.08
For the period January 1, 2010 through March 31, 2010	80%	$3.25	$3.31
For the period April 1, 2010 through June 30, 2010	53%	$3.34	$3.40
For the period July 1, 2010 through September 30, 2010	27%	$3.60	$3.66

(a)	Represents the estimated percentage of the Company’s forecasted earnings subject to fuel price variations at the time of purchase.
(b)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the fuel price derivatives.
          The Options limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price. When the current month put option contract settles, the Company receives cash payments from the counterparties of the Options when the average price for the current month (as defined by the option contract) is below the strike price of the put option contract.

•	Create a ceiling price. When the current month call option contract settles, the Company makes cash payments to the counterparties of the Options when the average price for the current month (as defined by the option contract) is above the strike price of the call option contract.

•	Have no cash impact. When the current month put and call option contracts settle and the average price for the current month (as defined by the option contract) is between the strike price of the put option contract and the strike price of the call option contract, no cash is exchanged between the Company and the counterparties of the Options.
Employees
          As of December 31, 2008, Wright Express Corporation and its subsidiaries had 703 employees, 684 were located in the United States. None of our employees are subject to a collective bargaining agreement.
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
          The most significant competitive factors are breadth of features, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry has become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”

Technology
          Our proprietary software captures comprehensive information from the more than 180,000 fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition; it enables us to avoid dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades and new specifications. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.
          We are continually improving our technology to enhance the customer relationship and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers. For information regarding technology related risks, see the information in Item 1A under the headings “Our failure to effectively implement new technology could jeopardize our position as a leader in our industry,” and “We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.”
Intellectual Property
          We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States.
Regulation
          The Company and FSC are subject to certain state and federal laws and regulations governing insured depository institutions and their affiliates. FSC is subject to supervision and examination by both the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company and FSC are also subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans FSC may make to one borrower and the types of investments FSC may make.
          Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting Wright Express.
          Restrictions on intercompany borrowings and transactions
          The FRA restricts the extent to which the Company may borrow or otherwise obtain credit from, sell assets to or engage in certain other transactions with FSC. In general, these restrictions require that any such extensions of credit by FSC to the parent company must be fully secured. There is no limit on such transactions to the extent they are secured by a cash deposit or pledged United States government securities. It is also possible to pledge designated amounts of other specified kinds of collateral if the aggregate of such transactions are limited to 10 percent of FSC’s capital stock and surplus with respect to any single affiliate and to 20 percent of FSC’s capital stock and surplus with respect to all affiliates.
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
Segments and Geographic Information
          For an analysis of financial information about our segments as well as our geographic areas, see Item 8 — Note 21 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
          Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
          The Company’s Internet site and the information contained therein are not incorporated into this Form 10-K.
Certifications
          Our Chief Executive Officer and Chief Financial Officer have provided the certification required by Rule 13a-14(a) under the Exchange Act of 1934, as amended, copies of which are filed as exhibits to this Form 10-K. In addition, an annual Chief Executive Officer certification was submitted by our Chief Executive Officer to the New York Stock Exchange on June 8, 2008, in accordance with the New York Stock Exchange’s listing requirements.

ITEM 1A. RISK FACTORS
          The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.
Risks Relating to Our Company
The majority of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our payment processing revenues.
          In 2008, approximately 69 percent of our total revenues were attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. For example, we estimate that during 2008, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately a $9.0 million decline in 2008 revenue. We have benefited from historically high fuel prices during 2006, 2007 and part of 2008. Declines in the price of fuel could have a material adverse effect on our total revenues.
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
In an increasing interest rate environment, interest expense on the variable rate portion of our borrowings on our credit facility would increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $170.6 million of indebtedness outstanding at December 31, 2008, under our credit agreement, of which $65.6 million bears interest at rates that vary with changes in overall market interest rates. Rising interest rates would result in reduced net income.
          The certificates of deposit that our industrial bank subsidiary uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed to finance payments primarily to oil companies. In a rising interest rate environment, FSC would not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates would result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2008, FSC had outstanding $507.4 million in certificates of deposit maturing within one year and $24.6 million in certificates of deposit maturing within one to five years.

Our exposure to counterparty credit risk could create an adverse affect on our financial condition.
          We engage in a number of transactions where counterparty credit risk becomes a relevant factor. Specifically, we have fuel price derivatives and interest rate swaps whose values at any point in time are dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Financial institutions, primarily banks, have historically been our most significant counterparties. The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and we are exposed to these counterparty risks.
Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.
          We face and may continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a unique spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more difficult for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we use our pricing strategies to encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
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
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 19 percent of our total revenues in 2008. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
          Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected.
A decline in general economic conditions affects our revenue and adversely impacts our business.
          As widely reported, financial markets and economic conditions have deteriorated in the latter half of 2008. Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers, which are largely comprised of commercial fleets and corporate charge card and single use account users, to require less of our services as a result of declines in their businesses. These declines could result from, among other things, reduced fleet traffic, corporate purchasing, travel and other economic activities from which we derive revenue. These challenging economic conditions also may impair the ability of our customers or partners to pay for services they have purchased and, as a result, our reserve for credit losses and write-offs of accounts receivable could increase. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries.

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
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis. These funds are used to support our payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by the Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Furthermore, Wright Express could not be a MasterCard issuer. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the state of Utah or the federal government, may significantly affect or restrict the manner in which the Company conducts business in the future.

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
If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevcnt fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.
          Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.
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
          Historical transactions involving Avis Budget Group, Inc. (formerly Cendant Corporation), our former corporate parent, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Avis Budget Group, Inc., as well as government regulatory organizations. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis Budget Group, Inc., or its successor or its current or former affiliates, could adversely affect our financial statements.
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

As we engage in acquisitions, we will incur costs and may never realize the anticipated benefits of the acquisitions.
          We have acquired and may attempt to acquire businesses, technologies, services, products or license in technologies that we believe are a strategic fit with our business. We have limited experience in identifying acquisition targets, successfully completing proposed acquisitions and integrating any acquired businesses, technologies, services or products into our current infrastructure. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we will incur a variety of costs in connection with acquisitions and may never realize their anticipated benefits.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
          None.
ITEM 2.  PROPERTIES
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 86,000 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Salt Lake City, Utah to support our bank operations and a second call center location. We lease 4,000 square feet in Louisville, Kentucky to support TelaPoint. We lease 10,000 square feet of space in Salem, Oregon to support Pacific Pride, a wholly owned subsidiary of Wright Express. We lease 5,800 square feet of space in Auckland, NZ to support Wright Express New Zealand. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 — Note 18 of our consolidated financial statements.
ITEM 3.  LEGAL PROCEEDINGS
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2008. From time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the three months ended December 31, 2008.

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
Market Information
          The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2007
First quarter	$32.33	$25.00
Second quarter	$35.79	$29.82
Third quarter	$39.37	$32.43
Fourth quarter	$41.12	$33.80

2008
First quarter	$35.38	$24.98
Second quarter	$34.75	$24.78
Third quarter	$32.46	$22.14
Fourth quarter	$30.96	$8.21

          As of February 19, 2009, the closing price of our common stock was $13.70 per share, there were 38,256,773 shares of our common stock outstanding and there were 6 holders of record of our common stock.
Dividends
          The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.
          The Company has certain restrictions on the dividends it may pay. If the Company’s leverage ratio is higher than 1.75, the Company may pay no more than $10 million per annum for restricted payments, including dividends.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended December 31, 2008:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
	Shares Purchased	Paid per Share	or Programs (a)	Programs (a)

October 1 — October 31, 2008	—	$—	—	$80,897,847
November 1 — November 30, 2008	515,400	$14.82	515,400	$73,258,131
December 1 — December 31, 2008	—	$—	—	$73,258,131

Total	515,400	$14.82	515,400

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

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

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005(a)	2004

Income statement information
Total revenues	$393,582	$336,128	$291,247	$241,333	$189,100
Total operating expenses	$232,150	$184,036	$156,144	$134,716	$104,940
Financing interest expense	$11,859	$12,677	$14,447	$12,966	$—
Net realized and unrealized gains (losses) on fuel price derivatives	$55,206	$(53,610)	$(4,180)	$(65,778)	$—
Net income	$127,640	$51,577	$74,609	$18,653	$51,219
Basic earnings per share(b)	$3.28	$1.29	$1.85	$0.46	$1.27
Weighted average basic shares of common stock outstanding(b)	38,885	40,042	40,373	40,194	40,185

Balance sheet information, at end of period
Total assets	$1,611,855	$1,785,076	$1,551,015	$1,448,295	$950,503
Liabilities and stockholders’ or member’s equity:
All liabilities except preferred stock	$1,307,193	$1,570,817	$1,357,888	$1,335,682	$528,439
Preferred stock	10,000	10,000	10,000	10,000	—
Total stockholders’ or member’s equity	294,662	204,259	183,127	102,613	422,064

Total liabilities and stockholders’ or member’s equity	$1,611,855	$1,785,076	$1,551,015	$1,448,295	$950,503

(a)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to previous year’s results.

(b)	Results for 2004 may also not be indicative as to how the Company would perform on a stand-alone basis as it was a wholly-owned subsidiary of Avis Budget Group, Inc. (formally Cendant Corporation). Basic earnings per share and weighted average basic shares of common stock outstanding are determined on a pro-forma basis for the year ended December 31, 2004, as the Company was not a publicly-traded, stand-alone entity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2008 Highlights and Year in Review
          During 2008, we focused on customer retention, growing our customer base and minimizing cost increases. In addition, we added product offerings which we could cross-sell to our existing customers. We also increased our portfolio by entering into strategic partnerships. Our results for the year ended December 31, 2008, were impacted by the following significant events, agreements, acquisitions and accomplishments:
•	The United States economy was in a recession during 2008. Poor economic growth, low consumer sentiment and the adverse developments in the credit markets challenged the United States economy and credit markets. These challenges had a direct impact on our business as we experienced both a slower growth in volume than anticipated and an increase in credit losses.

•	We acquired certain assets of Pacific Pride Services, Inc., a franchisor whose franchise network encompasses more than 340 independent fuel franchisees that issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than 2,300 Pacific Pride and strategic partner locations in the United States and Canada. The Pacific Pride network of franchisee fueling sites processes approximately 27 million fleet card transactions annually and generates approximately 70 percent of its revenue from transaction fees. In addition, the distributors in Pacific Pride’s franchise network represent a cross-selling opportunity for our TelaPoint business, which we acquired in 2007. With products from both TelaPoint and Pacific Pride, we can provide fuel distributors with a comprehensive solution that spans everything from management of fuel inventory at their bulk and retail sites to payment processing and purchasing controls for their fleet customers.

•	We acquired certain assets of Financial Automation Limited, a New Zealand-based provider of fuel card processing software solutions. Financial Automation Limited is an innovator in technology that meets the international fleet card needs of oil companies. We expect the acquisition of Financial Automation Limited to accelerate our time-to-market as a provider of fleet card solutions in new geographic markets worldwide.

•	We amended our unsecured revolving credit facility during the second quarter of 2008. The amendment increased our credit line from $350 million to $450 million. We may, in the future, use amounts available under the credit agreement for working capital purposes, refinancing of indebtedness and other general corporate purposes. The credit facility also gives us the flexibility to make further acquisitions or allow us to continue to repurchase shares.

•	During the fourth quarter, we began processing transactions for fleets in the Federal government’s General Services Administration (“GSA”). We are a partner with Citi under its master contract for the GSA’s SmartPay 2 program. As a result we added 278,000 federal fleet vehicles that have begun using our fuel purchase, vehicle maintenance and accident management services. We believe the real impact of this fleet will be demonstrated in the first quarter of 2009.

•	Credit losses, when we combine both the Fleet and MasterCard segments more than doubled from 2007, totaling approximately $45 million for 2008. In the latter half of 2008, we experienced a very difficult collection environment. Some of our customers experienced liquidity issues and cash flow shortages. In addition, we saw an increase in the number of our customers filing for bankruptcy. These factors along with record fuel prices in the third quarter contributed to the sharp increase in credit losses in the later part of the year.

•	Total MasterCard purchase volume grew to $2.4 billion for the year ended December 31, 2008, an increase of 30 percent over last year. Growth was primarily driven by purchase volume on our single use account service which helps companies manage operational spending.

•	Fuel prices averaged $3.47 per gallon during 2008. Fuel prices averaged $2.84 per gallon during 2007. We experienced extreme volatility in our average fuel prices from an all time high of $4.34 per gallon in July to a low of $1.86 per gallon in December. As of December 31, 2008, the price of fuel was below the floor of all of our fuel price derivatives and resulted in an unrealized gain of $91 million for the year.

Outlook for the Future
          Looking forward, we anticipate the following:
•	We expect challenging economic conditions to continue during 2009. While we have over $700 million in accounts receivable at December 31, 2008, the credit we extend is not revolving. Most of our receivables are due in full within 30 days or less. Our business focus is primarily on the processing of payments which limits our exposure to the current credit environment as compared to businesses which have revolving credit arrangements. We are assuming a continued deterioration in the economy and further declines in fuel purchasing volume. Although we plan to continue to sign new customers and maintain low attrition rates, we expect both of these factors to be offset by a decline in transaction volume within our existing customer base of approximately 10 to 15 percent.

•	Our provision for credit losses is one of the most volatile expenses in our business. We tightly manage credit lines and monitor customer payments. In 2008 the expense nearly doubled over the prior year, partially due to the increase in average fuel prices. We are forecasting credit loss in our fleet segment to be between 45 to 55 basis points of payment processing transaction expenditures for 2009. However, the following table illustrates the potential effect a 10 basis point deviation from our estimates would have on our expected provision for credit losses for 2009:

	-10 Basis	+10 Basis
(in millions)	Points	Points

Provision for credit losses	$(8.0)	$8.0

•	We plan to actively market our products to owners of 10 to 20 gas stations as another means for growth. Our acquisition of Pacific Pride will help facilitate our penetration of the distributor channel by leveraging Pacific Pride’s local market presence and brand recognition, as well as its products for commercial vehicle fleets.
•	We expect to continue to diversify our sources of revenue. We anticipate actively marketing our telematics product offering and the products offered by TelaPoint. We will continue to actively seek out opportunities to partner with or acquire other businesses which will accelerate growth and increase stockholder value.
•	We intend to market fuel card processing software solutions to give us a presence that we can leverage in select geographic markets around the world. We seek to develop long term relationships with large oil companies currently operating in the international arena, in order to increase the overall portfolio value through an outsourced payment processing and information management solution.

Results of Operations
YEAR ENDED DECEMBER 31, 2008, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007
FLEET SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet segment:

			Increase
(in thousands)	2008	2007	(decrease)

Service Revenues
Payment processing revenue	$272,501	$236,629	15%
Transaction processing revenue	19,339	14,452	34%
Account servicing revenue	30,573	26,697	15%
Finance fees	30,716	26,509	16%
Other	9,902	9,053	9%

Total service revenues	363,031	313,340	16%

Product Revenues
Hardware and equipment sales	3,579	278	1187%

Total revenues	366,610	313,618	17%

Total operating expenses	211,550	167,229	27%

Operating income	155,060	146,389	6%

Financing interest expense	(11,859)	(12,677)	(6)%
Loss on extinguishment of debt	—	(1,572)	(100)%
Net realized and unrealized gains (losses) on fuel price derivatives	55,206	(53,610)	(203)%
(Increase) decrease in amount due to Avis under tax receivable agreement	(9,014)	78,904	(111)%

Income before taxes	189,393	157,434	20%
Income taxes	65,908	109,510	(40)%

Net income	$123,485	$47,924	158%

			Increase
(in thousands, except per transaction and per gallon data)	2008	2007	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	216,193	210,714	3%
Average expenditure per payment processing transaction	$69.80	$57.94	20%
Average price per gallon of fuel	$3.47	$2.84	22%

Transaction processing revenue:
Transaction processing transactions	60,831	38,804	57%

Account servicing revenue:
Average number of vehicles serviced	4,492	4,390	2%

          Payment processing revenue increased $35.9 million for 2008, as compared to 2007. This increase is primarily due to a 22 percent increase in the average price per gallon of fuel as well as a 3 percent increase in the number of payment processing transactions. Unprecedented changes in the price of fuel during the course of the year, specifically during the second and third quarters when average fuel prices were as high as more than four dollars per gallon, drove most of the increased payment processing revenue. These historically high fuel prices influenced the behavior of both our customers and our merchants. In some instances as the year progressed, we renegotiated agreements which offered higher rebates to certain customers. In other instances we renegotiated agreements with our merchants to change our pricing with them to include both a fixed fee component and a percentage fee component. The new pricing reduces the impact fuel price volatility has on our payment processing revenues.
          During 2008, our transaction processing transactions increased by 22.0 million over the prior year. The increase in revenue, as well as the increase in transaction processing transactions, is due primarily to the acquisition of Pacific Pride during the first quarter of 2008.

          The increase in account servicing revenue was primarily due to a full year of revenue from our TelaPoint subsidiary compared to five months in 2007 and a full year from our WEXSmartTM telematics program compared to seven months in 2007.
          Finance fees increased $4.2 million for 2008. The increase in finance fees was primarily due to higher average daily account receivable balances subject to late fees. These higher balances can primarily be attributed to elevated fuel prices. Offsetting the impact of higher average account receivable balances subject to late fees were changes in our portfolio. We found that customers who were consistently late with their payments, and made up a core of our finance fee base, stopped paying altogether. We terminated our relationship with these customers and charged them off as a credit loss. As this customer base declined, our provision for credit loss increased and our finance fees decreased.
          As a result of our Pacific Pride acquisition in the first quarter of 2008 and the growth of our WEXSmartTM telematics program, we have revenues from the sale of hardware and equipment. These sales have been reflected separately in the operating results.
          The following table compares selected expense line items within our Fleet segment:

			Increase
(in thousands)	2008	2007	(decrease)

Expense
Salary and other personnel	$63,899	$62,145	3%
Service fees	$10,669	$6,807	57%
Provision for credit loss	$42,971	$19,770	117%
Depreciation and amortization	$19,483	$14,299	36%
Operating interest expense	$32,148	$31,490	2%

•	Salary and other personnel expenses increased $1.8 million over last year. These expenses were approximately $3.6 million higher due to a full year of expense from our TelaPoint subsidiary compared to five months in 2007 and the addition of Pacific Pride and Wright Express International during 2008. Offsetting this increase was a reduction in our cash bonus of $2.5 million.

•	Service fees increased $3.9 million for 2008. Professional service fees for legal and accounting work were approximately $3.0 million higher year over year as we incurred costs associated with an acquisition that did not materialize, investigated additional market opportunities and filed franchise disclosure documents on behalf of our Pacific Pride subsidiary.

•	Provision for credit losses increased $23.2 million over last year. We measure our credit loss performance by calculating credit losses as a percentage of total expenditures on payment processing transactions (“Total Expenditures”). This metric for credit losses was 28.5 basis points of Total Expenditures for 2008 compared to 16.3 basis points of Total Expenditures for 2007. This increase was predominantly due to higher charge-offs as a result of the weakening United States economy. This translated to additional credit loss expense of approximately $16 million. The remaining change in our credit loss expense year over year is primarily related to higher accounts receivable balances associated with higher fuel prices.

•	Depreciation and amortization expenses increased $5.2 million. The amortization associated with the intangible assets acquired with the August 2007 purchase of TelaPoint, the February 2008 purchase of Pacific Pride and the August 2008 purchase of Financial Automation Limited resulted in an increase of $3.8 million. The remaining increase is primarily due to higher depreciation expense as a result of additional expenditures for internally-developed software.

•	Operating interest expense relates to our deposits and borrowed federal funds, as well as discounts we offer for electronic payments. This interest expense increased $0.7 million compared to 2007. We finance the receivables arising from our payment processing transactions with our operating debt (deposits and borrowed federal funds). The average balance of our receivables, and therefore, our operating debt, was higher than prior year due to the exceptionally high fuel prices during 2008. Our average debt balance for 2008 totaled $664.6 million as compared to our average debt balance of $544.7 million for 2007. This resulted in approximately $6.4 million of additional operating interest. This increase in our operating interest expense due to higher average debt balances was more than offset by a decrease in weighted average interest rates to 4.3 percent in 2008 from 5.3 percent in 2007. The decrease in interest rates reduced operating interest expense year over year by approximately $6.7 million. The remaining change in operating interest expense is a result of an additional $1.1 million of electronic payment discounts year over year. This increase in discounts is also related to the higher average customer receivable balances.
          In the fourth quarter of 2008, we incurred a $1.5 million impairment charge related to partially completed internal-use software. This non-cash charge was related to product development for the construction vertical. The impairment charge has been included in occupancy and equipment expense.

          Financing interest expense, which represents interest on our term loan and our revolving credit facility, is related primarily to the corporate credit facility and secondarily to the preferred stock, which under United States accounting principles is classified as debt that we issued as part of our initial public offering. Interest expense for 2008 decreased $0.6 million from 2007, primarily due to lower interest rates.
          We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price sensitive derivative instruments affect our net income. We recognized unrealized gains of $90.9 million in 2008 compared to unrealized losses of $37.1 million in 2007. We recognized realized losses of $35.7 million in 2008 and $16.5 million in 2007.
          Our effective tax rate was 34.8 percent for 2008 and 69.6 percent for 2007. Our effective tax rate can fluctuate in the future due to changes in the mix of earnings between legal entities. Our tax rate also fluctuates due to the impacts that those rate mix changes have on the net deferred tax assets. The adjustments to those net deferred tax assets for rate changes can cause volatility in our effective tax rates. The 2008 provision for income taxes reflects a net benefit of approximately $8.9 million as a result of rate change impacts on the deferred tax asset balance. These rate changes also increased the associated liability to Avis, resulting in a $9.0 million charge to non-operating expense in the current year. Realized and unrealized gains and losses on our fuel price derivatives impact the amount of taxable income by state jurisdiction. As the price of fuel changes and impacts our fuel price derivatives, our effective tax rate fluctuates due to changes in the mix of earnings between our legal entities resulting in higher or lower effective tax rates.
          The unusual 2007 rate was attributable to the State of Maine’s enactment of a law which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine which lowered our blended state income tax rate which then decreased our deferred tax assets. This resulted in a charge to the provision for income taxes in the second quarter of 2007 of approximately $80.9 million. The lower projected overall tax rate in 2007, in turn, did decrease the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement decreased by approximately $78.9 million during the second quarter of 2007.
MASTERCARD SEGMENT
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

			Increase
(in thousands)	2008	2007	(decrease)

Service Revenues
Payment processing revenue	$24,940	$20,864	20%
Account servicing revenue	58	70	(17)%
Finance fees	327	376	(13)%
Other	1,647	1,200	37%

Total revenues	26,972	22,510	20%

Total operating expenses	20,600	16,807	23%

Operating income	6,372	5,703	12%
Income taxes	2,217	2,050	8%

Net income	$4,155	$3,653	14%

			Increase
(in thousands)	2008	2007	(decrease)

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$2,404,646	$1,844,506	30%

          Payment processing revenue increased approximately $4.1 million over 2007, primarily due to additional business driven by new customers on our single use account service which continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by over $560 million in 2008 compared to 2007.
          Operating expenses increased by $3.8 million during 2008 primarily due to the following:
•	Service fees increased by $1.5 million as compared to 2007 due to higher purchase volumes.

•	An increase in the credit loss reserve of $1.3 million. We measure our credit loss performance by calculating credit losses as a percentage of total card purchases. This metric for credit losses was 8.5 basis points of total MasterCard purchase volume for 2008 compared to 4.0 basis points for 2007.

YEAR ENDED DECEMBER 31, 2007, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006
FLEET SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet segment:

			Increase
(in thousands)	2007	2006	(decrease)

Revenues
Payment processing revenue	$236,629	$198,674	19%
Transaction processing revenue	14,452	17,528	(18)%
Account servicing revenue	26,697	23,918	12%
Finance fees	26,509	21,997	21%
Other	9,331	9,784	(5)%

Total revenues	313,618	271,901	15%

Total operating expenses	167,229	142,198	18%

Operating income	146,389	129,703	13%

Financing interest expense	(12,677)	(14,447)	(12)%
Loss on extinguishment of debt	(1,572)	—	—
Net realized and unrealized losses on fuel price derivatives	(53,610)	(4,180)	1,183%
Decrease in amount due to Avis under tax receivable agreement	78,904	—	—

Income before taxes	157,434	111,076	42%
Income taxes	109,510	39,923	174%

Net income	$47,924	$71,153	(33)%

			Increase
(in thousands, except per transaction and per gallon data)	2007	2006	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	210,714	181,332	16%
Average expenditure per payment processing transaction	$57.94	$53.29	9%
Average price per gallon of fuel	$2.84	$2.63	8%

Transaction processing revenue:
Transaction processing transactions	38,804	58,827	(34)%

Account servicing revenue:
Average number of vehicles serviced	4,390	4,318	2%

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

          The following table reflects comparative expense line items within our Fleet segment:

			Increase
(in thousands)	2007	2006	(decrease)

Expense
Salary and other personnel	$62,145	$57,506	8%
Service fees	$6,807	$8,000	(15)%
Provision for credit loss	$19,770	$14,848	33%
Depreciation and amortization	$14,299	$10,796	32%
Operating interest expense	$31,490	$21,667	45%

•	During 2007 we added approximately $4.2 million in expense primarily in the sales, finance and information technology areas to support growth in our existing business and to facilitate new product offerings. These additional expenses include medical and dental insurance as well as our sales related expenses such as travel. During 2007 we incurred an additional $1 million in stock-based compensation expense over the prior year. This is partially offset by lower employee incentive expense of $0.6 million. The acquisition of TelaPoint also contributed to the increase in salary and other personnel expense by approximately $0.5 million.

•	Credit losses were $19.8 million in 2007 as compared to $14.8 million in 2006. Credit losses were 16.3 basis points of Total Expenditures for 2007 compared to 15.2 basis points of Total Expenditures for 2006. The change in our credit loss expense year over year is primarily related to higher fuel prices and the conversion of the ExxonMobil portfolio to a payment processing program. These increases resulted in approximately $2.2 million of additional expense as compared to 2006. The ExxonMobil portfolio consists primarily of small fleets, which have historically experienced higher loss rates than our other portfolios.

•	Service fees decreased $1.2 million for 2007. These decreases were primarily lower board of director and professional service fees of $1.4 million as compared to last year. During 2006 we incurred higher expenses during our exploration of possible acquisition targets.

•	Operating interest expense, which relates to interest on our deposits and borrowed federal funds, increased $9.8 million compared to 2006, as we incurred interest expense to finance our receivables arising from our payment processing transactions. The increase in our interest expense results, in part, from an increase in weighted average interest rates to 5.3 percent in 2007 from 4.9 percent in 2006. In addition, our increased interest expense can be attributable to an increase in our average debt balance. Our average debt balance for 2007 totaled $544.7 million as compared to our average debt balance of $381.7 million for 2006. The average debt balance increased due to (i) higher average fuel prices and (ii) an increase in the number of transactions processed.
          Financing interest expense for 2007 decreased $1.8 million from 2006. The primary reason for this decline is the average interest rate decreased to 6.9 percent for 2007 as compared to 7.1 percent for 2006, due to lower interest rates on the new credit agreement. The average debt balance decreased to $180.2 million in 2007 compared to $201.6 million in 2006. The outstanding balance on our corporate credit facility at December 31, 2007 was $199.4 million as compared to a balance of $149.8 million on December 31, 2006. In August 2007 we borrowed approximately $40 million to acquire TelaPoint.
          We recognized unrealized losses of $37.1 million in 2007 compared to unrealized gains of $32.2 million in 2006 on our fuel price sensitive derivative instruments. We recognized realized losses of $16.5 million in 2007 and $36.4 million in 2006.
          Our effective tax rate was 69.6 percent for 2007 and 36.0 percent for 2006. On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a change to our apportionment factors and has resulted in a significant decrease in our blended state income tax rate. The lower state income tax rate was applied to the cumulative temporary differences existing between the carrying amounts for financial reporting purposes and the amounts used for income tax purposes. The effect of this lower state income tax rate on the temporary differences decreased our deferred tax assets which resulted in a charge to the provision for income taxes in the second quarter of 2007 of approximately $80.9 million.

          The lower overall tax rate decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement has decreased. This decrease resulted in non-operating income of approximately $78.9 million during the second quarter of 2007.
MASTERCARD SEGMENT
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

          Payment processing revenue increased approximately $4.9 million over 2006, primarily due to additional business driven by new customers on our single use account service which continues to drive growth in our MasterCard segment. Our MasterCard purchase volume grew by nearly $544 million in 2007 compared to 2006.
          Other revenue decreased $1.7 million from 2006 primarily due to the sale of our shares of MasterCard Class B stock during 2006 for a pre-tax gain of approximately $2.3 million. All of these proceeds were included in other revenues for 2006.
          Operating expenses increased by $2.9 million during 2007 due to the following:
•	An increase in service fees of $1.7 million as compared to 2006 due to higher purchase volumes.

•	An increase in depreciation and amortization and technology leasing and support of $1.1 million due to additions to our infrastructure as we grow our customer base.

•	An increase in operating interest of $0.8 million due to a 42 percent increase in MasterCard purchase volume.

•	Offsetting these increases was a decrease in the credit loss reserve of $1.0 million. Credit losses were 4.0 basis points of total MasterCard purchase volume for 2007 compared to 13.8 basis points for 2006. Our 2006 reserve includes a specific amount for one customer.

Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits, borrowed federal funds and purchased fleet card receivables. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During 2008, we generated approximately $272.1 million in management operating cash as compared to approximately $53.2 million in 2007. The significant increase in management operating cash is largely due to an approximately $670 million drop in our accounts receivable balances in the fourth quarter of 2008. This large decrease was mainly due to rapidly declining fuel prices. As a result, we ended 2008 with a significant cash balance as maturing certificates of deposit did not keep pace with the declining accounts receivable balances brought on by the steep decrease in fuel prices. We expect our excess cash to diminish as approximately $230 million of certificates of deposit are scheduled to mature during the first quarter of 2009.
•	During 2008, we borrowed approximately $41 million from our credit facility for the acquisition of Pacific Pride and Financial Automation Limited. During the fourth quarter of 2008, we used our excess cash to pay down approximately $30 million on our credit facility to a balance of $170.6 million at the end of the year.

•	We used $39 million during 2008 to acquire our own common stock.

•	During 2008, we had approximately $16 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality. We expect total capital expenditures for 2009 to be approximately $14 to $17 million. Our capital spending is financed primarily through internally generated funds.
     Management Operating Cash
          We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, we consider deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by (used for) operating activities as presented on the consolidated statement of cash flows in accordance with GAAP. The table below reconciles net cash provided by (used for) operating activities to management operating cash:

	Year ended December 31,
(in thousands)	2008	2007	2006

Net cash provided by (used for) operating activities	$339,179	$(92,089)	$60,449
Purchases of fleet card receivables	—	(1,922)	(86,784)
Net (decrease) increase in deposits	(58,943)	204,390	56,448
Net (decrease) increase in borrowed federal funds	(8,175)	(57,221)	26,369

Management operating cash	$272,061	$53,158	$56,482

          In order to reconcile from management operating cash to the classifications of cash flow activities presented on our consolidated statement of cash flows, we have adjusted our cash flows from investing activities for purchases of fleet card receivables, and our cash flows from financing activities for the changes in deposits and borrowed federal funds.

          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and three years and with fixed interest rates ranging from 2.85 percent to 5.45 percent as of December 31, 2008. The interest rates on these certificates of deposit have lowered over the past few months. As of December 31, 2008, we had approximately $532.0 million of certificates of deposit outstanding at a weighted average rate of 3.85 percent. FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2008, certificates of deposit were in denominations of $250,000 or less, corresponding to the increase in the FDIC insurance limits to $250,000 as authorized by the Emergency Economic Stabilization Act of 2008. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence. We believe that our certificates of deposit are paying competitive yields and that there continues to be consumer demand for these instruments.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts. We had $8.1 million of these deposits on hand at December 31, 2008.
          FSC also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our outstanding federal funds lines of credit were decreased to zero during 2008 as we had no immediate need for cash. We do, however, have approximately $155 million in lines of credit on a federal funds rate basis as of December 31, 2008.
     Short-term Liquidity
          Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments on maturing certificates of deposit, interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. FSC is responsible for substantially all payments to major oil companies and payments on maturing certificates of deposit. FSC can fund our short-term cash requirements through the issuance of certificates of deposit and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. This restriction on dividends had no impact on our cash needs.

          Our credit facility provides a $450 million revolving line-of-credit. Borrowings on the revolving line-of-credit bear interest equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on our consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on our consolidated leverage ratio. The revolving line-of-credit facility expires in May 2012. Our revolving credit facility had an available balance of approximately $279 million at December 31, 2008.
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement requires us to maintain a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.

          In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions at December 31, 2008.
          Our fuel price derivatives are currently in a gain position due to the extraordinary decline in oil prices during the fourth quarter of 2008. As a result, we have an asset related to these derivatives of approximately $49 million. The bottom end of the collar that we have locked in for 2009 is $0.24 higher then the bottom end we locked in for 2008. Based on a forecasted average fuel price of $1.97 per gallon for 2009, we expect to receive significant cash gains from our fuel price derivative instruments in 2009.
          We have entered into three interest rate swap arrangements that effectively convert $105 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 5.1 percent. These arrangements expire in 2009.
          Management believes that we can adequately fund our cash needs during the next 12 months.
     Long-term Liquidity
          Our long-term cash requirements consist primarily of amounts due to Avis as part of our tax receivable agreement. As a consequence of our separation from Avis, we increased the tax bases of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us to reduce the amount of future tax payments to the extent that we generate sufficient taxable income. We are contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. We expect to fund these payments with the cash savings realized as a result of the Tax Basis Increase. Therefore, our current and expected operating cash flows attributable to the Tax Basis Increase are not expected to have a significant impact on us.
          We currently have authorization from our Board to purchase up to $150 million of our common stock. Through December 31, 2008, we have used $76.7 million of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our credit facility. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
     Off-balance Sheet Arrangements
          We have the following off-balance sheet arrangements as of December 31, 2008:
•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•	Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $3.9 billion of commitments to extend credit at December 31, 2008, as part of established lending product agreements. These amounts may increase during 2009 as we extend credit to customers, subject to our appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can increase or decrease our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit and borrowed federal funds.

•	Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments based on the unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2008, we had no unsecured credit nor had we posted a letter of credit for collateral as these instruments were in an unrealized gain position. We have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

     Contractual Obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2008, for the periods specified:

					2013 and
(in thousands)	2009	2010	2011	2012	Thereafter	Total

Operating leases:
Facilities	$2,411	$1,805	$1,749	$1,751	$9,660	$17,376
Equipment, including vehicles	1,510	939	758	346	1	3,554
Capitalized software licensing agreement	2,903	—	—	—	—	2,903
Preferred stock (a)	337	337	337	337	10,723	12,071
Revolving line-of-credit (b)	—	—	—	170,600	—	170,600
Tax receivable agreement	22,507	21,194	21,631	22,596	221,438	309,366
Deposits	507,370	24,646	—	—	8,130	540,146
Interest rate swap arrangements (c)	2,742	—	—	—	—	2,742
Purchase obligations:
Accounts payable	249,067	—	—	—	—	249,067
Technology services	1,432	1,434	550	—	—	3,416

Total	$790,279	$50,355	$25,025	$195,630	$249,952	$1,311,241

(a)	Assumes December 31, 2008, rate of 3.37% and redemption on February 22, 2015. See Item 8 — Note 13, Preferred Stock.

(b)	Our revolving line-of-credit is set to expire in May of 2012. Amounts in table exclude interest payments. See Item 8 — Note 11, Financing Debt.

(c)	Payments on interest rate swap arrangements have been estimated using the December 31, 2008 LIBOR rates. Any change to this rate will impact future payments.

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

Reserves for these losses are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (i.e. current, 30 days, 60 days, 90 days) over historical periods and average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due or declaration of bankruptcy. Also, the reserve reflects management’s judgment regarding overall reserve adequacy. Management considers whether to adjust the reserve that is calculated by the analytic model based on other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs for the subsequent reporting periods, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraud activity in the portfolio, as well as leading economic and market indicators.

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable.

As of December 31, 2008, we have estimated a reserve for credit losses which is 2.6 percent of the total gross accounts receivable balance. An increase to this reserve by 0.5 percent to 3.1 percent would increase the provision for credit losses for the year by $3.6 million. Conversely, a decrease to this reserve by 0.5 percent to 2.1 percent would decrease the provision for credit losses for the year by $3.6 million.

Deferred Tax Asset Valuation

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Future realization of the tax benefit of existing deductible temporary differences is contingent upon the ability of the Company to generate sufficient future taxable income within the carry back and carry forward periods available under tax law. We have established a valuation allowance of $158,000 against certain of our state net operating losses. A valuation allowance has been established for those state net operating losses that the Company believes it is more likely than not that they will not be utilized within the carry forward period. No other valuation allowances have been established at this time as management believes that it is more likely than not that the Company will realize the benefits of the other deferred tax assets.

The Company regularly reviews its deferred tax assets for recoverability. Management’s determination of whether an allowance is required is based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies.

If the Company is unable to generate sufficient future taxable income, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, the Company may be required to establish additional valuation allowances against its deferred tax assets.

At December 31, 2008, the Company had approximately $372 million of gross deferred tax assets. These deferred tax assets consisted primarily of temporary differences related to tax deductible goodwill. The Company also had gross deferred tax liabilities of approximately $132 million primarily consisting of temporary non-tax deductible goodwill with an indefinite reversal period.

A determination that no deferred tax assets would be realized at December 31, 2008, would require the establishment of additional valuation allowances determined without regard to existing deferred tax liabilities with indefinite reversal periods. This would increase the provision for income taxes by approximately $340 million. However, under the terms of the tax receivable agreement with Avis, to the extent that the Company was unable to utilize the tax benefits created as a consequence of the Company’s separation from Avis, the Company would realize a gain of approximately $309 million. Therefore, a valuation allowance against 100% of our deferred tax assets coupled with a like judgment concerning the likelihood of the payment of amounts owing to Avis, would decrease net income by approximately $31 million.

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

Certain of these intangible assets, such as software and customer relationships, are amortized to expense over time. The amortization period for these assets is based on management’s estimate of the useful life of the acquired intangible asset.

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

As of December 31, 2008, the Company had an aggregate of approximately $80 million on its balance sheet related to goodwill and intangible assets of acquired entities. Within this total, approximately $2 million of non-goodwill assets were classified as indefinite-lived, comprised principally of trademarks and trade names. While we currently believe that the fair value of all of our intangibles exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in significant impairment losses and/or amortization expense.

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

As of December 31, 2008, the Company had established that the net fair value of the derivatives was an asset of approximately $47 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives.

Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

     Changes to Accounting Policies
          We adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. This change resulted in no impact to January 1, 2008, retained earnings.

          In conjunction with the adoption of SFAS No. 157, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. We have not elected the fair value option for any financial instruments or other items as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008, retained earnings.
Recent Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009, the first day of our annual reporting period beginning after December 15, 2008.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under this Statement, entities are required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Our derivative disclosures already incorporate many of the provisions outlined in SFAS No. 161. Accordingly, we do not expect that the adoption of this pronouncement in 2009 will have a significant impact on our financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
          At December 31, 2008, we had borrowings of $170.6 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 57.5 basis points. During 2007 we entered into two interest rate swap contracts that end in July 2009, and one interest rate swap contract that ends in August 2009 that fix the interest rate on $105 million of the variable rate revolving credit facility.
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2009 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in Item 7 in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected financing interest expense on variable rate portion of debt (one-month LIBOR equal to 1.04625%)	$523

Increases to LIBOR of:
2.00%	$1,000
5.00%	$2,500
10.00%	$5,000

(a)	Changes to financing interest expense presented in this table are based on interest payments on the revolving credit facility that bear interest based on one-month LIBOR, no repayment terms and the rate presented.

Commodity Price Risk
          As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the third quarter of 2010. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.
          The following table presents information about the Options:

			December 31,
			2008		2007
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate		Aggregate
	of Underlying	of Underlying	Notional		Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value	(gallons)	Fair Value

Fuel price derivative instruments — unleaded fuel
Options settling January 2010 — September 2010	$2.860	$2.920	5,219	$7,000	—	$—
Options settling October 2009 — June 2010	$2.430	$2.490	7,860	7,938	—	—
Options settling July 2009 — March 2010	$2.443	$2.503	7,688	8,463	—	—
Options settling April 2009 — December 2009	$2.040	$2.100	7,822	5,687	7,822	(2,050)
Options settling January 2009 — September 2009	$1.970	$2.030	7,674	5,512	7,674	(2,904)
Options settling October 2008 — June 2009	$1.850	$1.910	4,831	3,097	6,695	(3,226)
Options settling July 2008 — March 2009	$1.733	$1.793	2,581	1,637	9,670	(5,966)
Options settling April 2008 — December 2008	$1.754	$1.814	—	—	6,386	(4,250)
Options settling January 2008 — September 2008	$1.980	$2.040	—	—	7,738	(3,968)
Options settling January 2008 — June 2008	$1.950	$2.010	—	—	5,341	(2,988)
Options settling January 2008 — March 2008	$1.705	$1.777	—	—	3,100	(2,239)

Total fuel price derivative instruments — unleaded fuel			43,675	39,334	54,426	(27,591)

Fuel price derivative instruments — diesel
Options settling January 2010 — September 2010	$4.040	$4.100	2,345	2,561	—	—
Options settling October 2009 — June 2010	$3.515	$3.575	3,531	2,311	—	—
Options settling July 2009 — March 2010	$3.500	$3.560	3,454	2,391	—	—
Options settling April 2009 — December 2009	$2.975	$3.035	3,514	987	3,514	(1,090)
Options settling January 2009 — September 2009	$2.870	$2.930	3,448	863	3,448	(1,507)
Options settling October 2008 — June 2009	$2.865	$2.925	2,170	611	3,008	(1,495)
Options settling July 2008 — March 2009	$2.753	$2.813	1,160	236	4,345	(2,747)
Options settling April 2008 — December 2008	$2.690	$2.750	—	—	2,869	(2,031)
Options settling January 2008 — September 2008	$2.800	$2.860	—	—	3,477	(2,100)
Options settling January 2008 — June 2008	$2.730	$2.790	—	—	2,399	(1,687)
Options settling January 2008 — March 2008	$2.490	$2.550	—	—	1,393	(1,350)

Total fuel price derivative instruments — diesel			19,622	9,960	24,453	(14,007)

Total fuel price derivative instruments			63,297	$49,294	78,879	$(41,598)

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/  DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2009

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$183,117	$43,019
Accounts receivable (less reserve for credit losses of $18,435 in 2008 and $9,466 in 2007)	702,225	1,070,273
Income taxes receivable	7,903	3,320
Available-for-sale securities	12,533	9,494
Fuel price derivatives, at fair value	49,294	—
Property, equipment and capitalized software, net	44,864	45,537
Deferred income taxes, net	239,957	283,092
Goodwill	315,230	294,365
Other intangible assets, net	39,922	20,932
Other assets	16,810	15,044

Total assets	$1,611,855	$1,785,076

Liabilities and Stockholders’ Equity
Accounts payable	$249,067	$363,189
Accrued expenses	34,931	35,310
Deposits	540,146	599,089
Borrowed federal funds	—	8,175
Revolving line-of-credit facilities	170,600	199,400
Fuel price derivatives, at fair value	—	41,598
Other liabilities	3,083	4,544
Amounts due to Avis under tax receivable agreement	309,366	319,512
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,317,193	1,580,817

Commitments and contingencies (Note 18)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 40,966 in 2008 and 40,798 in 2007 shares issued; 38,244 in 2008 and 39,625 in 2007 shares outstanding	410	408
Additional paid-in capital	100,359	98,174
Retained earnings	272,479	144,839
Other comprehensive (loss) income, net of tax:
Net unrealized loss on available-for-sale securities	(53)	(49)
Net unrealized loss on interest rate swaps	(1,736)	(1,417)
Net foreign currency translation adjustment	(55)	15

Accumulated other comprehensive loss	(1,844)	(1,451)

Less treasury stock at cost, 2,722 shares in 2008 and 1,173 shares in 2007	(76,742)	(37,711)

Total stockholders’ equity	294,662	204,259

Total liabilities and stockholders’ equity	$1,611,855	$1,785,076

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006

Service Revenues
Payment processing revenue	$297,441	$257,493	$214,641
Transaction processing revenue	19,339	14,452	17,528
Account servicing revenue	30,631	26,767	23,999
Finance fees	31,043	26,885	22,351
Other	11,549	10,253	12,728

Total service revenues	390,003	335,850	291,247

Product Revenues
Hardware and equipment sales	3,579	278	—

Total revenues	393,582	336,128	291,247

Expenses
Salary and other personnel	66,969	65,014	60,016
Service fees	20,361	14,987	14,525
Provision for credit losses	45,021	20,569	16,695
Technology leasing and support	8,510	8,738	7,823
Occupancy and equipment	9,159	6,091	6,157
Advertising	5,283	4,711	3,018
Marketing	3,215	1,879	1,204
Postage and shipping	3,248	3,433	3,496
Communications	2,527	2,163	1,998
Depreciation and amortization	20,123	15,018	10,988
Operating interest expense	34,993	34,086	23,415
Cost of hardware and equipment sold	3,155	224	—
Other	9,586	7,123	6,809

Total operating expenses	232,150	184,036	156,144

Operating income	161,432	152,092	135,103

Financing interest expense	(11,859)	(12,677)	(14,447)
Loss on extinguishment of debt	—	(1,572)	—
Net realized and unrealized gains (losses) on fuel price derivatives	55,206	(53,610)	(4,180)
(Increase) decrease in amount due to Avis under tax receivable agreement	(9,014)	78,904	—

Income before income taxes	195,765	163,137	116,476

Income taxes	68,125	111,560	41,867

Net income	$127,640	$51,577	$74,609

Earnings per share:
Basic	$3.28	$1.29	$1.85
Diluted	$3.22	$1.27	$1.81

Weighted average common shares outstanding:
Basic	38,885	40,042	40,373
Diluted	39,787	40,751	41,553

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year ended December 31,
	2008	2007	2006

Number of common shares issued
Balance, beginning of period	40,798	40,430	40,210
Stock issued to employees exercising stock options	30	250	163
Stock issued to employees for vesting of restricted stock units	138	118	57

Balance, end of period	40,966	40,798	40,430

Common stock
Balance, beginning of period	$408	$404	$402
Stock issued to employees exercising stock options	—	3	1
Stock issued to employees for vesting of restricted stock units	2	1	1

Balance, end of period	410	408	404

Additional paid-in capital
Balance, beginning of period	98,174	89,325	82,894
Net adjustment resulting from tax impact of the initial public offering	(1,379)	—	(381)
Stock issued to employees exercising stock options	415	3,456	2,228
Tax benefit from employees’ stock option and restricted stock plans	113	3,023	1,047
Stock-based compensation	3,036	2,370	3,537

Balance, end of period	100,359	98,174	89,325

Retained earnings
Balance, beginning of period	144,839	93,262	18,653
Net income	127,640	51,577	74,609

Balance, end of period	272,479	144,839	93,262

Accumulated other comprehensive (loss) income
Balance, beginning of period	(1,451)	136	664
Changes in available-for-sale securities, net of tax effect of $(3) in 2008, $27 in 2007 and $(12) in 2006	(4)	49	(14)
Changes in interest rate swaps, net of tax effect of $(208) in 2008, $(960) in 2007 and $(208) in 2006	(319)	(1,651)	(514)
Foreign currency translation	(70)	15	—

Net other comprehensive (loss) income adjustments	(393)	(1,587)	(528)

Balance, end of period	(1,844)	(1,451)	136

Treasury stock
Balance, beginning of period	(37,711)	—	—
Purchase of shares of treasury stock; 1,549 shares in 2008 and 1,173 shares in 2007	(39,031)	(37,711)	—

Balance, end of period	(76,742)	(37,711)	—

Total stockholders’ equity	$294,662	$204,259	$183,127

Comprehensive income
Net income	$127,640	$51,577	$74,609
Net other comprehensive (loss) income adjustments	(393)	(1,587)	(528)

Total comprehensive income	$127,247	$49,990	$74,081

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007	2006

Cash flows from operating activities
Net income	$127,640	$51,577	$74,609
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized (gain) loss on derivative instruments	(90,892)	37,074	(32,186)
Stock-based compensation	5,216	4,508	4,272
Depreciation and amortization	20,588	15,719	12,081
Loss on extinguishment of debt	—	1,572	—
Gain on sale of investment	—	—	(2,188)
Deferred taxes	41,967	95,117	34,409
Provision for credit losses	45,021	20,569	16,695
Loss on disposal and impairment of property and equipment	108	—	59
Loss on impairment of internal-use software under development	1,538	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	362,444	(286,236)	(79,944)
Other assets	(328)	(2,163)	(4,214)
Accounts payable	(156,463)	66,048	42,721
Accrued expenses	(1,105)	6,756	3,868
Income taxes	(4,934)	(4,147)	4,113
Other liabilities	(1,475)	364	839
Amounts due to Avis under tax receivable agreement	(10,146)	(98,847)	(14,685)

Net cash provided by (used for) operating activities	339,179	(92,089)	60,449

Cash flows from investing activities
Purchases of property and equipment	(16,111)	(16,624)	(12,474)
Proceeds from sale of investment	—	—	2,188
Purchases of available-for-sale securities	(4,301)	(2,518)	(2,154)
Maturities of available-for-sale securities	1,255	1,123	14,982
Purchases of fleet card receivables	—	(1,922)	(86,784)
Purchase of trade name	(44)	—	—
Acquisitions, net of cash acquired	(41,613)	(40,806)	—

Net cash used for investing activities	(60,814)	(60,747)	(84,242)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	113	3,023	1,047
Payments in lieu of issuing shares of common stock	(2,225)	(2,188)	(734)
Proceeds from stock option exercises	415	3,459	2,229
Net (decrease) increase in deposits	(58,943)	204,390	56,448
Net (decrease) increase in borrowed federal funds	(8,175)	(57,221)	26,369
Net (repayments) borrowings on 2007 revolving line-of-credit facility	(28,800)	199,400	—
Loan origination fees paid for 2007 revolving line-of-credit facility	(1,556)	(998)	—
Net repayments on 2005 revolving line-of-credit facility	—	(20,000)	(33,000)
Repayments on term loan	—	(131,000)	(38,500)
Repayments of acquired debt	—	(374)	—
Purchase of shares of treasury stock	(39,031)	(37,711)	—

Net cash (used for) provided by financing activities	(138,202)	160,780	13,859

Effect of exchange rates on cash and cash equivalents	(65)	15	—

Net change in cash and cash equivalents	140,098	7,959	(9,934)
Cash and cash equivalents, beginning of period	43,019	35,060	44,994

Cash and cash equivalents, end of period	$183,117	$43,019	$35,060

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.     Summary of Significant Accounting Policies
     Business Description
          Wright Express is a leading provider of payment processing and information management services to the United States commercial and government vehicle fleet industry. The Company provides these services to customers throughout the United States and Canada.
     Basis of Presentation
          The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2008, 2007 and 2006 include the accounts of Wright Express and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
          For the year ended December 31, 2008, hardware and equipment sales, marketing expense and cost of hardware and equipment sold exceeded the Company’s threshold for individual disclosure and were shown separately on the consolidated statements of income. In prior periods, hardware and equipment sales had been included in other revenues, and marketing expense and cost of hardware and equipment sold had been included in other expenses. Prior period statements have been conformed to the 2008 presentation.
     Use of Estimates and Assumptions
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
     Available-for-sale Securities
          The Company records certain of its investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in other revenues. The cost basis of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other revenues.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Derivatives
          The Company uses derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the consolidated balance sheet in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.
          The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133. Gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized currently in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value.
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
     Property and Equipment
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

     Capitalized Software
          The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are for the development of internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized costs include interest costs incurred while developing internal-use computer software. Amounts capitalized for software were $14,962 in 2008, $16,737 in 2007 and $11,460 in 2006. Amortization for software totaled $13,650 in 2008, $11,452 in 2007 and $8,036 in 2006.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Goodwill and Other Intangible Assets
          In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable by the cash flows generated from the use of the asset.
          Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill is assigned to reporting units, which are one level below the Company’s operating segments. Goodwill is assigned to the reporting unit which benefits from the synergies arising from each business combination. The Company performs its impairment tests of goodwill at its reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company’s cost of capital rate or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation and amortization expense on the consolidated statement of income. The Company’s annual goodwill impairment test, performed as of October 1, did not identify any impairment in any of the years presented.
          The Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors management considers when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, which is the period of time that the asset is expected to contribute directly or indirectly to future cash flows. An evaluation of the remaining useful lives of the definite-lived intangible assets is performed periodically to determine if any change is warranted.
     Impairment of Long-lived Assets
          Long-lived assets are tested for impairment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized $1,646 of impairment expense on its long-lived assets during the year ended December 31, 2008. No impairment expense was recognized during the year ended December 31, 2007, and $59 was recognized during the year ended December 31, 2006. These amounts were recorded in occupancy and equipment in the consolidated statements of income.
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
     Revenue Recognition
          The majority of the Company’s revenues are comprised of transaction-based fees, which typically are calculated based on measures such as percentage of dollar volume processed, number of transactions processed, or some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, which specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the services have been provided to the client, the sales price is fixed or determinable and collectibility is reasonably assured.
          A description of the major components of revenue is as follows:
           Payment Processing Revenue.    Revenue consists of transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or, on a combination of both measures. The fee is deducted from the Company’s payment to the major oil company, fuel retailer or vehicle maintenance provider and recorded as revenue at the time the transaction is captured.
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
           Finance Fees.    The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision to estimate uncollectible amounts, at the time the fees are assessed. The reserve for uncollectible finance fee income totaled $1,117 at December 31, 2008, and $987 at December 31, 2007. This reserve is in addition to our reserve for credit losses.
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
           Hardware and Equipment Sales.     The Company sells telematics devices as part of its WEXSmartTM telematics program. In addition, the Company sells assorted equipment to its Pacific Pride franchisees. The Company recognizes revenue from these sales when the customer has accepted delivery of the product and collectibility of the sales amount is reasonably assured.

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
     Stock-Based Compensation
          The Company sponsors restricted stock award plans and stock option plans. The Company accounts for these plans as prescribed by SFAS No. 123(R), Share Based Payment. The Company recognizes compensation expense related to employee stock awards over their vesting periods based upon the fair value of the award on the date of grant.
     Advertising Costs
          Advertising and marketing costs are expensed in the period the advertising occurs.
     Income Taxes
          The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which are not believed to more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States in accordance with Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas.
          On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize a material liability for unrecognized tax benefits in conjunction with its FIN 48 implementation. However, as the Company accrues for such liabilities when they arise, the Company will recognize interest and penalties associated with uncertain tax positions as part of its income tax provision.

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
          Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2008	2007	2006

Income available for common stockholders – Basic	$127,640	$51,577	$74,609
Convertible, redeemable preferred stock	474	—	674

Income available for common stockholders – Diluted	$128,114	$51,577	$75,283

          Weighted average common shares outstanding used to calculate earnings per share is as follows:

	Year ended December 31,
	2008	2007	2006

Weighted average common shares outstanding – Basic	38,885	40,042	40,373
Unvested restricted stock units	419	605	549
Stock options	39	104	187
Convertible, redeemable preferred stock	444	—	444

Weighted average common shares outstanding – Diluted	39,787	40,751	41,553

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	—	444	—

     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars as prescribed by SFAS No. 52, Foreign Currency Translation. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income. Realized and unrealized gains and losses on foreign currency transactions are recorded directly to the statement of income.
     Accumulated Other Comprehensive Income (Loss)
          Accumulated other comprehensive income (loss) includes unrealized losses on available-for-sale securities, the changes in fair values of derivative instruments designated as hedges of future cash flows related to interest rate variability and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable.

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
          In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. SFAS No. 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After initial adoption, the election is made at the acquisition of a financial asset, financial liability or a firm commitment and it may not be revoked. The Company has not elected the fair value option for any financial instruments or other items at fair value as permitted by SFAS No. 159. The adoption of this Statement therefore had no impact to January 1, 2008, retained earnings.
     New Accounting Pronouncements
          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. It requires acquisition-related costs and restructuring costs that the acquirer expects but is not obligated to incur to be recognized separately from the acquisition. SFAS No. 141(R) modifies the criteria for the recognition of contingencies as of the acquisition date. It also provides guidance on subsequent accounting for acquired contingencies. SFAS No. 141(R) is effective for business acquisitions for which the acquisition date is on or after January 1, 2009, the first day of the Company’s annual reporting period beginning after December 15, 2008.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under this Statement, entities are required to disclose how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s derivative disclosures already incorporate many of the provisions outlined in SFAS No. 161. Accordingly, the Company does not expect that the adoption of this pronouncement in 2009 will have a significant impact on its financial position, results of operations and cash flows.
2.  Supplemental Cash Flow Information

	Year ended December 31,
	2008	2007	2006

Interest paid	$47,120	$43,947	$35,049
Income taxes paid	$31,000	$17,642	$3,033

     Significant Non-cash Transactions
          There were no significant non-cash transactions during 2008.
          During 2007, the Company entered into a software licensing agreement that has been capitalized. The agreement requires monthly payments over three years in return for the right to use certain software applications in perpetuity. The net present value of the monthly payments was $2,872 at the time the agreement was entered into.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          During 2006, the Company received updated tax information relative to the change in tax bases of the Company’s assets and liabilities precipitated by the Company’s initial public offering from Avis. This resulted in the Company adjusting both amounts due to Avis, by approximately $8,767, and the Company’s deferred tax asset, by approximately $10,314; such adjustments were offset in additional paid-in-capital. Additionally, the Company adjusted for changes in expected tax rates on its deferred tax liability related to the change in tax bases of the Company’s assets and liabilities precipitated by the Company’s initial public offering. This adjustment of $1,928 was recorded as a reduction of additional paid-in-capital.
3.  Business Acquisitions
          Acquisition of TelaPoint, Inc. In August 2007, the Company acquired the stock of TelaPoint, Inc. (“TelaPoint”) for approximately $40,000 cash. The Company purchased TelaPoint in order to take advantage of its browser-based supply chain software solutions for bulk petroleum distributors and retailers.
          The following is a reconciliation of the cost of TelaPoint with the net assets acquired and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$40,806
Less:
Net liabilities assumed	(649)
Software	9,000
Customer relationships	10,000
Trademarks	600

Recorded goodwill	$21,855

          Acquisition of Pacific Pride Services, Inc. In February 2008, the Company acquired certain assets and assumed certain liabilities of Pacific Pride Services, Inc. and established Pacific Pride Services, LLC (“Pacific Pride”) for approximately $32,000 cash. Pacific Pride’s franchise network encompasses more than three-hundred forty independent fuel franchisees who issue their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than two thousand Pacific Pride and strategic partner locations in the United States and Canada. The Company has allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for the Pacific Pride acquisition have not been finalized.
          The following is a reconciliation of the cost of the net assets acquired from Pacific Pride Services, Inc. and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$31,540
Less:
Accounts receivable	39,396
Accounts payable	(42,341)
Other tangible assets, net	148
Software (a)	300
Non-compete agreement (b)	100
Customer relationships (c)	13,400
Trademarks and trade names (d)	1,400

Recorded goodwill	$19,137

(a)	Weighted average life — 2.0 years.

(b)	Weighted average life — 1.0 year.

(c)	Weighted average life — 4.9 years.

(d)	Indefinite-lived intangible asset.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The weighted average life of the combined definite-lived intangible assets is 4.8 years.
          Acquisition of Financial Automation Limited. In August 2008, the Company acquired certain assets of Financial Automation Limited for approximately $9,250 cash and established Wright Express New Zealand (“Wright Express New Zealand”) to operate the business of Financial Automation Limited.
          Financial Automation Limited provides fuel card processing software solutions to oil companies in geographic markets outside the United States. The Company has allocated the purchase price of the acquisition based upon the fair values of the assets acquired. In connection with the fair valuing of the assets acquired, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for this acquisition have not been finalized.
          The following is a reconciliation of the cost of the assets acquired from Financial Automation Limited and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$10,073
Less:
Tangible assets, net	96
Software (a)	7,000
Customer relationship (b)	1,500
Trade name (c)	100

Recorded goodwill	$1,377

(a)	Weighted average life – 4.4 years.

(b)	Weighted average life – 4.5 years.

(c)	Weighted average life – 1.6 years.
          The weighted average life of the combined definite-lived intangible assets is 4.4 years.
          The operations for each of these acquisitions are reported within the results of the Company’s fleet segment from the acquisition date.
          Significant goodwill amounts are present in both the TelaPoint and Pacific Pride acquisitions based on the Company’s belief that the business models and practices followed by these entities were sufficiently distinct to warrant the payment of a purchase price premium.
          No pro forma information has been included in these financial statements as the results of operations of TelaPoint, Pacific Pride and Financial Automation Limited for the years ended December 31, 2008 and 2007, are immaterial to the Company’s revenues, net income or earnings per share.
4.  Reserves for Credit Losses
          The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2008	2007	2006

Balance, beginning of period	$9,466	$9,749	$4,627
Provision for credit losses	45,021	20,569	16,695
Acquired loss reserve	—	—	608
Charge-offs	(42,625)	(25,282)	(15,630)
Recoveries of amounts previously charged-off	6,573	4,430	3,449

Balance, end of period	$18,435	$9,466	$9,749

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
5.  Investments
     Available-for-sale Securities
          The Company’s available-for-sale securities as of December 31 are presented below:

		Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2008
Mortgage-backed securities	$4,232	$38	$33	$4,237
Asset-backed securities	3,956	—	82	3,874
Municipal bonds	390	2	—	392
Equity securities (a)	4,038	3	11	4,030

Total available-for-sale securities	$12,616	$43	$126	$12,533

2007
Mortgage-backed securities	$5,298	$7	$84	$5,221
Municipal bonds	400	3	—	403
Equity securities (a)	3,872	5	7	3,870

Total available-for-sale securities	$9,570	$15	$91	$9,494

(a)	These securities exclude $1,401 in equity securities designated as trading as of December 31, 2008, and $2,019 as of December 31, 2007, included in other assets on the consolidated balance sheets. See Note 16 for additional information about the securities designated as trading.
          The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2008, are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company had maturities of $1,255 of available-for-sale securities for the year ended December 31, 2008, $1,123 of available-for-sale securities for the year ended December 31, 2007, and $14,982 of available-for-sale securities for the year ended December 31, 2006.
          The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2008		2007
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	—	—	—	—
Due after 5 years through year 10	2,878	2,834	400	403
Due after 10 years	1,468	1,432	—	—
Mortgage backed securities with original maturities of 30 years	4,232	4,237	5,298	5,221
Equity securities with no maturity dates	4,038	4,030	3,872	3,870

Total	$12,616	$12,533	$9,570	$9,494

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
6.  Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net consist of the following:

	December 31,
	2008	2007

Furniture, fixtures and equipment	$13,131	$11,909
Computer software	81,666	68,481
Software under development	6,467	7,225
Leasehold improvements	1,414	1,306

Total	102,678	88,921
Less accumulated depreciation and amortization	(57,814)	(43,384)

Total property, equipment and capitalized software, net	$44,864	$45,537

          In the fourth quarter of 2008, the Company incurred a $1,538 impairment charge related to partially completed internal-use software. The impaired asset has been excluded from software under development, and the related impairment charge has been included in occupancy and equipment expense on the consolidated statements of income.
7.  Goodwill and Other Intangible Assets
          The changes in goodwill during the period January 1 to December 31, 2008 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$284,652	$9,713	$294,365
Adjustment to allocation of purchase price for TelaPoint acquisition	351	—	351
Acquisition of Pacific Pride	19,137	—	19,137
Acquisition of FAL	1,377	—	1,377

Goodwill, end of period	$305,517	$9,713	$315,230

          During the period January 1 to December 31, 2008, no goodwill was written off due to impairment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The changes in intangible assets during the period January 1 to December 31, 2008, were as follows:

	Net Carrying			Net Carrying Amount,
	Amount, Beginning			End of
	of Period	Acquisitions	Amortization	Period

Definite-lived intangible assets
Software	$8,755	$7,300	$(970)	$15,085
Non-compete agreement	—	100	(83)	17
Customer relationships	9,156	14,900	(3,789)	20,267
Trade name	—	100	(12)	88
Indefinite-lived intangible assets
Trademarks and trade names	3,021	1,444	—	4,465

Total	$20,932	$23,844	$(4,854)	$39,922

          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $5,070 for 2009; $5,431 for 2010; $4,710 for 2011; $4,075 for 2012; and $3,459 for 2013.
          Other intangible assets consist of the following:

	December 31, 2008			December 31, 2007
				Gross
	Gross Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$16,300	$(1,215)	$15,085	$9,000	$(245)	$8,755
Non-compete agreement	100	(83)	17	—	—	—
Customer relationships	24,900	(4,633)	20,267	10,000	(844)	9,156
Trade name	100	(12)	88	—	—	—

	$41,400	$(5,943)	35,457	$19,000	$(1,089)	17,911

Indefinite-lived intangible assets
Trademarks and trade names			4,465			3,021

Total			$39,922			$20,932

8.    Accounts Payable
          Accounts payable consist of:

	December 31,
	2008	2007

Merchants payable	$239,899	$349,444
Other payables	9,168	13,745

Total accounts payable	$249,067	$363,189

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
9.    Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	December 31,
	2008	2007

Certificates of deposit with maturities within 1 year	$507,370	$496,652
Certificates of deposit with maturities greater than 1 year and less than 5 years	24,646	97,152
Non-interest bearing deposits	8,130	5,285

Total deposits	$540,146	$599,089

Weighted average cost of funds on certificates of deposit outstanding	3.85%	5.16%

          Wright Express Financial Services Corporation (“FSC”) issues certificates of deposit in various maturities ranging between three months and three years and with fixed interest rates ranging from 2.85 percent to 5.45 percent as of December 31, 2008. FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2008, certificates of deposit were in denominations of $250 or less, corresponding to the increase in the FDIC insurance limits to $250 as authorized by the Emergency Economic Stabilization Act of 2008. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence of the holder.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts.
          The Company had federal funds lines-of-credit totaling $155,000 at December 31, 2008, and $160,000 at December 31, 2007. There were no outstanding borrowings against these lines-of-credit at December 31, 2008, and approximately $8,175 at December 31, 2007. The average rate on the outstanding borrowings under lines-of-credit was 4.38 percent at December 31, 2007.
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2008	2007	2006

Average interest rate:
Deposits	4.42%	5.27%	4.85%
Borrowed federal funds	2.44%	5.29%	5.14%

Average debt balance	$664,646	$544,674	$381,673

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
10.    Derivative Instruments
Fuel Price Derivatives
          The Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the third quarter of 2010. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.
          The following table presents information about the Options:

			December 31,
			2008		2007
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate		Aggregate
	of Underlying	of Underlying	Notional		Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value	(gallons)	Fair Value

Fuel price derivative instruments — unleaded fuel
Options settling January 2010 — September 2010	$2.860	$2.920	5,219	$7,000	—	$—
Options settling October 2009 — June 2010	$2.430	$2.490	7,860	7,938	—	—
Options settling July 2009 — March 2010	$2.443	$2.503	7,688	8,463	—	—
Options settling April 2009 — December 2009	$2.040	$2.100	7,822	5,687	7,822	(2,050)
Options settling January 2009 — September 2009	$1.970	$2.030	7,674	5,512	7,674	(2,904)
Options settling October 2008 — June 2009	$1.850	$1.910	4,831	3,097	6,695	(3,226)
Options settling July 2008 — March 2009	$1.733	$1.793	2,581	1,637	9,670	(5,966)
Options settling April 2008 — December 2008	$1.754	$1.814	—	—	6,386	(4,250)
Options settling January 2008 — September 2008	$1.980	$2.040	—	—	7,738	(3,968)
Options settling January 2008 — June 2008	$1.950	$2.010	—	—	5,341	(2,988)
Options settling January 2008 — March 2008	$1.705	$1.777	—	—	3,100	(2,239)

Total fuel price derivative instruments — unleaded fuel			43,675	39,334	54,426	(27,591)

Fuel price derivative instruments — diesel
Options settling January 2010 — September 2010	$4.040	$4.100	2,345	2,561	—	—
Options settling October 2009 — June 2010	$3.515	$3.575	3,531	2,311	—	—
Options settling July 2009 — March 2010	$3.500	$3.560	3,454	2,391	—	—
Options settling April 2009 — December 2009	$2.975	$3.035	3,514	987	3,514	(1,090)
Options settling January 2009 — September 2009	$2.870	$2.930	3,448	863	3,448	(1,507)
Options settling October 2008 — June 2009	$2.865	$2.925	2,170	611	3,008	(1,495)
Options settling July 2008 — March 2009	$2.753	$2.813	1,160	236	4,345	(2,747)
Options settling April 2008 — December 2008	$2.690	$2.750	—	—	2,869	(2,031)
Options settling January 2008 — September 2008	$2.800	$2.860	—	—	3,477	(2,100)
Options settling January 2008 — June 2008	$2.730	$2.790	—	—	2,399	(1,687)
Options settling January 2008 — March 2008	$2.490	$2.550	—	—	1,393	(1,350)

Total fuel price derivative instruments — diesel			19,622	9,960	24,453	(14,007)

Total fuel price derivative instruments			63,297	$49,294	78,879	$(41,598)

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table summarizes the changes in fair value of the Options which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2008	2007	2006

Realized losses	$(35,686)	$(16,536)	$(36,366)
Unrealized gains (losses)	90,892	(37,074)	32,186

Net realized and unrealized gains (losses) on derivative instruments	$55,206	$(53,610)	$(4,180)

Interest Rate Swaps
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
          The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2008			2007
	Weighted- Average	Aggregate		Weighted- Average	Aggregate
	Base Rate	Notional	Fair Value	Base Rate	Notional	Fair Value

July 2007 Swaps	5.20%	$80,000	$(2,048)	5.20%	$80,000	$(1,786)
August 2007 Swap	4.73%	25,000	(694)	4.73%	25,000	(429)

Total		$105,000	$(2,742)		$105,000	$(2,215)

          In April 2005, the Company entered into interest rate swap arrangements (the “2005 Swaps”) with two counterparties. The 2005 Swaps were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s variable rate debt instruments discussed in Note 11. The fair value of the 2005 Swaps was recorded in other assets. The 2005 Swaps expired on April 23, 2007.
          The following table summarizes the changes in the fair value of the Company’s interest rate swap arrangements:

	Year ended December 31,
	2008	2007	2006

Realized (losses) gains (a)	$(2,240)	$414	$1,175

Unrealized losses, net of tax impact of $(208) in 2008, $(960) in 2007 and $(208) in 2006 (b)	$(319)	$(1,651)	$(514)

(a)	Realized gains and losses on the Company’s interest rate swap arrangements have been recorded in financing interest expense on the consolidated statement of income.

(b)	Unrealized gains and losses on the Company’s interest rate swap arrangements, net of the tax impact, have been recorded in accumulated other comprehensive income on the consolidated balance sheet. No ineffectiveness was reclassified into earnings during the years shown in the table.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
11.    Financing Debt
Revolving Credit Facility
          On May 22, 2007, the Company entered into a revolving credit facility (the “2007 Revolver”) with a lending syndicate. The 2007 Revolver initially provided for a five-year $350 million unsecured revolving line-of-credit. In connection with the 2007 Revolver, the Company paid loan origination fees of $998. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis over the term of the 2007 Revolver. On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the 2007 Revolver to increase the aggregate unsecured revolving line-of-credit from $350,000 to $450,000. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis over the remaining term of the 2007 Revolver. All other provisions of the 2007 Revolver remain unchanged.
          Amounts outstanding under the 2007 Revolver bear interest at a rate equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on the Company’s consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on the Company’s consolidated leverage ratio. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10 percent to 0.20 percent of the daily unused portion of the 2007 Revolver. The Company also has a letter of credit associated with the 2007 Revolver. The letter of credit reduces the amount available for borrowings and may collateralize certain of the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. This fee was 0.575 percent at December 31, 2008, and 0.7 percent at December 31, 2007. The balance under the letter of credit was $1 at December 31, 2008. The balance of the letter of credit was $12,000 at December 31, 2007. Any outstanding loans under the 2007 Revolver mature on May 22, 2012, unless extended pursuant to the terms of the 2007 Revolver. As of December 31, 2008, the Company had approximately $279,000 available under this facility.
          Proceeds from the 2007 Revolver were used to refinance the Company’s indebtedness under an existing credit facility which consisted of a revolving line-of-credit facility (the “2005 Revolver”) and a term loan (the “Term Loan”). All balances owed by the Company, which included $20,000 on the 2005 Revolver and $131,000 on the Term Loan have been paid and the Company’s obligations have been satisfied. In 2007, the Company expensed $1,572 of unamortized loan origination fees in conjunction with the termination of the 2005 Revolver and the Term Loan. This charge has been recorded on the consolidated statement of income as loss on extinguishment of debt.
          The following table presents information about the 2007 Revolver:

	December 31,
	2008	2007

Outstanding balance on revolving line-of-credit with interest based on LIBOR	$155,000	$194,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	15,600	5,400

Total outstanding balance on revolving line-of-credit facility	$170,600	$199,400

Weighted average rate based on one-month LIBOR (including impact of interest rate swaps)	3.78%	5.39%
Rate based on the prime rate	3.25%	7.25%

          On February 22, 2005, the Company entered into the 2005 Revolver which provided a total available line-of-credit of $130,000. Borrowings under the 2005 Revolver carried variable interest rates based on LIBOR and the prime rate. As discussed above, the 2005 Revolver was terminated on May 22, 2007.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Term Loan
          Also on February 22, 2005, the Company entered into the Term Loan in which it borrowed $220,000, net of loan origination fees of $2,884. Loan origination fees related to the term loan were amortized using the effective interest rate method. The term loan bore a variable interest rate that was based on LIBOR. The rate in effect was 6.75 percent at December 31, 2006. As discussed above, on May 22, 2007, the Company extinguished the Term Loan with the proceeds of the 2007 Revolver.
     Financing Interest
          The following table presents the components of financing interest expense:

	Year ended December 31,
	2008	2007	2006

2007 Revolver:
Interest expense based on LIBOR	$7,793	$6,584	$—
Interest expense based on the prime rate	261	340	—
Fees	508	162	—
Amortization of loan origination fees	465	144	—

	9,027	7,230	—

2005 Revolver:
Interest expense based on LIBOR	—	746	2,607
Interest expense based on the prime rate	—	199	448
Fees	—	145	435
Amortization of loan origination fees	—	134	341

	—	1,224	3,831

Term Loan:
Interest expense based on LIBOR	—	3,379	10,365
Amortization of loan origination fees	—	423	752

	—	3,802	11,117

Realized losses (gains) on interest rate swaps (Note 10)	2,240	(414)	(1,175)

Dividends on preferred stock (Note 13)	474	700	674

Other	118	135	—

Total financing interest expense	$11,859	$12,677	$14,447

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	4.54%	6.07%	6.01%
Based on prime	5.01%	8.09%	8.45%

Average debt balance at LIBOR	$221,044	$169,671	$196,319
Average debt balance at prime	$5,210	$6,660	$5,300

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
12. Related Parties
          During 2008, 2007 and 2006, the Company utilized legal services in the normal course of business from a law firm where the spouse of one of the Company’s officers is a principal. Amounts paid to this law firm in connection with services provided were approximately $108 during 2008, $74 during 2007 and $48 during 2006.
13. Preferred Stock
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2008 and 2007, with a par value of $0.01 per share and a purchase price per share and liquidation value per share of $100,000. The discussion below highlights the features of the preferred stock. Given these features, the Company has treated the preferred stock as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Accordingly, dividends are recorded as interest expense on the consolidated statements of income.
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
          Dividends. The holder of each share of Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by $100,000 per share of the Series A non-voting convertible, redeemable preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will increase by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible, redeemable preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. At December 31, 2008, the cash dividend rate was 3.37 percent, at December 31, 2007, this rate was 6.44 percent and at December 31, 2006, this rate was 6.87 percent. The Company recorded interest expense of $474 related to these dividends for the year ended December 31, 2008, $700 for the year ended December 31, 2007, and $674 for the year ended December 31, 2006. These dividends have been recorded as financing interest expense on the consolidated statements of income.
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
14. Income Taxes
          Income before income taxes consisted of the following:

	Year ended December 31,
	2008	2007	2006

United States	$196,329	$163,133	$116,476
Foreign	(564)	4	—

	$195,765	$163,137	$116,476

          Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

		State
	United States	and Local	Foreign	Total

2008
Current	$22,896	$3,245	$11	$26,152
Deferred	$47,302	$(5,231)	$(98)	$41,973

2007
Current	$15,076	$1,485	$1	$16,562
Deferred	$13,470	$81,528	$—	$94,998

2006
Current	$8,949	$(2,213)	$—	$6,736
Deferred	$31,738	$3,393	$—	$35,131

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	1.4	0.7
Revaluation of deferred tax assets, net	(2.7)	32.0	—
Dividend exclusion	0.1	0.1	0.2
Other	0.5	(0.1)	0.1

Effective tax rate	34.8%	68.4%	36.0%

          In 2008 and 2007, the Company reassessed the blended tax rates that are projected into the future. In 2008, the net future benefits increased which resulted in an increase to deferred tax assets and a decrease in the provision for income taxes in the amount of $8,881. In the fourth quarter of 2008, the Company established a valuation allowance of $158 against certain of its state net operating losses.
          On June 7, 2007, the State of Maine enacted a law effective for tax years beginning on or after January 1, 2007, which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine. This caused a reduction in the Company’s blended state income tax rate. The effect of this lower state income tax rate on the temporary differences decreased the Company’s deferred tax assets which resulted in a charge to the provision for income taxes for the twelve months ended December 31, 2007, of $80,879.
          The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2008	2007

Deferred assets related to:
Reserve for credit losses	$6,927	$3,513
Stock-based compensation, net	2,880	2,579
State net operating loss carry forwards, net of valuation allowance of $158 in 2008 and none in 2007	883	631
Derivatives	—	11,018
Unrealized losses on interest rate swaps and available-for-sale securities, net	1,035	824
Tax deductible intangibles, primarily goodwill, net	260,367	275,300

	272,092	293,865

Deferred tax liabilities related to:
Other assets	1,454	112
Property, equipment and capitalized software	8,564	10,661
Derivatives	22,117	—

	32,135	10,773

Deferred income taxes, net	$239,957	$283,092

          The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company had approximately $289,920 of state and $385 of foreign net operating loss carry forwards at December 31, 2008, and $224,388 of state net operating loss carry forwards at December 31, 2007. There were no foreign net operating loss carry forwards at December 31, 2007. These expire at various times through 2028. Valuation allowances have been established for those state net operating losses that the Company believes it is more likely than not that they will not be utilized within the carry forward period.
          Deferred income taxes have not been provided for the undistributed (deficit) earnings of the Company’s foreign subsidiaries, which aggregated to approximately $(477) at December 31, 2008, and $3 at December 31, 2007. The Company plans to reinvest any earnings for future expansion in the respective foreign jurisdictions. A portion of the undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.
          The Company has recorded a reduction of $1,379 to deferred income taxes and a comparable decrease in additional paid-in capital in the 2008 financial statements to correct an improperly recorded basis difference at the time of the initial public offering. The Company determined that, due to the immateriality of the correction, revisions to the prior year financial statements are not necessary.
15. Tax Receivable Agreement
          As a consequence of the Company’s separation from Avis, the tax bases of the Company’s tangible and intangible assets increased (the “Tax Basis Increase”). This Tax Basis Increase is expected to reduce the amount of tax that the Company may pay in the future to the extent the Company generates taxable income in sufficient amounts in the future. The Company is contractually obligated, pursuant to its tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to the Company.
          In both 2008 and 2007 there has been reassessment of the blended tax rates that are projected into the future. In 2008, the net future benefits increased, which increased the associated liability to Avis, resulting in a $9,014 charge to non-operating expense for the year ended December 31, 2008.
          In 2007, the tax rate changes in Maine caused projections of future rates to decrease. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement also decreased. This decrease resulted in non-operating income of $78,904 for the year ended December 31, 2007.
16. Employee Benefit Plans
          The Company sponsors a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,860 for the year ended December 31, 2008, $1,652 for the year ended December 31, 2007, and $1,476 for the year ended December 31, 2006.
          The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $1,401 at December 31, 2008, and $2,019 at December 31, 2007. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which required securities to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities with the trust was $1,401 at December 31, 2008, and $2,019 at December 31, 2007. Such amounts are included in other assets on the consolidated balance sheet.

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
          The Company holds mortgage-backed and other asset-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. The Company carries certain of its liabilities at fair value, including its derivative liabilities. In determining the fair value of the Company’s obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; the Company’s own-credit standing; and counterparty credit risk.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,237	$—	$4,237	$—
Asset-backed securities	3,874	—	3,874	—
Municipal bonds	392	—	392	—
Equity securities	4,030	4,030	—	—

Total available-for-sale securities	$12,533	$4,030	$8,503	$—

Executive deferred compensation plan trust (a)	$1,401	$1,401	$—	$—

Fuel price derivatives — diesel	$9,960	$—	$—	$9,960
Fuel price derivatives — unleaded fuel	39,334	—	39,334	—

Total fuel price derivatives	$49,294	$—	$39,334	$9,960

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$2,048	$—	$2,048	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	694	—	694	—

Total interest rate swap arrangements (b)	$2,742	$—	$2,742	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.
          The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Fuel Price
Derivatives –
Diesel

Beginning balance	$(14,037)
Total gains or (losses) — realized/unrealized
Included in earnings (a)	23,997
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$9,960

(a)	Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2008, are reported in net realized and unrealized losses on fuel price derivatives on the consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Available-for-sale securities and executive deferred compensation plan trust
          When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of exchange-traded equity securities.
          For mortgage-backed and asset-backed debt securities and bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2.
     Fuel price derivatives and interest rate swap arrangements
          The majority of derivatives entered into by the Company are executed over the counter and so are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
          The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, the spot price of the underlying instrument, volatility, and correlation. The item is placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and items with longer tenures are generally less observable.
18. Commitments and Contingencies
     Litigation
          In addition, the Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     Extension of Credit to Customers
          The Company had commitments aggregating approximately $3,915,000 at December 31, 2008, and $2,924,000 at December 31, 2007, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of established lending product agreements. Many of these are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at our discretion at any time. These amounts are not recorded on the consolidated balance sheet.
     Operating Leases
          The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. Two of the Company’s office space lease agreements were renewed during 2006 and another agreement was renewed in 2007. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $3,569 for the year ended December 31, 2008, $3,231 for the year ended December 31, 2007, and $3,178 for the year ended December 31, 2006. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company also leases information technology hardware and software under non-cancelable leases that expire at various dates through 2009. Along with these non-cancelable agreements, the Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $2,625 for the year ended December 31, 2008, $2,475 for the year ended December 31, 2007, and $2,422 for the year ended December 31, 2006. These amounts were included in technology leasing and support on the consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2009	$3,921
2010	2,744
2011	2,507
2012	2,097
2013	1,751

Total	$13,020

19. Cash and Dividend Restrictions
     Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2008 or 2007.
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
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2008, 2007, and 2006.
20. Stock-Based Compensation
          The Company’s 2005 Equity and Incentive Plan (the “Plan”), which is stockholder-approved, permits the grant of share options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,200 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2008, the Company had four share-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $5,216 for 2008, $4,508 for 2007, and $4,389 for 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,815 for 2008, $3,081 for 2007, and $1,577 for 2006.
     Restricted Stock Units
          The Company awards restricted stock units (“RSUs”) to non-employee directors and certain employees periodically under the Plan. An RSU is a right granted to receive stock at the end of a specified period. RSU awards generally vest evenly over a period of three or four years. The awards provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock one business day prior to the grant date as reported by the New York Stock Exchange (“NYSE”).

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          A summary of the status of the Company’s RSUs as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Restricted Stock Units
Balance at January 1, 2008	505	$24.86
Granted	66	$32.38
Vested — shares issued	(108)	$23.65
Vested — shares deferred (a)	(23)	$22.29
Forfeited	(22)	$28.09
Withheld for taxes (b)	(60)	$23.09

Balance at December 31, 2008	358	$26.87

(a)	The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company’s common stock at a later date as specified by the award (deferred stock units or “DSUs”).

(b)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.
          As of December 31, 2008, there was $6,138 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of shares vested was $5,117 during 2008, $7,931 during 2007, and $2,132 during 2006.
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
          A summary of the status of the Company’s DSUs as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Deferred Stock Units
Balance at January 1, 2008	100	$22.15
Granted as DSUs	6	$23.36
Converted from RSUs	23	$22.29
Converted to common shares	(30)	$21.77
Withheld for taxes (a)	(19)	$21.66

Balance at December 31, 2008	80	$22.55

(a)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.
          There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and is expensed at that time. The total fair value of shares vested was $242 during 2008, $195 during 2007, and $361 during 2006.

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
          A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2008, and changes during the year then ended is presented below:

			Weighted-
			Average
	Units at	Units at	Grant-Date
	Threshold	Target	Fair Value

Performance Based Restricted Stock Units
Balance at January 1, 2008	51	103
Granted	—	—
Vested	—	—
Forfeited	(6)	(12)

Balance at December 31, 2008	45	91	$35.45

          Management has determined that the performance conditions of this award are not probable of being met as of December 31, 2008. Accordingly, the Company has not recognized any compensation cost related to the PBRSU award above. The range of unrecognized compensation cost related to the award is from $1,825 at threshold, 50 percent below targeted performance, to $3,650 at target, 100 percent of targeted performance, as of December 31, 2008, depending whether certain performance conditions are met. No portion of this award had vested as of December 31, 2008.
          In addition to the PBRSUs discussed above, the Company issued approximately 11 units through two separate awards with a value at targeted performance levels of $228 during 2008. The Company recognized $117 as compensation cost related to these awards in 2008. The range of unrecognized compensation cost related to these awards is from $0 at threshold, 50 percent below targeted performance, to $225 at maximum, 150 percent above targeted performance, as of December 31, 2008, depending whether certain performance conditions are met. No portion of these awards had vested as of December 31, 2008.
     Stock Options
          On February 22, 2005, the Company granted options to purchase the Company’s common stock to certain employees as part of its IPO. Employee stock options granted by the Company had terms ranging from one to seven years, were fully vested, with exercise prices ranging from $5.72 to $14.98.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The activity of the stock option plan related to the Company’s employees consisted of:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Stock Options
Outstanding at January 1, 2008	117	$13.49
Granted	—	$—
Exercised	(30)	$13.71
Forfeited or expired	—	$—

Outstanding and exercisable at December 31, 2008	87	$13.42	2.9	$(72)

          No stock options were awarded by the Company during the years 2008, 2007 and 2006. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $495, $4,974, and $2,435, respectively.
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
          The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of acquired intangible assets and a non-cash asset impairment charge taken in the fourth quarter of 2008 for internal-use software under development. These adjustments are reflected net of the tax impact.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the Company’s reportable segment results for the years ended December 31, 2008, 2007 and 2006:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Year ended December 31, 2008
Fleet	$366,610	$32,148	$19,483	$34,900	$69,993
MasterCard	26,972	2,845	640	2,217	4,155

Total	$393,582	$34,993	$20,123	$37,117	$74,148

Year ended December 31, 2007
Fleet	$313,618	$31,490	$14,299	$123,240	$72,357
MasterCard	22,510	2,596	719	2,050	3,653

Total	$336,128	$34,086	$15,018	$125,290	$76,010

Year ended December 31, 2006
Fleet	$271,901	$21,667	$10,796	$26,558	$52,332
MasterCard	19,346	1,748	192	1,944	3,456

Total	$291,247	$23,415	$10,988	$28,502	$55,788

          The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2008	2007	2006

Adjusted net income	$74,148	$76,010	$55,788
Unrealized gains (losses) on derivative instruments	90,892	(37,074)	32,186
Amortization of acquired intangible assets	(4,854)	(1,089)	—
Asset impairment charge	(1,538)	—	—
Tax impact	(31,008)	13,730	(13,365)

Net income	$127,640	$51,577	$74,609

     Geographic Data

	Year ended December 31,
	2008	2007	2006

Total revenues:
United States	$393,137	$336,123	$291,247
International	445	5	—

Total revenues	$393,582	$336,128	$291,247

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
22. Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2008 and 2007, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2008
Total revenues	$92,946	$111,238	$108,531	$80,867
Operating income	$37,068	$50,948	$54,402	$19,014
Net income (loss)	$14,528	$(24,383)	$72,344	$65,151
Earnings (loss) per share:
Basic	$0.37	$(0.63)	$1.86	$1.69
Diluted	$0.36	$(0.63)	$1.82	$1.66

2007
Total revenues	$71,822	$85,973	$87,652	$90,681
Operating income	$26,903	$42,647	$43,002	$39,540
Net income	$8,337	$16,354	$22,263	$4,623
Earnings per share:
Basic	$0.21	$0.41	$0.56	$0.12
Diluted	$0.20	$0.40	$0.55	$0.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
Management’s Annual Report on Internal Control Over Financial Reporting
          Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2008.
          The effectiveness of our internal control over financial reporting as of December 30, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          See the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
          The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wrightexpress.com: (1) the Code of Business Conduct and Ethics for Directors, (2) the Code of Ethics for Chief Executive and Senior Financial Officers, (3) the Company’s Corporate Governance Guidelines and (4) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, Wright Express, 97 Darling Avenue, South Portland, Maine 04106. The Company intends to post on its website, www.wrightexpress.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the documents referenced in (1) and (2) above.
ITEM 11. EXECUTIVE COMPENSATION
          See the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          See the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          See the information in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          See the section of the Company’s proxy statement for the 2009 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this report:
1. Financial Statements (see Index to Financial Statements on page 38).

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

	4.1
Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1 , 2005, File No. 001-32426).

	10.1
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1 , 2005, File No. 001-32426).

	10.2
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

	10.3
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.4
incremental Amendment Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008, File No. 001-32426).

+	10.5
Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.6
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

+	10.7
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.8
Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.9
Wright Express Corporation Amended and Restated Short Term Incentive Program (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-324426).**

+	10.10	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).**
+	10.11
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.12	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

Exhibit No.		Description
+	10.13
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001 -32426).

+	10.14
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.15	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

+	10.16
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31 , 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

+	10.17
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31 , 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

	10.18
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.19
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.20
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.21
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.22
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.23
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.24
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

	10.27
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.28
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.29
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

Exhibit No.		Description
	10.30
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7 , 2007, File No. 001-32426).

	10.31
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.32
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.33
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.34
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.35
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

	10.36
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

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

*	Filed with this report.

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

+	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
February 26, 2009	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2009	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

February 26, 2009	/s/ Rowland T. Moriarty

Rowland T. Moriarty
Lead Director

February 26, 2009	/s/ Shikhar Ghosh

Shikhar Ghosh
Director

February 26, 2009	/s/ Ronald T. Maheu

Ronald T. Maheu
Director

February 26, 2009	/s/ George L. McTavish

George L. McTavish
Director

February 26, 2009	/s/ Kirk Pond

Kirk Pond
Director

February 26, 2009	/s/ Regina O. Sommer

Regina O. Sommer
Director

February 26, 2009	/s/ Jack A. VanWoerkom

Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

	4.1
Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1 , 2005, File No. 001-32426).

	10.1
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1 , 2005, File No. 001-32426).

	10.2
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

	10.3
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

	10.4
incremental Amendment Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2008, File No. 001-32426).

+	10.5
Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.6
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679).

+	10.7
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.8
Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.9
Wright Express Corporation Amended and Restated Short Term Incentive Program (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-324426).**

+	10.10	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).**
+	10.11
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.12	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

Exhibit No.		Description
+	10.13
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001 -32426).

+	10.14
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

+	10.15	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

+	10.16
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31 , 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

+	10.17
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31 , 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

	10.18
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.19
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.20
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.21
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.22
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

	10.23
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

	10.24
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

	10.27
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.28
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

	10.29
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

Exhibit No.		Description
	10.30
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7 , 2007, File No. 001-32426).

	10.31
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.32
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.33
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.34
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

	10.35
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

	10.36
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

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

*	Filed with this report.

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

+	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.