Form 10-Q
period 2009-03-31
Wright Express CORP
filed 2009-05-07
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                             March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                  to

Commission file number:                                               001-32426

WRIGHT EXPRESS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	01-0526993

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

97 Darling Avenue,
South Portland, Maine	04106

(Address of principal executive offices)	(Zip Code)
(207) 773-8171

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑     No    ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☐     No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐     No    ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009

Common Stock, $0.01 par value per share	38,355,449 shares

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.	- 3 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 13 -

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	- 19 -

Item 4. Controls and Procedures.	- 19 -

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.	- 20 -

Item 1A. Risk Factors.	- 20 -

Item 6. Exhibits.	- 21 -

SIGNATURE	- 22 -
Ex-10.1 Amended and Restated Short Term Incentive Program
EX-10.2 Wright Express Corporation Amended and Restated Long Term Incentive Program.
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers:  fuel price volatility; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators; the uncertainties of litigation;the effects of general economics on fueling patterns and the commercial activity of fleets, as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on February 27, 2009. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)

Assets
Cash and cash equivalents	$22,888	$183,117
Accounts receivable (less reserve for credit losses of $10,002 in 2009 and $18,435 in 2008)	698,600	702,225
Income taxes receivable	2,178	7,903
Available-for-sale securities	12,306	12,533
Fuel price derivatives, at fair value	42,823	49,294
Property, equipment and capitalized software (net of accumulated depreciation of $61,739 in 2009 and $57,814 in 2008)	44,771	44,864
Deferred income taxes, net	238,488	239,957
Goodwill	315,230	315,230
Other intangible assets, net	38,642	39,922
Other assets	18,744	16,810

Total assets	$1,434,670	$1,611,855

Liabilities and Stockholders’ Equity
Accounts payable	$290,719	$249,067
Accrued expenses	28,425	34,931
Deposits	350,855	540,146
Revolving line-of-credit facility	136,600	170,600
Other liabilities	1,355	3,083
Amounts due to Avis under tax receivable agreement	309,936	309,366
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,127,890	1,317,193

Commitments and contingencies (Note 7)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,075 in 2009 and 40,966 in 2008 shares issued; 38,352 in 2009 and 38,244 in 2008 shares outstanding	411	410
Additional paid-in capital	100,766	100,359
Retained earnings	283,456	272,479
Other comprehensive loss, net of tax:
Net unrealized gain (loss) on available-for-sale securities	4	(53)
Net unrealized loss on interest rate swaps	(1,036)	(1,736)
Net foreign currency translation adjustment	(79)	(55)

Accumulated other comprehensive loss	(1,111)	(1,844)

Less treasury stock at cost, 2,722 shares in 2009 and 2008	(76,742)	(76,742)

Total stockholders’ equity	306,780	294,662

Total liabilities and stockholders’ equity	$1,434,670	$1,611,855

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Service Revenues
Payment processing revenue	$44,992	$70,611
Transaction processing revenue	4,298	3,980
Account servicing revenue	8,959	7,422
Finance fees	7,064	7,651
Other	2,799	2,725

Total service revenues	68,112	92,389

Product Revenues
Hardware and equipment sales	1,064	557

Total revenues	69,176	92,946

Expenses
Salary and other personnel	17,853	17,118
Service fees	6,182	4,846
Provision for credit losses	4,235	10,396
Technology leasing and support	2,160	2,172
Occupancy and equipment	2,388	1,852
Depreciation and amortization	5,245	4,491
Operating interest expense	4,816	8,808
Cost of hardware and equipment sold	993	505
Other	5,980	5,690

Total operating expenses	49,852	55,878

Operating income	19,324	37,068

Financing interest expense	(2,020)	(3,101)
Net realized and unrealized gains (losses) on fuel price derivatives	653	(10,574)
Increase in amount due to Avis under tax receivable agreement	(570)	—

Income before income taxes	17,387	23,393

Provision for income taxes	6,410	8,865

Net income	10,977	14,528

Changes in available-for-sale securities, net of tax effect of $32 in 2009 and $28 in 2008	57	52
Changes in interest rate swaps, net of tax effect of $406 in 2009 and $(656) in 2008	700	(1,182)
Foreign currency translation	(24)	(10)

Comprehensive income	$11,710	$13,388

Earnings per share:
Basic	$0.29	$0.37
Diluted	$0.28	$0.36

Weighted average common shares outstanding:
Basic	38,339	39,312
Diluted	39,177	40,275

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income	$10,977	$14,528
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value change of fuel price derivatives	6,471	3,575
Stock-based compensation	1,364	1,408
Depreciation and amortization	5,400	4,550
Deferred taxes	1,031	4,723
Provision for credit losses	4,235	10,396
Loss on disposal of property and equipment	—	58
Impairment of internal-use software	421	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(606)	(151,189)
Other assets	(2,091)	110
Accounts payable	41,649	125,433
Accrued expenses	(5,405)	(6,179)
Income taxes	5,195	3,110
Other liabilities	(1,723)	(968)
Amounts due to Avis under tax receivable agreement	570	—

Net cash provided by operating activities	67,488	9,555

Cash flows from investing activities
Purchases of property and equipment	(4,293)	(4,256)
Reinvestment of dividends on available-for-sale securities	(40)	(42)
Maturities of available-for-sale securities	356	337
Acquisition, net of cash acquired	—	(31,520)

Net cash used for investing activities	(3,977)	(35,481)

Cash flows from financing activities
Repurchase of shares to satisfy tax withholdings	(418)	(1,271)
Proceeds from stock option exercises	—	294
Net decrease in deposits	(189,291)	(65,227)
Net increase in borrowed federal funds	—	88,003
Net change in revolving line-of-credit facility	(34,000)	47,600
Purchase of shares of treasury stock	—	(29,345)

Net cash (used for) provided by financing activities	(223,709)	40,054

Effect of exchange rate changes on cash and cash equivalents	(31)	(10)

Net change in cash and cash equivalents	(160,229)	14,118
Cash and cash equivalents, beginning of period	183,117	43,019

Cash and cash equivalents, end of period	$22,888	$57,137

Supplemental cash flow information
Interest paid	$9,751	$10,111
Income taxes paid	$182	$1,137

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2008. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for any future quarter or the year ending December 31, 2009.
2. Acquisitions
          In February 2008, the Company acquired certain assets and assumed certain liabilities of Pacific Pride Services, Inc. The allocation of purchase price relative to this acquisition was finalized in the first quarter of 2009. No adjustments to the allocation have been made since December 31, 2008.
           The allocation of purchase price relative to this acquisition was finalized in the first quarter of 2009. No adjustments to the allocation have been made since December 31, 2008. In August 2008, the Company acquired certain assets of Financial Automation Limited and established Wright Express New Zealand (“Wright Express New Zealand”) to operate the business of Financial Automation Limited. Financial Automation Limited provides fuel card processing software solutions to oil companies in geographic markets outside the United States. The Company has allocated the purchase price of the acquisition based upon the fair values of the assets acquired. In connection with the fair valuing of the assets acquired, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for this acquisition have not been finalized.
          No pro forma information has been included in these financial statements as the results of operations of Pacific Pride and Financial Automation Limited for the three months ended March 31, 2009 and 2008, are immaterial to the Company’s revenues, net income and earnings per share.
3. Other Intangible Assets
          The changes in other intangible assets during the first three months of 2009 were as follows:

	Net Carrying			Net Carrying
	Amount,			Amount,
	December 31,			March 31,
	2008	Acquisitions	Amortization	2009

Definite-lived intangible assets
Software	$15,085	$—	$(380)	$14,705
Non-compete agreement	17	—	(17)	—
Customer relationships	20,267	—	(875)	19,392
Trade name	88	—	(8)	80

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	4,465

Total	$39,922	$—	$(1,280)	$38,642

          The Company expects amortization expense related to the definite-lived intangible assets above as follows:  $3,790 for April 1, 2009 through December 31, 2009; $5,431 for 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013; and $2,481 for 2014.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Other intangible assets consist of the following:

	March 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$16,300	$(1,595)	$14,705	$16,300	$(1,215)	$15,085
Non-compete agreement	100	(100)	—	100	(83)	17
Customer relationships	24,900	(5,508)	19,392	24,900	(4,633)	20,267
Trade name	100	(20)	80	100	(12)	88

	$41,400	$(7,223)	34,177	$41,400	$(5,943)	35,457

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$38,642			$39,922

4. Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Income available for common stockholders — Basic	$10,977	$14,528
Convertible, redeemable preferred stock dividend	82	154

Income available for common stockholders — Diluted	$11,059	$14,682

Weighted average common shares outstanding — Basic	38,339	39,312
Unvested restricted stock units	383	471
Stock options	11	48
Convertible, redeemable preferred stock	444	444

Weighted average common shares outstanding — Diluted	39,177	40,275

5. Derivative Instruments
          The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company enters into put and call option contracts based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS No. 133, the Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under SFAS No. 133, and therefore, no such hedging designation has been made.
     Cash Flow Hedges
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of March 31, 2009, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling April 2009 – July 2009	5.20%	$80,000
Interest rate swap arrangements settling April 2009 – August 2009	4.73%	25,000

Total		$105,000

     Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2009, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons)

Fuel price derivative instruments – unleaded fuel
Option contracts settling April 2009 – September 2010	36,377

Fuel price derivative instruments – diesel
Option contracts settling April 2009 – September 2010	16,343

Total fuel price derivative instruments	52,720

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$1,636	Accrued expenses	$2,742

Derivatives not designated as hedging instruments under Statement 133
Commodity contracts	Fuel price derivatives, at fair value	42,823	Fuel price derivatives, at fair value	49,294	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—

Total derivatives		$42,823		$49,294		$1,636		$2,742

          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Statement 133 Cash	Three months ended		from Accumulated	Three months ended		and Amount Excluded	Three months ended
Flow Hedging	March 31,		OCI into Income	March 31,		from Effectiveness	March 31,
Relationships	2009	2008	(Effective Portion)	2009	2008	Testing) (b)	2009	2008

Interest rate contracts	$700	$(1,182)	Financing interest expense	$(1,233)	$(304)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
Derivatives Not		Income on Derivative
Designated as	Location of Gain or	Three months ended
Hedging Instruments	(Loss) Recognized in	March 31,
under Statement 133	Income on Derivative	2009	2008

Commodity contracts	Net realized and unrealized gains (losses) on fuel price derivatives	$653	$(10,574)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $406 in 2009 and $(656) in 2008.

(b)	No effectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
6. Fair Value
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
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,014	$—	$4,014	$—
Asset-backed securities	3,791	—	3,791	—
Municipal bonds	387	—	387	—
Equity securities	4,114	4,114	—	—

Total available-for-sale securities	$12,306	$4,114	$8,192	$—

Executive deferred compensation plan trust (a)	$1,285	$1,285	$—	$—

Fuel price derivatives – diesel	$12,112	$—	$—	$12,112
Fuel price derivatives – unleaded fuel	30,711	—	30,711	—

Total fuel price derivatives	$42,823	$—	$30,711	$12,112

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$1,188	$—	$1,188	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	448	—	448	—

Total interest rate swap arrangements (b)	$1,636	$—	$1,636	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009:

Fuel Price
Derivatives –
Diesel

Beginning balance	$9,960
Total gains or (losses) — realized/unrealized
Included in earnings (a)	2,152
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$12,112

The amount of total gains/(losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at March 31, 2009 (a)	$3,048

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2009, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
7. Commitments and Contingencies
     Litigation
          The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
8. Segment Information
          The Company operates in two reportable segments, fleet and MasterCard. The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of fuel price derivatives, the amortization of acquired intangible assets, asset impairment charges to our internally developed software and non-cash adjustments related to the tax receivable agreement. These adjustments are reflected net of the tax impact.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s reportable segment results for the three months ended March 31, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended March 31, 2009
Fleet	$62,539	$4,206	$3,891	$9,659	$15,879
MasterCard	6,637	610	74	218	373

Total	$69,176	$4,816	$3,965	$9,877	$16,252

Three months ended March 31, 2008
Fleet	$86,998	$8,086	$3,416	$10,118	$16,872
MasterCard	5,948	722	205	321	527

Total	$92,946	$8,808	$3,621	$10,439	$17,399

     The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,
	2009	2008

Adjusted net income	$16,252	$17,399
Unrealized losses on fuel price derivatives	(6,471)	(3,575)
Amortization of acquired intangible assets	(1,280)	(870)
Asset impairment charge	(421)	—
Non-cash adjustments related to the tax receivable agreement	(570)	—
Tax impact of the above transactions	3,467	1,574

Net income	$10,977	$14,528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist you in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited financial statements as of December 31, 2008, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2009 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I this report.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
          Below are selected items from the first quarter of 2009:
•	Average number of vehicles serviced increased 6 percent from the first quarter of 2008 to approximately 4.7 million.

•	Total fleet transactions processed declined 2 percent from the first quarter of 2008 to 63.3 million. Payment processing transactions decreased 7 percent to 49.3 million, while transaction processing transactions increased 21 percent to 14.0 million.

•	Average expenditure per payment processing transaction decreased 38 percent to $40.78 from $65.49 for the same period last year. This decrease was driven by lower average retail fuel prices. The average fuel price per gallon during the three months ended March 31, 2009, was $2.00, a 39 percent decrease over the same period last year.

•	Realized gains on our fuel price derivatives were $7.1 million compared to realized losses of $7.0 million for the first quarter of 2008.

•	Credit losses in the fleet segment were $3.4 million for the three months ended March 31, 2009, versus $9.8 million for the three months ended March 31, 2008.

•	Total MasterCard purchase volume grew $123 million to $649 million for the three months ended March 31, 2009, an increase of 23 percent over the same period last year.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $4.8 million during the three months ended March 31, 2009, from $8.8 million during the three months ended March 31, 2008.

Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

(in thousands, except per transaction and per gallon data)	Three months ended
	March 31,		Increase (decrease)
	2009	2008	Amount	Percent

Service Revenues
Payment processing revenue	$38,988	$65,075	$(26,087)	(40)%
Transaction processing revenue	4,298	3,980	318	8%
Account servicing revenue	8,945	7,404	1,541	21%
Finance fees	6,984	7,580	(596)	(8)%
Other	2,260	2,402	(142)	(6)%

Total service revenues	61,475	86,441	(24,966)	(29)%

Product Revenues
Hardware and equipment sales	1,064	557	507	91%

Total revenues	62,539	86,998	(24,459)	(28)%

Total operating expenses	43,806	50,778	(6,972)	(14)%

Operating income	18,733	36,220	(17,487)	(48)%

Financing interest expense	(2,020)	(3,101)	1,081	35%
Net realized and unrealized losses on derivative instruments	653	(10,574)	11,227	106%
Increase in amount due to Avis under tax receivable agreement	(570)	—	(570)	NM

Income before taxes	16,796	22,545	(5,749)	(26)%
Provision for income taxes	6,192	8,544	(2,352)	(28)%

Net income	$10,604	$14,001	$(3,397)	(24)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	49,297	53,225	(3,928)	(7)%
Average expenditure per payment processing transaction	$40.78	$65.49	$(24.71)	(38)%
Average price per gallon of fuel	$2.00	$3.26	$(1.26)	(39)%

Transaction processing revenue:
Transaction processing transactions	13,991	11,577	2,414	21%

Account servicing revenue:
Average number of vehicles serviced (a)	4,718	4,453	265	6%

(a)	Does not include Pacific Pride vehicle information.

NM	Not meaningful
          Payment processing revenue decreased $26.1 million for the three months ended March 31, 2009, compared to the same period last year. The decrease was primarily due to a 39 percent decrease in the average price per gallon of fuel and a 7 percent decrease in payment processing transactions over the first quarter of the prior year. Our net payment processing rate increased 7 basis points from the first quarter of 2008 which offset the decrease to payment processing revenues by $1.3 million. During 2008, we had renegotiated agreements with several of our merchants to change our pricing with them to include a fixed fee component and a percentage fee component. The new payment processing pricing reduces the impact fuel price volatility has on our payment processing revenues. We benefited from this change during the first quarter of 2009, as lower fuel prices drove our net payment processing rate up due to the fixed component of the transaction fees. Rebates, as a percentage of fueling dollars paid to large fleets and leasing companies, were higher during the first quarter of 2009 compared to the same period in the prior year due to renegotiated rates with several of our partners and the addition of the General Services Administration fleets.

          Transaction processing revenue increased $0.3 million for the three months ended March 31, 2009, compared to the same period in 2008. The increase in revenue, as well as the increase in transaction processing transactions, is due to the acquisition of Pacific Pride during February 2008.
          Account servicing revenue increased $1.5 million from the first quarter of 2008. This increase is due both to our WEXSmartTM telematics program and expansion into international markets which was precipitated by our August 2008 acquisition of Financial Automation Limited.
          Our finance fees have decreased $0.6 million for the three months ended March 31, 2009, over the same period in the prior year. The decrease in late fees is related to the decrease in the average price per gallon of fuel, offset by a change in the calculation of late fees implemented at the end of 2008, which increased the late fees charged to delinquent customers to encourage timely payments.
          The following table compares selected expense line items within our Fleet segment for the three months ended March 31:

(in thousands)	2009	2008	Increase (decrease)

Expense
Provision for credit losses	$3,356	$9,827	(66)%
Operating interest expense	$4,206	$8,087	(48)%
Salary and other personnel	$17,183	$16,334	5%
Depreciation and amortization	$5,171	$4,286	21%

          Provision for credit losses was $3.4 million in the three months ended March 31, 2009, compared to $9.8 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 17 basis points of Fuel Expenditures for the three months ended March 31, 2009, compared to 28 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes detail evaluation of the receivable balances to further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. Lower accounts receivable balances in 2009 have resulted in a decrease to credit losses of approximately $4.7 million for the three months ended March 31, 2009, as compared to the same period in the prior year. Higher charge-offs during the three months ended March 31, 2009, increased credit losses by $1.4 million as compared to the same period in the prior year. The remaining difference is due to increased collection activity and improved aging of the accounts receivable.
          Operating interest expense decreased $3.9 million for the three months ended March 31, 2009, compared to the same period in 2008. Approximately $2.1 million of the decrease in operating interest expense is primarily due to our total average operating debt balance, which consists of our deposits and borrowed federal funds, decreasing to $427 million for the first quarter of this year as compared to $592 million for the first quarter of 2008. The remaining decrease is due to lower interest rates. For the first quarter of 2009, the average interest rate on our certificates of deposit and borrowed federal funds was 3.9 percent. For the first quarter of 2008, this average interest rate was 5.0 percent. The interest rates we pay on certificates of deposit have been declining for the past several quarters, and we expect to continue to benefit from low interest rates in 2009. Rates on new certificates of deposit are currently as low as 70 basis points for three month certificates of deposit. These low rates will average into our overall rate as we issue new certificates of deposit.
          Salary and other personnel expenses increased $0.8 million for the three months ended March 31, 2009, as compared to the same period last year. This increase was primarily due to additional expense recognized during the current quarter for our annual incentive program which is based on financial performance.
          Depreciation and amortization expenses increased $0.9 million for the three months ended March 31, 2009, as compared to the same period in 2008. Approximately $0.4 million of the increase is amortization related to our acquisitions, and the remainder is additional depreciation as we place new assets into service.

          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended March 31,
	2009	2008

Fuel price derivatives, at fair value, beginning of period	$49,294	$(41,598)
Net change in fair value	653	(10,574)
Cash (receipts) payments on settlement	(7,124)	6,999

Fuel price derivatives, at fair value, end of period	$42,823	$(45,173)

Collar range:
Floor	$2.58	$2.53
Ceiling	$2.64	$2.60

Average fuel price, beginning of period	$1.97	$3.15
Average fuel price, end of period	$2.01	$3.45

          Fuel prices remained stable during the first quarter of 2009. The fair value of the fuel price derivative instruments held at March 31, 2009, accordingly, remained relatively consistent with their fair values at December 31, 2008. The average fuel price moved closer to the floor of the collar by approximately $0.04 from the beginning of the quarter to the end of the quarter. In comparison, fuel prices were fairly volatile during the first quarter of 2008. The average fuel price and the end of the period moved from $0.55 above the ceiling of the collar at the beginning of the period to $0.85 above the ceiling at March 31, 2008, resulting in a significant change in the fair value of the instruments.
          We did not enter into any additional derivative instruments during the first quarter of 2009. For the full year of 2009, our weighted average floor is $2.79 and our weighted average ceiling is $2.84. Based on the current price of fuel, we expect to receive significant cash gains from our hedging program in 2009.
          We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we intend to purchase derivatives in the future. However, we have reduced some of our exposure to fuel price volatility because of the fixed fee component of our new pricing arrangements.

     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

(in thousands)	Three months ended
	March 31,		Increase (decrease)
	2009	2008	Amount	Percent

Revenues
Payment processing revenue	$6,004	$5,536	$468	8%
Account servicing revenue	14	18	(4)	(22)%
Finance fees	80	71	9	13%
Other	539	323	216	67%

Total revenues	6,637	5,948	689	12%

Total operating expenses	6,046	5,100	946	19%

Operating income	591	848	(257)	(30)%
Provision for income taxes	218	321	(103)	(32)%

Net income	$373	$527	$(154)	(29)%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$649,048	$525,699	$123,349	23%

          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account product. The revenue increase was partially offset by a decrease in the net interchange rate as a result of a new contract we signed with one of our largest customers. The increase in other revenues is primarily due to fees on cross border purchase volume. This increase is largely offset by associated operating expenses.
          Credit loss was $0.3 million higher during the first quarter of 2009 as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009.
Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits and borrowed federal funds. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first quarter of 2009, we used approximately $121.8 million in management operating cash as compared to approximately $32.3 million of management operating cash generated in the first quarter of 2008.
          In addition to the $121.8 million of management operating cash we used during the first quarter of 2009, we also paid down $34 million on our revolving credit facility. The significant decrease in management operating cash is due to the maturities of a significant amount of our certificates of deposit that we had previously issued. The rapid decline in fuel prices during the fourth quarter of 2008 led to decreasing accounts receivable balances with which maturing certificates of deposit could not keep pace.

     Management Operating Cash
          We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, management considers deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by operating activities as presented on the condensed consolidated statement of cash flows in accordance with GAAP.
          The table below reconciles net cash provided by operating activities to change in management operating cash:

	Three months ended
	March 31,
	2009	2008

Net cash provided by operating activities	$67,488	$9,565
Net decrease in deposits	(189,291)	(65,227)
Net increase in borrowed federal funds	—	88,003

Change in management operating cash	$(121,803)	$32,341

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and three years and with fixed interest rates ranging from 0.70 percent to 5.45 percent as of March 31, 2009. Our weighted average interest rates on operating debt will be lower as a significant amount of our higher rate certificates of deposit have matured during the first quarter of 2009. As of March 31, 2009, we had approximately $342 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. There were no amounts outstanding on our federal funds lines of credit as of March 31, 2009.
     Short-term Liquidity
          We continue to have access for short-term borrowings to fund our accounts receivable. Our cash balance dropped approximately $160 million mainly due to over $200 million of certificates of deposit maturing during the first quarter. As a result of the drop in average outstanding operating debt, we expect our operating interest expense will begin to decline in the second quarter of 2009. However, we expect to maintain our current bias towards liquidity for the near term. We issue our certificates of deposit in anticipation of accounts receivable; accordingly, our certificate of deposit activity in 2009 has been less than that experienced in 2008 because of the current price stability of gassline and diesel fuel.
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
     Long-term Liquidity
          We have approximately three years left on our revolving credit facility. We are currently paying a rate of LIBOR plus 58 basis points, which is better than the market rates at March 31, 2009. We had approximately $313 million available to us under this agreement as of March 31, 2009. We paid down $34 million in financing debt during the first quarter and ended the period with a balance outstanding of $136.6 million.
          In 2008 our use of cash was fairly equally distributed between paying down debt, share repurchases, acquisitions and internal reinvestment. We will maintain our policy of considering alliances, mergers or acquisitions that can accelerate our overall growth and/or enhance our strategic position.

     Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Purchase of Treasury Shares
          The following table presents stock repurchase program activity:

(in thousands)	Three months ended March 31,
	2009		2008
	Shares	Cost	Shares	Cost

Treasury stock purchased	—	$—	963.1	$29,344

Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Adopted Accounting Standards
          See Note 1 to the condensed consolidated financial statements of this report for further details of recently adopted accounting standards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2009. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits.

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

*	10.1	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*	10.2	Wright Express Corporation Amended and Restated Long Term Incentive Program.

	10.3	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.4	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.5	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.6	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.7	Employment Agreement for Michael Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.8	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.9	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibit 10.1 have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
May 7, 2009	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

*	10.1	Wright Express Corporation Amended and Restated Short Term Incentive Program.**

*	10.2	Wright Express Corporation Amended and Restated Long Term Incentive Program.

	10.3	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.4	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.5	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.6	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.7	Employment Agreement for Michael Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.8	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

	10.9	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibit 10.1 have been omitted pursuant to a request for confidential treatment.