Form 10-Q
period 2009-06-30
Wright Express CORP
filed 2009-07-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 001-32426

WRIGHT EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0526993 (I.R.S. Employer Identification No.)

97 Darling Avenue, South Portland, Maine (Address of principal executive offices)	04106 (Zip Code)
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
☐ Yes          ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2009

Common Stock, $0.01 par value per share	38,160,724 shares

FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting our industrial loan bank and us as the corporate parent; the uncertainties of litigation; the effects of general economics on fueling patterns and the commercial activity of fleets, as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on February 27, 2009. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2009	2008

Assets
Cash and cash equivalents	$24,318	$183,117
Accounts receivable (less reserve for credit losses of $6,362 in 2009 and $18,435 in 2008)	903,170	702,225
Income taxes receivable	4,359	7,903
Available-for-sale securities	11,137	12,533
Fuel price derivatives, at fair value	20,249	49,294
Property, equipment and capitalized software (net of accumulated depreciation of $65,829 in 2009 and $57,814 in 2008)	45,261	44,864
Deferred income taxes, net	187,957	239,957
Goodwill	315,168	315,230
Other intangible assets, net	37,315	39,922
Other assets	18,685	16,810

Total assets	$1,567,619	$1,611,855

Liabilities and Stockholders’ Equity
Accounts payable	$366,189	$249,067
Accrued expenses	24,592	34,931
Deposits	406,165	540,146
Borrowed federal funds	48,153	—
Revolving line-of-credit facility	191,800	170,600
Other liabilities	1,464	3,083
Amounts due under tax receivable agreement	112,354	309,366
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,160,717	1,317,193

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,086 in 2009 and 40,966 in 2008 shares issued; 38,282 in 2009 and 38,244 in 2008 shares outstanding	411	410
Additional paid-in capital	109,178	100,359
Retained earnings	376,646	272,479
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	(16)	(53)
Net unrealized loss on interest rate swaps	(328)	(1,736)
Net foreign currency translation adjustment	(229)	(55)

Accumulated other comprehensive loss	(573)	(1,844)

Less treasury stock at cost, 2,804 shares in 2009 and 2,722 shares in 2008	(78,760)	(76,742)

Total stockholders’ equity	406,902	294,662

Total liabilities and stockholders’ equity	$1,567,619	$1,611,855

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Service Revenues
Payment processing revenue	$53,794	$86,909	$98,786	$157,520
Transaction processing revenue	4,363	5,255	8,661	9,235
Account servicing revenue	9,308	7,589	18,267	15,011
Finance fees	7,279	7,419	14,343	15,070
Other	2,938	3,021	5,737	5,746

Total service revenues	77,682	110,193	145,794	202,582

Product Revenues
Hardware and equipment sales	944	1,045	2,008	1,602

Total revenues	78,626	111,238	147,802	204,184

Expenses
Salary and other personnel	18,259	18,316	36,112	35,434
Service fees	5,974	5,860	12,156	10,706
Provision for credit losses	2,567	10,823	6,802	21,219
Technology leasing and support	2,237	2,206	4,397	4,378
Occupancy and equipment	1,969	1,998	4,357	3,850
Depreciation and amortization	5,338	4,935	10,583	9,426
Operating interest expense	3,314	9,278	8,130	18,086
Cost of hardware and equipment sold	763	928	1,756	1,433
Other	5,833	5,946	11,813	11,636

Total operating expenses	46,254	60,290	96,106	116,168

Operating income	32,372	50,948	51,696	88,016

Financing interest expense	(2,048)	(3,016)	(4,068)	(6,117)
Loss on foreign currency transactions	(12)	—	(12)	—
Gain on settlement of portion of amounts due under tax receivable agreement	136,485	—	136,485	—
Net realized and unrealized losses on fuel price derivatives	(18,110)	(87,336)	(17,457)	(97,910)
Increase in amount due under tax receivable agreement	—	—	(570)	—

Income (loss) before income taxes	148,687	(39,404)	166,074	(16,011)

Income taxes	55,497	(15,021)	61,907	(6,156)

Net income (loss)	93,190	(24,383)	104,167	(9,855)

Changes in available-for-sale securities, net of tax effect of $(11) and $21 in 2009 and $(62) and $(34) in 2008	(20)	(113)	37	(61)
Changes in interest rate swaps, net of tax effect of $410 and $816 in 2009 and $589 and $(67) in 2008	708	1,054	1,408	(128)
Foreign currency translation	(150)	2	(174)	(8)

Comprehensive income (loss)	$93,728	$(23,440)	$105,438	$(10,052)

Earnings (loss) per share:
Basic	$2.43	$(0.63)	$2.71	$(0.25)
Diluted	$2.36	$(0.63)	$2.65	$(0.25)

Weighted average common shares outstanding:
Basic	38,418	38,857	38,378	39,084
Diluted	39,517	38,857	39,356	39,084

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income (loss)	$104,167	$(9,855)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Fair value change of fuel price derivatives	29,045	77,720
Stock-based compensation	2,862	2,831
Depreciation and amortization	10,897	9,577
Gain on settlement of portion of amounts due under tax receivable agreement	(136,485)	—
Deferred taxes	51,163	(18,098)
Provision for credit losses	6,802	21,219
Loss on disposal of property and equipment	31	62
Impairment of internal-use software	421	—
Changes in operating assets and liabilities, net of effects of acquisition in 2008:
Accounts receivable	(207,724)	(494,489)
Other assets	(2,189)	(2,003)
Accounts payable	117,109	286,776
Accrued expenses	(8,154)	(4,606)
Income taxes	10,353	4,166
Other liabilities	(1,627)	(1,137)
Amounts due under tax receivable agreement	(60,527)	(9,107)

Net cash used for operating activities	(83,856)	(136,944)

Cash flows from investing activities
Purchases of property and equipment	(8,904)	(8,660)
Reinvestment of dividends on available-for-sale securities	(81)	—
Purchase of available-for-sale securities	—	(1,589)
Maturities of available-for-sale securities	1,535	858
Acquisition, net of cash acquired	—	(31,540)

Net cash used for investing activities	(7,450)	(40,931)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	112
Repurchase of share-based awards to satisfy tax withholdings	(899)	(2,076)
Proceeds from stock option exercises	47	356
Net (decrease) increase in deposits	(133,981)	128,637
Net increase in borrowed federal funds	48,153	66,816
Net change in revolving line-of-credit facility	21,200	19,500
Loan origination fees paid for revolving line-of-credit facility	—	(1,556)
Purchase of shares of treasury stock	(2,018)	(29,345)

Net cash (used for) provided by financing activities	(67,498)	182,444

Effect of exchange rate changes on cash and cash equivalents	5	(8)

Net change in cash and cash equivalents	(158,799)	4,561
Cash and cash equivalents, beginning of period	183,117	43,019

Cash and cash equivalents, end of period	$24,318	$47,580

Supplemental cash flow information
Interest paid	$19,755	$24,437
Income taxes paid	$390	$7,318

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1.    Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2008. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2009. We have evaluated all subsequent events through July 29, 2009, the date the financial statements were issued.
2.    Acquisitions
     In February 2008, the Company acquired certain assets and assumed certain liabilities of Pacific Pride Services, Inc. The allocation of the purchase price relative to this acquisition was finalized in the first quarter of 2009. No adjustments to the allocation have been made since December 31, 2008. In August 2008, the Company acquired certain assets of Financial Automation Limited, a New Zealand based entity. The Company has allocated the purchase price of the acquisition based upon the fair values of the assets acquired. In connection with the fair valuing of the assets acquired, management performed assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for this acquisition have not been finalized.
     No pro forma information has been included in these financial statements because the results of operations of Pacific Pride and Financial Automation Limited for the three and six months ended June 30, 2009 and 2008, are immaterial to the Company’s revenues, net income and earnings per share.
3.    Goodwill and Other Intangible Assets
     Goodwill
     The changes in goodwill during the first six months of 2009 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Balance at December 31, 2008	$305,517	$9,713	$315,230
Impact of foreign currency translation	(62)	—	(62)

Balance at June 30, 2009	$305,455	$9,713	$315,168

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Other Intangible Assets
     The changes in other intangible assets during the first six months of 2009 were as follows:

	Net Carrying Amount, December 31,		Impact of Foreign Currency	Net Carrying Amount, June 30,
	2008	Amortization	Translation	2009

Definite-lived intangible assets
Software	$15,085	$(760)	$—	$14,325
Non-compete agreement	17	(17)	—	—
Customer relationships	20,267	(1,734)	(79)	18,454
Trade name	88	(17)	—	71

Indefinite-lived intangible assets
Trademarks and trade names	4,465		—	4,465

Total	$39,922	$(2,528)	$(79)	$37,315

     The Company expects amortization expense related to the definite-lived intangible assets above as follows:  $2,527 for July 1, 2009 through December 31, 2009; $5,431 for 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013; and $2,481 for 2014.
     Other intangible assets consist of the following:

	June 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Carrying Amount	Amount	Amortization	Carrying Amount

Beginning Balance
Software	$16,300	$(1,975)	$14,325	$16,300	$(1,215)	$15,085
Non-compete agreement	100	(100)	—	100	(83)	17
Customer relationships	24,829	(6,375)	18,454	24,900	(4,633)	20,267
Trade name	100	(29)	71	100	(12)	88

	$41,329	$(8,479)	32,850	$41,400	$(5,943)	35,457

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$37,315			$39,922

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share data)
(unaudited)
4.    Earnings per Common Share
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Income (loss) available for common stockholders – Basic	$93,190	$(24,383)	$104,167	$(9,855)
Convertible, redeemable preferred stock	68	—	150	—

Income (loss) available for common stockholders – Diluted	$93,258	$(24,383)	$104,317	$(9,855)

Weighted average common shares outstanding – Basic	38,418	38,857	38,378	39,084
Unvested restricted stock units	400	—	392	—
Stock options	255	—	142	—
Convertible, redeemable preferred stock	444	—	444	—

Weighted average common shares outstanding – Diluted	39,517	38,857	39,356	39,084

The following were not included in Weighted average common shares outstanding — Diluted because they are anti-dilutive:
Unvested restricted stock units	—	405	—	438
Stock options	—	41	—	45
Convertible, redeemable preferred stock	—	444	—	444

5.  Derivative Instruments
     The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company also enters into put and call option contracts based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure.
     The Company recognizes all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment, and therefore, no such hedging designation has been made.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Cash Flow Hedges
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of June 30, 2009, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling July 2009	5.20%	$80,000
Interest rate swap arrangements settling July 2009 — August 2009	4.73%	25,000

Total		$105,000

     In July 2009 we acquired additional interest rate swap arrangements. See Note 10 for additional information.
     Derivatives Not Designated as Hedging Instruments
     For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2009, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments — unleaded fuel
Option contracts settling July 2009 — December 2010	33,330
Fuel price derivative instruments — diesel
Option contracts settling July 2009 — December 2010	14,974

Total fuel price derivative instruments	48,304

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$518	Accrued expenses	$2,742

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	20,249	Fuel price derivatives, at fair value	49,294	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—

Total derivatives		$20,249		$49,294		$518		$2,742

     The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified
					from			Amount of Gain or
				Accumulated				(Loss) Recognized in
	Amount of Gain or			OCI into			Location of Gain or	Income on Derivative
	(Loss) Recognized in			Income			(Loss) Recognized in	(Ineffective Portion and Amount
	OCI on Derivative		Location of Gain or	(Effective			Income on Derivative	Excluded from
	(Effective Portion)(a)		(Loss) Reclassified	Portion)			(Ineffective Portion	Effectiveness Testing)
Derivatives	Three months ended		from Accumulated	Three months ended			and Amount Excluded	Three months ended
Designated as	June 30,		OCI into Income	June 30,			from Effectiveness	June 30,
Hedging Instruments	2009	2008	(Effective Portion)	2009		2008	Testing)(b)	2009	2008

Interest rate contracts	$708	$1,055	Financing interest expense	$(1,238)		$(646)	Financing interest expense	$ —	$ —

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2009	2008

Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(18,110)	$(87,336)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $410 in 2009 and $589 in 2008.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
Reclassified
				from			Amount of Gain or
				Accumulated			(Loss) Recognized in
	Amount of Gain or			OCI into		Location of Gain or	Income on Derivative
	(Loss) Recognized in			Income		(Loss) Recognized in	(Ineffective Portion and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion)(a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Derivatives	Six months ended		from Accumulated	Six months ended		and Amount Excluded	Six months ended
Designated as	June 30,		OCI into Income	June 30,		from Effectiveness	June 30,
Hedging Instruments	2009	2008	(Effective Portion)	2009	2008	Testing)(b)	2009	2008

Interest rate contracts	$1,408	$(128)	Financing interest expense	$(2,471)	$(950)	Financing interest expense	$ —	$ —

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Six months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2009	2008

Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(17,457)	$(97,910)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $816 in 2009 and $(67) in 2008.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$3,299	$—	$3,299	$—
Asset-backed securities	3,314	—	3,314	—
Municipal bonds	387	—	387	—
Equity securities	4,137	4,137	—	—

Total available-for-sale securities	$11,137	$4,137	$7,000	$—

Executive deferred compensation plan trust (a)	$1,382	$1,382	$—	$—

Fuel price derivatives — diesel	$5,823	$—	$—	$5,823
Fuel price derivatives — unleaded fuel	14,426	—	14,426	—

Total fuel price derivatives	$20,249	$—	$14,426	$5,823

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$325	$—	$325	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	193	—	193	—

Total interest rate swap arrangements (b)	$518	$—	$518	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009:

Fuel Price
Derivatives-
Diesel

Beginning balance	$9,960
Total losses — realized/unrealized
Included in earnings (a)	(4,137)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$5,823

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2009 (a)	$(2,661)

(a)	Gains and losses (realized and unrealized) included in earnings for the six months ended June 30, 2009, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
7. Tax Receivable Agreement
     As a consequence of the Company’s separation from its former parent company, the tax basis of the Company’s net tangible and intangible assets increased (the “Tax Basis Increase”). The Tax Basis Increase reduced the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company was contractually obligated, pursuant to its 2005 Tax Receivable Agreement with the Company’s former parent company, to remit 85 percent of any such cash savings.
     Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006, by and among Cendant Corporation (now known as Avis Budget Group, Inc or “Avis”), Realogy Corporation (“Realogy”), Wyndham Worldwide Corporation (“Wyndham”) and Travelport Inc., Realogy acquired from Cendant the right to receive 62.5 percent of the payments by Wright Express to Cendant and Wyndham acquired from Cendant the right to receive 37.5 percent of the payments by Wright Express to Cendant under the 2005 Tax Receivable Agreement.
     On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which the Company paid Realogy $51,000, including bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were previously valued at $187,485 and this transaction resulted in a gain of $136,485. In connection with the Tax Receivable Prepayment Agreement with Realogy, the Company entered into a Ratification Agreement on June 26, 2009, (the “Ratification Agreement”) with Avis, Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 percent of the future tax savings related to the Tax Basis Increase to Wyndham.
8. Commitments and Contingencies
     Litigation
     The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
9. Segment Information
     The Company operates in two reportable segments, fleet and MasterCard. The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of fuel price derivatives, the amortization of acquired intangible assets, asset impairment charges related to its internally developed software, non-cash adjustments related to the tax receivable agreement and gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.
     The following table presents the Company’s reportable segment results for the three months ended June 30, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Three months ended June 30, 2009
Fleet	$69,087	$2,876	$4,031	$12,252	$20,090
MasterCard	9,539	438	59	1,359	2,323

Total	$78,626	$3,314	$4,090	$13,611	$22,413

Three months ended June 30, 2008
Fleet	$104,004	$8,553	$3,550	$12,699	$21,222
MasterCard	7,234	725	213	769	1,223

Total	$111,238	$9,278	$3,763	$13,468	$22,445

     The following table presents the Company’s reportable segment results for the six months ended June 30, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Six months ended June 30, 2009
Fleet	$131,626	$7,082	$7,922	$21,911	$35,969
MasterCard	16,176	1,048	133	1,577	2,696

Total	$147,802	$8,130	$8,055	$23,488	$38,665

Six months ended June 30, 2008
Fleet	$191,002	$16,639	$6,966	$22,817	$38,094
MasterCard	13,182	1,447	418	1,090	1,750

Total	$204,184	$18,086	$7,384	$23,907	$39,844

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income (loss):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Adjusted net income	$22,413	$22,445	$38,665	$39,844
Unrealized losses on fuel price derivatives	(22,574)	(74,145)	(29,045)	(77,720)
Amortization of acquired intangible assets	(1,248)	(1,172)	(2,528)	(2,042)
Asset impairment charge	—	—	(421)	—
Non-cash adjustments related to the tax receivable agreement	—	—	(570)	—
Gain on extinguishment of liability	136,485	—	136,485	—
Tax impact	(41,886)	28,489	(38,419)	30,063

Net income (loss)	$93,190	$(24,383)	$104,167	$(9,855)

10. Subsequent Events
     Effective July 22, 2009, we entered into an interest rate swap arrangement. This interest rate swap arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on our credit agreement. The following table presents information about the interest rate swap arrangement:

Weighted average fixed base rate	1.35%

Aggregate notional amount of the interest rate swap:
for the period July 22, 2009, through July 22, 2011	$50,000

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
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
     Below are key items from the second quarter of 2009:
•	On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with Realogy Corporation (“Realogy”). Realogy had previously acquired the right to receive 62.5 percent of the payments made by us to Cendant Corporation (now Avis Budget Group, Inc. or “Avis”) under the 2005 Tax Receivable Agreement. We paid Realogy $51 million, including bank fees and legal expenses, as a prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were recorded on our balance sheet at approximately $187 million and this transaction resulted in a gain of approximately $136 million. We are still required to pay the remainder of the obligation under our tax receivable agreement.

•	Average number of vehicles serviced increased 5 percent from the second quarter of 2008 to approximately 4.7 million.

•	Total fleet transactions (payment processing and transaction processing transactions) processed declined 9 percent from the second quarter of 2008 to 66.1 million. Payment processing transactions decreased 8 percent to 51.6 million, and transaction processing transactions decreased 14 percent to 14.5 million.

•	Average expenditure per payment processing transaction for the second quarter of 2009 decreased 40 percent to $47.37 from $78.72 for the same period last year. This decrease was driven by lower average retail fuel prices. The average fuel price per gallon during the three months ended June 30, 2009, was $2.33, a 41 percent decrease over the same period last year.

•	Realized gains on our fuel price derivatives were $4.5 million compared to realized losses of $13.2 million for the second quarter of 2008.

•	Credit losses in the fleet segment were $1.9 million for the three months ended June 30, 2009, versus $10.1 million for the three months ended June 30, 2008.

•	Total MasterCard purchase volume grew $148.6 million to $771.5 million for the three months ended June 30, 2009, an increase of 24 percent over the same period last year.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $3.3 million during the three months ended June 30, 2009, from $9.3 million during the three months ended June 30, 2008.

Results of Operations
Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet segment:

	Three months ended				Six months ended
(in thousands, except per	June 30,		Increase (decrease)		June 30,		Increase (decrease)
transaction and per gallon data)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Revenues
Payment processing revenue	$45,205	$80,217	$(35,012)	(44)%	$84,193	$145,292	$(61,099)	(42)%
Transaction processing revenue	4,363	5,255	(892)	(17)%	8,661	9,235	(574)	(6)%
Account servicing revenue	9,297	7,570	1,727	23%	18,242	14,974	3,268	22%
Finance fees	7,173	7,328	(155)	(2)%	14,157	14,908	(751)	(5)%
Other	2,105	2,589	(484)	(19)%	4,365	4,991	(626)	(13)%

Total service revenues	68,143	102,959	(34,816)	(34)%	129,618	189,400	(59,782)	(32)%

Product Revenues
Hardware and equipment sales	944	1,045	(101)	(10)%	2,008	1,602	406	25%

Total revenues	69,087	104,004	(34,917)	(34)%	131,626	191,002	(59,376)	(31)%

Total operating expenses	40,397	55,048	(14,651)	(27)%	84,203	105,826	(21,623)	(20)%

Operating income	28,690	48,956	(20,266)	(41)%	47,423	85,176	(37,753)	(44)%

Financing interest expense	(2,048)	(3,016)	968	32%	(4,068)	(6,117)	2,049	33%
Loss on foreign currency transactions	(12)	—	(12)	NM	(12)	—	(12)	NM
Gain on extinguishment of debt	136,485	—	136,485	NM	136,485	—	136,485	NM
Net realized and unrealized losses on fuel price derivatives	(18,110)	(87,336)	69,226	79%	(17,457)	(97,910)	80,453	82%
Decrease in amounts due under tax receivable agreement	—	—	—	—	(570)	—	(570)	NM

Income (loss) before income taxes	145,005	(41,396)	186,401	450%	161,801	(18,851)	180,652	958%
Income taxes	54,138	(15,790)	69,928	443%	60,330	(7,246)	67,576	(933)%

Net income (loss)	$90,867	$(25,606)	$116,473	455%	$101,471	$(11,605)	$113,076	974%

Key operating statistics
Payment processing revenue:
Payment processing transactions	51,579	55,940	(4,361)	(8)%	100,875	109,165	(8,290)	(8)%
Average expenditure per payment processing transaction	$47.37	$78.72	$(31.35)	(40)%	$44.15	$72.27	$(28.12)	(39)%
Average price per gallon of fuel	$2.33	$3.96	$(1.63)	(41)%	$2.17	$3.61	$(1.44)	(40)%

Transaction processing revenue:
Transaction processing transactions	14,520	16,962	(2,442)	(14)%	28,511	28,539	(28)	NM

Account servicing revenue:
Average number of vehicles serviced (a)	4,682	4,476	206	5%	4,700	4,465	235	5%

(a)	Does not include Pacific Pride vehicle information.

NM	Not meaningful.
   Revenues
     Payment processing revenue decreased $35.0 million for the three months ended June 30, 2009, compared to the same period last year. The primary components of this decrease were a $31.0 million decrease in revenue associated with a 41 percent decrease in the average price per gallon of fuel. During 2008, we had renegotiated agreements with several of our merchants to change our pricing with them to include a fixed fee component and a percentage fee component. The renegotiated pricing has reduced the impact of fuel price volatility on our payment processing revenues. We benefited from this change as lower fuel prices drove our net payment processing rate up due to the fixed component of the transaction fees.

     Payment processing revenue decreased $61.1 million for the six months ended June 30, 2009, compared to the same period last year. The primary components of this decrease were a $54.2 million decrease in revenue associated with a 40 percent decrease in the average price per gallon of fuel.
     Transaction processing revenue decreased $0.9 million for the three months ended June 30, 2009, compared to the same period in 2008, and decreased $0.6 million for the six months ended June 30, 2009, as compared to the same period in 2008. These decreases in revenue, as well as the decreases in transaction processing transactions, are due to prevailing economic conditions. The decrease for the six months ended June 30, 2009, was partially offset by the acquisition of Pacific Pride during the first quarter of 2008.
     Account servicing revenue increased $1.7 million for the three months ended June 30, 2009, compared to the same period in 2008, and increased $3.3 million for the six months ended June 30, 2009, as compared to the same period in 2008. This increase is due both to our WEXSmartTM telematics program and expansion into international markets following our August 2008 acquisition of Financial Automation Limited.
     Our finance fees have decreased $0.2 million for the three months ended June 30, 2009, as compared to the same period in 2008, and decreased $0.8 million for the six months ended June 30, 2009, as compared to the same period in 2008. The decrease in finance fees is related to the decrease in the average price per gallon of fuel, as compared to the same period in the prior year, offset by a change in late fee policies implemented at the end of 2008, which increased the late fees charged to delinquent customers to encourage timely payments.
     The following table compares selected expense line items within our Fleet segment for the three months ended June 30:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Provision for credit losses	$1,946	$10,111	(81)%
Operating interest expense	$2,876	$8,553	(66)%
Salary and other personnel	$17,523	$17,496	NM
Depreciation and amortization	$5,279	$4,722	12%

NM	—	Not Meaningful

     Changes in operating expenses for the three months ended June 30, 2009, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 7.9 basis points of Fuel Expenditures for the three months ended June 30, 2009, compared to 22.9 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. Changes in the accounts receivable balances in 2009 as compared to the same period in the prior year have resulted in an increase to credit losses of approximately $0.5 million for the three months ended June 30, 2009, as compared to the same period in the prior year. Lower charge-offs during the three months ended June 30, 2009, decreased credit losses by $4.7 million as compared to the same period in the prior year. The remaining difference is due to increased collection activity and improved aging of the accounts receivable.

•	Operating interest expense decreased $5.7 million for the three months ended June 30, 2009, compared to the same period in 2008. Approximately $3.4 million of the decrease in operating interest expense is primarily due to our total average operating debt balance, which consists of our deposits and borrowed federal funds, decreasing to $393.9 million for the second quarter of this year as compared to $706.2 million for the second quarter of 2008. The remaining decrease is due to lower interest rates. For the second quarter of 2009, the average interest rate on our deposits and borrowed federal funds was 2.5 percent. For the second quarter of 2008, this average interest rate was 4.3 percent. The interest rates we pay on certificates of deposit have been declining for the past several quarters, and we expect to continue to benefit from low interest rates in 2009. These low rates will average into our overall rate as we issue new certificates of deposit.

•	Salary and other personnel expenses were essentially flat for the three months ended June 30, 2009, as compared to the same period last year. Our average headcount for the second quarter was 21 full-time equivalent employees (“FTEs”) lower than the same period a year ago. This expense savings was predominantly offset by the additional expense related to our annual incentive program, which is based on financial performance.

•	Depreciation and amortization expenses increased approximately $0.6 million for the three months ended June 30, 2009, as compared to the same period in 2008. Approximately $0.1 million of the increase is amortization related to our acquisitions, and the remainder is additional depreciation as we place new assets into service.

     The following table compares selected expense line items within our Fleet segment for the six months ended June 30:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Provision for credit losses	$5,302	$19,938	(73)%
Operating interest expense	$7,082	$16,640	(57)%
Salary and other personnel	$34,706	$33,830	3%
Depreciation and amortization	$10,450	$9,008	16%
     Changes in operating expenses for the six months ended June 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 11.9 basis points of Fuel Expenditures for the six months ended June 30, 2009, compared to 25.2 basis points of Fuel Expenditures for the same period last year. Lower accounts receivable balances in 2009 as compared to the same period in the prior year have resulted in a decrease to credit losses of approximately $5.2 million for the three months ended June 30, 2009, as compared to the same period in the prior year. Lower charge-offs during the six months ended June 30, 2009, decreased credit losses by $3.3 million as compared to the same period in the prior year. The remaining difference is due increased collection activity and improved aging of the accounts receivable.

•	Operating interest expense decreased $9.6 million for the six months ended June 30, 2009, compared to the same period in 2008. Approximately $5.5 million of the decrease in operating interest expense is primarily due to our total average operating debt balance decreasing to $410.3 million for the second quarter of this year as compared to $648.9 million for the second quarter of 2008. The remaining decrease is due to lower interest rates. For the first half of 2009, the average interest rate on our deposits and borrowed federal funds was 3.2 percent. For the first half of 2008, this average interest rate was 4.6 percent.

•	Salary and other personnel expenses increased $0.9 million for the six months ended June 30, 2009, as compared to the same period last year. This increase was primarily due to additional expense of approximately $2.0 million from our annual incentive program, which is based on financial performance, offset by lower salary expenses due to reduced headcount.

•	Depreciation and amortization expenses increased $1.4 million for the six months ended June 30, 2009, as compared to the same period in 2008. Approximately $0.5 million of the increase is amortization related to our acquisitions, and the remainder is additional depreciation as we place new assets into service.

     We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. These fuel derivative instruments do not qualify for hedge accounting. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per gallon data)	2009	2008	2009	2008

Fuel price derivatives, at fair value, beginning of period	$42,823	$(45,173)	$49,294	$(41,598)
Net change in fair value	(18,110)	(87,336)	(17,457)	(97,910)
Cash (receipts) payments on settlement	(4,464)	13,191	(11,588)	20,190

Fuel price derivatives, at fair value, end of period	$20,249	$(119,318)	$20,249	$(119,318)

Collar range:
Floor	$2.67	$2.59	$2.62	$2.56
Ceiling	$2.73	$2.65	$2.68	$2.62

Average fuel price, beginning of period	$2.10	$3.64	$1.97	$3.15
Average fuel price, end of period	$2.59	$4.24	$2.59	$4.24
     Changes in fuel price derivatives for the three months ended June 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Fuel prices increased over 23% during the second quarter of 2009. Accordingly, the fair value of the fuel price derivative instruments held at June 30, 2009, has declined as compared to March 31, 2009. The average fuel price moved closer to the floor of the collar by approximately $0.49 from the beginning of the quarter to the end of the quarter. In the same period for the prior year, the average fuel price moved from $0.99 above the ceiling of the collar at the beginning of the period to $1.59, above the ceiling at June 30, 2008, resulting in a significant change in the fair value of the instruments.
     Changes in fuel price derivatives for the six months ended June 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Fuel prices increased over 31% during the first six months of 2009. Accordingly, the fair value of the fuel price derivative instruments held at June 30, 2009, has declined as compared to December 31, 2008. In the same period for the prior year, the average fuel price moved closer to the floor of the collar by approximately $0.62 from the beginning of the period to the end of the period. Fuel prices were fairly volatile during the first six months of 2008. The average fuel price moved from $0.53 above the ceiling of the collar at the beginning of the period to $1.62 above the ceiling at June 30, 2008, resulting in a significant change in the fair value of the instruments.
     We entered into additional derivative instruments during the second quarter of 2009. For the full year 2009, our weighted average floor is $2.85 and our weighted average ceiling is $2.91. Based on current fuel prices, we expect to receive cash gains from our hedging program in 2009.
     We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. However, we have reduced some of our exposure to fuel price volatility because of the fixed fee component of our new pricing arrangements.

     MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
(in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Revenues
Payment processing revenue	$8,589	$6,692	$1,897	28%	$14,593	$12,228	$2,365	19%
Account servicing revenue	11	19	(8)	(42)%	25	37	(12)	(32)%
Finance fees	106	91	15	16%	186	162	24	15%
Other	833	432	401	93%	1,372	755	617	82%

Total revenues	9,539	7,234	2,305	32%	16,176	13,182	2,994	23%

Total operating expenses	5,857	5,242	615	12%	11,903	10,342	1,561	15%

Operating income	3,682	1,992	1,690	85%	4,273	2,840	1,433	50%
Income taxes	1,359	769	590	77%	1,577	1,090	487	45%

Net income	$2,323	$1,223	$1,100	90%	$2,696	$1,750	$946	54%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$771,469	$622,844	$148,625	24%	$1,420,517	$1,148,543	$271,974	24%

     Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account product. The revenue increase during the six months ended June 30, 2009, was partially offset by a decrease in the net interchange rate as a result of a new contract we signed with one of our largest customers. The increase in other revenues is primarily due to fees on cross border purchase volume. This increase is largely offset by associated operating expenses.
     Credit loss was $0.2 million higher during the first half of 2009 as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009.
Liquidity, Capital Resources and Cash Flows
     Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits and borrowed federal funds. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first six months of 2009, we used approximately $169.7 million in management operating cash as compared to approximately $58.5 million of management operating cash generated in the first six months of 2008.
     In addition to the $169.7 million of management operating cash we used during the first six months of 2009, we borrowed an additional $21.2 million on our revolving credit facility. The significant decrease in management operating cash is due to the maturities of over $200 million of previously issued certificates of deposit, which are used to fund our accounts receivable. The rapid decline in fuel prices during the fourth quarter of 2008 led to decreasing accounts receivable balances. Our certificates of deposit were not maturing at the same pace as the drop in the accounts receivable balance.

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
     The table below reconciles net cash used for operating activities to change in management operating cash:

	Six months ended
	June 30,
	2009	2008

Net cash used for operating activities	$(83,856)	$(136,944)
Net (decrease) increase in deposits	(133,981)	128,637
Net increase in borrowed federal funds	48,153	66,816

Change in management operating cash	$(169,684)	$58,509
—
     Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and three years and with fixed interest rates ranging from 0.50 percent to 5.35 percent as of June 30, 2009. Our weighted average interest rates on operating debt will be lower as a significant amount of our higher rate certificates of deposit matured during the first half of 2009. As of June 30, 2009, we had approximately $397 million of certificates of deposit outstanding. Certificates of deposit are subject to regulatory capital requirements.
     FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. There was approximately $48 million outstanding on our federal funds lines of credit as of June 30, 2009.
     Short-term Liquidity
     We continue to have access to short-term borrowings to fund our accounts receivable. Our cash balance dropped approximately $159 million from December 31, 2008, to June 30, 2009, mainly due to over $200 million of certificates of deposit maturing during the first quarter. As a result of the drop in average outstanding operating debt, our operating interest expense declined in the second quarter of 2009. We issue our certificates of deposit in anticipation of accounts receivable; accordingly, our certificate of deposit issuances in 2009 has increased during the second quarter as we experienced an increase in the price of gasoline and diesel fuel during the second quarter of this year.
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
     Long-term Liquidity
     We have approximately three years left on our revolving credit facility. We are currently paying a rate of LIBOR plus 58 basis points. We had approximately $258 million available to us under this agreement as of June 30, 2009. We added $21.2 million in financing debt during the 6 months ended June 30, 2009, as we borrowed approximately $51 million, including bank fees and legal expenses of approximately $2.0 million, to purchase a portion of our tax receivable agreement from Realogy. There was a balance of $191.8 million on our revolving credit facility as of June 30, 2009.

     Effective July 22, 2009, we entered into an interest rate swap arrangement for $50 million. This interest rate swap arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on our credit agreement. Two of our previous interest rate swap agreements totaling $80 million expired on July 22, 2009. We also currently have an interest rate swap agreement of $25 million that expires on August 24, 2009.
      During the remainder of 2009, we expect to continue paying down debt and repurchasing shares. We will maintain our policy of considering alliances, mergers or acquisitions that can accelerate our overall growth and/or enhance our strategic position.
     Off-balance Sheet Arrangements
     We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Purchase of Treasury Shares
     The following table presents stock repurchase program activity from January 1, 2009 through June 30, 2009 and January 1, 2009, through June 30, 2009:

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	81.6	$2,018	—	$—	81.6	$2,018	963.1	$29,345

Critical Accounting Policies and Estimates
     We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Adopted Accounting Standards
     None
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2009. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs(a)	Programs(a)

April 1 — April 30, 2009	—	$—	—	$73,258,131
May 1 — May 31, 2009	—	$—	—	$73,258,131
June 1 — June 30, 2009	81,600	$24.73	81,600	$71,240,391

Total	81,600	$24.73	81,600

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 4. Submission of Matters to a Vote of Security Holders.
     Wright Express Corporation’s Annual Meeting of Stockholders was held May 15, 2009. The following matters were voted on:
(a)	Election of three directors:

Nominees	Votes For	Votes Withheld
G. Larry McTavish	36,012,733	276,584
Jack VanWoerkom	33,059,646	3,229,671
Regina O. Sommer	36,018,668	270,649
     The following directors continued their terms in office:
Shikhar Ghosh
Kirk P. Pond
Rowland T. Moriarty
Ronald T. Maheu
Michael E. Dubyak
(b)	Ratification of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year 2009:

For:	36,256,581
Against:	1,751
Abstain:	30,985

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Tax Receivable Prepayment Agreement, dated June 26, 2009, by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.2	Ratification Agreement, dated June 26, 2009, by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

*10.3	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P.

*10.4	Amendment to Credit Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders, dated June 26, 2009

10.5	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
July 29, 2009	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Tax Receivable Prepayment Agreement, dated June 26, 2009, by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.2	Ratification Agreement, dated June 26, 2009, by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

*10.3	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P.

*10.4	Amendment to Credit Agreement among Wright Express Corporation; Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders, dated June 26, 2009

10.5	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.