Form 10-Q
period 2009-09-30
Wright Express CORP
filed 2009-10-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2009
Common Stock, $0.01 par value per share	38,131,343 shares

FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; our failure to maintain or renew key agreements; failure to expand our technological capabilities and service offerings as rapidly as our competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting our industrial loan bank and us as the corporate parent; the uncertainties of litigation; the effects of general economic factors on fueling patterns and the commercial activity of fleets, as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2008, filed on Form 10-K with the Securities and Exchange Commission on February 27, 2009. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2009	2008

Assets
Cash and cash equivalents	$15,904	$183,117
Accounts receivable (less reserve for credit losses of $9,113 in 2009 and $18,435 in 2008)	911,455	702,225
Income taxes receivable	—	7,903
Available-for-sale securities	10,938	12,533
Fuel price derivatives, at fair value	20,149	49,294
Property, equipment and capitalized software (net of accumulated depreciation of $68,556 in 2009 and $57,814 in 2008)	45,385	44,864
Deferred income taxes, net	182,816	239,957
Goodwill	315,244	315,230
Other intangible assets, net	36,101	39,922
Other assets	17,869	16,810

Total assets	$1,555,861	$1,611,855

Liabilities and Stockholders’ Equity
Accounts payable	$348,883	$249,067
Accrued expenses	28,506	34,931
Income taxes payable	160	—
Deposits	421,982	540,146
Borrowed federal funds	40,300	—
Revolving line-of-credit facility	165,700	170,600
Other liabilities	1,696	3,083
Amounts due under tax receivable agreement	110,460	309,366
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,127,687	1,317,193

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,102 in 2009 and 40,966 in 2008 shares issued; 38,131 in 2009 and 38,244 in 2008 shares outstanding	411	410
Additional paid-in capital	110,895	100,359
Retained earnings	400,009	272,479
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	62	(53)
Net unrealized loss on interest rate swaps	(161)	(1,736)
Net foreign currency translation adjustment	(32)	(55)

Accumulated other comprehensive loss	(131)	(1,844)

Less treasury stock at cost, 2,971 shares in 2009 and 2,722 shares in 2008	(83,010)	(76,742)

Total stockholders’ equity	428,174	294,662

Total liabilities and stockholders’ equity	$1,555,861	$1,611,855

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Service Revenues
Payment processing revenue	$59,871	$83,685	$158,657	$241,205
Transaction processing revenue	4,538	5,326	13,199	14,561
Account servicing revenue	9,540	7,645	27,807	22,656
Finance fees	8,790	8,109	23,133	23,179
Other	3,193	2,958	8,930	8,704

Total service revenues	85,932	107,723	231,726	310,305

Product Revenues
Hardware and equipment sales	710	808	2,718	2,410

Total revenues	86,642	108,531	234,444	312,715

Expenses
Salary and other personnel	18,680	14,604	54,792	50,038
Service fees	7,291	4,923	19,447	15,629
Provision for credit losses	5,667	9,325	12,469	30,544
Technology leasing and support	2,424	2,100	6,821	6,478
Occupancy and equipment	1,960	1,933	6,317	5,783
Depreciation and amortization	5,359	5,216	15,942	14,642
Operating interest expense	2,759	9,581	10,889	27,667
Cost of hardware and equipment sold	638	668	2,394	2,101
Other	5,518	5,779	17,331	17,415

Total operating expenses	50,296	54,129	146,402	170,297

Operating income	36,346	54,402	88,042	142,418

Financing interest expense	(1,355)	(3,006)	(5,423)	(9,123)
Loss on foreign currency transactions	(16)	—	(28)	—
Gain on settlement of portion of amounts due under tax receivable agreement	—	—	136,485	—
Net realized and unrealized gains (losses) on fuel price derivatives	3,687	66,034	(13,770)	(31,876)
Increase in amount due under tax receivable agreement	—	(9,159)	(570)	(9,159)

Income before income taxes	38,662	108,271	204,736	92,260

Income taxes	15,299	35,927	77,206	29,771

Net income	23,363	72,344	127,530	62,489

Changes in available-for-sale securities, net of tax effect of $42 and $63 in 2009 and $10 and $(24) in 2008	78	19	115	(42)
Changes in interest rate swaps, net of tax effect of $96 and $912 in 2009 and $277 and $210 in 2008	167	495	1,575	367
Foreign currency translation	197	(15)	23	(23)

Comprehensive income	$23,805	$72,843	$129,243	$62,791

Earnings per share:
Basic	$0.61	$1.86	$3.33	$1.60
Diluted	$0.60	$1.82	$3.25	$1.57

Weighted average common shares outstanding:
Basic	38,217	38,831	38,324	38,999
Diluted	39,351	39,730	39,359	39,920

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities
Net income	$127,530	$62,489
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Fair value change of fuel price derivatives	29,145	(4,652)
Stock-based compensation	4,339	3,914
Depreciation and amortization	16,413	14,950
Loss on sale of available-for-sale securities	15	—
Gain on settlement of portion of amounts due under tax receivable agreement	(136,485)	—
Deferred taxes	56,166	5,594
Provision for credit losses	12,470	30,544
Loss on disposal of property and equipment	45	66
Impairment of internal-use software	421	—
Changes in operating assets and liabilities, net of effects of acquisitions in 2008:
Accounts receivable	(221,619)	(293,517)
Other assets	(1,530)	(3,192)
Accounts payable	99,795	193,593
Accrued expenses	(3,990)	(1,621)
Income taxes	14,964	2,057
Other liabilities	(1,409)	(1,356)
Amounts due under tax receivable agreement	(62,421)	(4,502)

Net cash (used for) provided by operating activities	(66,151)	4,367

Cash flows from investing activities
Purchases of property and equipment	(13,129)	(12,339)
Purchase of available-for-sale securities	(120)	(4,259)
Maturities of available-for-sale securities	1,871	927
Sale of available-for-sale securities	7	—
Purchase of trade name	—	(44)
Acquisitions, net of cash acquired	—	(41,526)

Net cash used for investing activities	(11,371)	(57,241)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	140
Repurchase of share-based awards to satisfy tax withholdings	(921)	(2,076)
Proceeds from stock option exercises	212	415
Net (decrease) increase in deposits	(118,164)	66,650
Net increase in borrowed federal funds	40,300	23,305
Net change in revolving line-of-credit facility	(4,900)	12,800
Loan origination fees paid for revolving line-of-credit facility	—	(1,556)
Purchase of shares of treasury stock	(6,268)	(31,391)

Net cash (used for) provided by financing activities	(89,741)	68,287

Effect of exchange rate changes on cash and cash equivalents	50	(23)

Net change in cash and cash equivalents	(167,213)	15,390
Cash and cash equivalents, beginning of period	183,117	43,019

Cash and cash equivalents, end of period	$15,904	$58,409

Supplemental cash flow information
Interest paid	$24,978	$34,890
Income taxes paid	$6,075	$22,222

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2008. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission ("SEC") on February 27, 2009. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2009. We have evaluated all subsequent events through October 30, 2009, the date the financial statements were issued.

2.	Acquisitions
          In February 2008, the Company acquired certain assets and assumed certain liabilities of Pacific Pride Services, Inc. The allocation of the purchase price relative to this acquisition was finalized in the first quarter of 2009. No adjustments to the allocation have been made since December 31, 2008. In August 2008, the Company acquired certain assets of Financial Automation Limited, a New Zealand based entity. The allocation of the purchase price was finalized in the third quarter of 2009. No adjustments to the allocation have been made since December 31, 2008.
          No pro forma information has been included in these financial statements because the results of operations of Pacific Pride and Financial Automation Limited for the three and nine months ended September 30, 2008, would have been immaterial to the Company’s revenues, net income and earnings per share for those periods.
3. Goodwill and Other Intangible Assets
     Goodwill
          The changes in goodwill during the first nine months of 2009 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Balance at January 1, 2009	$305,517	$9,713	$315,230
Impact of foreign currency translation	14	—	14

Balance at September 30, 2009	$305,531	$9,713	$315,244

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Other Intangible Assets
          The changes in other intangible assets during the first nine months of 2009 were as follows:

	Net Carrying			Net Carrying
	Amount, December 31,		Impact of Foreign	Amount, September 30,
	2008	Amortization	Currency Translation	2009

Definite-lived intangible assets
Acquired software	$15,085	$(1,140)	$—	$13,945
Non-compete agreement	17	(17)	—	—
Customer relationships	20,267	(2,610)	(29)	17,628
Trade name	88	(25)	—	63

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	4,465

Total	$39,922	$(3,792)	$(29)	$36,101

          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $1,263 for October 1, 2009 through December 31, 2009; $5,431 for 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013; and $2,841 for 2014.
          Other intangible assets consist of the following:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$16,300	$(2,355)	$13,945	$16,300	$(1,215)	$15,085
Non-compete agreement	100	(100)	—	100	(83)	17
Customer relationships	24,884	(7,256)	17,628	24,900	(4,633)	20,267
Trade name	100	(37)	63	100	(12)	88

	$41,384	$(9,748)	31,636	$41,400	$(5,943)	35,457

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$36,101			$39,922

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

4.	Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Income available for common stockholders — Basic	$23,363	$72,344	$127,530	$62,489
Convertible, redeemable preferred stock dividends	53	110	203	368

Income available for common stockholders — Diluted	$23,416	$72,454	$127,733	$62,857

Weighted average common shares outstanding — Basic	38,217	38,831	38,324	38,999
Unvested restricted stock units	403	417	396	434
Stock options	287	38	195	43
Convertible, redeemable preferred stock	444	444	444	444

Weighted average common shares outstanding — Diluted	39,351	39,730	39,359	39,920

5.	Derivative Instruments
          The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rates and commodity prices. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company also enters into put and call option contracts based on the wholesale price of gasoline and the retail price of diesel fuel, which settle on a monthly basis. These put and call option contracts (also referred to as “fuel price derivative instruments”), are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related revenue exposure.
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

Cash Flow Hedges
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of September 30, 2009, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Average	Notional
	Base Rate	Amount
Interest rate swap arrangement settling October 2009 — July 2011	1.35%	$50,000

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2009, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)
Fuel price derivative instruments — unleaded fuel
Put and call option contracts settling October 2009 — March 2011	31,696

Fuel price derivative instruments — diesel
Put and call option contracts settling October 2009 — March 2011	14,240

Total fuel price derivative instruments	45,936

(a)	The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
          The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$255	Accrued expenses	$2,742

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	20,149	Fuel price derivatives, at fair value	49,294	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—

Total derivatives		$20,149		$49,294		$255		$2,742

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified
				from			Amount of Gain or
				Accumulated			(Loss) Recognized in
	Amount of Gain or			OCI into		Location of Gain or	Income on Derivative
	(Loss) Recognized in			Income		(Loss) Recognized in	(Ineffective Portion and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing) (b)
Derivatives	Three months ended		from Accumulated	Three months ended		and Amount Excluded	Three months ended
Designated as	September 30,		OCI into Income	September 30,		from Effectiveness	September 30,
Hedging Instruments	2009	2008	(Effective Portion)	2009	2008	Testing) (b)	2009	2008

Interest rate contracts	$167	$495	Financing interest expense	$(612)	$(694)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	September 30,
Hedging Instruments	Income on Derivative	2009	2008

Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$3,687	$66,034

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $96 in 2009 and $277 in 2008.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
Reclassified
				from			Amount of Gain or
				Accumulated			(Loss) Recognized in
	Amount of Gain or			OCI into		Location of Gain or	Income on Derivative
	(Loss) Recognized in			Income		(Loss) Recognized in	(Ineffective Portion and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing) (b)
Derivatives	Nine months ended		from Accumulated	Nine months ended		and Amount Excluded	Nine months ended
Designated as	September 30,		OCI into Income	September 30,		from Effectiveness	September 30,
Hedging Instruments	2009	2008	(Effective Portion)	2009	2008	Testing) (b)	2009	2008

Interest rate contracts	$1,575	$367	Financing interest expense	$(3,083)	$(1,644)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Nine months ended
Designated as	(Loss) Recognized in	September 30,
Hedging Instruments	Income on Derivative	2009	2008

Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(13,770)	$(31,876)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $912 in 2009 and $210 in 2008.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
6. Fair Value
          The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and derivatives, price activity for equivalent instruments and the Company’s own-credit standing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	September 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$3,083	$—	$3,083	$—
Asset-backed securities	3,257	—	3,257	—
Municipal bonds	366	—	366	—
Equity securities	4,232	4,232	—	—

Total available-for-sale securities	$10,938	$4,232	$6,706	$—

Executive deferred compensation plan trust (a)	$1,534	$1,534	$—	$—

Fuel price derivatives — diesel	$6,499	$—	$—	$6,499
Fuel price derivatives — unleaded fuel	13,650	—	13,650	—

Total fuel price derivatives	$20,149	$—	$13,650	$6,499

Liabilities:

July 2009 interest rate swap arrangement with a base rate of 1.35% and a notional amount of $50,000 (b)	$255	$—	$255	$—

(a)	The fair value of the underlying investments are recorded in other assets.

(b)	The fair value of this instrument is recorded in accrued expenses.
          The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009:

Fuel Price
Derivatives -
Diesel

Beginning balance	$9,960
Total losses — realized/unrealized
Included in earnings (a)	(3,461)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$6,499

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2009 (a)	$(497)

(a)	Gains and losses (realized and unrealized) included in earnings for the nine months ended September 30, 2009, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
7. Tax Receivable Agreement
          As a consequence of the Company’s separation from its former parent company, the tax basis of the Company’s net tangible and intangible assets increased (the “Tax Basis Increase”). The Tax Basis Increase reduced the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company was contractually obligated, pursuant to its 2005 Tax Receivable Agreement with the Company’s former parent company (Cendant Corporation), to remit 85 percent of any such cash savings. The estimated total payments owed to Cendant Corporation based, on facts available at that time, was reflected as a liability titled “Amounts due under tax receivable agreement.”
          Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006, by and among Cendant Corporation (now known as Avis Budget Group, Inc. or “Avis”), Realogy Corporation (“Realogy”), Wyndham Worldwide Corporation (“Wyndham”) and Travelport Inc., Realogy acquired from Cendant the right to receive 62.5 percent of the payments by Wright Express to Cendant and Wyndham acquired from Cendant the right to receive 37.5 percent of the payments by Wright Express to Cendant under the 2005 Tax Receivable Agreement.
          On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which the Company paid Realogy $51,000, including bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were previously recorded at $187,485 and this transaction resulted in a gain of $136,485 in the second quarter of 2009. In connection with the Tax Receivable Prepayment Agreement with Realogy, the Company entered into a Ratification Agreement on June 26, 2009, (the “Ratification Agreement”) with Avis, Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 percent of the future tax savings related to the Tax Basis Increase to Wyndham.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s reportable segment results for the three months ended September 30, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Three months ended September 30, 2009
Fleet	$75,708	$2,489	$4,046	$13,391	$21,928
MasterCard	10,934	270	49	1,737	2,970

Total	$86,642	$2,759	$4,095	$15,128	$24,898

Three months ended September 30, 2008
Fleet	$101,062	$8,874	$3,779	$4549	$20,326
MasterCard	7,469	707	124	877	1,460

Total	$108,531	$9,581	$3,903	$5,426	$21,786

     The following table presents the Company’s reportable segment results for the nine months ended September 30, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Nine months ended September 30, 2009
Fleet	$207,334	$9,571	$11,968	$35,302	$57,897
MasterCard	27,110	1,318	182	3,314	5,666

Total	$234,444	$10,889	$12,150	$38,616	$63,563

Nine months ended September 30, 2008
Fleet	$292,064	$25,513	$10,745	$27,366	$58,420
MasterCard	20,651	2,154	542	1,967	3,210

Total	$312,715	$27,667	$11,287	$29,333	$61,630

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income (loss):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Adjusted net income	$24,898	$21,786	$63,563	$61,630
Unrealized (losses) gains on fuel price derivatives	(100)	82,372	(29,145)	4,652
Amortization of acquired intangible assets	(1,264)	(1,313)	(3,792)	(3,355)
Asset impairment charge	—	—	(421)	—
Non-cash adjustments related to the tax receivable agreement	—	—	(570)	—
Gain on extinguishment of liability	—	—	136,485	—
Tax impact	(171)	(30,501)	(38,590)	(438)

Net income (loss)	$23,363	$72,344	$127,530	$62,489

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
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The MasterCard products are used by businesses to facilitate purchases of products and utilize our information management capabilities.
Summary
          Below are key items from the third quarter of 2009:
•	Average number of vehicles serviced increased 3 percent from the third quarter of 2008 to approximately 4.6 million.

•	Total fleet transactions (payment processing and transaction processing transactions) processed declined 7 percent from the third quarter of 2008 to 67.1 million. Payment processing transactions decreased 4 percent to 53.0 million, and transaction processing transactions decreased 17 percent to 14.1 million.

•	Average expenditure per payment processing transaction for the third quarter of 2009 decreased 35 percent to $52.50 from $80.84 for the same period last year. This decrease was driven by lower average retail fuel prices. The average fuel price per gallon during the three months ended September 30, 2009, was $2.58, a 36 percent decrease from the same period last year.

•	Realized gains on our fuel price derivatives were $3.8 million compared to realized losses of $16.3 million for the third quarter of 2008.

•	Credit losses in the fleet segment were $5.2 million for the three months ended September 30, 2009, versus $9.0 million for the three months ended September 30, 2008.

•	Total MasterCard purchase volume grew $205.6 million to $875.8 million for the three months ended September 30, 2009, an increase of 31 percent over the same period last year. Revenue associated with such transactions increased 40 percent from $6.8 million in the third quarter of 2008 to $9.7 million during the third quarter of 2009.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $2.8 million during the three months ended September 30, 2009, from $9.6 million during the three months ended September 30, 2008.

Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(in thousands, except per
transaction and per gallon data)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Revenues
Payment processing revenue	$50,211	$76,802	$(26,591)	(35)%	$134,404	$222,094	$(87,690)	(39)%
Transaction processing revenue	4,538	5,326	(788)	(15)%	13,199	14,561	(1,362)	(9)%
Account servicing revenue	9,528	7,636	1,892	25%	27,770	22,610	5,160	23%
Finance fees	8,650	8,027	623	8%	22,807	22,935	(128)	(1)%
Other	2,071	2,463	(392)	(16)%	6,436	7,454	(1,018)	(14)%

Total service revenues	74,998	100,254	(25,256)	(25)%	204,616	289,654	(85,038)	(29)%

Product Revenues
Hardware and equipment sales	710	808	(98)	(12)%	2,718	2,410	308	13%

Total revenues	75,708	101,062	(25,354)	(25)%	207,334	292,064	(84,730)	(29)%

Total operating expenses	44,069	48,997	(4,928)	(10)%	128,272	154,823	(26,551)	(17)%

Operating income	31,639	52,065	(20,426)	(39)%	79,062	137,241	(58,179)	(42)%

Financing interest expense	(1,355)	(3,006)	1,651	55%	(5,423)	(9,123)	3,700	41%
Loss on foreign currency transactions	(16)	—	(16)	NM	(28)	—	(28)	NM
Gain on extinguishment of debt	—	—	—	NM	136,485	—	136,485	NM
Net realized and unrealized gains (losses) on fuel price derivatives	3,687	66,034	(62,347)	(94)%	(13,770)	(31,876)	18,106	57%
Decrease in amounts due under tax receivable agreement	—	(9,159)	9,159	NM	(570)	(9,159)	8,589	NM

Income (loss) before income taxes	33,955	105,934	(71,979)	(68)%	195,756	87,083	108,673	125%
Income taxes	13,562	35,050	(21,488)	(61)%	73,892	27,804	46,088	166%

Net income	$20,393	$70,884	$(50,491)	(71)%	$121,864	$59,279	$62,585	106%

Key operating statistics
Payment processing revenue:
Payment processing transactions	53,036	55,519	(2,483)	(4)%	153,912	164,684	(10,772)	(7)%
Average expenditure per payment processing transaction	$52.50	$80.84	$(28.34)	(35)%	$47.03	$75.16	$(28.13)	(37)%
Average price per gallon of fuel	$2.58	$4.02	$(1.44)	(36)%	$2.31	$3.75	$(1.44)	(38)%
Transaction processing revenue:

Transaction processing transactions	14,101	16,943	(2,842)	(17)%	42,613	45,482	(2,869)	(6)%
Account servicing revenue:

Average number of vehicles serviced (a)	4,615	4,463	152	3%	4,672	4,464	208	5%

(a)	Does not include Pacific Pride vehicle information. NM Not meaningful.
     Revenues
         Payment processing revenue decreased $26.6 million for the three months ended September 30, 2009, compared to the same period last year. The primary component of this decrease was a $26.5 million decrease in revenue associated with a 36 percent decrease in the average price per gallon of fuel.
         Payment processing revenue decreased $87.7 million for the nine months ended September 30, 2009, compared to the same period last year. The primary component of this decrease was an $80.4 million decrease in revenue associated with a 38 percent decrease in the average price per gallon of fuel. During 2008, we had renegotiated agreements with several of our merchants to change our pricing with them to include a fixed fee component and a percentage fee component. The renegotiated pricing has reduced the impact of fuel price volatility on our payment processing revenues. We benefited from this change as lower fuel prices drove our net payment processing rate up due to the fixed component of the transaction fees.
          Transaction processing revenue decreased $0.8 million for the three months ended September 30, 2009, compared to the same period in 2008, and decreased $1.4 million for the nine months ended September 30, 2009, as compared to the same period in 2008. These decreases in revenue, as well as the decreases in transaction processing transactions, are due to prevailing economic conditions. The decrease for the nine months ended September 30, 2009, was partially offset by the acquisition of Pacific Pride during the first quarter of 2008.
          Account servicing revenue increased $1.9 million for the three months ended September 30, 2009, compared to the same period in 2008, and increased $5.2 million for the nine months ended September 30, 2009, as compared to the same period in 2008. This increase is due both to our WEXSmartTM telematics program and expansion into international markets following our August 2008 acquisition of Financial Automation Limited.
          Our finance fees have increased $0.6 million for the three months ended September 30, 2009, as compared to the same period in 2008, and decreased $0.1 million for the nine months ended September 30, 2009, as compared to the same period in 2008. During December of 2008, we adjusted our late fee charged to delinquent customers to encourage timely payments. These adjustments contributed approximately $3.1 million of additional revenues for the three months ended September 30, 2009, and $8.5 million additional revenues for the nine months ended September 30, 2009. These increases in revenue were offset by a decline on delinquent balances due to lower average price per gallon, as compared to the same period on the prior year.
          The following table compares selected expense line items within our Fleet segment for the three months ended September 30:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Provision for credit losses	$5,210	$9,001	(42)%
Operating interest expense	$2,489	$8,874	(72)%
Salary and other personnel	$17,982	$13,817	30%
Depreciation and amortization	$5,310	$5,093	4%
          Changes in operating expenses for the three months ended September 30, 2009, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 18.7 basis points of Fuel Expenditures for the three months ended September 30, 2009, compared to 20.1 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. Provision for credit loss decreased $3.8 million for the three months ended September 30, 2009, as compared to the same period in 2008. Approximately $3.2 million of this decrease was associated with lower fuel expenditures during the current quarter, primarily as a result of decreases in the price of fuel. Improvements in receivables aging and ultimate charge offs accounted for the remainder of the change.

•	Operating interest expense decreased $6.4 million for the three months ended September 30, 2009, compared to the same period in 2008. Approximately $2.9 million of the decrease in operating interest expense is due to our total average operating debt balance, which consists of our deposits and borrowed federal funds, decreasing to $478 million for the third quarter of this year as compared to $756 million for the third quarter of 2008. The remaining decrease is due to lower interest rates. For the third quarter of 2009, the average interest rate on our deposits and borrowed federal funds was 1.6 percent. For the third quarter of 2008, this average interest rate was 4.2 percent. The interest rates we pay on certificates of deposit have been declining for the past several quarters, and we expect to continue to benefit from low interest rates for the remainder of the year.

•	Salary and other personnel expenses increased $4.2 million for the three months ended September 30, 2009, as compared to the same period last year. This increase is primarily due to the reversal of stock-based compensation and short-term incentive program bonuses that occurred during the third quarter of 2008, reducing expenses in that period by approximately $2.5 million. Furthermore, during 2009, we are currently expecting higher stock-based compensation and short-term incentive program bonuses based on current financial performance.

•	Depreciation and amortization expenses increased approximately $0.2 million for the three months ended September 30, 2009, as compared to the same period in 2008. Approximately $0.1 million of the increase is amortization related to our acquisitions.
     The following table compares selected expense line items within our Fleet segment for the nine months ended September 30:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Provision for credit losses	$10,512	$28,940	(64)%
Operating interest expense	$9,571	$25,513	(62)%
Salary and other personnel	$52,688	$47,647	11%
Depreciation and amortization	$15,760	$14,100	12%
          Changes in operating expenses for the nine months ended September 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 14.5 basis points of Fuel Expenditures for the nine months ended September 30, 2009, compared to 23.3 basis points of Fuel Expenditures for the same period last year. Provision for credit loss decreased $18.4 million for the nine months ended September 30, 2009. Approximately $7.5 million of this decrease was associated with lower fuel expenditures during the nine month period, primarily as a result of decreases in the price of fuel. Improvements in receivables aging and ultimate charge offs accounted for the remainder of the change.

•	Operating interest expense decreased $15.9 million for the nine months ended September 30, 2009, compared to the same period in 2008. Approximately $8.5 million of the decrease in operating interest expense is due to our total average operating debt balance decreasing to $433 million for the first nine months of this year as compared to $685 million for the first nine months of 2008. The remaining decrease is due to lower interest rates. For the nine months ended September 30, 2009, the average interest rate on our deposits and borrowed federal funds was 2.6 percent, as compared to 4.5 percent for the same period in the prior year.

•	Salary and other personnel expenses increased $5.0 million for the nine months ended September 30, 2009, as compared to the same period last year. This increase is primarily due to the reversal of stock-based compensation and short-term incentive program bonuses during the third quarter of 2008. Furthermore, during 2009, we are currently expecting stock-based compensation and short-term incentive programs bonuses based on current financial performance.

•	Depreciation and amortization expenses increased $1.7 million for the nine months ended September 30, 2009, as compared to the same period in 2008. Approximately $0.6 million of the increase is amortization related to our acquisitions, and the remainder is additional depreciation as we place new assets into service.
          In June of 2009, we entered into a Tax Receivable Prepayment Agreement with Realogy Corporation (“Realogy”). Realogy had previously acquired the right to receive 62.5 percent of the payments made by us to Cendant Corporation (now Avis Budget Group, Inc. or “Avis”) under our 2005 Tax Receivable Agreement with Cendant. We paid Realogy $51 million, including bank fees and legal expenses, as a prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were recorded on our balance sheet at approximately $187 million and this transaction resulted in a gain of approximately $136 million. We are still required to pay the remainder of the obligation under our tax receivable agreement.
          The effective tax rate was 37.7 percent for the nine months ended September 30, 2009, as compared to 32.3 percent for the same period ended September 30, 2008. The increase from the prior period is primarily due to the inclusion, in 2008, of $8.5 million in tax rate true up benefits as compared to $0.5 million of tax rate true up benefits in 2009.

          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. These fuel derivative instruments do not qualify for hedge accounting. Accordingly, both realized and unrealized gains and losses on our fuel price-sensitive derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per gallon data)	2009	2008	2009	2008

Fuel price derivatives, at fair value, beginning of period	$20,249	$(119,318)	$49,294	$(41,598)
Net change in fair value	3,687	66,034	(13,770)	(31,876)
Cash (receipts) payments on settlement	(3,787)	16,338	(15,375)	36,528

Fuel price derivatives, at fair value, end of period	$20,149	$(36,946)	$20,149	$(36,946)

Collar range:
Floor	$2.86	$2.53	$2.70	$2.55
Ceiling	$2.92	$2.59	$2.76	$2.61

Average fuel price, beginning of period	$2.53	$4.26	$1.97	$3.15
Average fuel price, end of period	$2.58	$3.83	$2.58	$3.83
          Changes in fuel price derivatives for the three months ended September 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Fuel prices increased 2 percent from July 1st through September 30th of 2009. Due to the lack of movement in fuel prices, the fair value of the fuel price derivative instruments held at September 30, 2009, remained relatively flat as compared to June 30, 2009. In the same period for the prior year, the average fuel price decreased 10 percent from $4.26 to $3.83, resulting in a change in the fair value of the instruments.
          Changes in fuel price derivatives for the nine months ended September 30, 2009, as compared to the corresponding period a year ago, include the following:
•	Fuel prices increased over 31 percent during the first nine months of 2009. Accordingly, the fair value of the fuel price derivative instruments held at September 30, 2009, has declined as compared to December 31, 2008. In the same period for the prior year, the average fuel price increased 22 percent, resulting in a decrease in the fair value of the instruments.
          We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. However, we have reduced some of our exposure to fuel price volatility because of the fixed fee component of our new pricing arrangements.

     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(in thousands)	2009	2008	Amount	Percent	2009	2008	Amount	Percent

Revenues
Payment processing revenue	$9,660	$6,883	$2,777	40%	$24,253	$19,111	$5,142	27%
Account servicing revenue	12	9	3	33%	37	46	(9)	(20)%
Finance fees	140	82	58	71%	326	244	82	34%
Other	1,122	495	627	127%	2,494	1,250	1,244	100%

Total revenues	10,934	7,469	3,465	46%	27,110	20,651	6,459	31%

Total operating expenses	6,227	5,132	1,095	21%	18,130	15,474	2,656	17%

Operating income	4,707	2,337	2,370	101%	8,980	5,177	3,803	73%
Income taxes	1,737	877	860	98%	3,314	1,967	1,347	68%

Net income	$2,970	$1,460	$1,510	103%	$5,666	$3,210	$2,456	77%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$875,752	$670,137	$205,615	31%	$2,296,269	$1,818,679	$477,590	26%
          Payment processing revenue and the related operating expenses increased due to higher MasterCard purchase volume, primarily driven by our single use account product. The revenue increase during the nine months ended September 30, 2009, was partially offset by a decrease in the net interchange rate as a result of a new contract we signed with one of our largest customers.
          Other revenue has increased during the three months and nine months ended September 30, 2009, as the volume of cross-border fees increased over prior year. These fees are associated with our single use account product being used for international travel. This increase is partially offset by an increase in associated service fees expense.
          Credit loss, which is included in operating expense, was $0.4 million higher during the nine months ended September 30, 2009, as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009.
          Operating interest was $0.8 million lower during the during the nine months ended September 30, 2009, as compared to the same period in the prior year primarily due to lower interest rates during the current year.
Liquidity, Capital Resources and Cash Flows
          Our primary source of liquidity is management operating cash, which we define as cash from operations adjusted for changes in deposits and borrowed federal funds. Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). During the first nine months of 2009, we used approximately $144.0 million in management operating cash as compared to approximately $94.3 million of management operating cash generated in the first nine months of 2008.

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
          The table below reconciles net cash used for operating activities to change in management operating cash:

	Nine months ended
	September 30,
	2009	2008

Net cash (used for) provided by operating activities	$(66,151)	$4,367
Net (decrease) increase in deposits	(118,164)	66,650
Net increase in borrowed federal funds	40,300	23,305

Change in management operating cash	$(144,015)	$94,322

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. At the end of 2008, FSC was overfunded by approximately $140 million. This overfunding was the result of lower receivable balances brought about by the rapid decline in fuel prices during the second half of 2008. During the first quarter of 2009 this overfunding was corrected. Additionally, during the second quarter of 2009, we prepaid a portion of our liabilities under our tax receivable agreement for $51 million. These two items resulted in a use of cash of approximately $191 million during the nine months ended September 30, 2009.
          FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.45 percent to 5.00 percent as of September 30, 2009. Our weighted average interest rates on operating debt will be lower, in the foreseeable future, as a significant amount of our higher rate certificates of deposit matured during the first half of 2009. As of September 30, 2009, we had approximately $414 million of certificates of deposit outstanding with a weighted average rate of 1.46 percent. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. There was approximately $40 million outstanding on our federal funds lines of credit as of September 30, 2009.
     Short-term Liquidity
          We continue to have access to short-term borrowings to fund our accounts receivable. Our cash balance dropped approximately $169 million from December 31, 2008, to September 30, 2009, mainly due to over $200 million of certificates of deposit maturing during the first quarter. As a result of the drop in average outstanding operating debt, our operating interest expense declined in the second and third quarters of 2009. We issue our certificates of deposit in anticipation of accounts receivable; accordingly, our certificate of deposit issuances in 2009 have increased during the second and third quarters as we experienced an increase in the price of gasoline and diesel fuel during the second and third quarters of this year.
          Management believes that we can adequately fund our cash needs during the next 12 months.
     Long-term Liquidity
          We have approximately 2.5 years left on our revolving credit facility. We are currently paying a rate of LIBOR plus 58 basis points. We had approximately $284 million available to us under this agreement as of September 30, 2009. We reduced $4.9 million in financing debt during the nine months ended September 30, 2009. During the second quarter of 2009 we borrowed approximately $51 million to purchase a portion of our tax receivable agreement from Realogy. During the course of the current year we effectively paid for this purchase with cash generated. There was a balance of $165.7 million on our revolving credit facility as of September 30, 2009.
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.

          Effective July 22, 2009, we entered into an interest rate swap arrangement for $50 million. This interest rate swap arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on our credit agreement. Two of our previous interest rate swap agreements totaling $80 million expired on July 22, 2009. On August 24, 2009, we let our remaining interest rate swap agreement of $25 million expire.
          During the remainder of 2009, we expect to continue paying down debt and repurchasing shares. We have been authorized to purchase, in total, up to $150 million of our common stock. As of September 30, 2009, we have approximately $67 million remaining of the authorized amount. We will maintain our policy of considering alliances, mergers or acquisitions that can accelerate our overall growth and/or enhance our strategic position.
     Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Purchase of Treasury Shares
          The following table presents stock repurchase program activity from July 1, 2009 through September 30, 2009 and January 1, 2009, through September 30, 2009:

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	166.5	$4,250	71.1	$2,046	248.1	$6,268	1,034.2	$31,391
Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recently Adopted Accounting Standards
          None.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2009. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

July 1 — July 31, 2009	156,500	$25.27	156,500	$67,284,930
August 1 — August 31, 2009	10,000	$29.47	10,000	$66,990,242
September 1 — September 30, 2009	—	$—		$66,990,242

Total	166,500	$25.52	166,500

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.2	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.3	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
October 30, 2009	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.2	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.3	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.