Form 10-K
period 2009-12-31
Wright Express CORP
filed 2010-02-26
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________________________   to   _____________________________________
Commission file number 001-32426

WRIGHT EXPRESS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	01-0526993
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

97 Darling Avenue
South Portland, Maine	04106
(Address of principal executive offices)	(Zip Code)
(207) 773-8171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
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
☑   Yes      ☐   No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐   Yes       ☑   No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $962,352,387 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
     There were 38,213,657 shares of the registrant’s common stock outstanding as of February 23, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

          All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.
FORWARD-LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “Outlook for the Future” section of this Annual Report in Item 7, among other sections, contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the Company's failure to maintain or renew key agreements; failure to expand the Company's technological capabilities and service offerings as rapidly as the Company's competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company's industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company's international business expansion efforts; the impact and range of first quarter and full year credit losses; the amount of full year interest rates, financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract, as well as other risks and uncertainties identified in Item 1A of this Annual Report. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Our Company
          Wright Express Corporation, founded in 1983, is a leading provider of payment processing and information management products and services to the United States commercial and government vehicle fleet industry. We provide our products and services in the United States, Canada, New Zealand, Australia and Europe. Together with our affiliates, we market our products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers. We also offer a MasterCard-branded corporate card.
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
          Our wholly owned banking subsidiary, Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank, was established in 1998. FSC approves the customer applications, issues the card and owns the customer relationships for most of our fuel and maintenance programs and offers our MasterCard-branded corporate payment solution. Wright Express Canada Ltd. (“WEXCanada”) was incorporated in January 2007 as a wholly owned subsidiary of FSC to assist us in funding transactions with Canadian companies.
          In addition to the companies described above, we have expanded our business through the acquisition of the following entities:
•	We acquired TelaPoint, Inc. (“TelaPoint”) on August 6, 2007. TelaPoint is a provider of browser-based supply chain software solutions for bulk petroleum distributors, retailers and fleets.

•	We acquired the net assets of Pacific Pride Services, Inc. and converted it into Pacific Pride Services, LLC (“Pacific Pride”) on February 29, 2008. Pacific Pride is an independent fuel distributor franchisee network, encompassing more than 325 independent fuel franchisees.

•	We acquired the net assets of Financial Automation Limited, a provider of fuel card processing software solutions located in New Zealand, on August 29, 2008. Concurrent with the acquisition of Financial Automation Limited, we established a structure for international operations (“Wright Express International”).

          Our Company is organized under two segments, Fleet and MasterCard. The Fleet segment represents 88 percent of our total revenue. The Fleet segment of our business provides customers with payment processing services specifically designed for the needs of vehicle fleet industries. Revenue is earned primarily from payment processing, account servicing revenue and transaction processing, with the majority generated by payment processing. The MasterCard segment of our business provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs.
          We believe the following strengths distinguish us in our industry:
•	We are a leading provider of payment processing and information management services. Our charge cards are used by commercial and government fleets to purchase fuel and maintenance services for approximately 4.6 million vehicles. We have long-standing strategic relationships with each of the six largest fleet management companies and automotive manufacturers, over 790 fuel retailers and fuel distributors, convenience store chains and bulk and mobile fuel providers. We believe that our sales strategy of utilizing both our own sales force of approximately 110 salespersons in collaboration with the salespersons of the companies with which we maintain strategic relationships provides us with the ability to attract new customers nationwide.

•	During the last 25 years, we have built a network of over 180,000 fuel and vehicle maintenance locations, with site acceptance at over 90% of the nation’s retail fuel locations and over 45,000 vehicle maintenance locations. We believe our network is one of the largest closed fuel and vehicle maintenance networks of its kind, which allows us to offer customers broad site acceptance. Our proprietary closed network (see illustration on page 3) also affords us access to a higher level of fleet-specific information and control than is widely available on the networks of MasterCard, Visa, American Express or Discover, which allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.

•	With our ownership of FSC, we have excellent access to low cost sources of capital.

•	We offer a differentiated set of products and services to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets.

•	We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated Internet-based data analysis tools.

•	Our proprietary software facilitates the collection of information and affords us a high level of control and flexibility in allowing fleets to restrict purchases and delivering automated alerts.

•	Through our WEXOnline® Internet website, customers have access to account and purchase control management, data, reporting and analysis tools in order to better monitor and maintain fleets.
Strategy
          Our strategy is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation – to acquire and retain customers and to create products that add value by satisfying new and existing customers’ needs.
          Our strategic initiatives include:
•	Increase market share. We intend to leverage our proprietary network and our knowledge of our industry to increase our share in the marketplace. We expect to utilize existing and new marketing channels, along with additional outsourced strategic relationships and added product features including, but not limited to, web-based account management and distributor-specific product offerings.

•	Leverage our existing customer base and cross-sell our products. We have approximately 280,000 customers. We will continue to leverage this existing customer base by cross-selling our products to them. These cross-selling opportunities include, but are not limited to, the supply chain software offered by our TelaPoint subsidiary and our vehicle-based telematics offering, which we refer to as WEXSmartTM. We continue to develop additional products and services to expand our customer offerings.

•	Penetrate international markets. We have over 25 years of experience as a provider of payment and transaction processing services in the United States fleet industry. We expect to draw on this experience, along with our existing industry relationships and brand recognition, to grow our international presence initially through our investment in Wright Express International.

•	Increase market share for corporate charge card. We intend to further penetrate commercial and government prospects in the mid range of the corporate card marketplace. Additionally we intend to leverage our fleet relationships and cross-sell our Corporate MasterCard charge card to offer a total corporate payment solution to companies.
FLEET SEGMENT
          We have created one of the largest proprietary payment processing networks in the United States. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with purchase controls and analytical tools to help them effectively manage their vehicle fleets and control costs. We deliver value to our customers by providing customized offerings with accepting merchants, processing payments and providing information management products and services to our fleets.
          Our payment processing network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as closed network because we have a direct contractual relationship with the merchant and the fleet; only Wright Express transactions can be processed in this network.
          The following illustrates our proprietary closed network:
Products and Services
          Payment processing
          In a payment processing transaction we pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, most often within one month from the billing date. Payment processing fees are typically based on a combination of both a percentage of the aggregate dollar amount of the customer’s purchase and a fixed amount charged per transactions or on a percentage of the aggregate dollar amount of the customer’s purchase alone. In 2009, we had approximately 204 million payment processing transactions.
          Transaction processing
          In a transaction processing transaction we earn a fixed fee per transaction. We processed nearly 56 million transaction processing transactions in 2009.

          The following illustration depicts our business process for a typical payment processing transaction:
              In most transaction processing transactions, steps 3 and 4 typically do not apply. However, data capture and information management remain an important part of the value proposition for fleets for whom we perform transaction processing.
          Account management
          We also provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets, fleet management companies and automotive manufacturers (collectively, “strategic relationships”) and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our private label partners.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact center, which is available 24 hours a day, seven days a week. Fleet customers also have self service options available to them through WEXOnline®.

•	Premium fleet services. We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an on-going 18 month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, certify all network and terminal software and hardware, and train them on our sale, transaction authorization and settlement processes.
          Information management
          We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our website, WEXOnline®. We also alert the customer to any unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information, including account history and recent transactions, and download the details. In addition, through WEXOnline®, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. Utilizing our WEXSmartTM product which leverages telematics, a vehicle system that combines global positioning satellite tracking and other wireless technology, fleet managers can track the movements and the locations of their vehicles. We generally recognize revenue from these services under account servicing revenue.
Marketing Channels
United States
          We market our payment processing and information management products and services to fleets directly and indirectly. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, facilitate our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services. By collecting and analyzing customer data acquired for more than 25 years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and the sales forces of companies with which we have co-branded, affinity, distributor or private label relationships.
Direct
          We market our products and services, branded with the Wright Express name, directly to commercial and government vehicle fleets, which allows us to have a direct relationship with our fleet customers. These direct customers include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our products and services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers, we use both our outside sales force, focused on the acquisition of new customers, and internal account managers, who focus on servicing and growing revenue from existing customers.
Indirect
          We market our products and services indirectly through co-branded, affinity, distributor and private label relationships.
•	Co-branded. Through our co-branded relationships, we market our products and services for, and in collaboration with, fleet management companies, automotive manufacturers, fuel providers and convenience store chains using their brand names and our Wright Express logo. These companies seek to offer our payment processing and information management services to their fleet customers.

We use our co-branded relationships to reach all sizes of fleet customers. We are able to expand the base of customers to whom we provide our products and services by combining the marketing and sales efforts of our own sales force with the efforts of the sales forces of our co-branded partners.

•	Affinity. Similar to the co-branded relationships, our affinity relationships are marketed in collaboration with fuel providers and convenience store chains. The products and services we deliver are designed to foster loyalty to the fuel provider or convenience store chain as the program is marketed as their own. However, these products allow for the same level of payment processing and information management products and services as are received by the companies using our co-branded programs.

•	Distributor. Through our distributor relationships, we market our products and services via a network of independent Pacific Pride fuel franchisees. Franchisees issue their own Pacific Pride commercial fueling cards to fleet customers. Vehicles in this program have access to fuel at Pacific Pride and strategic partner locations in the United States and

Canada. We increase penetration to these customers by leveraging Pacific Pride’s local market presence and brand recognition, as well as its platform and products for commercial and government fleets. We also service distributors through the Wright Express Distributor program, which provides fuel merchants with payment processing and information management products and services for their own fleets.

•	Private Label. We market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management product and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these product and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Private label customers are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers; however, many of these fuel retailers also rely on our sales and marketing expertise to further their efforts.
International
          Our international operations include an office in New Zealand and various locations in Europe. We have fuel card processing software solutions that give us a presence that we can leverage in geographic markets around the world. We are developing long term relationships with oil companies to manage their fleet specific payment processing and information management service offerings.
          Our international strategy is to offer a hosting solution where we process fueling transactions for a fee for each transaction. Our international marketing team is actively seeking out major oil companies and responding to requests for information. As we add clients and transaction volume, we plan to offer services similar to our product offering in North America. We believe our services maximize the value of our clients’ portfolios. The value proposition that Wright Express International offers is based on the benefits and value it delivers in satisfying the oil companies’ strategic objectives, including improved market effectiveness and cost efficiency.
Fuel Price Derivatives
          A significant portion of our total revenues result from fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by customers. Because our customers primarily purchase fuel, our revenues are largely dependent on retail fuel prices, which are prone to significant volatility.
          We own fuel price sensitive derivative instruments to manage the impact of volatility in fuel prices on our cash flows and enhance the visibility and predictability of future cash flows. We have entered into put and call option contracts (“Options”) indexed to the wholesale price of unleaded gasoline and retail price of diesel fuel and which contain monthly settlement provisions. When entering into the Options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our forecasted earnings that are subject to fuel price variations. We have estimated the effect on our forecasted earnings exposure associated with changes in fuel prices and entered into derivative agreements designed to cover 80 percent of this estimated impact. In prior years, we entered into derivative agreements designed to cover 90 percent of our forecasted earnings exposure. This change was made for all instruments which will start to settle in 2010. For the portion of 2011 that we have entered into Options, as of December 31, 2009, we have achieved approximately 25 percent of the full year’s target. Differences between the indices underlying the Options and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the Options.
          Our derivative instruments do not qualify for hedge accounting under accounting guidance. Accordingly, gains and losses on our fuel price sensitive derivative instruments; whether they are realized or unrealized, affect our current period earnings.
          The Options are intended to limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:
•	Create a floor price. When the current month put option contract settles, the Company receives cash payments from the counterparties of the Options when the average price for the current month (as defined by the option contract) is below the strike price of the put option contract.

•	Create a ceiling price. When the current month call option contract settles, the Company makes cash payments to the counterparties of the Options when the average price for the current month (as defined by the option contract) is above the strike price of the call option contract.

•	Have no cash impact. When the current month put and call option contracts settle and the average price for the current month (as defined by the option contract) is between the strike price of the put option contract and the strike price of the call option contract, no cash is exchanged between the Company and the counterparties of the Options.
          The following table presents information about the Options as of December 31, 2009:

		Weighted-Average Price(b)
	Percentage (a)	Floor	Ceiling

For the period January 1, 2010 through March 31, 2010	80%	$3.25	$3.31
For the period April 1, 2010 through June 30, 2010	80%	$3.17	$3.23
For the period July 1, 2010 through September 30, 2010	80%	$3.03	$3.09
For the period October 1, 2010 through December 31, 2010	80%	$2.69	$2.75
For the period January 1, 2011 through March 31, 2011	53%	$2.72	$2.78
For the period April 1, 2011 through June 30, 2011	27%	$2.74	$2.80

(a)	Represents the estimated percentage of the Company’s forecasted earnings subject to fuel price variations at the time of purchase.
(b)	Weighted-average price is the Company’s estimate of the retail price equivalent of the underlying strike price of the fuel price derivatives.
MASTERCARD SEGMENT
          In addition to our proprietary closed retail fuel and vehicle maintenance network, we also issue corporate MasterCard products. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality. The MasterCard product can be sold jointly with the fleet card product to offer a total payment solution to companies. Additionally, our single use account MasterCard product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order systems.
Products and Services
          Corporate charge card
          Our corporate MasterCard charge card provides commercial travel and entertainment and purchase capabilities to businesses that benefit from our information management functionality. The MasterCard product can be sold jointly with the fleet card product to offer a total corporate payment solution to companies.
          Single use account
          Our single use account MasterCard service allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our single use account service is used for transactions where no card is presented, including, for example, transactions conducted over the telephone, by mail, fax or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations. Under this program, each transaction is assigned a unique MasterCard account number and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts, tracks, settles and reconciles purchases more easily, while eliminating the risks associated with using multiple cards.
Marketing Channels
          We market our MasterCard-branded corporate payment solutions directly to our customers in conjunction with our fleet offerings, as well as potential new clients with whom we have no existing relationship. We leverage the marketing and advertising efforts of MasterCard, Inc. Our corporate MasterCard products are marketed to commercial and government organizations.
OTHER ITEMS
Employees
          As of December 31, 2009, Wright Express Corporation and its subsidiaries had 725 employees, of which, 687 were located in the United States. None of our employees are subject to a collective bargaining agreement.

Competition
          We have a strong competitive position in our Fleet and MasterCard segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face considerable competition in both of our operating segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our Fleet segment and in the corporate charge card category of our MasterCard segment.
          The most significant competitive factors are breadth of features, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”
Technology
          We believe investment in technology is a crucial step in enhancing our competitive position in the market place. Our proprietary software captures comprehensive information from the more than 180,000 fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to avoid dependence on third-party processors in the Fleet segment and to respond rapidly to changing customer needs with system upgrades and new specifications, while maintaining our security in a SAS 70 certified environment. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.
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
          Restrictions on dividends
          The FRA also limits the dividends FSC may pay to the Company. In addition, FSC is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. A state or federal regulatory authority can determine, under certain circumstances relating to the financial condition of a bank, that the payment of dividends would be an unsafe or unsound practice and can prohibit payment. FSC may not pay a dividend to the Company if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits an industrial bank to pay dividends only from undivided earnings.
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
Segments and Geographic Information
          For an analysis of financial information about our segments as well as our geographic areas, see Item 8 – Note 21 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
          Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
          The Company’s Internet site and the information contained on it are not incorporated into this Form 10-K.

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
          In 2009, approximately 57 percent of our total revenues were attributable to fees paid to us by fuel and vehicle maintenance providers based on a negotiated percentage of the purchase price paid by our customers. Our customers primarily purchase fuel. Accordingly, our revenues are largely dependent on fuel prices, which are prone to significant volatility. For example, we estimate that during 2009, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately a $7.5 million decline in 2009 revenue. Declines in the price of fuel could have a material adverse effect on our total revenues.
          Fuel prices are dependent on several factors, all of which are beyond our control. These factors include, among others:
•	supply and demand for oil and gas, and expectations regarding supply and demand;
•	speculative trading;
•	actions by major oil exporting nations;
•	political conditions in other oil-producing and gas-producing countries, including insurgency, terrorism or war;
•	refinery capacity;
•	weather;
•	the prices of foreign exports and the availability of alternate fuel sources;
•	value of the U.S. dollar vs. other major currencies;
•	general worldwide economic conditions; and
•	governmental regulations and tariffs.
Derivative transactions may not adequately stabilize our cash flows and may cause volatility in our earnings.
          Because the majority of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in Item 1. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services and the percent fee we will earn from merchants. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts will be recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
In an increasing interest rate environment, interest expense on the variable rate portion of our borrowings on our credit facility would increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $128 million of indebtedness outstanding at December 31, 2009, under our credit agreement, of which $70 million bears interest at rates that vary with changes in overall market interest rates. Rising interest rates would result in reduced net income.
          The certificates of deposit that our industrial bank subsidiary uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed to finance payments primarily to oil companies. In a rising interest rate environment, FSC would not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates would result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2009, FSC had outstanding $308.3 million in certificates of deposit maturing within one year and $106.7 million in certificates of deposit maturing within one to two years.

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
          We face and may continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more difficult for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we use alternative pricing to encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
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
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 19 percent of our total revenues in 2009. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
          Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected.
We are exposed to risks associated with operations outside of the United States, which could harm both our domestic and international operations.
          We conduct operations in Canada, Europe, New Zealand and Australia. As part of our business strategy and growth plan, we plan to expand our international sales as we obtain relationships with organizations outside of the United States. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, there are many barriers to competing successfully in the international market, including:
•	changes in the relations between the United States and foreign countries;
•	actions of foreign or United States governmental authority affecting trade and foreign investment;
•	regulations on repatriation of funds;
•	increased infrastructure costs including complex legal, tax, accounting and information technology laws and treaties;
•	interpretation and application of local laws and regulations;
•	enforceability of intellectual property and contract rights;
•	potentially adverse tax consequences; and
•	local labor conditions and regulations.
          We cannot assure you that our investments outside the United States will produce desired levels of revenue or that one or more of the factors listed above will not harm our business.

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
          In addition, demand for fuel and other vehicle products and services may be reduced by other factors that are beyond our control, such as the implementation of fuel efficiency standards and the development by vehicle manufacturers and adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources.
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
Volatility in the financial markets may negatively impact our ability to access credit.
          Adverse conditions in the credit market may limit our ability to access credit at a time when we would like to or need to do so. Our revolving credit facility expires in May 2012, when the outstanding balance will be due. Any limitation of availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.

The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis. These funds are used to support our payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by the Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Furthermore, Wright Express could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the state of Utah or the federal government, may significantly affect or restrict the manner in which the Company conducts business in the future.
We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation.
          We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. Attempts by experienced programmers or “hackers” to penetrate our network security could misappropriate our proprietary information or cause interruptions in our WEXOnline® web site. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Moreover, any security breach or inadvertent transmission of information about our customers could expose us to liability and/or litigation and cause damage to our reputation.
We may incur substantial losses due to fraudulent use of our charge cards.
          Under certain circumstances, when we fund customer transactions, we bear the risk of substantial losses due to fraudulent use of our charge cards. We do not maintain any insurance to protect us against any such losses.
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
          Historical transactions involving Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation), our former corporate parent, and our other former affiliates such as Realogy Corporation and Wyndham Worldwide Corporation, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Avis Budget Group, Inc., as well as government regulatory organizations. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis Budget Group, Inc., or its successor or its current or former affiliates, could adversely affect our financial statements.
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
If we engage in acquisitions, we will incur costs and may never realize the anticipated benefits of the acquisitions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 86,000 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Salt Lake City, Utah to support our bank operations and a second call center location. We lease 4,000 square feet in Louisville, Kentucky to support TelaPoint. We lease 10,000 square feet of space in Salem, Oregon to support Pacific Pride, a wholly owned subsidiary of Wright Express. We lease 5,800 square feet of space in Auckland, New Zealand to support Wright Express International. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 – Note 18 of our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2009. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the three months ended December 31, 2009.

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
Market Information
          The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2008
First quarter	$35.38	$24.98
Second quarter	$34.75	$24.78
Third quarter	$32.46	$22.14
Fourth quarter	$30.96	$8.21

2009
First quarter	$18.77	$10.72
Second quarter	$28.12	$17.51
Third quarter	$32.14	$22.58
Fourth quarter	$32.72	$27.39

          As of February 23, 2010, the closing price of our common stock was $29.99 per share, there were 38,213,657 shares of our common stock outstanding and there were 6 holders of record of our common stock.
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
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

October 1 – October 31, 2009	—	$—	—	$66,990,242
November 1 – November 30, 2009	—	$—	—	$66,990,242
December 1 – December 31, 2009	—	$—	—	$66,990,242

Total	—	$—	—

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

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

	Year ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005(a)

Income statement information
Total revenues	$318,224	$393,582	$336,128	$291,247	$241,333
Total operating expenses	$200,074	$232,150	$184,036	$156,144	$134,716
Financing interest expense	$6,210	$11,859	$12,677	$14,447	$12,966
Net realized and unrealized (losses) gains on fuel price derivatives	$(22,542)	$55,206	$(53,610)	$(4,180)	$(65,778)
Net income	$139,659	$127,640	$51,577	$74,609	$18,653
Basic earnings per share	$3.65	$3.28	$1.29	$1.85	$0.46
Weighted average basic shares of common stock outstanding	38,303	38,885	40,042	40,373	40,194

Balance sheet information, at end of period
Total assets	$1,499,662	$1,611,855	$1,785,076	$1,551,015	$1,448,295
Liabilities and stockholders’ equity
All liabilities except preferred stock	$1,048,346	$1,307,193	$1,570,817	$1,357,888	$1,335,682
Preferred stock	10,000	10,000	10,000	10,000	10,000
Total stockholders’ equity	441,316	294,662	204,259	183,127	102,613

Total liabilities and stockholders’ equity	$1,499,662	$1,611,855	$1,785,076	$1,551,015	$1,448,295

(a)	2005 includes several costs related to the IPO and the first year of being a publicly traded, stand-alone entity, which may impact the comparability to subsequent year’s results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2009 Highlights and Year in Review
          During 2009, we focused on growing our customer base, customer retention and cost containment. As a result of our efforts, we increased the size of our fleet portfolio and grew our MasterCard segment to a purchase volume of over $3 billion for the year. Our credit losses were significantly reduced as we refined our credit and collection procedures. Our results for the year were impacted by the following significant events and accomplishments:
•	The United States economy was in a recession during most of 2009 and faced many challenges that directly impacted our business. During 2009 we experienced a reduction in our fleet segment volume as compared to previous years.

•	Our MasterCard segment grew to $3.1 billion in purchase volume for the year. This increase is primarily due to our single use account product used for online travel.

•	We entered into the Tax Receivable Prepayment Agreement with Realogy Corporation (“Realogy”) in June 2009. We paid Realogy $51 million, less our bank fees and legal expenses, as a prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were recorded on our balance sheet at approximately $187 million and this transaction resulted in a gain of approximately $136 million. We remain obligated to pay the portion of the obligation under our tax receivable agreement that was assigned to Wyndham Worldwide Corporation (“Wyndham”).

•	During the fourth quarter of 2008, we began processing transactions for fleets in the Federal Government’s General Services Administration (“GSA”). As a result we added 278,000 federal fleet vehicles using our fuel purchase, vehicle maintenance and accident management services. During 2009 we processed 7.8 million transactions in connection with the GSA contract.

•	Credit losses, when we combine both the Fleet and MasterCard segments, were approximately $27 million lower than 2008, for a total of $17.7 million. Credit losses for 2009 were within our historical range.

•	Fuel prices averaged $2.39 per gallon during 2009. Fuel prices averaged $3.47 per gallon during 2008. As of December 31, 2009, the price of fuel increased, resulting in an unrealized loss of $43 million for the year.

Outlook for the Future
          Looking forward, we anticipate the following:
•	We expect a stable economic environment during 2010; therefore we expect transaction volume within our installed customer base will be slightly negative to slightly positive compared to 2009.

•	Our provision for credit losses is one of the most volatile expenses in our business. While we have over $800 million in accounts receivable at December 31, 2009, the credit we extend is not revolving which limits our exposure to credit losses as compared to businesses which have consumer exposure or revolving credit arrangements. Nearly all of our receivables are due in full within 30 days or less. We tightly manage credit lines and monitor customer payments. We are estimating credit losses in our fleet segment to be in the range of 18 to 23 basis points of payment processing transaction expenditures for 2010.

•	We will continue to invest in our fuel card processing software solutions that will give us a presence in select geographic markets around the world. We seek to develop long term relationships with large oil companies currently operating in the international arena, in order to increase the overall portfolio value through an outsourced processing and information management solution.

Results of Operations
YEAR ENDED DECEMBER 31, 2009, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008
FLEET SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet segment:

			Increase
(in thousands)	2009	2008	(decrease)

Service Revenues
Payment processing revenue	$182,530	$272,501	(33)%
Transaction processing revenue	17,532	19,339	(9)%
Account servicing revenue	36,943	30,573	21%
Finance fees	32,321	30,716	5%
Other	8,447	9,902	(15)%

Total service revenues	277,773	363,031	(23)%

Product Revenues
Hardware and equipment sales	3,244	3,579	(9)%

Total revenues	281,017	366,610	(23)%

Total operating expenses	176,438	211,550	(17)%

Operating income	104,579	155,060	(33)%

Financing interest expense	(6,210)	(11,859)	(48)%
Loss on foreign currency transactions	(40)	—	—
Gain on settlement portion of amounts due under tax receivable derivatives agreement	136,485	—	—
Net realized and unrealized gains (losses) on fuel price derivative instruments	(22,542)	55,206	(141)%
(Increase) decrease in amount due under tax receivable agreement	(599)	(9,014)	(93)%

Income before taxes	211,673	189,393	12%
Income taxes	80,436	65,908	22%

Net income	$131,237	$123,485	6%

			Increase
(in thousands, except per transaction and per gallon data)	2009	2008	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	204,147	216,193	(6)%
Average expenditure per payment processing transaction	$48.71	$69.80	(30)%
Average price per gallon of fuel	$2.39	$3.47	(31)%

Transaction processing revenue:
Transaction processing transactions	55,921	60,831	(8)%

Account servicing revenue:
Average number of vehicles serviced	4,648	4,492	3%

          Payment processing revenue decreased $90.0 million for 2009, as compared to 2008. This decrease is primarily due to a 31 percent decrease in the average price per gallon of fuel as well as a 6 percent decrease in the number of payment processing transactions. A majority of our contracts contain both a fixed fee and a percentage fee component. The remainder of our contracts have just a percentage fee component. This combined fixed fee and percentage fee structure reduces the impact of fuel price volatility on our payment processing revenues. Payment processing transactions were down as a result in the economic recession during the year.
          Transaction processing revenue decreased $1.8 million for 2009, as compared to 2008. This decrease in revenue is due primarily to one customer changing from transaction processing to payment processing,

          Account servicing revenue increased $6.4 million for 2009, as compared to 2008. This increase is due both to our expansion into international markets following our August 2008 acquisition of Financial Automation Limited and our WEXSmartTM telematics program.
          Our finance fees have increased $1.6 million for 2009, as compared to 2008. During December of 2008, we adjusted our late fee charged to delinquent customers to encourage timely payments. While delinquencies declined, our adjustment to late fees still caused finance fees to increase, contributing approximately $12 million during 2009. This increase in revenue was largely offset by a decline in delinquent balances due to an improvement in aging and lower receivable balances, as compared to the same period in the prior year.
          The following table compares selected expense line items within our Fleet segment:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Salary and other personnel	$72,256	$63,899	13%
Service fees	$12,895	$10,669	21%
Provision for credit loss	$15,854	$42,971	(63)%
Depreciation and amortization	$21,721	$19,483	11%
Operating interest expense	$11,723	$32,148	(64)%

•	Salary and other personnel expenses increased $8.4 million over last year. This increase is primarily due to higher stock-based compensation and short-term incentive program bonuses for 2009 over 2008, as we did not pay bonuses under our short-term incentive program in the prior year, as program targets were not achieved.
•	Service fees increased $2.2 million for 2009. This increase is primarily due to professional service fees for legal and accounting work related to costs associated with our international activities and our WEXSmartTM telematics program.
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 15.9 basis points of Fuel Expenditures for 2009, compared to 28.5 basis points of Fuel Expenditures for 2008. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the period is the amount necessary to bring the reserve to its required level after charge offs. Provision for credit loss decreased $27.1 million for the year ended December 31, 2009, as compared to the same period in 2008. Approximately $11 million of this decrease is associated with lower fuel expenditures, primarily as a result of decreases in the price of fuel. Improvements in receivables aging and ultimate charge offs as well as strong recoveries on previously charged off accounts accounted for the remainder of the change.

•	Depreciation and amortization expenses increased $2.2 million. This increase is primarily due to higher depreciation expense as a result of additional expenditures for internally-developed software. We continue to carefully monitor the recoverability of software asset values.

•	Operating interest expense relates to our deposits and borrowed federal funds. This interest expense decreased $20.4 million during 2009, compared to 2008. We finance the receivables arising from our payment processing transactions with our operating debt (deposits and borrowed federal funds). Our average debt balance for 2009 totaled $434.5 million as compared to our average debt balance of $664.6 million for 2008. This resulted in approximately a $10 million decrease in operating interest. Our operating interest expense is also lower due to a decrease in weighted average interest rates to 2.2 percent in 2009 from 4.3 percent in 2008. The decrease in interest rates reduced operating interest expense year over year by approximately $9 million.

          During 2009, we incurred $0.8 million in impairment charges related to partially completed internal-use software. During 2008, we incurred a $1.5 million impairment charge related to partially completed internal-use software. These non-cash charges for both years have been included in occupancy and equipment expense.
          Financing interest expense is related primarily to our revolving credit facility and secondarily, to our preferred stock that we issued as part of our initial public offering. Interest expense for 2009 decreased $5.6 million from 2008, due to lower interest rates and a reduction in the outstanding balance on our revolving credit facility.
          We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. We recognized an unrealized loss of $43.1 million in 2009 compared to unrealized gain of $90.9 million in 2008. We recognized a realized gain of $20.6 million in 2009 and a realized loss of $35.7 million in 2008.
          Our effective tax rate was 38.0 percent for 2009 and 34.8 percent for 2008. Our effective tax rate may fluctuate due to changes in the mix of earnings among legal entities. Our tax rate also fluctuates due to the impacts that rate mix changes have on our net deferred tax assets. Adjustments to net deferred tax assets for rate changes can cause volatility in our effective tax rates. The 2009 provision for income taxes reflects losses incurred in foreign jurisdictions where no benefits are recognized. The 2008 provision for income taxes reflects a net benefit of approximately $8.9 million as a result of rate change impacts on the deferred tax asset balance. These rate changes also increased the associated liability to Avis, resulting in a $9.0 million charge to non-operating expense in 2008. Changes in the price of fuel which impacts our fuel price derivatives and changes in the mix of earnings between our legal entities, especially between U.S. and international subsidiaries, may cause fluctuations in our effective tax rates.

MASTERCARD SEGMENT
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

			Increase
(in thousands)	2009	2008	(decrease)

Service Revenues
Payment processing revenue	$33,090	$24,940	33%
Account servicing revenue	58	58	—
Finance fees	495	327	51%
Other	3,564	1,647	116%

Total revenues	37,207	26,972	38%

Total operating expenses	23,636	20,600	15%

Operating income	13,571	6,372	113%
Income taxes	5,149	2,217	132%

Net income	$8,422	$4,155	103%

			Increase
(in thousands)	2009	2008	(decrease)

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$3,082,779	$2,404,646	28%

          Payment processing revenue increased approximately $8.2 million over 2008, primarily due to additional business derived from our single use account product. Our MasterCard purchase volume grew by over $678 million in 2009 compared to 2008.
          Other revenue increased during 2009 as the volume of cross-border fees increased over the prior year. These fees are primarily associated with our single use account product being used for online travel. This increase is offset by an increase in associated service fees expense.
          Operating expenses increased by $3.0 million during 2009 primarily due to the following:
•	Service fees increased by $5.1 million as compared to 2008 due to higher purchase volumes.

•	Operating interest decreased $1.3 million primarily due to lower interest rates.

•	Credit loss reserve expense decreased $0.2 million. We measure our credit loss performance by calculating credit losses as a percentage of total card purchases. This metric for credit losses was 6.0 basis points of total MasterCard purchase volume for 2009 compared to 8.5 basis points for 2008.

YEAR ENDED DECEMBER 31, 2008, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007
FLEET SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet segment:

			Increase
(in thousands)	2008	2007	(decrease)

Service Revenues
Payment processing revenue	$272,501	$236,629	15%
Transaction processing revenue	19,339	14,452	34%
Account servicing revenue	30,573	26,697	15%
Finance fees	30,716	26,509	16%
Other	9,902	9,053	9%

Total service revenues	363,031	313,340	16%

Product Revenues
Hardware and equipment sales	3,579	278	1187%

Total revenues	366,610	313,618	17%

Total operating expenses	211,550	167,229	27%

Operating income	155,060	146,389	6%

Financing interest expense	(11,859)	(12,677)	(6)%
Loss on extinguishment of debt	—	(1,572)	(100)%
Net realized and unrealized gains (losses) on fuel price derivatives	55,206	(53,610)	(203)%
(Increase) decrease in amount due under tax receivable agreement	(9,014)	78,904	(111)%

Income before taxes	189,393	157,434	20%
Income taxes	65,908	109,510	(40)%

Net income	$123,485	$47,924	158%

			Increase
(in thousands, except per transaction and per gallon data)	2008	2007	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	216,193	210,714	3%
Average expenditure per payment processing transaction	$69.80	$57.94	20%
Average price per gallon of fuel	$3.47	$2.84	22%

Transaction processing revenue:
Transaction processing transactions	60,831	38,804	57%

Account servicing revenue:
Average number of vehicles serviced	4,492	4,390	2%

          Payment processing revenue increased $35.9 million for 2008, as compared to 2007. This increase is primarily due to a 22 percent increase in the average price per gallon of fuel as well as a 3 percent increase in the number of payment processing transactions. Unprecedented changes in the price of fuel during the course of the year, specifically during the second and third quarters when average fuel prices were as high as more than four dollars per gallon, drove most of the increased payment processing revenue. These historically high fuel prices influenced the behavior of both our customers and our merchants. In some instances as 2008 progressed, we renegotiated agreements which offered higher rebates to certain customers. In other instances we renegotiated agreements with our merchants to change our pricing with them to include both a fixed fee component and a percentage fee component. The new pricing reduces the impact fuel price volatility has on our payment processing revenues.
          During 2008, our transaction processing transactions increased by $22.0 million over the prior year. The increase in revenue, as well as the increase in transaction processing transactions, is due primarily to the acquisition of Pacific Pride during the first quarter of 2008.
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
          The following table compares selected expense line items within our Fleet segment:

			Increase
(in thousands)	2008	2007	(decrease)

Expense
Salary and other personnel	$63,899	$62,145	3%
Service fees	$10,669	$6,807	57%
Provision for credit loss	$42,971	$19,770	117%
Depreciation and amortization	$19,483	$14,299	36%
Operating interest expense	$32,148	$31,490	2%

•	Salary and other personnel expenses increased $1.8 million over last year. These expenses were approximately $3.6 million higher due to a full year of expense from our TelaPoint subsidiary compared to five months in 2007 and the addition of Pacific Pride and Wright Express International during 2008. Offsetting this increase was a reduction in our cash bonus of $2.5 million.
•	Service fees increased $3.9 million for 2008. Professional service fees for legal and accounting work were approximately $3.0 million higher year over year as we incurred costs associated with a potential acquisition that did not materialize, investigated additional market opportunities and filed franchise disclosure documents on behalf of our Pacific Pride subsidiary.
•	Provision for credit losses increased $23.2 million over last year. We measure our credit loss performance by calculating credit losses as a percentage of total expenditures on payment processing transactions (“Total Expenditures”). This metric for credit losses was 28.5 basis points of Total Expenditures for 2008 compared to 16.3 basis points of Total Expenditures for 2007. This increase was predominantly due to higher charge-offs as a result of the weakening United States economy. This translated to additional credit loss expense of approximately $16 million. The remaining change in our credit loss expense year over year is primarily related to higher accounts receivable balances associated with higher fuel prices.

•	Depreciation and amortization expenses increased $5.2 million. The amortization associated with the intangible assets acquired with the August 2007 purchase of TelaPoint, the February 2008 purchase of Pacific Pride and the August 2008 purchase of Financial Automation Limited resulted in an increase of $3.8 million. The remaining increase is primarily due to higher depreciation expense as a result of additional expenditures for internally-developed software.

•	Operating interest increased $0.7 million compared to 2007. The average balance of our receivables, and therefore, our operating debt, was higher than prior year due to the exceptionally high fuel prices during 2008. Our average debt balance for 2008 totaled $664.6 million as compared to our average debt balance of $544.7 million for 2007. This resulted in approximately $6.4 million of additional operating interest. This increase in our operating interest expense due to higher average debt balances was more than offset by a decrease in weighted average interest rates to 4.3 percent in 2008 from 5.3 percent in 2007. The decrease in interest rates reduced operating interest expense year over year by approximately $6.7 million.
          In the fourth quarter of 2008, we incurred a $1.5 million impairment charge related to partially completed internal-use software. This non-cash charge was related to product development for the construction vertical. The impairment charge has been included in occupancy and equipment expense.
          Financing interest expense decreased $0.6 million from 2007, primarily due to lower interest rates.
          On our fuel price derivative instruments, we recognized unrealized gains of $90.9 million in 2008 compared to unrealized losses of $37.1 million in 2007. We recognized realized losses of $35.7 million in 2008 and $16.5 million in 2007.
          Our effective tax rate was 34.8 percent for 2008 and 69.6 percent for 2007. The 2008 provision for income taxes reflects a net benefit of approximately $8.9 million as a result of rate change impacts on the deferred tax asset balance. These rate changes also increased the associated liability to Avis, resulting in a $9.0 million charge to non-operating expense in the current year.

          The unusual 2007 rate was attributable to the State of Maine’s enactment of a law which changed the State’s rules for apportioning income related to the performance of services. The new law effectively reduced taxable income or loss allocable to the State of Maine which lowered our blended state income tax rate which then decreased our deferred tax assets. This resulted in a charge to the provision for income taxes in the second quarter of 2007 of approximately $80.9 million. The lower projected overall tax rate in 2007, in turn, decreased the expected benefit we will realize from the increased tax basis generated by our separation from Avis. Accordingly, the related contractual liability to Avis recorded in connection with the tax receivable agreement decreased by approximately $78.9 million during the second quarter of 2007.

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

          Payment processing revenue increased approximately $4.1 million over 2007, primarily due to additional business driven by new customers on our single use account service. Our MasterCard purchase volume grew by over $560 million in 2008 compared to 2007.
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

Liquidity, Capital Resources and Cash Flows

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

          During 2009, we used approximately $78.3 million in management operating cash as compared to generating approximately $272.1 million in 2008 and $53.2 million in 2007. The significant change in 2009 is attributable to activity at our bank subsidiary, FSC, which utilizes certificates of deposit to finance our accounts receivable. At the end of 2008, FSC was overfunded by approximately $140 million. This overfunding was the result of lower receivable balances brought about by the rapid decline in fuel prices during the second half of 2008. During the first quarter of 2009 this overfunding was eliminated. Hence, there was a significant decrease in outstanding certificates of deposit as 2008 amounts matured. Additionally, during the second quarter of 2009, we prepaid a portion of our liabilities under our tax receivable agreement for $51 million, which resulted in a pre-tax gain of approximately $136 million. We anticipate, as we enter 2010, that we will return to reporting favorable management operating cash movements.
The significant increase in management operating cash in 2008, as compared to 2007, is largely due to an approximately $670 million drop in our accounts receivable balances in the fourth quarter of 2008 (see above). Our excess cash position at the end of 2008 diminished in the first half of 2009 as certificates of deposit matured during the first quarter of 2009.
          2009 Highlights
•	During 2009, we reduced the outstanding balance on our revolving credit facility by $43 million.

•	We used $6.3 million during 2009 to acquire our own common stock.

•	We paid Realogy $51 million, less our bank fees and legal expenses, as a prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were recorded on our balance sheet at approximately $187 million and this transaction resulted in a gain of approximately $136 million. We remain obligated to pay Wyndham the remainder of the obligation under our tax receivable agreement.

•	During 2009, we had approximately $18 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality. We expect total capital expenditures for 2010 to be approximately $20 to $25 million. Our capital spending is financed primarily through internally generated funds.

          2008 Highlights
•	We used approximately $41 million from our credit facility for the acquisition of Pacific Pride and Financial Automation Limited. During the fourth quarter of 2008, we used excess cash to pay down approximately $30 million on our credit facility to a balance of $170.6 million at the end of the year.

•	We used $39 million during 2008 to acquire our own common stock.

•	We had approximately $16 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality.
          2007 Highlights
•	We entered into a new credit agreement and repaid the term loan that we entered into at the time of our IPO. The net cash provided from our financing debt was $47 million. We borrowed approximately $40 million for the acquisition of TelaPoint during the third quarter of 2007.

•	We used approximately $38 million as part of the new share repurchase program during 2007.

•	We had approximately $20 million of capital expenditures, $17 million of which was cash. The 2007 capital expenditures included a financing agreement for approximately $3 million for a software license which we capitalized.
Management Operating Cash
          The table below reconciles net cash provided by (used for) operating activities to management operating cash:

2008 Cash Utilization Summary
2007 Cash Utilization Summary

	Year ended December 31,
(in thousands)	2009	2008	2007

Net cash provided by (used for) operating activities	$(33,167)	$339,179	$(92,089)
Purchases of fleet card receivables	—	—	(1,922)
Net (decrease) increase in deposits	(116,859)	(58,943)	204,390
Net (decrease) increase in borrowed federal funds	71,723	(8,175)	(57,221)

Management operating cash	$(78,303)	$272,061	$53,158

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
          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.35 percent to 4.00 percent as of December 31, 2009, as compared to fixed interest rates ranging from 2.85 percent to 5.45 percent as of December 31, 2008 and 4.50 percent to 5.45 percent as of December 31, 2007. As of December 31, 2009, we had approximately

$415.0 million of certificates of deposit outstanding at a weighted average rate of 1.25 percent, compared to $532.0 million of certificates of deposit at a weighted average rate of 3.85 percent as of December 31, 2008, and approximately $599.0 million of certificates of deposit outstanding at a weighted average rate of 5.16 percent as of December 31, 2007.
          FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2009, certificates of deposit were in denominations of $250,000 or less, corresponding to the increase in the FDIC insurance limits to $250,000 as authorized by the Emergency Economic Stabilization Act of 2008. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence. We believe that our certificates of deposit are paying competitive yields and that there continues to be consumer demand for these instruments.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts. We had $8.3 million of these deposits on hand at December 31, 2009, $8.1 million at December 31, 2008, and $5.3 million at December 31, 2007.
          FSC also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our outstanding federal funds lines of credit were $155 million during 2009 and 2008 and $160 million during 2007. We have approximately $71.7 million in lines of credit on a federal funds rate basis as of December 31, 2009.
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
          Our credit facility provides a $450 million revolving line-of-credit. Borrowings on the revolving line-of-credit bear interest equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on our consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on our consolidated leverage ratio. The revolving line-of-credit facility expires in May 2012, when the outstanding balance will be due. Our revolving credit facility had an available balance of approximately $320 million at December 31, 2009.
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement limits us to a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.
          In addition to the financial covenants, the credit agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2009, and expect to continue to be.
          Our fuel price derivatives are currently in a gain position due to the decline in oil prices during the fourth quarter of 2008. Even with the increases during 2009, the current fuel price is still below the floor prices set in the previous year. As a result, we have an asset related to these derivatives of approximately $6.2 million.
          We have entered into an interest rate swap arrangement that effectively converts $50 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 1.35 percent. This arrangement will expire in July of 2011.
          Our long-term cash requirements consist primarily of amounts due to Wyndham as part of our tax receivable agreement. As a consequence of our separation from Avis, we increased the tax bases of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us to reduce the amount of future tax payments to the extent that we generate sufficient taxable income. We were contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. We expect to fund these payments with the cash savings realized as a result of the Tax Basis Increase. Therefore, our current and expected operating cash flows attributable to the Tax Basis Increase are not expected to have a significant impact on us.

          Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006, by and among Avis, Realogy, Wyndham and Travelport Inc., Realogy acquired from Cendant the right to receive 62.5 percent of the payments by us to Cendant and Wyndham acquired from Cendant the right to receive 37.5 percent of the payments by us to Cendant under the 2005 Tax Receivable Agreement.
          On June 26, 2009, we entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which we paid Realogy $51 million, less our bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were previously valued at $187.5 million and this transaction resulted in a gain of $136.5 million. In connection with the Tax Receivable Prepayment Agreement with Realogy, we entered into a Ratification Agreement on June 26, 2009, (the “Ratification Agreement”) with Avis, Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 percent of the future tax savings related to the Tax Basis Increase to Wyndham.
          As a result of the Tax Receivable Prepayment Agreement, we will be entitled to receive, without obligation to a third party, a greater proportion of the future estimated tax benefit of the Tax Basis Increase. This will be reflected over time in increases in operating cash.
          We currently have authorization from our Board to purchase up to $150 million of our common stock up to July 25, 2010. Through December 31, 2009, we have used $83.0 million of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our credit facility. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
          Management believes that we can adequately fund our cash needs during the next 12 months.
Off-balance Sheet Arrangements
          We have the following off-balance sheet arrangements as of December 31, 2009:
•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•	Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $2.8 billion of commitments to extend credit at December 31, 2009, as part of established lending product agreements. These amounts may increase or decrease during 2010 as we extend or contract credit to customers, subject to our appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can increase or decrease our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit and borrowed federal funds.

•	Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments based on any unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2009, we had no unsecured credit nor had we posted a letter of credit for collateral as these instruments were in an unrealized gain position. We have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

Contractual Obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2009, for the periods specified:

					2014 and
(in thousands)	2010	2011	2012	2013	Thereafter	Total

Operating leases:
Facilities	$2,135	$1,941	$1,751	$1,751	$7,909	$15,487
Equipment, including vehicles	1,959	1,390	943	54	3	4,349
Preferred stock (a)	183	183	183	183	10,275	11,007
Revolving line-of-credit (b)	—	—	128,000	—	—	128,000
Tax receivable agreement	7,943	8,130	8,483	8,883	74,314	107,753
Deposits	308,266	106,730	—	—	—	414,996
Borrowed federal funds	71,723	—	—	—	—	71,723
Interest rate swap arrangements (c)	538	314	—	—	—	852
Purchase obligations:
Technology services	2,132	1,075	—	—	—	3,207

Total	$394,879	$119,763	$139,360	$10,871	$92,501	$757,374

(a)	Assumes December 31, 2009, rate of 1.79% and redemption on February 22, 2015. See Item 8 – Note 13, Preferred Stock.
(b)	Our revolving line-of-credit is set to expire in May of 2012. Amounts in table exclude interest payments. See Item 8 – Note 11, Financing Debt.
(c)	Payments on interest rate swap arrangements have been estimated using the December 31, 2009 LIBOR rates. Any change to this rate will impact future payments.

Application of Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. Our consolidated financial statements are based on the selection and application of critical accounting policies and estimates, the most significant of which are included in the tables below.
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

Reserves for these losses are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (i.e. current, 30 days, 60 days, 90 days) over historical periods and average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due or declaration of bankruptcy by the customer.

Also, the reserve reflects management’s judgment regarding overall reserve adequacy. Management considers whether to adjust the reserve that is calculated by the analytic model based on other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable.

As of December 31, 2009, we have estimated a reserve for credit losses which is 1.3 percent of the total gross accounts receivable balance. An increase to this reserve by 0.5 percent to approximately1.8 percent would increase the provision for credit losses for the year by $4.2 million. Conversely, a decrease to this reserve by 0.5 percent to approximately 0.8 percent would decrease the provision for credit losses for the year by $4.2 million.

Deferred Tax Asset Valuation

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Future realization of the tax benefit of existing deductible temporary differences is contingent upon our ability to generate sufficient future taxable income within the carry back and carry forward periods available under tax law. We have established a valuation allowance of $220 thousand against certain of our state net operating losses. A valuation allowance has been established for those state net operating losses that the Company believes it is more likely than not that they will not be utilized within the carry forward period. No other valuation allowances have been established at this time as management believes that it is more likely than not that the Company will realize the benefits of the other deferred tax assets.

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

At December 31, 2009, the Company had approximately $293 million of gross deferred tax assets. These deferred tax assets consisted primarily of temporary differences related to tax deductible goodwill. The Company also had gross deferred tax liabilities of approximately $109 million primarily consisting of temporary non-tax deductible goodwill with an indefinite reversal period.

A determination that no deferred tax assets would be realized at December 31, 2009, would require the establishment of additional valuation allowances determined without regard to existing deferred tax liabilities with indefinite reversal periods. This would increase the provision for income taxes by approximately $284 million. However, under the terms of the tax receivable agreement with Wyndham, to the extent that the Company was unable to utilize the tax benefits created as a consequence of the Company’s separation from Avis, as modified by the June 26, 2009 Ratification Agreement, the Company would realize a gain of approximately $91 million. Therefore, a valuation allowance against 100% of our deferred tax assets coupled with a like judgment concerning the likelihood of the payment of amounts owing to Wyndham, would decrease net income by approximately $193 million.

Acquired Intangible Assets and Goodwill

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. Our other acquired intangibles include assets that amortize; primarily software and customer relationships, and those that do not amortize; specifically trademarks and trade names. The annual review is performed as of October 1 of each year. Acquired intangible assets result from the allocation of the cost of an acquisition. Certain intangibles are not amortized; others are amortized to expense over time.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We generally validate the model by applying a market valuation approach – specifically considering other factors such as the fair value of comparable companies to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

We review the carrying values of the amortizing assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the perceived market price of the intangible, a significant adverse change in the way the asset is being used, or a history of operating or cash flow losses associated with the use of the intangible.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be relatively more impacted than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their expenditures. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations, cash flow, and liquidity and could result in an impairment of goodwill or intangible assets.

As of December 31, 2009, the Company had an aggregate of approximately $350 million on its balance sheet related to goodwill and intangible assets of acquired entities. Within this total, approximately $4 million of non-goodwill assets were classified as indefinite-lived, comprised principally of trademarks and trade names. While we currently believe that the fair value of all of our intangibles exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in significant impairment losses and/or amortization expense.

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

None of the derivatives that exist have readily determinable fair market values. Management determines fair value through alternative valuation approaches, primarily modeling that considers over-the-counter market quotations, time value and volatility factors and counterparty credit risk. On a periodic basis, management reviews the statements provided by the counterparty to ensure the fair market values are reasonable when compared to the market value of the underlying commodity.

As of December 31, 2009, the Company had established that the net fair value of the derivatives was an asset of approximately $6 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives.

Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

Changes to Accounting Policies
          None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments.
Interest Rate Risk
          At December 31, 2009, we had borrowings of $128.0 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 57.5 basis points. During 2009 we entered into an interest rate swap contract that ends in July 2012 that fixed the interest rate on $50 million of the variable rate revolving credit facility.
          The following table presents the impact of changes in LIBOR on projected financing interest expense for 2010 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in Item 7 in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected financing interest expense on variable rate portion of debt (one-month LIBOR equal to 0.29338% )	$205

Increases to LIBOR of:
2.00%	$1,400
5.00%	$3,500
10.00%	$7,000

(a)	Changes to financing interest expense presented in this table are based on interest payments on the revolving credit facility that bear interest based on one-month LIBOR, based on outstanding balance and rate at December 31, 2009.

Commodity Price Risk
          As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in fuel prices. We enter into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2011. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.
          The following table presents information about the Options:

			December 31,
			2009		2008
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate		Aggregate
	of Underlying	of Underlying	Notional		Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value	(gallons)	Fair Value

Fuel price derivative instruments – unleaded fuel
Options settling October 2010 – June 2011	$2.013	$2.073	5,836	(578)	—	—
Options settling July 2010 – March 2011	$1.953	$2.013	6,209	(754)	—	—
Options settling April 2010 – December 2010	$1.906	$1.966	4,642	(776)	—	—
Options settling January 2010 – September 2010	$2.860	$2.920	5,219	3,349	5,219	7,000
Options settling October 2009 – June 2010	$2.430	$2.490	5,302	1,418	7,860	7,938
Options settling July 2009 – March 2010	$2.443	$2.503	2,573	852	7,688	8,463
Options settling April 2009 – December 2009	$2.040	$2.100	—	—	7,822	5,687
Options settling January 2009 – September 2009	$1.970	$2.030	—	—	7,674	5,512
Options settling October 2008 – June 2009	$1.850	$1.910	—	—	4,831	3,097
Options settling July 2008 – March 2009	$1.733	$1.793	—	—	2,581	1,637

Total fuel price derivative instruments – unleaded fuel			29,781	3,511	43,675	39,334

Fuel price derivative instruments – diesel
Options settling October 2010 – June 2011	$3.000	$3.060	2,622	(437)	—	—
Options settling July 2010 – March 2011	$3.000	$3.060	2,790	(342)	—	—
Options settling April 2010 – December 2010	$2.936	$2.996	2,085	(292)	—	—
Options settling January 2010 – September 2010	$4.040	$4.100	2,345	2,186	2,345	2,561
Options settling October 2009 – June 2010	$3.515	$3.575	2,382	1,034	3,531	2,311
Options settling July 2009 – March 2010	$3.500	$3.560	1,156	492	3,454	2,391
Options settling April 2009 – December 2009	$2.975	$3.035	—	—	3,514	987
Options settling January 2009 – September 2009	$2.870	$2.930	—	—	3,448	863
Options settling October 2008 – June 2009	$2.865	$2.925	—	—	2,170	611
Options settling July 2008 – March 2009	$2.753	$2.813	—	—	1,160	236

Total fuel price derivative instruments – diesel			13,380	2,641	19,622	9,960

Total fuel price derivative instruments			43,161	6,152	63,297	49,294

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
(b)	The Options settle on a monthly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 25, 2010

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$39,304	$183,117
Accounts receivable (less reserve for credit losses of $10,660 in 2009 and $18,435 in 2008)	844,152	702,225
Income taxes receivable	—	7,903
Available-for-sale securities	10,596	12,533
Fuel price derivatives, at fair value	6,152	49,294
Property, equipment and capitalized software, net	44,991	44,864
Deferred income taxes, net	183,602	239,957
Goodwill	315,227	315,230
Other intangible assets, net	34,815	39,922
Other assets	20,823	16,810

Total assets	$1,499,662	$1,611,855

Liabilities and Stockholders’ Equity
Accounts payable	$283,149	$249,067
Accrued expenses	30,861	34,931
Income taxes payable	1,758	—
Deposits	423,287	540,146
Borrowed federal funds	71,723	—
Revolving line-of-credit facilities	128,000	170,600
Other liabilities	1,815	3,083
Amounts due under tax receivable agreement	107,753	309,366
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	10,000	10,000

Total liabilities	1,058,346	1,317,193

Commitments and contingencies (Note 18)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,167 in 2009 and 40,966 in 2008 shares issued; 38,196 in 2009 and 38,244 in 2008 shares outstanding	412	410
Additional paid-in capital	112,063	100,359
Retained earnings	412,138	272,479
Other comprehensive (loss) income, net of tax:
Net unrealized gain (loss) on available-for-sale securities	23	(53)
Net unrealized loss on interest rate swaps	(176)	(1,736)
Net foreign currency translation adjustment	(134)	(55)

Accumulated other comprehensive loss	(287)	(1,844)

Less treasury stock at cost, 2,971 shares in 2009 and 2,722 shares in 2008	(83,010)	(76,742)

Total stockholders’ equity	441,316	294,662

Total liabilities and stockholders’ equity	$1,499,662	$1,611,855

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007

Service Revenues
Payment processing revenue	$215,620	$297,441	$257,493
Transaction processing revenue	17,532	19,339	14,452
Account servicing revenue	37,001	30,631	26,767
Finance fees	32,816	31,043	26,885
Other	12,011	11,549	10,253

Total service revenues	314,980	390,003	335,850

Product Revenues
Hardware and equipment sales	3,244	3,579	278

Total revenues	318,224	393,582	336,128

Expenses
Salary and other personnel	75,123	66,969	65,014
Service fees	27,666	20,361	14,987
Provision for credit losses	17,715	45,021	20,569
Technology leasing and support	9,327	8,510	8,738
Occupancy and equipment	8,718	9,159	6,091
Advertising	4,974	5,283	4,711
Marketing	2,737	3,215	1,879
Postage and shipping	3,105	3,248	3,433
Communications	2,703	2,527	2,163
Depreciation and amortization	21,930	20,123	15,018
Operating interest expense	13,274	34,993	34,086
Cost of hardware and equipment sold	2,803	3,155	224
Other	9,999	9,586	7,123

Total operating expenses	200,074	232,150	184,036

Operating income	118,150	161,432	152,092

Financing interest expense	(6,210)	(11,859)	(12,677)
Loss on foreign currency transactions	(40)	—	—
Loss on extinguishment of debt	—	—	(1,572)
Gain on settlement of portion of amounts due under tax receivable agreement	136,485	—	—
Net realized and unrealized gains (losses) on fuel price derivatives	(22,542)	55,206	(53,610)
(Increase) decrease in amount due under tax receivable agreement	(599)	(9,014)	78,904

Income before income taxes	225,244	195,765	163,137

Income taxes	85,585	68,125	111,560

Net income	$139,659	$127,640	$51,577

Earnings per share:
Basic	$3.65	$3.28	$1.29
Diluted	$3.55	$3.22	$1.27

Weighted average common shares outstanding:
Basic	38,303	38,885	40,042
Diluted	39,364	39,787	40,751

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year ended December 31,
	2009	2008	2007

Number of common shares issued
Balance, beginning of period	40,966	40,798	40,430
Stock issued to employees exercising stock options	44	30	250
Stock issued to employees for vesting of restricted stock units	157	138	118

Balance, end of period	41,167	40,966	40,798

Common stock
Balance, beginning of period	$410	$408	$404
Stock issued to employees exercising stock options	—	—	3
Stock issued to employees for vesting of restricted stock units	2	2	1

Balance, end of period	412	410	408

Additional paid-in capital
Balance, beginning of period	100,359	98,174	89,325
Net adjustment resulting from tax impact of the initial public offering	7,358	(1,379)	—
Stock issued to employees exercising stock options	585	415	3,456
Tax benefit from employees’ stock option and restricted stock plans	(516)	113	3,023
Stock-based compensation	4,277	3,036	2,370

Balance, end of period	112,063	100,359	98,174

Retained earnings
Balance, beginning of period	272,479	144,839	93,262
Net income	139,659	127,640	51,577

Balance, end of period	412,138	272,479	144,839

Accumulated other comprehensive (loss) income
Balance, beginning of period	(1,844)	(1,451)	136
Changes in available-for-sale securities, net of tax effect of, $42 in 2009, $(3) in 2008 and $27 in 2007	76	(4)	49
Changes in interest rate swaps, net of tax effect of $904 in 2009, $(208) in 2008 and $(960) in 2007	1,560	(319)	(1,651)
Foreign currency translation	(79)	(70)	15

Net other comprehensive (loss) income adjustments	1,557	(393)	(1,587)

Balance, end of period	(287)	(1,844)	(1,451)

Treasury stock
Balance, beginning of period	(76,742)	(37,711)	—
Purchase of shares of treasury stock; 249 shares in 2009, 1,549 shares in 2008 and 1,173 shares in 2007	(6,268)	(39,031)	(37,711)

Balance, end of period	(83,010)	(76,742)	(37,711)

Total stockholders’ equity	$441,316	$294,662	$204,259

Comprehensive income
Net income	$139,659	$127,640	$51,577
Net other comprehensive (loss) income adjustments	1,557	(393)	(1,587)

Total comprehensive income	$141,216	$127,247	$49,990

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2009	2008	2007

Cash flows from operating activities
Net income	$139,659	$127,640	$51,577
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss (gain) on derivative instruments	43,142	(90,892)	37,074
Stock-based compensation	5,736	5,216	4,508
Depreciation and amortization	22,559	20,588	15,719
Loss on extinguishment of debt	—	—	1,572
Gain on settlement of portion of amounts due under tax receivable agreement	(136,485)	—	—
Loss on sale of investment	15	—	—
Deferred taxes	59,558	41,967	95,117
Provision for credit losses	17,715	45,021	20,569
Loss on disposal and impairment of property and equipment	44	108	—
Loss on impairment of internal-use software under development	814	1,538	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(159,623)	362,444	(286,236)
Other assets	(4,641)	(328)	(2,163)
Accounts payable	34,053	(156,463)	66,048
Accrued expenses	(1,651)	(1,105)	6,756
Income taxes	12,348	(4,934)	(4,147)
Other liabilities	(1,282)	(1,475)	364
Amounts due under tax receivable agreement	(65,128)	(10,146)	(98,847)

Net cash provided by (used for) operating activities	(33,167)	339,179	(92,089)

Cash flows from investing activities
Purchases of property and equipment	(17,848)	(16,111)	(16,624)
Sale of available-for-sale securities	7	—	—
Purchases of available-for-sale securities	(160)	(4,301)	(2,518)
Maturities of available-for-sale securities	2,194	1,255	1,123
Purchases of fleet card receivables	—	—	(1,922)
Purchase of trade name	—	(44)	—
Acquisitions, net of cash acquired	—	(41,613)	(40,806)

Net cash used for investing activities	(15,807)	(60,814)	(60,747)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	113	3,023
Repurchase of share-based awards to satisfy tax withholdings	(1,464)	(2,225)	(2,188)
Proceeds from stock option exercises	585	415	3,459
Net (decrease) increase in deposits	(116,859)	(58,943)	204,390
Net increase (decrease) in borrowed federal funds	71,723	(8,175)	(57,221)
Net (repayments) borrowings on 2007 revolving line-of-credit facility	(42,600)	(28,800)	199,400
Loan origination fees paid for 2007 revolving line-of-credit facility	—	(1,556)	(998)
Net repayments on 2005 revolving line-of-credit facility	—	—	(20,000)
Repayments on term loan	—	—	(131,000)
Repayments of acquired debt	—	—	(374)
Purchase of shares of treasury stock	(6,268)	(39,031)	(37,711)

Net cash (used for) provided by financing activities	(94,883)	(138,202)	160,780

Effect of exchange rates on cash and cash equivalents	44	(65)	15

Net change in cash and cash equivalents	(143,813)	140,098	7,959
Cash and cash equivalents, beginning of period	183,117	43,019	35,060

Cash and cash equivalents, end of period	$39,304	$183,117	$43,019

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
1.	Summary of Significant Accounting Policies
     Business Description
          Wright Express Corporation is a leading provider of payment processing and information management products and services to the United States commercial and government vehicle fleet industry. The Company provides products and services in the United States, Canada, New Zealand, Australia and Europe. Together with the Company’s affiliates, Wright Express markets its products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers. Wright Express also offers a MasterCard-branded corporate card.
     Basis of Presentation
          The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2009, 2008 and 2007, include the accounts of Wright Express and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
          For the years ended December 31, 2009 and 2008, hardware and equipment sales, marketing expense and cost of hardware and equipment sold exceeded the Company’s threshold for individual disclosure and were shown separately on the consolidated statements of income. In prior periods, hardware and equipment sales had been included in other revenues, and marketing expense and cost of hardware and equipment sold had been included in other expenses. Prior period statements have been conformed to the 2009 presentation.
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
     Available-for-sale Securities
          The Company records certain of its investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income. Realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities are included in non operating revenues and expenses. The cost basis of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other revenues.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Derivatives
          The Company uses derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the consolidated balance sheet.
          The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment. Gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized currently in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value.
          The Company’s interest rate derivatives are designated as cash flow hedges and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment is recorded as a component of other comprehensive income and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged item affects earnings. These instruments are presented as either other assets or accrued expenses on the consolidated balance sheet.
          The Company assesses the hedge effectiveness of the interest rate swaps in accordance with the requirements outlined in the accounting standards. For these hedges, management documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the creditworthiness of the counterparty to the hedging instrument remains sound, there is no hedge ineffectiveness so long as those conditions continue to be met.
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

     Capitalized Software
          The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures are for the development of internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized costs include interest costs incurred while developing internal-use computer software. Amounts capitalized for software were $14,030 in 2009, $14,962 in 2008 and $16,737 in 2007. Amortization for software totaled $15,698 in 2009, $13,650 in 2008 and $11,452 in 2007.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Goodwill and Other Intangible Assets
          The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company records an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable from the undiscounted cash flows generated from the use of the asset.
          Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. Goodwill and intangible assets are assigned to the reporting unit which benefits from the synergies arising from each business combination. The Company performs its impairment tests at its reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, including discounted cash flow analyses. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation and amortization expense on the consolidated statement of income. The Company’s annual goodwill and intangible assets impairment test, performed as of October 1, did not identify any impairment in any of the years presented.
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
          All business combinations occurred prior to January 1, 2009. Accordingly, the accounting guidance utilized was relevant for those prior periods. This guidance required that acquisition costs be capitalized rather than expensed. All other differences between the two standards were not material.
     Impairment of Long-lived Assets
          Long-lived assets are tested for impairment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized $858 of impairment expense on its long-lived assets during the year ended December 31, 2009. Impairment expense of $1,646 was recognized during the year ended December 31, 2008, and no impairment expense was recognized during the year ended December 31, 2007. These amounts were recorded in occupancy and equipment in the consolidated statements of income.
     Other Assets
          The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,562 for all years presented, which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheet. As of December 31, 2009, the Company has concluded that the investment is not impaired.

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
     Revenue Recognition
          The majority of the Company’s revenues are comprised of transaction-based fees, which typically are calculated based on measures such as percentage of (i) dollar volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers which provide products or products and services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the products and services have been provided to the client, the sales price is fixed or determinable and collectability is reasonably assured.
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
          Interchange income is earned by the Company’s MasterCard products and is included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by MasterCard International Inc. and are based on cardholder purchase volumes. The Company recognizes interchange income as earned.
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
          Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision for uncollectible accounts, at the time the fees are assessed. The reserve for uncollectible finance fee income totaled $392 at December 31, 2009, $1,117 at December 31, 2008, and $987 at December 31, 2007. This reserve is in addition to the Company’s reserve for credit losses.
          Other. The Company assesses fees for providing ancillary services, such as information products and services, professional services and marketing services. Other revenues also include fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers. The Company also assesses fees for holding receivables related to certain transaction processing transactions. Service-related revenues are recognized in the period that the work is performed.
          Interest and dividends earned on investments in available-for-sale securities also are included in other revenues, as well as realized gains and losses on such investments. Investment-related income is recognized in the period that it is earned.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Hardware and Equipment Sales. The Company sells telematics devices as part of its WEXSmartTM telematics program. In addition, the Company sells assorted equipment to its Pacific Pride franchisees. The Company recognizes revenue from these sales when the customer has accepted delivery of the product and collectability of the sales amount is reasonably assured.
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
     Stock-Based Compensation
          The Company sponsors restricted stock award plans and stock option plans. The Company recognizes compensation expense related to employee stock awards over their vesting periods based upon the fair value of the award on the date of grant. In instances where vesting is dependent upon the realization of certain performance goals, compensation is estimated and amortized over the vesting period.
     Advertising Costs
          Advertising and marketing costs are expensed in the period the advertising occurs.
     Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which are not believed to more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States.
          The impact of an uncertain income tax position on the income tax return is recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50 percent likelihood of being sustained. The Company has not currently recognized a material liability for unrecognized tax benefits. The Company will recognize interest and penalties associated with uncertain tax positions as part of its income tax provision should such liabilities arise.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Earnings per Common Share
          When diluted earnings per common share is calculated, weighted-average outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The dividends expensed on convertible, redeemable preferred stock are added back to net income when the related common stock equivalents are included in the computation of diluted earnings per common share. Holders of unvested restricted stock units are not entitled to participate in dividends, should they be declared.
          Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2009	2008	2007

Income available for common stockholders – Basic	$139,659	$127,640	$51,577
Convertible, redeemable preferred stock	248	474	—

Income available for common stockholders – Diluted	$139,907	$128,114	$51,577

          Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2009	2008	2007

Weighted average common shares outstanding – Basic	38,303	38,885	40,042
Unvested restricted stock units	396	419	605
Stock options	221	39	104
Convertible, redeemable preferred stock	444	444	—

Weighted average common shares outstanding – Diluted	39,364	39,787	40,751

The following were not included in Weighted average common shares outstanding – Diluted because they are anti-dilutive:
Convertible, redeemable preferred stock	—	—	444

     Foreign Currency Translation
          The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars as prescribed by the accounting literature. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income. Realized and unrealized gains and losses on foreign currency transactions are recorded directly to the statement of income.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
2.	Supplemental Cash Flow Information

	Year ended December 31,
	2009	2008	2007

Interest paid	$28,230	$47,120	$43,947
Income taxes paid	$13,672	$31,000	$17,642

     Significant Non-cash Transactions
          There were no significant non-cash transactions during 2008 and 2009.
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
          The following is a reconciliation of the cost of TelaPoint with the net assets acquired and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$40,806
Less:
Net liabilities assumed	(649)
Acquired software	9,000
Customer relationships	10,000
Trademarks	600

Recorded goodwill	$21,855

          Acquisition of Pacific Pride Services, Inc. In February 2008, the Company acquired certain assets and assumed certain liabilities of Pacific Pride Services, Inc. and established Pacific Pride Services, LLC (“Pacific Pride”) for approximately $32,000 cash. At the time of purchase, Pacific Pride’s franchise network encompassed more than three-hundred forty independent fuel franchisees who issued their own Pacific Pride commercial fueling cards to fleet customers. These cards provide access to fuel at more than two thousand Pacific Pride and strategic partner locations in the United States and Canada.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following is a reconciliation of the cost of the net assets acquired from Pacific Pride Services, Inc. and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$31,540
Less:
Accounts receivable	39,396
Accounts payable	(42,341)
Other tangible assets, net	148
Acquired software	300
Non-compete agreement	100
Customer relationships	13,400
Trademarks and trade names	1,400

Recorded goodwill	$19,137

          Acquisition of Financial Automation Limited. In August 2008, the Company acquired certain assets of Financial Automation Limited for approximately $9,250 cash and established Wright Express New Zealand (“Wright Express New Zealand”) to operate the business of Financial Automation Limited.
          Financial Automation Limited provides fuel card processing software solutions to oil companies in geographic markets outside the United States.
          The following is a reconciliation of the cost of the assets acquired from Financial Automation Limited and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$10,073
Less:
Tangible assets, net	96
Acquired software	7,000
Customer relationship	1,500
Trade name	100

Recorded goodwill	$1,377

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
          No pro forma information has been included in these financial statements as the results of operations of TelaPoint, Pacific Pride and Financial Automation Limited for the periods that they were not part of the Company, are immaterial to the Company’s revenues, net income or earnings per share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
4.	Reserves for Credit Losses
          The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2009	2008	2007

Balance, beginning of period	$18,435	$9,466	$9,749
Provision for credit losses	17,715	45,021	20,569
Charge-offs	(32,519)	(42,625)	(25,282)
Recoveries of amounts previously charged-off	7,329	6,573	4,430

Balance, end of period	$10,960	$18,435	$9,466

5.	Investments
     Available-for-sale Securities
          The Company’s available-for-sale securities as of December 31 are presented below:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2009
Mortgage-backed securities	$2,843	$61	$18	$2,886
Asset-backed securities	3,176	—	43	3,133
Municipal bonds	365	—	—	365
Equity securities (a)	4,176	36	—	4,212

Total available-for-sale securities	$10,560	$97	$61	$10,596

2008
Mortgage-backed securities	$4,232	$38	$33	$4,237
Asset-backed securities	3,956	—	82	3,874
Municipal bonds	390	2	—	392
Equity securities (a)	4,038	3	11	4,030

Total available-for-sale securities	$12,616	$43	$126	$12,533

(a)	These securities exclude $1,593 in equity securities designated as trading as of December 31, 2009, and $1,401 as of December 31, 2008, included in other assets on the consolidated balance sheets. See Note 16 for additional information about the securities designated as trading.
          The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2009, are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company had maturities of $2,194 of available-for-sale securities for the year ended December 31, 2009, $1,255 of available-for-sale securities for the year ended December 31, 2008, and $1,123 of available-for-sale securities for the year ended December 31, 2007.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2009		2008
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	—	—	—	—
Due after 5 years through year 10	2,150	2,130	2,878	2,834
Due after 10 years	1,391	1,368	1,468	1,432
Mortgage backed securities with original maturities of 30 years	2,843	2,886	4,232	4,237
Equity securities with no maturity dates	4,176	4,212	4,038	4,030

Total	$10,560	$10,596	$12,616	$12,533

6.	Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net consist of the following:

	December 31,
	2009	2008

Furniture, fixtures and equipment	$15,073	$13,131
Computer software	98,764	81,666
Software under development	2,649	6,467
Leasehold improvements	1,460	1,414

Total	117,946	102,678
Less accumulated depreciation and amortization	(72,955)	(57,814)

Total property, equipment and capitalized software, net	$44,991	$44,864

          The Company incurred $814 of impairment charges during 2009 and $1,538 during 2008 related to partially completed internal-use software. These charges have been included in occupancy and equipment expense on the consolidated statements of income.
7.	Goodwill and Other Intangible Assets
          The changes in goodwill during the period January 1 to December 31, 2009 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$305,517	$9,713	$315,230
Impact of foreign currency translation	(3)	—	(3)

Goodwill, end of period	$305,514	$9,713	$315,227

          During the period January 1 to December 31, 2009, no goodwill was written off due to impairment.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The changes in goodwill during the period January 1 to December 31, 2008 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Goodwill, beginning of period	$284,652	$9,713	$294,365
Adjustment to allocation of purchase price for TelaPoint acquisition	351	—	351
Acquisition of Pacific Pride	19,137	—	19,137
Acquisition of FAL	1,377	—	1,377

Goodwill, end of period	$305,517	$9,713	$315,230

          The changes in intangible assets during the period January 1 to December 31, 2009, were as follows:

	Net Carrying		Impacts of	Net Carrying
	Amount,		Foreign	Amount,
	Beginning of		Currency	End of
	Period	Amortizations	Translation	Period

Definite-lived intangible assets
Acquired software	$15,085	$(1,520)	$—	$13,565
Non-compete agreement	17	(17)	—	—
Customer relationships	20,267	(3,494)	(42)	16,731
Trade name	88	(34)	—	54

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	4,465

Total	$39,922	$(5,065)	$(42)	$34,815

          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $5,431 for 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013 and $2,841 for 2014.
          Other intangible assets consist of the following:

	December 31, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Acquired software	$16,300	$(2,735)	$13,565	$16,300	$(1,215)	$15,085
Non-compete agreement	100	(100)	—	100	(83)	17
Customer relationships	24,858	(8,127)	16,731	24,900	(4,633)	20,267
Trade name	100	(46)	54	100	(12)	88

	$41,358	$(11,008)	30,350	$41,400	$(5,943)	35,457

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$34,815			$39,922

8.	Accounts Payable
          Accounts payable consist of:

	December 31,
	2009	2008

Merchants payable	$271,307	$239,899
Other payables	11,842	9,168

Total accounts payable	$283,149	$249,067

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
9.	Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	December 31,
	2009	2008

Certificates of deposit with maturities within 1 year	$308,266	$507,370
Certificates of deposit with maturities greater than 1 year and less than 5 years	106,730	24,646
Non-interest bearing deposits	8,291	8,130

Total deposits	$423,287	$540,146

Weighted average cost of funds on certificates of deposit outstanding	1.25%	3.85%

          Wright Express Financial Services Corporation (“FSC”) issues certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.35 percent to 4.00 percent as of December 31, 2009. FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2009, certificates of deposit were in denominations of $250 or less, corresponding to the increase in the FDIC insurance limits to $250 as authorized by the Emergency Economic Stabilization Act of 2008. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence of the holder.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts.
          The Company had federal funds lines-of-credit totaling $155,000 at December 31, 2009, and December 31, 2008. There was $71,723 in outstanding borrowings against these lines-of-credit at December 31, 2009 and none at December 31, 2008. The average rate on the outstanding borrowings under lines-of-credit was 0.35 percent at December 31, 2009.
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2009	2008	2007

Average interest rate:
Deposits	2.39%	4.42%	5.27%
Borrowed federal funds	0.43%	2.44%	5.29%

Average debt balance	$434,529	$664,646	$544,674

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
10.    Derivative Instruments
     Fuel Price Derivatives
     Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of December 31, 2009, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2010 – June 2011	29,781

Fuel price derivative instruments – diesel
Put and call option contracts settling January 2010 – June 2011	13,380

Total fuel price derivative instruments	43,161

(a)	The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
     Interest Rate Swaps
          In July 2009, the Company entered into an interest rate swap arrangement for $50 million. This interest rate swap arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on our credit agreement. Two of the Company’s previous interest rate swap agreements totaling $80 million expired on July 22, 2009. The Company’s $25 million interest rate swap expired on August 24, 2009.
          The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2009			2008
	Weighted-			Weighted-
	Average	Aggregate		Average	Aggregate
	Base Rate	Notional	Fair Value	Base Rate	Notional	Fair Value

July 2007 Swaps	—%	$—	$—	5.20%	$80,000	$(2,048)
August 2007 Swap	—%	—	—	4.73%	25,000	(694)
July 2009 Swap	1.35%	50,000	278	—	—	—

Total		$50,000	$278		$105,000	$(2,742)

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$278	Accrued expenses	$2,742

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	6,152	Fuel price derivatives, at fair value	49,294	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—

Total derivatives		$6,152		$49,294		$278		$2,742

          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness
Derivatives			from Accumulated			and Amount Excluded	Testing) (b)
Designated as	For the period ended		OCI into Income	For the period ended		from Effectiveness	For the period ended
Hedging Instruments	December 31,		(Effective Portion)	December 31,		Testing) (b)	December 31,
	2009	2008		2009	2008		2009	2008

Interest rate contracts	$1,560	$(319)	Financing interest expense	$(3,223)	$(2,240)	Financing interest expense	$—	$—

Amount of Gain or
(Loss) Recognized in
Income on Derivative
Derivatives Not						Location of Gain or	For the period ended
Designated as						(Loss) Recognized in	December 31,
Hedging Instruments						Income on Derivative	2009	2008

Commodity contracts						Net realized and unrealized (losses) gains on fuel price derivatives	$(22,542)	$55,206

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $904 in 2009 and $(208) in 2008.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2011. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.
          The following table presents information about the Options:

			December 31,
			2009		2008
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate		Aggregate
	of Underlying	of Underlying	Notional		Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value	(gallons)	Fair Value

Fuel price derivative instruments – unleaded fuel
Options settling October 2010 – June 2011	$2.013	$2.073	5,836	(578)	—	—
Options settling July 2010 – March 2011	$1.953	$2.013	6,209	(754)	—	—
Options settling April 2010 – December 2010	$1.906	$1.966	4,642	(776)	—	—
Options settling January 2010 – September 2010	$2.860	$2.920	5,219	3,349	5,219	7,000
Options settling October 2009 – June 2010	$2.430	$2.490	5,302	1,418	7,860	7,938
Options settling July 2009 – March 2010	$2.443	$2.503	2,573	852	7,688	8,463
Options settling April 2009 – December 2009	$2.040	$2.100	—	—	7,822	5,687
Options settling January 2009 – September 2009	$1.970	$2.030	—	—	7,674	5,512
Options settling October 2008 – June 2009	$1.850	$1.910	—	—	4,831	3,097
Options settling July 2008 – March 2009	$1.733	$1.793	—	—	2,581	1,637

Total fuel price derivative instruments – unleaded fuel			29,781	3,511	43,675	39,334

Fuel price derivative instruments – diesel

Options settling October 2010 – June 2011	$3.000	$3.060	2,622	(437)	—	—
Options settling July 2010 – March 2011	$3.000	$3.060	2,790	(342)	—	—
Options settling April 2010 – December 2010	$2.936	$2.996	2,085	(292)	—	—
Options settling January 2010 – September 2010	$4.040	$4.100	2,345	2,186	2,345	2,561
Options settling October 2009 – June 2010	$3.515	$3.575	2,382	1,034	3,531	2,311
Options settling July 2009 – March 2010	$3.500	$3.560	1,156	492	3,454	2,391
Options settling April 2009 – December 2009	$2.975	$3.035	—	—	3,514	987
Options settling January 2009 – September 2009	$2.870	$2.930	—	—	3,448	863
Options settling October 2008 – June 2009	$2.865	$2.925	—	—	2,170	611
Options settling July 2008 – March 2009	$2.753	$2.813	—	—	1,160	236

Total fuel price derivative instruments – diesel			13,380	2,641	19,622	9,960

Total fuel price derivative instruments			43,161	6,152	63,297	49,294

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
(b)	The Options settle on a monthly basis.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2009	2008	2007

Realized gains (losses)	$20,600	$(35,686)	$(16,536)
Unrealized (losses) gains	(43,142)	90,892	(37,074)

Net realized and unrealized (losses) gains on derivative instruments	$(22,542)	$55,206	$(53,610)

11.	Financing Debt
     Revolving Credit Facility
          On May 22, 2007, the Company entered into a revolving credit facility (the “2007 Revolver”) with a lending syndicate. The 2007 Revolver initially provided for a five-year $350,000 unsecured revolving line-of-credit. In connection with the 2007 Revolver, the Company paid loan origination fees of $998. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized on a straight-line basis (which approximates the effective interest rate method) over the term of the 2007 Revolver. On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the 2007 Revolver to increase the aggregate unsecured revolving line-of-credit from $350,000 to $450,000. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and are being amortized over the remaining term of the 2007 Revolver. All other provisions of the 2007 Revolver remain unchanged.
          Amounts outstanding under the 2007 Revolver bear interest at a rate equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on the Company’s consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on the Company’s consolidated leverage ratio. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10 percent to 0.20 percent of the daily unused portion of the 2007 Revolver. The Company also has a letter of credit associated with the 2007 Revolver. The letter of credit reduces the amount available for borrowings and may collateralize certain of the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. This fee was 0.125 percent at December 31, 2009, and 0.575 percent at December 31, 2008. The balance under the letter of credit was $2,100 at December 31, 2009. The balance of the letter of credit was $1 at December 31, 2008. Any outstanding loans under the 2007 Revolver mature on May 22, 2012, unless extended pursuant to the terms of the 2007 Revolver. As of December 31, 2009, the Company had approximately $319,900 available under this facility.
          Proceeds from the 2007 Revolver were used to refinance the Company’s indebtedness under an existing credit facility which consisted of a revolving line-of-credit facility (the “2005 Revolver”) and a term loan (the “Term Loan”). All balances owed by the Company, which included $20,000 on the 2005 Revolver and $131,000 on the Term Loan were paid at this time. In 2007, the Company expensed $1,572 of unamortized loan origination fees in conjunction with the termination of the 2005 Revolver and the Term Loan. This charge has been recorded on the consolidated statement of income as loss on extinguishment of debt.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents information about the 2007 Revolver:

	December 31,
	2009	2008

Outstanding balance on revolving line-of-credit with interest based on LIBOR	$120,000	$155,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	8,000	15,600

Total outstanding balance on revolving line-of-credit facility	$128,000	$170,600

Weighted average rate based on LIBOR (including impact of interest rate swaps)	1.26%	3.78%
Rate based on the prime rate	3.25%	3.26%

     Financing Interest
          The following table presents the components of financing interest expense:

	Year ended December 31,
	2009	2008	2007

2007 Revolver:
Interest expense based on LIBOR	$1,444	$7,793	$6,584
Interest expense based on the prime rate	219	261	340
Fees	422	508	162
Amortization of loan origination fees	628	465	144

	2,713	9,027	7,230

2005 Revolver:
Interest expense based on LIBOR	—	—	746
Interest expense based on the prime rate	—	—	199
Fees	—	—	145
Amortization of loan origination fees	—	—	134

	—	—	1,224

Term Loan:
Interest expense based on LIBOR	—	—	3,379
Amortization of loan origination fees	—	—	423

	—	—	3,802

Realized losses (gains) on interest rate swaps (Note 10)	3,223	2,240	(414)

Dividends on preferred stock (Note 13)	248	474	700

Other	26	118	135

Total financing interest expense	$6,210	$11,859	$12,677

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	2.95%	4.54%	6.07%
Based on prime	3.26%	5.01%	8.09%

Average debt balance at LIBOR	$158,268	$221,044	$169,671
Average debt balance at prime	$6,729	$5,210	$6,660

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
          During 2009, 2008 and 2007, the Company utilized legal services in the normal course of business from a law firm where the spouse of one of the Company’s officers is a principal. Amounts paid to this law firm in connection with services provided were approximately $14 during 2009, $108 during 2008 and $74 during 2007.
13.	Preferred Stock
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2009 and 2008, with a par value of $0.01 per share and a purchase price per share and liquidation value per share of $100,000. The discussion below highlights the features of the preferred stock. Given these features, the Company has treated the preferred stock as a liability. Accordingly, dividends are recorded as interest expense on the consolidated statements of income.
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
          Dividends. The holder of each share of Series A non-voting convertible, redeemable preferred stock is entitled to receive, out of funds legally available, cumulative cash dividends at a floating rate equal to the three-month LIBOR, plus 150 basis points, multiplied by $100,000 per share of the Series A non-voting convertible, redeemable preferred stock, per annum, payable on a quarterly basis commencing on June 15, 2005, in preference to any dividends paid on the Company’s common stock. If the Company fails to pay these dividends for two quarterly periods, the dividend rate will increase by 50 basis points until all dividends in arrears have been paid. Dividends on the Series A non-voting convertible, redeemable preferred stock accrue whether or not the Company has earnings, whether or not the Company has funds legally available for the payment of such dividends and whether or not the Company declares such dividends. At December 31, 2009, the cash dividend rate was 1.79 percent, at December 31, 2008, this rate was 3.37 percent and at December 31, 2007, this rate was 6.44 percent. The Company recorded interest expense of $248 related to these dividends for the year ended December 31, 2009, $474 for the year ended December 31, 2008, and $700 for the year ended December 31, 2007. These dividends have been recorded as financing interest expense on the consolidated statements of income.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Conversion. Each share of Series A non-voting convertible, redeemable preferred stock may, in certain limited circumstances, at the option of the holder, be converted into a number of shares of common stock equal to the liquidation preference divided by the then applicable conversion price. In addition, in the event of certain mergers, acquisitions or sales of assets, each holder will have the right to receive a make-whole premium. The initial per share conversion price is $22.50 per share and is subject to anti-dilution adjustments. Conversion rights may only be exercised (i) after five years from the date of issuance, February 14, 2005, of the Series A non-voting convertible, redeemable preferred stock and only if the Company indicates its intention to redeem or (ii) immediately prior to a merger, acquisition or sale of all or substantially all of the Company and its subsidiaries’ assets.
          Redemption rights. At any time after five years from the date of issuance, February 14, 2005, of the Series A non-voting convertible, redeemable preferred stock, the Company may redeem, in whole or in part, the outstanding shares of Series A non-voting convertible, redeemable preferred stock for $100,000 per share in cash or shares of common stock equal to 101 percent of the liquidation preference on the redemption date. On the five and one-half year anniversary of the date of issuance of the Series A non-voting convertible, redeemable preferred stock and on each anniversary thereafter, each holder may require the Company to redeem their shares of Series A non-voting convertible, redeemable preferred stock for $100,000 per share in cash equal to the liquidation preference on the redemption date. At the Company’s option, shares of the Company’s common stock having the fair market value of the redemption price — see “Liquidation preference” above may be used to satisfy the redemption request. After 10 years from the date of issuance of the Series A non-voting convertible, redeemable preferred stock, all of the outstanding shares of Series A non-voting convertible, redeemable preferred stock must be redeemed for a price per share in cash equal to the liquidation preference on the redemption date.
14.	Income Taxes
          Income before income taxes consisted of the following:

		Year ended December 31,
		2009	2008	2007

United States		$228,841	$196,329	$163,133
Foreign		(3,597)	(564)	4

		$225,244	$195,765	$163,137

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

		State
	United States	and Local	Foreign	Total

2009
Current	$22,947	$2,911	$172	$26,030
Deferred	$55,646	$3,973	$(64)	$59,555

2008
Current	$22,896	$3,245	$11	$26,152
Deferred	$47,302	$(5,231)	$(98)	$41,973

2007
Current	$15,076	$1,485	$1	$16,562
Deferred	$13,470	$81,528	$—	$94,998

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit) and foreign income tax	3.4	1.9	1.4
Revaluation of deferred tax assets for tax rate changes and blending differences, net	(0.1)	(2.7)	32.0
Dividend exclusion	—	0.1	0.1
Other	(0.3)	0.5	(0.1)

Effective tax rate	38.0%	34.8%	68.4%

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
          The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2009	2008

Deferred assets related to:
Reserve for credit losses	$4,078	$6,927
Stock-based compensation, net	3,790	2,880
State net operating loss carry forwards	973	1,041
Other assets	2,394	—
Unrealized losses on interest rate swaps and available-for-sale securities, net	89	1,035
Tax deductible intangibles, primarily goodwill, net	183,632	260,367

	194,956	272,250

Deferred tax liabilities related to:
Other assets	—	1,454
Property, equipment and capitalized software	8,875	8,564
Derivatives	2,259	22,117

	11,134	32,135

Valuation allowance on state net operating loss carry forwards	220	158

Deferred income taxes, net	$183,602	$239,957

     The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The Company had approximately $302,819 of state and $57 of foreign net operating loss carry forwards at December 31, 2009 and approximately $289,920 of state and $385 of foreign net operating loss carry forwards at December 31, 2008. These expire at various times through 2028. Valuation allowances have been established for those state net operating losses that the Company believes it is more likely than not that they will not be utilized within the carry forward period.
          Deferred income taxes have not been provided for the undistributed (deficit) earnings of the Company’s foreign subsidiaries, which aggregated to approximately $(4,266) at December 31, 2009, and $(477) at December 31, 2008. The Company plans to reinvest any earnings for future expansion in the respective foreign jurisdictions. A portion of the undistributed earnings will be subject to U.S. taxation upon repatriation as dividends to the U.S. parent. The amount of taxes attributable to these undistributed earnings is not practicably determinable.
          In 2009 the Company (i) received additional information from Avis relative to basis differences at the time of the initial public offering; and (ii) corrected an improperly recorded basis difference. This resulted in adjustments to additional paid in capital, the majority of which (approximately $6,500) were offset by credits to deferred taxes and taxes payable. In 2008 the Company also corrected an improperly recorded basis difference arising from the Avis transaction. The credit to additional paid in capital was offset by a charge to deferred taxes. The Company determined that, due to the immateriality of the corrections, revisions to the prior year financial statements were not necessary.
15.    Tax Receivable Agreement
          As a consequence of the Company’s separation from its former parent company, the tax basis of the Company’s net tangible and intangible assets increased (the “Tax Basis Increase”). The Tax Basis Increase reduced the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company was contractually obligated, pursuant to its 2005 Tax Receivable Agreement with the Company’s former parent company (Cendant Corporation), to remit 85 percent of any such cash savings. The estimated total payments owed to Cendant Corporation based on facts available at that time, was reflected as a liability titled “Amounts due under tax receivable agreement.”
          The amount of these estimated future payments is dependent upon future statutory tax rates and the Company’s ability to generate sufficient taxable income adequate to cover the tax depreciation, amortization and interest expense associated with the Tax Basis Increase. The Company regularly reviews its estimated blended tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes to estimated blended tax rates are recorded in the income statement as changes in amounts due under tax receivable agreement.
          In both 2009 and 2008 there has been reassessment of the blended tax rates that are projected into the future. In 2009 and 2008, the net future benefits increased, which increased the associated liability to Wyndham Worldwide Corporation (“Wyndham”), resulting in a $599 and $9,014 charge to non-operating expense for the years ended December 31, 2009 and 2008, respectively.
          Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006, by and among Cendant Corporation (now known as Avis Budget Group, Inc. or “Avis”), Realogy Corporation (“Realogy”), Wyndham and Travelport Inc., Realogy acquired from Cendant the right to receive 62.5 percent of the payments by Wright Express to Cendant and Wyndham acquired from Cendant the right to receive 37.5 percent of the payments by Wright Express to Cendant under the 2005 Tax Receivable Agreement.
          On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which the Company paid Realogy $51,000, including bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. These obligations were previously recorded at $187,485 and this transaction resulted in a gain of $136,485 in the second quarter of 2009. In connection with the Tax Receivable Prepayment Agreement with Realogy, the Company entered into a Ratification Agreement on June 26, 2009, (the “Ratification Agreement”) with Avis, Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 (which is 85 percent of the original benefit of 37.5 percent) percent of the future tax savings related to the Tax Basis Increase to Wyndham.
16.    Employee Benefit Plans
          The Company sponsors a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,740 for the year ended December 31, 2009, $1,860 for the year ended December 31, 2008, and $1,652 for the year ended December 31, 2007.
          The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $1,593 at December 31, 2009, and $1,401 at December 31, 2008. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities with the trust was $1,593 at December 31, 2009, and $1,401 at December 31, 2008. Such amounts are included in other assets on the consolidated balance sheet.
17.    Fair Value
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
          These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2009:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$2,886	$—	$2,886	$—
Asset-backed securities	3,133	—	3,133	—
Municipal bonds	365	—	365	—
Equity securities	4,212	4,212	—	—

Total available-for-sale securities	$10,596	$4,212	$6,384	$—

Executive deferred compensation plan trust (a)	$1,593	$1,593	$—	$—

Fuel price derivatives – diesel	$2,641	$—	$—	$2,641
Fuel price derivatives – unleaded fuel	3,511	—	3,511	—

Total fuel price derivatives	$6,152	$—	$3,511	$2,641

Liabilities:

July 2009 interest rate swap arrangement with a
base rate of 1.35% and a notional amount of $50,000	278	—	278	—

Total interest rate swap arrangements (b)	$278	$—	$278	$—

(a)	The fair value of these instruments is recorded in other assets.
(b)	The fair value of these instruments is recorded in accrued expenses.
          The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2009:

Fuel Price
Derivatives – Diesel

Beginning balance	$9,960
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(7,319)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$2,641

(a)	Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2009, are reported in net realized and unrealized losses on fuel price derivatives on the consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2008:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$4,237	$—	$4,237	$—
Asset-backed securities	3,874	—	3,874	—
Municipal bonds	392	—	392	—
Equity securities	4,030	4,030	—	—

Total available-for-sale securities	$12,533	$4,030	$8,503	$—

Executive deferred compensation plan trust (a)	$1,401	$1,401	$—	$—

Fuel price derivatives – diesel	$9,960	$—	$—	$9,960
Fuel price derivatives – unleaded fuel	39,334	—	39,334	—

Total fuel price derivatives	$49,294	$—	$39,334	$9,960

Liabilities:

July 2007 interest rate swap arrangements with a base rate of 5.20% and an aggregate notional amount of $80,000	$2,048	$—	$2,048	$—
August 2007 interest rate swap arrangement with a base rate of 4.73% and a notional amount of $25,000	694	—	694	—

Total interest rate swap arrangements (b)	$2,742	$—	$2,742	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.
          The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2008:

Fuel Price Derivatives –
Diesel

Beginning balance	$(14,037)
Total gains or (losses) – realized/unrealized
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
Extension of Credit to Customers
The Company had commitments aggregating approximately $2,818,000 at December 31, 2009, and $3,915,000 at December 31, 2008, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of established lending product agreements. Many of these are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at our discretion at any time. These amounts are not recorded on the consolidated balance sheet.
Operating Leases
The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. Two of the Company’s office space lease agreements were renewed during 2006 and another agreement was renewed in 2007. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $3,420 for the year ended December 31, 2009, $3,569 for the year ended December 31, 2008, and $3,231 for the year ended December 31, 2007. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $2,627 for the year ended December 31, 2009, $2,625 for the year ended December 31, 2008, and $2,475 for the year ended December 31, 2007. These amounts were included in technology leasing and support on the consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
               Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2010	4,094
2011	3,331
2012	2,694
2013	1,805
2014	1,754
2015 and thereafter	6,158

Total	$19,836

19.  Cash and Dividend Restrictions
Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2009 or 2008.
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
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2009, 2008, and 2007.
20.  Stock-Based Compensation
          The Company’s 2005 Equity and Incentive Plan (the “Plan”), which is stockholder-approved, permits the grant of share options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,200 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2009, the Company had four share-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $5,736 for 2009, $5,216 for 2008 and $4,508 for 2007. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,180 for 2009, $1,815 for 2008 and $3,081 for 2007.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          A summary of the status of the Company’s RSUs as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
			Average
			Grant-Date
	Units		Fair Value

Restricted Stock Units
Balance at January 1, 2009		358	$26.87
Granted		215	$15.25
Vested – shares issued		(141)	$23.52
Vested – shares deferred (a)		(3)	$32.01
Forfeited		(6)	$28.41
Withheld for taxes (b)		(70)	$22.86

Balance at December 31, 2009		353	$21.31

(a)	The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company’s common stock at a later date as specified by the award (deferred stock units or “DSUs”).
(b)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.
          As of December 31, 2009, there was $6,836 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested was $4,242 during 2009, $5,117 during 2008, and $7,931 during 2007.
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
          A summary of the status of the Company’s DSUs as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

			Weighted-
			Average
			Grant-Date
	Units		Fair Value

Deferred Stock Units
Balance at January 1, 2009		80	$22.55
Granted as DSUs		7	$20.96
Converted from RSUs		3	$32.01
Converted to common shares		(15)	$21.36
Withheld for taxes (a)		(6)	$21.36

Balance at December 31, 2009		69	$23.23

(a)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and is expensed at that time. The total fair value of shares granted and vested was $228 during 2009, $242 during 2008, and $195 during 2007.
Performance Based Restricted Stock Units
          The Company also awards performance based restricted stock units (“PBRSUs”) to employees periodically under the Plan. A PBRSU is a right granted to receive stock at the end of a specified period. In a PBRSU, the number of shares earned varies based upon meeting certain corporate-wide performance goals, including revenue and earnings in excess of targets. PBRSU awards generally have performance goals tracking a one to four year period, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock one business day prior to the grant date as reported by the NYSE.
          A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2009, and changes during the year then ended is presented below:

			Weighted-
			Average
	Units at	Units at	Grant-Date
	Threshold	Target	Fair Value

Performance Based Restricted Stock Units	45	91
Balance at January 1, 2009	—
Granted	—
Vested	—
Forfeited	(1)	(3)

Balance at December 31, 2009	44	88	$35.45

          Management determined that the performance conditions, which expire at December 31, 2010, of this award are not probable of being met as of December 31, 2009. Accordingly, the Company has not recognized any compensation cost related to the PBRSU award above. The range of unrecognized compensation cost related to the award is from $1,554 at threshold, 50 percent below targeted performance, to $3,110 at target, 100 percent of targeted performance, as of December 31, 2009, depending whether certain performance conditions are met. No portion of this award had vested as of December 31, 2009.
          In addition to the PBRSUs discussed above, the Company issued approximately 11 units through two separate awards with a value at targeted performance levels of $228 during 2008. The Company recognized $209 as compensation cost related to these awards in 2009.
Stock Options
          On February 22, 2005, the Company granted options to purchase the Company’s common stock to certain employees as part of its IPO. Employee stock options granted by the Company had terms ranging from one to seven years, were fully vested, with exercise prices ranging from $5.72 to $14.98.
          On February 13, 2009, and on March 5, 2009, the Company approved the grant of stock options, to certain officers and employees under the Plan. Stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 8 years from the date of grant.
          The fair value of each option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected term of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on the Company’s stock at the time of the grant.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The table below summarizes the assumptions used to calculate the fair value:

	February13, 2009	March 5, 2009

Weighted average expected life (in years)	4.75	5.00
Weighted average exercise price	$13.51	$13.60
Weighted average volatility	45.76%	46.06%
Weighted average risk-free rate	1.70%	1.80%
Weighted average dividend yield	0.00%	0.00%
Weighted average fair value	$5.50	$5.72

          The activity of the stock option plan related to the Company’s employees consisted of:

			Weighted-
		Weighted-	Average Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Stock Options
Outstanding at January 1, 2009	87	$13.42
Granted	630	$13.57
Exercised	(44)	$9.92
Forfeited or expired	(7)	$13.53

Outstanding and exercisable at December 31, 2009	666	$13.79	7.26	$12,037

          No stock options were awarded by the Company during the years 2008 and 2007. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $728 and $495 respectively.
21.  Segment Information
          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.
          The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, non-cash asset impairment charges and the gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.
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
          The following table presents the Company’s reportable segment results for the years ended December 31, 2009, 2008 and 2007:

		Operating	Depreciation	Provision
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Year ended December 31, 2009
Fleet	$281,017	$11,723	$16,655	$47,615	$77,194
MasterCard	37,207	1,551	210	5,149	8,422

Total	$318,224	$13,274	$16,865	$52,764	$85,616

Year ended December 31, 2008
Fleet	$366,610	$32,148	$19,483	$34,900	$69,993
MasterCard	26,972	2,845	640	2,217	4,155

Total	$393,582	$34,993	$20,123	$37,117	$74,148

Year ended December 31, 2007
Fleet	$313,618	$31,490	$14,299	$123,240	$72,357
MasterCard	22,510	2,596	719	2,050	3,653

Total	$336,128	$34,086	$15,018	$125,290	$76,010

          The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2009	2008	2007

Adjusted net income	$85,616	$74,148	$76,010
Unrealized gains (losses) on derivative instruments	(43,142)	90,892	(37,074)
Amortization of acquired intangible assets	(5,066)	(4,854)	(1,089)
Asset impairment charge	(814)	(1,538)	—
Non-cash adjustments related to tax receivable agreement	(599)	—	—
Gain on extinguishment of liability	136,485	—	—
Tax impact	(32,821)	(31,008)	13,730

Net income	$139,659	$127,640	$51,577

          The tax impact of the foregoing adjustments is the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
Geographic Data

	Year ended December 31,
	2009	2008	2007

Total revenues:
United States	$314,808	$393,137	$336,123
International	3,416	445	5

Total revenues	$318,224	$393,582	$336,128

22.  Subsequent Event
               On February 22, 2010, we purchased put option contracts and sold call option contracts, designed to be a costless collar, on the price of gasoline and diesel fuel (collectively the “Options”). The Options have an aggregate notional amount of approximately 9,657 gallons of gasoline and diesel fuel and will expire on a monthly basis during the first, second and third quarters of 2011. The settlement of the Options is based upon the U.S. Department of Energy’s weekly retail on-highway national US average diesel price and the New York Mercantile Exchange nearby unleaded gasoline contracts for the month. The Options lock in a weighted average floor price of approximately $2.86 per gallon and a weighted average ceiling price of approximately $2.92 per gallon.
23.  Quarterly Financial Results (Unaudited)
               Summarized quarterly results for the two years ended December 31, 2009 and 2008, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2009
Total revenues	$69,176	$78,626	$86,642	$83,780
Operating income	$19,324	$32,372	$36,346	$30,108
Net income (loss)	$10,977	$93,190	$23,363	$12,129
Earnings (loss) per share:
Basic	$0.29	$2.43	$0.61	$0.32
Diluted	$0.28	$2.36	$0.60	$0.31

2008
Total revenues	$92,946	$111,238	$108,531	$80,867
Operating income	$37,068	$50,948	$54,402	$19,014
Net income	$14,528	$(24,383)	$72,344	$65,151
Earnings per share:
Basic	$0.37	$(0.63)	$1.86	$1.69
Diluted	$0.36	$(0.63)	$1.82	$1.66

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
Management’s Annual Report on Internal Control Over Financial Reporting
          Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2009.
          The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
          Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          See the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
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
          See the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          See the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          See the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          See the section of the Company’s proxy statement for the 2010 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this report:
               1. Financial Statements (see Index to Financial Statements on page 39).

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

4.1
Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426).

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426).

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426).

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426) (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426).

10.6
Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

10.7
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

10.8
Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426).

10.9
Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426).

† 10.10
Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.11
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

† 10.13
Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.14
Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426).**

† 10.15	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-32426).**

† 10.16
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.17	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.18
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.19
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

†* 10.20	Form of Employment Agreement for George Hogan and Richard Stecklair.

† 10.21	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

† 10.22
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

† 10.23
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

10.24
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.25
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.26
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

10.30
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

10.31
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

10.32
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

10.33
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

10.34
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

* 10.35	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc.

10.36
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

10.37
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

10.40
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426).

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

10.43
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

10.44
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

WRIGHT EXPRESS CORPORATION
February 25, 2010	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 25, 2010	/s/ Michael E. Dubyak
Michael E. Dubyak
President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

February 25, 2010	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

February 25, 2010	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 25, 2010	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

February 24, 2010	/s/ George L. McTavish
George L. McTavish
Director

February 25, 2010	/s/ Kirk Pond
Kirk Pond
Director

February 25, 2010	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 25, 2010	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426).

4.1
Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426).

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426).

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426).

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426).

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426) (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426).

10.6
Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

10.7
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426).

10.8
Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426).

10.9
Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426).

† 10.10
Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.11
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

† 10.13
Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.14
Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426).**

† 10.15	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-32426).**

† 10.16
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.17	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.18
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

† 10.19
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426).

†* 10.20	Form of Employment Agreement for George Hogan and Richard Stecklair.

† 10.21	Form of Long Term Incentive Program Award Agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426).

† 10.22
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

† 10.23
Form of Non-Employee Director Long Term Incentive Program Award Agreement (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426).

10.24
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.25
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426).

10.26
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

10.30
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426).

10.31
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

10.32
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426).

10.33
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

10.34
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426).

* 10.35	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc.

10.36
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426).

10.37
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

10.40
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426).

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

10.43
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426).

10.44
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