Form 10-Q
period 2010-03-31
Wright Express CORP
filed 2010-04-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010

Common Stock, $0.01 par value per share	38,790,106 shares

Page
PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.	- 3 -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 15 -

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	- 21 -

Item 4. Controls and Procedures.	- 21 -

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.	- 22 -

Item 1A. Risk Factors.	- 22 -

Item 6. Exhibits.	- 23 -

SIGNATURE	- 24 -
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts; the impact and range of credit losses; the amount of full year interest rates; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2010. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$12,375	$39,304
Accounts receivable (less reserve for credit losses of $10,338 in 2010 and $10,660 in 2009)	948,970	844,152
Available-for-sale securities	10,072	10,596
Fuel price derivatives, at fair value	2,935	6,152
Property, equipment and capitalized software (net of accumulated depreciation of $76,661 in 2010 and $72,955 in 2009)	47,155	44,991
Deferred income taxes, net	176,579	183,602
Goodwill	315,163	315,227
Other intangible assets, net	33,367	34,815
Other assets	18,169	20,823

Total assets	$1,564,785	$1,499,662

Liabilities and Stockholders’ Equity
Accounts payable	$358,075	$283,149
Accrued expenses	25,024	30,861
Income taxes payable	1,331	1,758
Deposits	406,233	423,287
Borrowed federal funds	76,603	71,723
Fuel price derivatives, at fair value	3,603	—
Revolving line-of-credit facility	112,400	128,000
Other liabilities	1,996	1,815
Amounts due under tax receivable agreement	107,753	107,753
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock;
No shares issued and outstanding in 2010, 0.1 shares issued and outstanding in 2009	—	10,000

Total liabilities	1,093,018	1,058,346

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,748 in 2010 and 41,167 in 2009 shares issued; 38,848 in 2010 and 38,196 in 2009 shares outstanding	417	412
Additional paid-in capital	124,236	112,063
Retained earnings	430,692	412,138
Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale securities	57	23
Net unrealized loss on interest rate swaps	(293)	(176)
Net foreign currency translation adjustment	(332)	(134)

Accumulated other comprehensive loss	(568)	(287)

Less treasury stock at cost, 2,722 shares in 2010 and 2009	(83,010)	(83,010)

Total stockholders’ equity	471,767	441,316

Total liabilities and stockholders’ equity	$1,564,785	$1,499,662

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2010	2009

Service Revenues
Payment processing revenue	$57,764	$44,314
Transaction processing revenue	4,159	4,298
Account servicing revenue	8,269	8,959
Finance fees	8,384	7,064
Other	4,564	2,799

Total service revenues	83,140	67,434

Product Revenues
Hardware and equipment sales	706	1,064

Total revenues	83,846	68,498

Expenses
Salary and other personnel	19,620	17,853
Service fees	7,594	6,182
Provision for credit losses	5,911	4,235
Technology leasing and support	2,824	2,160
Occupancy and equipment	2,044	2,388
Depreciation and amortization	5,873	5,245
Operating interest expense	1,442	4,138
Cost of hardware and equipment sold	543	993
Other	5,802	5,980

Total operating expenses	51,653	49,174

Operating income	32,193	19,324

Financing interest expense	(726)	(2,020)
Net realized and unrealized (losses) gains on fuel price derivatives	(1,780)	653
Increase in amount due under tax receivable agreement	—	(570)

Income before income taxes	29,687	17,387

Provision for income taxes	11,133	6,410

Net income	18,554	10,977

Changes in available-for-sale securities, net of tax effect of $18 in 2010 and $32 in 2009	34	57
Changes in interest rate swaps, net of tax effect of $(69) in 2010 and $406 in 2009	(117)	700
Foreign currency translation	(198)	(24)

Comprehensive income	$18,273	$11,710

Earnings per share:
Basic	$0.48	$0.29
Diluted	$0.48	$0.28

Weighted average common shares outstanding:
Basic	38,334	38,339
Diluted	39,122	39,177

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$18,554	$10,977
Adjustments to reconcile net income to net cash provided by operating activities:
Fair value change of fuel price derivatives	6,820	6,471
Stock-based compensation	1,545	1,364
Depreciation and amortization	6,030	5,400
Deferred taxes	7,073	1,031
Provision for credit losses	5,911	4,235
Impairment of internal-use software	—	421
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(110,802)	(606)
Other assets	2,497	(2,091)
Accounts payable	74,950	41,649
Accrued expenses	(6,021)	(5,405)
Income taxes	(424)	5,195
Other liabilities	187	(1,723)
Amounts due under tax receivable agreement	—	570

Net cash provided by operating activities	6,320	67,488

Cash flows from investing activities
Purchases of property and equipment	(6,663)	(4,293)
Reinvestment of dividends on available-for-sale securities	—	(40)
Purchases of available-for-sale securities	(39)	—
Maturities of available-for-sale securities	613	356

Net cash used for investing activities	(6,089)	(3,977)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	582	—
Repurchase of share-based awards to satisfy tax withholdings	(955)	(418)
Proceeds from stock option exercises	1,017	—
Net decrease in deposits	(17,054)	(189,291)
Net increase in borrowed federal funds	4,880	—
Net decrease in revolving line-of-credit facility	(15,600)	(34,000)

Net cash used for financing activities	(27,130)	(223,709)

Effect of exchange rate changes on cash and cash equivalents	(30)	(31)

Net decrease in cash and cash equivalents	(26,929)	(160,229)
Cash and cash equivalents, beginning of period	39,304	183,117

Cash and cash equivalents, end of period	$12,375	$22,888

Supplemental cash flow information
Interest paid	$1,317	$9,751
Income taxes paid	$3,904	$182
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$10,004	$—

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2010, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2010.
          The condensed consolidated statement of income for the period ended March 31, 2009, has been corrected for an immaterial error related to the classification of customer discounts for electronic payments. Payment processing revenue decreased from $44,992 to $44,314 and operating interest expense decreased from $4,816 to $4,138. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
2. Goodwill and Other Intangible Assets
     Goodwill
          The changes in goodwill during the first three months of 2010 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Balance at January 1, 2010	$305,514	$9,713	$315,227
Impact of foreign currency translation	(64)	—	(64)

Balance at March 31, 2010	$305,450	$9,713	$315,163

     Other Intangible Assets
          The changes in other intangible assets during the first three months of 2010 were as follows:

	Net Carrying			Net Carrying
	Amount, December		Impact of foreign	Amount, March 31,
	31, 2009	Amortization	currency translation	2010

Definite-lived intangible assets
Software	$13,565	$(551)	$—	$13,014
Customer relationships	16,731	(808)	(76)	15,847
Trade name	54	(13)	—	41

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	4,465

Total	$34,815	$(1,372)	$(76)	$33,367

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $4,073 for April 1, 2010 through December 31, 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013; $2,481 for 2014 and $2,258 for 2015.
          Other intangible assets consist of the following:

	March 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Software	$16,300	$(3,286)	$13,014	$16,300	$(2,735)	$13,565
Customer relationships	24,782	(8,935)	15,847	24,858	(8,127)	16,731
Trade name	100	(59)	41	100	(46)	54

	$41,182	$(12,280)	28,902	$41,258	$(10,908)	30,350

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$33,367			$34,815

3. Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009

Income available for common stockholders – Basic	$18,554	$10,977
Convertible, redeemable preferred stock dividend	40	82

Income available for common stockholders – Diluted	$18,594	$11,059

Weighted average common shares outstanding – Basic	38,334	38,339
Unvested restricted stock units	173	383
Stock options	205	11
Convertible, redeemable preferred stock	410	444

Weighted average common shares outstanding – Diluted	39,122	39,177

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
          Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made.
     Cash Flow Hedges
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of March 31, 2010, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling through July 2011	1.35%	$50,000

     Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2010, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons)(a)

Fuel price derivative instruments – unleaded fuel
Option contracts settling April 2010 – September 2011	30,070

Fuel price derivative instruments – diesel
Option contracts settling April 2010 – September 2011	13,510

Total fuel price derivative instruments	43,580

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$464	Accrued expenses	$278

Derivatives not designated as hedging instruments

	Fuel price		Fuel price		Fuel price		Fuel price
	derivatives,		derivatives,		derivatives,		derivatives,
Commodity contracts	at fair value	2,935	at fair value	6,152	at fair value	3,603	at fair value	—

Total derivatives		$2,935		$6,152		$4,067		$278

     The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified
				from			Amount of Gain or
				Accumulated			(Loss) Recognized in
	Amount of Gain or			OCI into		Location of Gain or	Income on Derivative
	(Loss) Recognized in			Income		(Loss) Recognized in	(Ineffective Portion and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
Derivatives in	(Effective Portion)(a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Cash Flow	Three months ended		from Accumulated	Three months ended		and Amount Excluded	Three months ended
Hedging	March 31,		OCI into Income	March 31,		from Effectiveness	March 31,
Relationships	2010	2009	(Effective Portion)	2010	2009	Testing)(b)	2010	2009

Interest rate contracts	$(117)	$700	Financing interest	$(140)	$(1,233)	Financing interest	$—	$—
			expense			expense

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	March 31,
Hedging Instruments	Income on Derivative	2010	2009

	Net realized and
	unrealized gains
	(losses) on fuel
Commodity contracts	price derivatives	$(1,780)	$653

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $(69) in 2010 and $406 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$2,616	$—	$2,616	$—
Asset-backed securities	3,069	—	3,069	—
Municipal bonds	101	—	101	—
Equity securities	4,286	4,286	—	—

Total available-for-sale securities	$10,072	$4,286	$5,786	$—

Executive deferred compensation plan trust (a)	$1,947	$1,947	$—	$—

Fuel price derivatives — diesel	$2,010	$—	$—	$2,010
Fuel price derivatives — unleaded fuel	925	—	925	—

Total fuel price derivatives — assets	$2,935	$—	$925	$2,010

Liabilities:

July 2009 interest rate swap arrangements with a base rate of 1.35% and an aggregate notional amount of $50,000(b)	$464	$—	$464	$—

Fuel price derivatives — diesel	$1,294	$—	$—	$1,294
Fuel price derivatives — unleaded fuel	2,309	—	2,309	—

Total fuel price derivatives — liabilities	$3,603		$2,309	$1,294

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.
          The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010:

Fuel Price
Derivatives –
Diesel

Beginning balance	$2,641
Total gains or (losses) — realized/unrealized
Included in earnings (a)	(1,925)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$716

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

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
6. Preferred Stock
          On March 6, 2010, the Company initiated redemption of the outstanding shares of Series A non-voting convertible, redeemable preferred stock for $101 per share, plus all accrued but unpaid dividends. Each holder elected to exercise its right to convert its holdings into common stock. As a consequence of these elections, the Company issued 445 shares of its common stock and retired 0.1 shares of preferred stock.
7. Stock-Based Compensation
          During the first quarter of 2010, the Company awarded stock options, restricted stock units, and performance-based restricted stock units to employees under the 2005 Equity and Incentive Plan (the “2010 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended March 31, 2010, total stock-based compensation cost recognized was approximately $1.5 million, of which approximately $0.2 million was related to the 2010 grant. As of March 31, 2010, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2010 grant was approximately $7 million, to be recognized over the 2.9 year remaining vesting period of these awards.
          The Company used the Black-Scholes option-pricing model to determine the fair value of stock option awards. Compensation costs will be recognized over the 3 year vesting period from the date of the grant. The fair value of the stock options granted in the first quarter of 2010 was calculated using the following weighted-average assumptions:

2010
Grant

Weighted average expected life (in years)	6.00
Weighted average risk-free rate	2.70%
Weighted average volatility	46.00%
Weighted average dividend yield	0.00%
Weighted average fair value	$14.00

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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
9. Subsequent Event
          On April 15, 2010, the Company purchased put option contracts and sold call option contracts, designed to be a costless collar, on the wholesale price of gasoline with Merrill Lynch Commodities, Inc. and the retail price of diesel fuel with Wells Fargo Bank, N.A. (collectively, the “Contracts”). The Contracts have an aggregate notional amount of approximately 8,450 gallons of gasoline and diesel fuel and will expire on a monthly basis during the last three quarters of 2011. The settlement of the Contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month. The Contracts lock in a weighted average retail floor price of approximately $3.03 per gallon and a weighted average retail ceiling price of approximately $3.09 per gallon.
10. Segment Information
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
          The following table presents the Company’s reportable segment results for the three months ended March 31, 2010 and 2009:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended March 31, 2010
Fleet	$73,410	$1,228	$4,446	$12,655	$21,092
MasterCard	10,436	214	55	1,550	2,582

Total	$83,846	$1,442	$4,501	$14,205	$23,674

Three months ended March 31, 2009
Fleet	$61,861	$3,528	$3,891	$9,659	$15,879
MasterCard	6,637	610	74	218	373

Total	$68,498	$4,138	$3,965	$9,877	$16,252

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,
	2010	2009

Adjusted net income	$23,674	$16,252
Unrealized losses on fuel price derivatives	(6,820)	(6,471)
Amortization of acquired intangible assets	(1,372)	(1,280)
Asset impairment charge	—	(421)
Non-cash adjustments related to the tax receivable agreement	—	(570)
Tax impact of the above transactions	3,072	3,467

Net income	$18,554	$10,977

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2009, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2010 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.
     The condensed consolidated statement of income for the period ended March 31, 2009, has been corrected for an immaterial error related to the classification of customer discounts for electronic payments. Payment processing revenue decreased from $45.0 million to $44.3 million and operating interest expense decreased from $4.8 million to $4.1 million. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality.
Summary
     Below are selected items from the first quarter of 2010:
•	Average number of vehicles serviced decreased 5 percent from the first quarter of 2009 to approximately 4.5 million as fleets have reduced their number of vehicles due to economic conditions.

•	Total fleet transactions processed declined 2 percent from the first quarter of 2009 to 61.8 million. Payment processing transactions decreased less than one percent to 49.1 million, while transaction processing transactions decreased 9 percent to 12.7 million.

•	Average expenditure per payment processing transaction increased 37 percent to $58.80 from $40.78 for the same period last year. This increase was driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended March 31, 2010, was $2.76, a 38 percent increase over the same period last year.

•	Realized gains on our fuel price derivatives were $5.0 million compared to realized gains of $7.1 million for the first quarter of 2009.

•	Credit losses expense in the fleet segment was $5.7 million for the three months ended March 31, 2010, versus $3.4 million for the three months ended March 31, 2009.

•	Total MasterCard purchase volume grew $204 million to $853 million for the three months ended March 31, 2010, an increase of 31 percent over the same period last year. MasterCard revenue grew 57 percent, as compared to the first quarter of 2009, to $10.4 million.

•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $1.4 million during the three months ended March 31, 2010, from $4.1 million during the three months ended March 31, 2009.

•	Our effective tax rate was 37.5 percent for the three months ended March 31, 2010 and 36.9 percent for the three months ended March 31, 2009. The rate fluctuated due to changes in the mix of earnings among different taxing jurisdictions. Although not a significant factor in the current quarter, our tax rate may also fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

Results of Operations
     Fleet
          The following table reflects comparative operating results and key operating statistics within our fleet segment:

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2010	2009	Amount	Percent

Service Revenues
Payment processing revenue	$48,713	$38,310	$10,403	27%
Transaction processing revenue	4,159	4,298	(139)	(3)%
Account servicing revenue	8,258	8,945	(687)	(8)%
Finance fees	8,281	6,984	1,297	19%
Other	3,293	2,260	1,033	46%

Total service revenues	72,704	60,797	11,907	20%

Product Revenues
Hardware and equipment sales	706	1,064	(358)	(34)%

Total revenues	73,410	61,861	11,549	19%

Total operating expenses	45,349	43,128	2,221	5%

Operating income	28,061	18,733	9,328	50%

Financing interest expense	(726)	(2,020)	1,294	(64)%
Net realized and unrealized losses on derivative instruments	(1,780)	653	(2,433)	(373)%
Increase in amount due to Avis under tax receivable agreement	—	(570)	570	100%

Income before taxes	25,555	16,796	8,759	52%
Provision for income taxes	9,583	6,192	3,391	55%

Net income	$15,972	$10,604	$5,368	51%

	Three months ended
	March 31,		Increase (decrease)
(in thousands, except per transaction and per gallon data)	2010	2009	Amount	Percent

Key operating statistics
Payment processing revenue:
Payment processing transactions	49,118	49,297	(179)	—
Average expenditure per payment processing transaction	$55.80	$40.78	$15.02	37%
Average price per gallon of fuel	$2.76	$2.00	$0.76	38%

Transaction processing revenue:
Transaction processing transactions	12,662	13,991	(1,329)	(9)%

Account servicing revenue:
Average number of vehicles serviced (a)	4,503	4,718	(215)	(5)%

(a)	Does not include Pacific Pride vehicle information.
          Payment processing revenue increased $10.4 million for the three months ended March 31, 2010, compared to the same period last year. The increase was primarily due to the increase in the average price per gallon of fuel.

          Our finance fees have increased $1.3 million for the three months ended March 31, 2010, over the same period in the prior year. The increase in late fees is related to the increase in our accounts receivable balances.
          The following table compares selected expense line items within our Fleet segment for the three months ended March 31:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Provision for credit losses	$5,666	$3,356	69%
Operating interest expense	$1,228	$3,528	(65)%
Salary and other personnel	$18,877	$17,183	10%
Depreciation and amortization	$5,818	$5,171	13%

          Provision for credit losses was $5.7 million in the three months ended March 31, 2010, compared to $3.4 million for the same period last year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 21 basis points of Fuel Expenditures for the three months ended March 31, 2010, compared to 17 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance adequacy. This methodology takes into account total receivable balances, recent charge off and recovery experience and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to refine our overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs and recoveries. Higher accounts receivable balances in 2010 have resulted in an increase to credit losses of approximately $1.3 million for the three months ended March 31, 2010, as compared to the same period in the prior year. The remaining difference is primarily due to lower recoveries, as compared to the same period in the prior year, on amounts previously charged off.
          Operating interest expense decreased $2.3 million for the three months ended March 31, 2010, compared to the same period in 2009. Approximately $2.9 million of the decrease in operating interest expense is due to lower interest rates. For the first quarter of 2010, the average interest rate was 1.2 percent, as compared to an average interest rate of 3.9 percent for the first quarter of 2009. Offsetting this decrease was an increase in our total average operating debt balance, which consists of our deposits and borrowed federal funds, to $472 million for the first quarter of this year as compared to $427 million for the first quarter of 2009. Most of our higher rate certificates of deposits have matured which will stabilize our future rates at a relatively low level.
          Salary and other personnel expenses increased $1.7 million for the three months ended March 31, 2010, as compared to the same period last year. This increase was primarily due to additional personnel in our international operations which added $1.3 million in expense over the same period in the prior year.
          Depreciation and amortization expenses increased $0.6 million for the three months ended March 31, 2010, as compared to the same period in 2009. This increase is primarily due to new assets being placed into service.

          We own fuel price derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. These fuel price derivative instruments do not qualify for hedge accounting. Accordingly, both realized and unrealized gains and losses on our fuel price derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended March 31,
	2010	2009

Fuel price derivatives, at fair value, beginning of period	$6,152	$49,294
Net change in fair value	(1,780)	653
Cash receipts on settlement	(5,040)	(7,124)

Fuel price derivatives, at fair value, end of period	$(668)	$42,823

Collar range:
Floor	$3.25	$2.58
Ceiling	$3.31	$2.64

Average fuel price, beginning of period	$2.70	$1.97
Average fuel price, end of period	$2.81	$2.01

          Fuel prices increased during the first quarter of 2010. The fair value of the fuel price derivative instruments held at March 31, 2010, decreased from December 31, 2009. The average fuel price moved closer to the floor of the collar by $0.11 from the beginning of the quarter to the end of the quarter. In comparison, fuel prices were stable during the first quarter of 2009. The average fuel price at the end of the period moved $0.04 closer to the floor of the collar, resulting in an insignificant change in the fair value of the instruments.
          We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we intend to purchase derivatives in the future. Over time, we have reduced our exposure to fuel price volatility because of the fixed fee component of our pricing arrangements.

     MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2010	2009	Amount	Percent

Revenues
Payment processing revenue	$9,051	$6,004	$3,047	51%
Account servicing revenue	11	14	(3)	(21)%
Finance fees	103	80	23	29%
Other	1,271	539	732	136%

Total revenues	10,436	6,637	3,799	57%

Total operating expenses	6,304	6,046	258	4%

Operating income	4,132	591	3,541	599%
Provision for income taxes	1,550	218	1,332	611%

Net income	$2,582	$373	$2,209	592%

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2010	2009	Amount	Percent

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$852,631	$649,048	$203,583	31%

     Revenues
          Payment processing revenue increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account product in the online travel service and insurance/warranty markets as well as increased market penetration with our corporate charge card product. The MasterCard net interchange rate for the first quarter of 2010 was up 13 basis points as compared to the first quarter of last year, primarily due to an increase in the interchange rates adopted by MasterCard in April of 2009.
          Other revenue has increased $0.7 million over the same period in the prior year, primarily from increased foreign online travel service fees.
     Operating Expenses
          Service fees increased $1.1 million during the first quarter of 2010 as compared to the same period in the prior year primarily due to increased volume.
          Credit loss was $0.6 million lower during the first quarter of 2010 as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009.
          Operating interest decreased $0.4 million during the first quarter of 2010 as compared to the same period in the prior year primarily due to a sharp decrease in interest rates.

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
          During the first quarter of 2010, we used approximately $5.9 million in management operating cash as compared to approximately $121.8 million of management operating cash used in the first quarter of 2009. The significant usage of management operating cash during 2009 is due to the maturities of a significant amount of our certificates of deposit that we had previously issued. The rapid decline in fuel prices during the fourth quarter of 2008 led to decreasing accounts receivable balances with which maturing certificates of deposit could not keep pace.
          In addition to the $5.9 million of management operating cash we used during the first quarter of 2010, we also paid down approximately $16 million on our revolving credit facility. The usage of management operating cash was primarily due to an increase in working capital requirements.
     Management Operating Cash
          The table below reconciles net cash provided by operating activities to change in management operating cash:

	Three months ended
	March 31,
	2010	2009

Net cash provided by operating activities	$6,320	$67,488
Net decrease in deposits	(17,054)	(189,291)
Net increase in borrowed federal funds	4,880	—

Change in management operating cash	$(5,854)	$(121,803)

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.35 percent to 4.00 percent as of March 31, 2010. As of March 31, 2010, we had approximately $398 million of deposits outstanding. Most of our higher-rate certificates of deposits have matured and this should stabilize our future rates at a relatively low level. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $63 million in lines of credit available on our federal funds lines as of March 31, 2010.
     Liquidity
          We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance dropped approximately $27 million as deposits decreased approximately $16 million and we paid approximately $17 million on our revolving credit facility.
          We have approximately two years left on our revolving credit facility. We are currently paying a rate of LIBOR plus 45 basis points, which is better than the market rates at March 31, 2010. We had approximately $336 million available to us under this agreement as of March 31, 2010. We paid down $16 million in financing debt during the current quarter and ended the period with a balance outstanding of $112.4 million.

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
     Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Purchase of Treasury Shares
          We did not repurchase any shares of common stock during the quarter ended March 31, 2010.
Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Adopted Accounting Standards
          None
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2010. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits.

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1	Wright Express Corporation Amended and Restated Short Term Incentive Program**

*	10.2	Wright Express Corporation Amended and Restated Long Term Incentive Program**

*	10.3	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement

*	10.4	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement

*	10.5	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement

*	10.6	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.7	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.8	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.9	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation

*	10.10	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation

*	10.11	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation

*	10.12	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		Portions of exhibits 10.1 and 10.2 have been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
April 30, 2010	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1	Wright Express Corporation Amended and Restated Short Term Incentive Program**

*	10.2	Wright Express Corporation Amended and Restated Long Term Incentive Program**

*	10.3	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement

*	10.4	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement

*	10.5	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement

*	10.6	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.7	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.8	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010

*	10.9	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation

*	10.10	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation

*	10.11	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation

*	10.12	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		Portions of exhibits 10.1 and 10.2 have been omitted pursuant to a request for confidential treatment.