Form 10-Q
period 2010-06-30
Wright Express CORP
filed 2010-07-27
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
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
☑ Yes          ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2010

Common Stock, $0.01 par value per share	38,262,848 shares

Page

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	-3-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	-17-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	-25-

Item 4.	Controls and Procedures.	-25-

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	-26-

Item 1A.	Risk Factors.	-26-

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	-26-

Item 6.	Exhibits.	-27-

SIGNATURE		-29-
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts; the impact and range of credit losses; the amount of full year interest rates; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2010. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements in this Quarterly Report speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$13,208	$39,304
Accounts receivable (less reserve for credit losses of $7,707 in 2010 and $10,660 in 2009)	1,025,898	844,152
Income taxes receivable	529	—
Available-for-sale securities	9,639	10,596
Fuel price derivatives, at fair value	5,865	6,152
Property, equipment and capitalized software, net	49,382	44,991
Deferred income taxes, net	168,166	183,602
Goodwill	315,071	315,227
Other intangible assets, net	31,923	34,815
Other assets	19,338	20,823

Total assets	$1,639,019	$1,499,662

Liabilities and Stockholders’ Equity
Accounts payable	$376,730	$283,149
Accrued expenses	28,004	30,861
Income taxes payable	—	1,758
Deposits	519,565	423,287
Borrowed federal funds	24,818	71,723
Revolving line-of-credit facility	91,200	128,000
Other liabilities	1,767	1,815
Amounts due under tax receivable agreement	103,848	107,753
Preferred stock; 10,000 shares authorized:
Series A non-voting convertible, redeemable preferred stock; 0.1 shares issued and outstanding	—	10,000

Total liabilities	$1,145,932	$1,058,346

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,839 in 2010 and 41,167 in 2009 shares issued; 38,605 in 2010 and 38,196 in 2009 shares outstanding	418	412
Additional paid-in capital	126,223	112,063
Retained earnings	460,728	412,138
Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale securities	131	23
Net unrealized loss on interest rate swaps	(272)	(176)
Net foreign currency translation adjustment	(667)	(134)

Accumulated other comprehensive loss	(808)	(287)

Less treasury stock at cost, 3,305 shares in 2010 and 2,971 shares in 2009	(93,474)	(83,010)

Total stockholders’ equity	493,087	441,316

Total liabilities and stockholders’ equity	$1,639,019	$1,499,662

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Service Revenues
Payment processing revenue	$65,604	$53,043	$123,368	$97,357
Transaction processing revenue	4,242	4,363	8,401	8,661
Account servicing revenue	8,241	9,308	16,510	18,267
Finance fees	8,502	7,279	16,886	14,343
Other	4,119	2,938	8,683	5,737

Total service revenues	90,708	76,931	173,848	144,365

Product Revenues
Hardware and equipment sales	727	944	1,433	2,008

Total revenues	91,435	77,875	175,281	146,373

Expenses
Salary and other personnel	20,447	18,259	40,067	36,112
Service fees	9,468	5,974	17,062	12,156
Provision for credit losses	2,851	2,567	8,762	6,802
Technology leasing and support	3,261	2,237	6,085	4,397
Occupancy and equipment	2,043	1,969	4,087	4,357
Depreciation and amortization	5,737	5,338	11,610	10,583
Operating interest expense	1,429	2,563	2,871	6,701
Cost of hardware and equipment sold	655	763	1,198	1,756
Other	6,197	5,833	12,002	11,813

Total operating expenses	52,088	45,503	103,744	94,677

Operating income	39,347	32,372	71,537	51,696

Financing interest expense	(693)	(2,048)	(1,419)	(4,068)
Gain (loss) on foreign currency transactions	40	(12)	43	(12)
Gain on settlement of portion of amounts due under tax receivable agreement	—	136,485	—	136,485
Net realized and unrealized gain (loss) on fuel price derivatives	9,363	(18,110)	7,583	(17,457)
Increase in amount due under tax receivable agreement	—	—	—	(570)

Income before income taxes	48,057	148,687	77,744	166,074

Income taxes	18,021	55,497	29,154	61,907

Net income	30,036	93,190	48,590	104,167

Changes in available-for-sale securities, net of tax effect of $41 and $59 in 2010 and $(11) and $21 in 2009	74	(20)	108	37
Changes in interest rate swaps, net of tax effect of $13 and $(56) in 2010 and $410 and $816 in 2009	21	708	(96)	1,408
Foreign currency translation	(335)	(150)	(533)	(174)

Comprehensive income	$29,796	$93,728	$48,069	$105,438

Earnings per share:
Basic	$.77	$2.43	$1.26	$2.71
Diluted	$.77	$2.36	$1.24	$2.65

Weighted average common shares outstanding:
Basic	38,830	38,418	38,582	38,378
Diluted	39,136	39,517	39,115	39,356
See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2010	2009

Cash flows from operating activities
Net income	$48,590	$104,167
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	287	29,045
Stock-based compensation	2,976	2,862
Depreciation and amortization	12,067	10,897
Gain on settlement of portion of amounts due under tax receivable agreement	—	(136,485)
Deferred taxes	15,428	51,163
Provision for credit losses	8,762	6,802
Loss on disposal of property and equipment	—	31
Impairment of internal-use software	—	421
Changes in operating assets and liabilities:
Accounts receivable	(190,626)	(207,724)
Other assets	1,171	(2,189)
Accounts payable	93,653	117,109
Accrued expenses	(2,975)	(8,154)
Income taxes	(2,283)	10,353
Other liabilities	(29)	(1,627)
Amounts due under tax receivable agreement	(3,905)	(60,527)

Net cash used for operating activities	(16,884)	(83,856)

Cash flows from investing activities
Purchases of property and equipment	(13,455)	(8,904)
Reinvestment of dividends on available-for-sale securities	(77)	(81)
Maturities of available-for-sale securities	1,198	1,535

Net cash used for investing activities	(12,334)	(7,450)

Cash flows from financing activities
Excess tax benefits from share-based payment arrangements	981	—
Repurchase of share-based awards to satisfy tax withholdings	(1,762)	(899)
Proceeds from stock option exercises	1,970	47
Net increase (decrease) in deposits	96,278	(133,981)
Net (decrease) increase in borrowed federal funds	(46,905)	48,153
Net change in revolving line-of-credit facility	(36,800)	21,200
Purchase of shares of treasury stock	(10,464)	(2,018)

Net cash provided by (used for) financing activities	3,298	(67,498)

Effect of exchange rate changes on cash and cash equivalents	(176)	5

Net change in cash and cash equivalents	(26,096)	(158,799)
Cash and cash equivalents, beginning of period	39,304	183,117

Cash and cash equivalents, end of period	$13,208	$24,318

Supplemental cash flow information
Interest paid	$1,317	$19,755
Income taxes paid	$15,031	$390
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$10,004	$—
See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2010.
     The condensed consolidated statement of income for the three and six month periods ended June 30, 2009 have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. For the three months ended June 30, 2009, payment processing revenue decreased from $53.8 to $53.0 and operating interest expense decreased from $3.3 to $2.5. For the six months ended June 30, 2009, payment processing revenue decreased from $98.8 to $97.4 and operating interest expense decreased from $8.1 to $6.7. Operating income and net income were not impacted by this change, nor was there any impact on either the condensed consolidated statement of cash flows or the condensed consolidated balance sheet.
2. Goodwill and Other Intangible Assets
  Goodwill
     The changes in goodwill during the first six months of 2010 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Balance at December 31, 2009	$305,514	$9,713	$315,227
Impact of foreign currency translation	(156)	—	(156)

Balance at June 30, 2010	$305,358	$9,713	$315,071

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Other Intangible Assets
     The changes in other intangible assets during the first six months of 2010 were as follows:

	Net Carrying		Impact of	Net Carrying
	Amount,		Foreign	Amount,
	December 31,		Currency	June 30,
	2009	Amortization	Translation	2010

Definite-lived intangible assets
Software	$13,565	$(1,077)	$—	$12,488
Customer relationships	16,731	(1,586)	(202)	14,943
Trade name	54	(27)	—	27

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	4,465

Total	$34,815	$(2,690)	$(202)	$31,923

     The Company expects amortization expense related to the definite-lived intangible assets above as follows: $2,703 for July 1, 2010 through December 31, 2010; $4,710 for 2011; $4,075 for 2012; $3,459 for 2013; $2,481 for 2014; and $2,258 for 2015.
     Other intangible assets consist of the following:

	June 30, 2010			December 31, 2009
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
	Carrying Amount	Amortization	Amount	Carrying Amount	Amortization	Amount

Beginning Balance
Software	$16,300	$(3,812)	$12,488	$16,300	$(2,735)	$13,565
Customer relationships	24,641	(9,698)	14,943	24,858	(8,127)	16,731
Trade name	100	(73)	27	100	(46)	54

	$41,041	$(13,583)	27,458	$41,258	$(10,908)	30,350

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465

Total			$31,923			$34,815

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
3. Earnings per Common Share
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Income available for common stockholders — Basic	$30,036	$93,190	$48,590	$104,167
Convertible, redeemable preferred stock	—	68	40	150

Income available for common stockholders — Diluted	$30,036	$93,258	$48,630	$104,317

Weighted average common shares outstanding — Basic	38,830	38,418	38,582	38,378
Unvested restricted stock units	127	400	135	392
Stock options	179	255	193	142
Convertible, redeemable preferred stock	—	444	205	444

Weighted average common shares outstanding — Diluted	39,136	39,517	39,115	39,356

No shares were considered anti-dilutive during the periods reported.
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
     Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made. Because the derivatives are either accounting or economic hedge operational exposures, cash flows from the settlement of such contracts are included in “Cash flows from operating activities” on the Condensed Consolidated Statements of Cash Flows.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Cash Flow Hedges
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of June 30, 2010, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling through July 2011	1.35%	$50,000

Derivatives Not Designated as Hedging Instruments
     For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2010, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments — unleaded fuel
Option contracts settling July 2010 — December 2011	30,150

Fuel price derivative instruments — diesel
Option contracts settling July 2010 — December 2011	13,546

Total fuel price derivative instruments	43,696

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$430	Accrued expenses	$278

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	5,865	Fuel price derivatives, at fair value	6,152	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—

Total derivatives		$5,865		$6,152		$430		$278

     The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Derivatives	Three months ended		from Accumulated	Three months ended		and Amount Excluded	Three months ended
Designated as	June 30,		OCI into Income	June 30,		from Effectiveness	June 30,
Hedging Instruments	2010	2009	(Effective Portion)	2010	2009	Testing) (b)	2010	2009

Interest rate contracts	$21	$708	Financing interest expense	$(137)	$(1,238)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2010	2009

Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$9,363	$(18,110)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $13 in 2010 and $410 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Derivatives	Six months ended		from Accumulated	Six months ended		and Amount Excluded	Six months ended
Designated as	June 30,		OCI into Income	June 30,		from Effectiveness	June 30,
Hedging Instruments	2010	2009	(Effective Portion)	2010	2009	Testing) (b)	2010	2009

Interest rate contracts	$(96)	$1,408	Financing interest expense	$(277)	$(2,471)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Six months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2010	2009

Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$7,583	$(17,457)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $(56) in 2010 and $816 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$2,459	$—	$2,459	$—
Asset-backed securities	2,679	—	2,679	—
Municipal bonds	100	—	100	—
Equity securities	4,401	4,401	—	—

Total available-for-sale securities	$9,639	$4,401	$5,238	$—

Executive deferred compensation plan trust (a)	$1,771	$1,771	$—	$—

Fuel price derivatives — diesel	$1,775	$—	$—	$1,775
Fuel price derivatives — unleaded fuel	4,090	—	4,090	—

Total fuel price derivatives	$5,865	$—	$4,090	$1,775

Liabilities:

July 2009 interest rate swap arrangements with a base rate of 1.35% and an aggregate notional amount of $50,000	$430	$—	$430	$—

Total interest rate swap arrangements (b)	$430	$—	$430	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010:

Fuel Price
Derivatives —
Diesel

Beginning balance	$2,641
Total losses — realized/unrealized
Included in earnings (a)	(866)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$1,775

(a)	Gains and losses (realized and unrealized) included in earnings for the six months ended June 30, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
Available-for-sale securities and executive deferred compensation plan trust
     When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of exchange-traded equity securities.
     For mortgage-backed and asset-backed securities and bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
7. Stock-Based Compensation
     During the first six months of 2010, the Company awarded stock options, restricted stock units, and performance-based restricted stock units to directors and employees under the 2005 Equity and Incentive Plan (the “2010 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended June 30, 2010, total stock-based compensation cost recognized was approximately $1.4 million, of which approximately $0.5 million was related to the 2010 grant. For the six months ended June 30, 2010, total stock-based compensation cost recognized was approximately $3.0 million, of which approximately $0.7 million was related to the 2010 grant. As of June 30, 2010, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2010 grant was approximately $5.6 million, based on current estimated performance results, to be recognized over the 2.6 year remaining vesting period of these awards.
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
     The following table presents the Company’s reportable segment results for the three months ended June 30, 2010 and 2009:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Three months ended June 30, 2010
Fleet	$78,385	$1,221	$4,351	$14,117	$23,530
MasterCard	13,050	208	68	1,958	3,262

Total	$91,435	$1,429	$4,419	$16,075	$26,792

Three months ended June 30, 2009
Fleet	$68,336	$2,125	$4,031	$12,252	$20,090
MasterCard	9,539	438	59	1,359	2,323

Total	$77,875	$2,563	$4,090	$13,611	$22,413

     The following table presents the Company’s reportable segment results for the six months ended June 30, 2010 and 2009:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Six months ended June 30, 2010
Fleet	$151,795	$2,449	$8,797	$26,772	$44,622
MasterCard	23,486	422	123	3,508	5,844

Total	$175,281	$2,871	$8,920	$30,280	$50,466

Six months ended June 30, 2009
Fleet	$130,197	$5,653	$7,922	$21,911	$35,969
MasterCard	16,176	1,048	133	1,577	2,696

Total	$146,373	$6,701	$8,055	$23,488	$38,665

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Adjusted net income	$26,792	$22,413	$50,466	$38,665
Unrealized losses on fuel price derivatives	6,533	(22,574)	(287)	(29,045)
Amortization of acquired intangible assets	(1,343)	(1,248)	(2,715)	(2,528)
Asset impairment charge	—	—	—	(421)
Non-cash adjustments related to the tax receivable agreement	—	—	—	(570)
Gain on extinguishment of liability	—	136,485	—	136,485
Tax impact	(1,946)	(41,886)	1,126	(38,419)

Net income	$30,036	$93,190	$48,590	$104,167

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
The condensed consolidated statement of income for the three and six month periods ended June 30, 2009 have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. For the three months ended June 30, 2009, payment processing revenue decreased from $53,794 to $53,043 and operating interest expense decreased from $3,314 to $2,563. For the six months ended June 30, 2009, payment processing revenue decreased from $98,786 to $97,357 and operating interest expense decreased from $8,130 to $6,701. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
Overview
     Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet — The fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers.

•	MasterCard — The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality.
Summary
     Below are selected items from the second quarter of 2010:
•	Average number of vehicles serviced decreased 2 percent from the second quarter of 2009 to approximately 4.6 million as fleets have reduced their number of vehicles due to economic conditions. However, the average number of vehicles serviced was up nearly 100,000 from the sequential first quarter of 2010, the first such increase since the fourth quarter of 2008.
•	Total fleet transactions processed increased less than 1 percent from the second quarter of 2009 to 66.3 million. Payment processing transactions increased 2 percent to 52.9 million, while transaction processing transactions decreased 8 percent to 13.4 million.
•	Total revenue for the fleet segment grew 15 percent from the second quarter of 2009 to $78.4 million.
•	Average expenditure per payment processing transaction increased 24 percent to $58.74 from $47.37 for the same period last year. This increase was driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended June 30, 2010, was $2.87, a 23 percent increase over the same period last year.

•	Realized gains on our fuel price derivatives were $2.8 million compared to realized gains of $4.5 million for the second quarter of 2009.
•	Credit loss expense in the fleet segment was $2.3 million for the three months ended June 30, 2010, versus $1.9 million for the three months ended June 30, 2009.
•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $1.4 million during the three months ended June 30, 2010, from $2.6 million during the three months ended June 30, 2009.
•	Total MasterCard purchase volume grew $265 million to $1,036 million for the three months ended June 30, 2010, an increase of 34 percent over the same period last year. MasterCard revenue grew 37 percent, as compared to the second quarter of 2009, to $13.1 million.
•	We repurchased approximately 334,000 shares of our common stock at a cost of approximately $10.5 million during the second quarter of 2010. We also repurchased an additional 261,000 shares in July 2010 at a cost of approximately $7.5 million.

Results of Operations
   Fleet
     The following table reflects comparative operating results and key operating statistics within our fleet segment:

	Three months ended				Six months ended
(in thousands, except per	June 30,		Increase (decrease)		June 30,		Increase (decrease)
transaction and per gallon data)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Revenues
Payment processing revenue	$54,468	$44,454	$10,014	23%	$103,181	$82,764	$20,417	25%
Transaction processing revenue	4,242	4,363	(121)	(3)%	8,401	8,661	(260)	(3)%
Account servicing revenue	8,226	9,297	(1,071)	(12)%	16,484	18,242	(1,758)	(10)%
Finance fees	8,375	7,173	1,202	17%	16,656	14,157	2,499	18%
Other	2,347	2,105	242	11%	5,640	4,365	1,275	29%

Total service revenues	77,658	67,392	10,266	15%	150,362	128,189	22,173	17%

Product Revenues
Hardware and equipment sales	727	944	(217)	(23)%	1,433	2,008	(575)	(29)%

Total revenues	78,385	68,336	10,049	15%	151,795	130,197	21,598	17%

Total operating expenses	44,258	39,646	4,612	12%	89,610	82,774	6,836	8%

Operating income	34,127	28,690	5,437	19%	62,185	47,423	14,762	31%

Financing interest expense	(693)	(2,048)	1,355	(66)%	(1,419)	(4,068)	2,649	(65)%

Gain on extinguishment of debt	—	136,485	(136,485)	—	—	136,485	(136,485)	—
Gain (loss) on foreign currency transactions	40	(12)	52	NM	43	(12)	55	NM
Net realized and unrealized gains (losses) on fuel price derivatives	9,363	(18,110)	27,473	NM	7,583	(17,457)	25,040	NM
Decrease in amounts due under tax receivable agreement	—	—	—	—	—	(570)	570	NM

Income before income taxes	42,837	145,005	(102,168)	(70)%	68,392	161,801	(93,409)	(58)%
Income taxes	16,063	54,138	(38,075)	(70)%	25,646	60,330	(34,684)	(57)%

Net income	$26,774	$90,867	$(64,093)	(71)%	$42,746	$101,471	$(58,725)	(58)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	52,866	51,579	1,287	2%	101,984	100,875	1,109	1%
Average expenditure per payment processing transaction	$58.74	$47.37	$11.37	24%	$57.32	$44.15	$13.17	30%
Average price per gallon of fuel	$2.87	$2.33	$0.54	23%	$2.82	$2.17	$0.65	30%

Transaction processing revenue:
Transaction processing transactions	13,407	14,520	(1,113)	(8)%	26,069	28,511	(2,442)	(9)%
Account servicing revenue:
Average number of vehicles serviced (a)	4,585	4,682	(97)	(2)%	4,544	4,700	(156)	(3)%

(a)	Does not include Pacific Pride vehicle information.

NM	Not meaningful.
Revenues
     Payment processing revenue increased $10.0 million for the three months ended June 30, 2010, compared to the same period last year. The primary component of this increase was a $10.5 million increase in revenue associated with a 23 percent increase in the average price per gallon of fuel.

     Payment processing revenue increased $20.4 million for the six months ended June 30, 2010, compared to the same period last year. The primary component of this increase was a $24.5 million increase in revenue associated with a 30 percent increase in the average price per gallon of fuel. This increase was partially offset by lower net payment processing rates for the period.
     Our account servicing revenue has decreased $1.1 million for the three months ended June 30, 2010, as compared to the same period in 2009, and decreased $1.8 million for the six months ended June 30, 2010, as compared to the same period in 2009. These decreases are primarily related to the reduction in number of vehicles in our smaller fleets.
     Our finance fees have increased $1.2 million for the three months ended June 30, 2010, as compared to the same period in 2009, and increased $2.5 million for the six months ended June 30, 2010, as compared to the same period in 2009. The increase in finance fees is primarily related to the increase in accounts receivable balances.
Expenses
     The following table compares selected expense line items within our Fleet segment for the three months ended June 30:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Provision for credit losses	$2,310	$1,946	19%
Operating interest expense	$1,221	$2,125	(43)%
Salary and other personnel	$19,562	$17,523	12%
Service fees	$3,970	$2,503	59%
Depreciation and amortization	$5,669	$5,279	7%
     Changes in operating expenses for the three months ended June 30, 2010, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 7.4 basis points of Fuel Expenditures for the three months ended June 30, 2010, compared to 7.9 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. The increase in expense is primarily due to higher net charge-off rates during the three months ended June 30, 2010, which increased credit losses by approximately $0.5 million as compared to the same period in the prior year.
•	Operating interest expense decreased $0.9 million for the three months ended June 30, 2010, compared to the same period in 2009. Approximately $2.1 million of this decrease is due to lower interest rates. For the second quarter of 2010, the average interest rate on our deposits and borrowed federal funds was 1.0 percent. For the second quarter of 2009, this average interest rate was 2.5 percent. Offsetting, in part, this decrease in operating interest expense was an increase in our total average operating debt balance, which consists of our deposits and borrowed federal funds, to $536.3 million for the second quarter of this year as compared to $393.9 million for the second quarter of 2009.

•	Salary and other personnel expenses increased $2.0 million for the three months ended June 30, 2010, as compared to the same period last year. This increase was primarily due to additional expense of approximately $0.7 million related to our international operations. Also increasing salary expense was additional contractor expense associated with our software development, annual salary and benefit increases, commissions and employee travel totaling approximately $1.9 million. Offsetting this increase was lower annual incentive compensation as compared to the prior year of $0.4 million. These annual incentives are based on financial performance.
•	Service fees increased $1.5 million for the three months ended June 30, 2010, as compared to the same period in the prior year. The increase in fees is primarily associated with legal and accounting work related to costs associated with our international activities and other management initiatives.
•	Depreciation and amortization expenses increased approximately $0.4 million for the three months ended June 30, 2010, as compared to the same period in 2009. This increase in primarily due to additional depreciation related to new assets placed into service.
     The following table compares selected expense line items within our Fleet segment for the six months ended June 30:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Provision for credit losses	$7,976	$5,302	50%
Operating interest expense	$2,449	$5,653	(57)%
Salary and other personnel	$38,439	$34,706	11%
Service fees	$7,176	$5,417	32%
Depreciation and amortization	$11,487	$10,450	10%
     Changes in operating expenses for the six months ended June 30, 2010, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 13.6 basis points of Fuel Expenditures for the six months ended June 30, 2010, compared to 11.9 basis points of Fuel Expenditures for the same period last year. Higher accounts receivable balances in 2010 as compared to the same period in the prior year have resulted in an increase to credit losses of approximately $1.5 million for the six months ended June 30, 2010, as compared to the same period in the prior year. Higher net charge-off rates during the six months ended June 30, 2010, increased credit losses by $0.5 million as compared to the same period in the prior year. The remaining difference is due to aging of the accounts receivable.
•	Operating interest expense decreased $3.2 million for the six months ended June 30, 2010, compared to the same period in 2009. Approximately $5.0 million of this decrease is due to lower interest rates. For the first half of 2010, the average interest rate on our deposits and borrowed federal funds was 1.1 percent. For the first half of 2009, this average interest rate was 3.2 percent. Offsetting this decrease in operating interest expense is an increase in our total average operating debt balance to $500.1 million for the first six months of this year as compared to $410.3 million for the first six months of 2009.
•	Salary and other personnel expenses increased $3.7 million for the six months ended June 30, 2010, as compared to the same period last year. This increase was primarily due to additional expense of approximately $2.0 million related to our international operations including travel and related contractor expenses. Also increasing salary expense was additional contractor expense associated with our software development, annual salary and benefit increases, commissions and employee travel totaling approximately $3.4 million. Offsetting this increase was lower annual incentive compensation as compared to the prior year of $1.6 million. These annual incentives are based on financial performance.
•	Service fees increased $1.8 million for the six months ended June 30, 2010, as compared to the same period in the prior year. The increase in fees is primarily associated with legal and accounting work related to costs associated with our international activities and other management initiatives.
•	Depreciation and amortization expenses increased $1.0 million for the six months ended June 30, 2010, as compared to the same period in 2009. This increase is primarily due to additional depreciation related to new assets placed into service.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per gallon data)	2010	2009	2010	2009

Fuel price derivatives, at fair value, beginning of period	$(668)	$42,823	$6,152	$49,294
Net change in fair value	9,363	(18,110)	7,583	(17,457)
Cash receipts on settlement	(2,830)	(4,464)	(7,870)	(11,588)

Fuel price derivatives, at fair value, end of period	$5,865	$20,249	$5,865	$20,249

Collar range:
Floor	$3.17	$2.67	$3.21	$2.62
Ceiling	$3.23	$2.73	$3.27	$2.68

Average fuel price, beginning of period	$2.84	$2.10	$2.70	$1.97
Average fuel price, end of period	$2.81	$2.59	$2.81	$2.59
     Changes in fuel price derivatives for the three months ended June 30, 2010, as compared to the corresponding period a year ago, include the following:
•	Fuel prices decreased 1 percent during the second quarter of 2010. Accordingly, the fair value of the fuel price derivative instruments held at June 30, 2010, increased as compared to March 31, 2010. The average fuel price moved closer to the floor of the collar by approximately $0.03 from the beginning of the quarter to the end of the quarter. In the same period for the prior year, the average fuel price moved from $0.57 below the floor of the collar at the beginning of the period to $0.08 below the floor at June 30, 2009.
     Changes in fuel price derivatives for the six months ended June 30, 2010, as compared to the corresponding period a year ago, include the following:
•	Fuel prices increased 4 percent during the first six months of 2010. Accordingly, the fair value of the fuel price derivative instruments held at June 30, 2010, has declined as compared to December 31, 2009. The average fuel price moved closer to the floor of the collar by approximately $0.11 from the beginning of the period to the end of the period. Fuel prices were fairly volatile during the first six months of 2009. In the same period for the prior year, the average fuel price moved from $0.65 below the floor of the collar at the beginning of the period to $0.03 below the floor at June 30, 2009.
     We entered into additional derivative instruments during the second quarter of 2010. For the portion of 2011 that is complete, our weighted average floor is $2.87 and our weighted average ceiling is $2.93.
     We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. However, we have reduced some of our exposure to fuel price volatility because of the fixed fee component of our new pricing arrangements.

MasterCard
     The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Revenues
Payment processing revenue	$11,136	$8,589	$2,547	30%	$20,187	$14,593	$5,594	38%
Account servicing revenue	15	11	4	36%	26	25	1	4%
Finance fees	127	106	21	20%	230	186	44	24%
Other	1,772	833	939	113%	3,043	1,372	1,671	122%

Total revenues	13,050	9,539	3,511	37%	23,486	16,176	7,310	45%

Total operating expenses	7,830	5,857	1,973	34%	14,134	11,903	2,231	19%

Operating income	5,220	3,682	1,538	42%	9,352	4,273	5,079	119%
Income taxes	1,958	1,359	599	44%	3,508	1,577	1,931	122%

Net income	$3,262	$2,323	$939	40%	$5,844	$2,696	$3,148	117%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$1,036,144	$771,469	$264,675	34%	$1,888,775	$1,420,517	$468,258	33%
Revenues
     Payment processing revenue increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account product in the online travel service and insurance/warranty markets as well as increased market penetration with our corporate charge card product. The MasterCard net interchange rate for the six months ended June 30, 2010, was up 4 basis points as compared to the same period in the prior year, primarily due to an increase in the interchange rates adopted by MasterCard in April of 2009 offset by higher rebates.
Expenses
     Services fees have increased with the increase in MasterCard purchase volume. During the three months ended June 30, 2010, service fees increased $2.0 million as compared to the same period in the prior year. During the six months ended June 30, 2010, service fees increased $3.2 million as compared to the same period in the prior year.
     Credit loss was $0.7 million lower during the first half of 2010 as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009 and lower charge-offs during the first six months of 2010.
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
     During the first six months of 2010, we generated approximately $32.5 million in management operating cash as compared to approximately $169.7 million of management operating cash used during the first six months of 2009. The significant decrease in management operating cash in 2009 is due to the maturities of over $200 million of previously issued certificates of deposit, which are used to fund our accounts receivable. The rapid decline in fuel prices during the fourth quarter of 2008 led to decreasing accounts receivable balances with which maturing certificates of deposit could not keep pace.
     During the first six months of 2010 we paid down approximately $36.8 million on our revolving credit facility. We also repurchased approximately 334,000 shares of our common stock at a cost of approximately $10.5 million during the second quarter of 2010. Furthermore, we repurchased an additional 261,000 shares in July 2010 at a cost of approximately $7.5 million. The generation of management operating cash during the first six months of 2010 was primarily due to earnings.
Management Operating Cash
     The table below reconciles net cash used for operating activities to change in management operating cash:

	Six months ended
	June 30,
	2010	2009

Net cash used for operating activities	$(16,884)	$(83,856)
Net increase (decrease) in deposits	96,278	(133,981)
Net (decrease) increase in borrowed federal funds	(46,905)	48,153

Management operating cash	$32,489	$(169,684)

     Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes brokered money market accounts and certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.30 percent to 1.95 percent as of June 30, 2010. As of June 30, 2010, we had approximately $450 million of deposits outstanding. Most of our higher-rate certificates of deposits have matured and this should stabilize our future rates at a relatively low level. Certificates of deposit are subject to regulatory capital requirements. We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable.
     FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. There was approximately $25 million outstanding on our federal funds lines of credit as of June 30, 2010. Our total federal line of credit as of June 30, 2010, was $135 million.
Liquidity
     We have approximately two years left on our revolving credit facility. We are currently paying a rate of LIBOR plus 45 basis points, which is better than the market rates at June 30, 2010. We had approximately $357 million available to us under this agreement as of June 30, 2010. We paid down $21 million in financing debt during the second quarter and ended the period with a balance outstanding of $91.2 million.
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
Off-balance Sheet Arrangements
     We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Purchase of Treasury Shares
     The following table presents stock repurchase program activity from January 1, 2010 through June 30, 2010 and January 1, 2009, through June 30, 2009:

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	333.9	$10,465	81.6	$2,018	333.9	$10,465	81.6	$2,018
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2010. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2010:

				Approximate
				Dollar Value of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of	Average Price	Publicly Announced Plans	the Plans or
	Shares Purchased	Paid per Share	or Programs (a)	Programs (a)

April 1 — April 30, 2010	—	$—	—	$66,990,242
May 1 — May 31, 2010	140,000	$31.49	140,000	$62,581,995
June 1 — June 30, 2010	193,900	$31.24	193,900	$56,525,515

Total	333,900	$31.34	333,900

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. During the second quarter of 2010, the board of directors extended the share repurchase program another year to July 25, 2011. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit No.	Description
** 101.LAB	XBRL Taxonomy Label Linkbase Document
** 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
July 27, 2010	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit No.	Description
**101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.