Form 10-Q
period 2010-09-30
Wright Express CORP
filed 2010-11-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes             ☑   No
        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010

Common Stock, $0.01 par value per share	38,284,499 shares

Page

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements.	- 3 -

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 19 -

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	- 27 -

Item 4.	Controls and Procedures.	- 28 -

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	- 29 -

Item 1A.	Risk Factors.	- 29 -

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	- 29 -

Item 6.	Exhibits.	- 30 -

	SIGNATURE	- 31 -
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the impact of foreign exchange rates on the Company’s operations, revenue and income; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts; the ability of the Company to integrate and manage its acquired businesses; the impact and range of credit losses; the level of interest rates; financial loss if we determine it necessary to unwind our derivative instrument position prior to the expiration of the contract; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2009, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2010. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, future acquisition or disposition. The forward-looking statements in this Quarterly Report speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2010	2009

Assets
Cash and cash equivalents	$26,044	$39,304
Accounts receivable (less reserve for credit losses of $7,550 in 2010 and $10,660 in 2009)	1,146,607	844,152
Available-for-sale securities	9,357	10,596
Fuel price derivatives, at fair value	—	6,152
Property, equipment and capitalized software, net	54,892	44,991
Deferred income taxes, net	160,462	183,602
Goodwill	525,869	315,227
Other intangible assets, net	126,814	34,815
Other assets	27,639	20,823

Total assets	$2,077,684	$1,499,662

Liabilities and Stockholders’ Equity
Accounts payable	$415,883	$283,149
Accrued expenses	42,220	30,861
Income taxes payable	5,614	1,758
Deposits	495,050	423,287
Borrowed federal funds	64,994	71,723
Revolving line-of-credit facility and term loan	420,500	128,000
Fuel price derivatives, at fair value	868	—
Other liabilities	7,922	1,815
Amounts due under tax receivable agreement	102,194	107,753
Redeemable preferred stock	—	10,000

Total liabilities	$1,555,245	$1,058,346

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 41,858 in 2010 and 41,167 in 2009 shares issued; 38,370 in 2010 and 38,196 in 2009 shares outstanding	419	412
Additional paid-in capital	129,136	112,063
Retained earnings	481,299	412,138
Other comprehensive loss, net of tax:
Net unrealized gain on available-for-sale securities	148	23
Net unrealized loss on interest rate swaps	(520)	(176)
Net foreign currency translation adjustment	13,324	(134)

Accumulated other comprehensive gain (loss)	12,952	(287)

Less treasury stock at cost, 3,566 shares in 2010 and 2,971 shares in 2009	(101,367)	(83,010)

Total stockholders’ equity	522,439	441,316

Total liabilities and stockholders’ equity	$2,077,684	$1,499,662

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Service Revenues
Payment processing revenue	$70,091	$59,057	$193,459	$156,414
Transaction processing revenue	4,236	4,538	12,637	13,199
Account servicing revenue	9,268	9,540	25,778	27,807
Finance fees	9,640	8,790	26,526	23,133
Other	6,517	3,193	15,200	8,930

Total service revenues	99,752	85,118	273,600	229,483

Product Revenues
Hardware and equipment sales	477	710	1,910	2,718

Total revenues	100,229	85,828	275,510	232,201

Expenses
Salary and other personnel	23,746	18,680	63,813	54,792
Service fees	15,953	7,291	33,015	19,447
Provision for credit losses	3,882	5,667	12,644	12,469
Technology leasing and support	3,319	2,424	9,404	6,821
Occupancy and equipment	2,181	1,960	6,268	6,317
Depreciation and amortization	6,752	5,359	18,362	15,942
Operating interest expense	1,255	1,945	4,126	8,646
Cost of hardware and equipment sold	447	638	1,645	2,394
Other	6,502	5,518	18,504	17,331

Total operating expenses	64,037	49,482	167,781	144,159

Operating income	36,192	36,346	107,729	88,042

Financing interest expense	(1,484)	(1,355)	(2,903)	(5,423)
Gain (loss) on foreign currency transactions	7,015	(16)	7,058	(28)
Gain on settlement of portion of amounts due under tax receivable agreement	—		—	136,485
Net realized and unrealized gain (loss) on fuel price derivatives	(3,774)	3,687	3,809	(13,770)
Increase in amount due under tax receivable agreement	(214)	—	(214)	(570)

Income before income taxes	37,735	38,662	115,479	204,736

Income taxes	17,164	15,299	46,318	77,206

Net income	20,571	23,363	69,161	127,530

Changes in available-for-sale securities, net of tax effect of $15 and $74 in 2010 and $42 and $63 in 2009	17	78	125	115
Changes in interest rate swaps, net of tax effect of $(144) and $(200) in 2010 and $96 and $912 in 2009	(248)	167	(344)	1,575
Foreign currency translation	13,990	197	13,457	23

Comprehensive income	$34,330	$23,805	$82,399	$129,243

Earnings per share:
Basic	$0.54	$0.61	$1.80	$3.33
Diluted	$0.53	$0.60	$1.77	$3.25

Weighted average common shares outstanding:
Basic	38,374	38,217	38,512	38,324
Diluted	38,779	39,351	39,022	39,359

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2010	2009

Cash flows from operating activities
Net income	$69,161	$127,530
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	7,020	29,145
Stock-based compensation	5,411	4,339
Depreciation and amortization	19,197	16,413
Loss on sale of available-for-sale securities	—	15
Gain on settlement of portion of amounts due under tax receivable agreement	—	(136,485)
Deferred taxes	18,636	56,166
Provision for credit losses	12,644	12,469
Loss on disposal of property and equipment	—	45
Impairment of internal-use software	—	421
Changes in operating assets and liabilities:
Accounts receivable	(216,089)	(221,618)
Other assets	(6,385)	(1,530)
Accounts payable	84,426	99,795
Accrued expenses	8,373	(3,990)
Income taxes	5,026	14,964
Other liabilities	2,907	(1,409)
Amounts due under tax receivable agreement	(5,559)	(62,421)

Net cash provided by (used for) operating activities	4,768	(66,151)

Cash flows from investing activities
Purchases of property and equipment	(20,378)	(13,129)
Purchase of available-for-sale securities	(115)	(120)
Maturities of available-for-sale securities	1,552	1,871
Sale of available-for-sale securities	—	7
Acquisition, net of cash acquired	(340,030)	—

Net cash used for investing activities	(358,971)	(11,371)

Cash flows from financing activities
Excess tax benefits from share-based payment arrangements	1,123	—
Repurchase of share-based awards to satisfy tax withholdings	(1,763)	(921)
Proceeds from stock option exercises	2,306	212
Net increase (decrease) in deposits	71,763	(118,164)
Net (decrease) increase in borrowed federal funds	(6,729)	40,300
Net change in revolving line-of-credit facility and term loan	292,500	(4,900)
Purchase of shares of treasury stock	(18,357)	(6,268)

Net cash provided by (used for) financing activities	340,843	(89,741)

Effect of exchange rate changes on cash and cash equivalents	100	50

Net change in cash and cash equivalents	(13,260)	(167,213)
Cash and cash equivalents, beginning of period	39,304	183,117

Cash and cash equivalents, end of period	$26,044	$15,904

Supplemental cash flow information
Interest paid	$15,807	$24,978
Income taxes paid	$21,528	$6,075
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$10,004	$—

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
1.    Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2009. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2010.
          The condensed consolidated statement of income for the three and nine month periods ended September 30, 2009 have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. For the three months ended September 30, 2009, payment processing revenue decreased from $59,871 to $59,057 and operating interest expense decreased from $2,759 to $1,945. For the nine months ended September 30, 2009, payment processing revenue decreased from $158,657 to $156,414 and operating interest expense decreased from $10,889 to $8,646. Operating income and net income were not impacted by this change, nor was there any impact on either the condensed consolidated statement of cash flows or the condensed consolidated balance sheet.
          In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.
2.    Acquisitions
          Acquisition of RD Card Holdings Australia Pty Ltd. On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “RD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $353,000 Australian Dollars. The Company also paid an additional $11,000 (AUD) for working capital adjustments and $1,000 (AUD) for the premium on warranty and indemnity insurance, totaling $365,000 (AUD), (which was approximately $340,000 US Dollars at the time of closing). The final purchase price and related allocations for the RD Transaction have not been finalized.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

USD

Consideration paid	$340,195
Less:
Accounts receivable	93,247
Accounts payable	(46,498)
Other tangible assets, net	(2,410)
Software (a)	10,986
Patent (b)	2,869
Customer relationships (c)	73,939
Brand name (d)	5,374

Recorded goodwill	$202,688

(a)	Weighted average life – 3.9 years.

(b)	Weighted average life – 4.6 years.

(c)	Weighted average life – 4.5 years.

(d)	Indefinite-lived intangible asset.
          The weighted average life of the combined definite-lived intangible assets is 4.5 years.
          The following represents pro forma operation results as if Wright Express Australia had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal years:

	Three months ended		Nine months ended
	September 30,		September 30,

	2010	2009	2010	2009
Net revenue	$112,131	$97,740	$312,986	$263,600
Net income	$20,584	$23,536	$68,978	$126,338

Pro forma net income per common share:
Net income per share – basic	$0.54	$0.62	$1.79	$3.30
Net income per share – diluted	$0.53	$0.60	$1.77	$3.21

          The pro forma financial information assumes the companies were combined as of January 1, 2009 and 2010, and included business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, increase in interest expense for debt incurred in the acquisition and tax related effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Wright Express Australia. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010 and 2009.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
3.    Goodwill and Other Intangible Assets
       Goodwill
          The changes in goodwill during the first nine months of 2010 were as follows:

	Fleet	MasterCard
	Segment	Segment	Total

Balance at December 31, 2009	$305,514	$9,713	$315,227
Acquisition of RD Card Holdings	202,688	—	202,688
Impact of foreign currency translation	7,954	—	7,954

Balance at September 30, 2010	$516,156	$9,713	$525,869

       Other Intangible Assets
          The changes in other intangible assets during the first nine months of 2010 were as follows:

	Net Carrying			Impact of	Net Carrying
	Amount,			Foreign	Amount,
	December 31,			Currency	September 30,
	2009	Acquisition	Amortization	Translation	2010

Definite-lived intangible assets
Software	$13,565	$10,986	$(1,704)	$444	$23,291
Customer relationships	16,731	73,939	(3,097)	2,918	90,491
Trade name	54	—	(38)	—	16
Patent	—	2,869	(19)	115	2,965

Indefinite-lived intangible assets
Trademarks and trade names	4,465	—	—	—	4,465
Brand name	—	5,374	—	212	5,586

Total	$34,815	$93,168	$(4,858)	$3,689	$126,814

          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $6,465 for October 1, 2010 through December 31, 2010; $22,177 for 2011; $17,445 for 2012; $15,014 for 2013; $12,183 for 2014; and $10,253 for 2015.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          Other intangible assets consist of the following:

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Beginning Balance
Software	$27,730	$(4,439)	$23,291	$16,300	$(2,735)	$13,565
Customer relationships	101,715	(11,224)	90,491	24,858	(8,127)	16,731
Trade name	100	(84)	16	100	(46)	54
Patent	2,984	(19)	2,965

	$132,529	$(15,766)	116,763	$41,258	$(10,908)	30,350

Indefinite-lived intangible assets
Trademarks and trade names			4,465			4,465
Brand name			5,586			—

Total			$126,814			$34,815

4.    Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Income available for common stockholders – Basic	$20,571	$23,363	$69,161	$127,530
Convertible, redeemable preferred stock	—	53	40	203

Income available for common stockholders – Diluted	$20,571	$23,416	$69,201	$127,733

Weighted average common shares outstanding – Basic	38,374	38,217	38,512	38,324
Unvested restricted stock units	196	403	155	396
Stock options	209	287	219	195
Convertible, redeemable preferred stock	—	444	136	444

Weighted average common shares outstanding – Diluted	38,779	39,351	39,022	39,359

No shares were considered anti-dilutive during the periods reported.
5.    Term Loan Note
          On July 25, 2010, the Company entered into a 364 day, $75,000 term credit facility. The rate on the term credit facility is 250 basis points above LIBOR. The agreement did not change any of the Company’s existing financial covenants.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
6.    Derivative Instruments
          The Company is exposed to certain risks related to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company also enters into put and call option contracts based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure. The Company currently does not plan to hedge its fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated to the degree it has in the United States.
          Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made. Because the derivatives are either accounting or economic hedges of operational exposures, cash flows from the settlement of such contracts are included in “Cash flows from operating activities” on the Condensed Consolidated Statements of Cash Flows.
       Cash Flow Hedges
          On September 20, 2010, the Company entered into an interest rate swap arrangement for $150,000. This interest rate arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on its credit agreement. The interest rate swap settles on a monthly basis and will expire on March 22, 2012.
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of September 30, 2010, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling through July 2011	1.35%	$50,000
Interest rate swap arrangements settling through March 2012	0.56%	150,000

Total		$200,000

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
       Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2010, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments – unleaded fuel
Option contracts settling October 2010 – December 2011	24,044

Fuel price derivative instruments – diesel
Option contracts settling October 2010 – December 2011	10,802

Total fuel price derivative instruments	34,846

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
          On October 12, 2010, the Company purchased additional put option contracts and sold call option contracts on an aggregate notional amount of 11,432 gallon of gasoline and diesel fuel expiring through 2012. The Contracts lock in a weighted average retail floor price of approximately $2.91 per gallon and a weighted average retail ceiling price of approximately $2.97 per gallon. The terms and conditions of these contracts are similar to those described in the table above.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$822	Accrued expenses	$278

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	6,152	Fuel price derivatives, at fair value	868	Fuel price derivatives, at fair value	—

Total derivatives		$—		$6,152		$1,690		$278

     The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Derivatives	Three months ended		from Accumulated	Three months ended		and Amount Excluded	Three months ended
Designated as	September 30,		OCI into Income	September 30,		from Effectiveness	September 30,
Hedging Instruments	2010	2009	(Effective Portion)	2010	2009	Testing) (b)	2010	2009

Interest rate contracts	$(248)	$167	Financing interest expense	$(132)	$(612)	Financing interest expense	$—	$—

Amount of Gain or
(Loss) Recognized in
Income on Derivative
Derivatives Not						Location of Gain or	Three months ended
Designated as						(Loss) Recognized in	September 30,
Hedging Instruments						Income on Derivative	2010	2009

Commodity contracts						Net realized and unrealized gain (loss) on fuel price derivatives	$(3,774)	$3,687

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $(144) in 2010 and $96 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Derivatives	Nine months ended		from Accumulated	Nine months ended		and Amount Excluded	Nine months ended
Designated as	September 30,		OCI into Income	September 30,		from Effectiveness	September 30,
Hedging Instruments	2010	2009	(Effective Portion)	2010	2009	Testing) (b)	2010	2009

Interest rate contracts	$(344)	$1,575	Financing interest expense	$(409)	$(3,083)	Financing interest expense	$—	$—

Amount of Gain or
(Loss) Recognized in
Income on Derivative
Derivatives Not						Location of Gain or	Nine months ended
Designated as						(Loss) Recognized in	September 30,
Hedging Instruments						Income on Derivative	2010	2009

Commodity contracts						Net realized and unrealized gain (loss) on fuel price derivatives	$3,809	$(13,770)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $(200) in 2010 and $912 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
7.	Fair Value
          The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and, the Company’s own-credit standing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$2,431	$—	$2,431	$—
Asset-backed securities	2,455	—	2,455	—
Equity securities	4,471	4,471	—	—

Total available-for-sale securities	$9,357	$4,471	$4,886	$—

Executive deferred compensation plan trust (a)	$1,908	$1,908	$—	$—

Fuel price derivatives – unleaded fuel	$32	$—	$32	$—

Liabilities:

Fuel price derivatives – diesel	$900	$—	$—	$900

July 2009 interest rate swap arrangements with a base rate of 1.35% and an aggregate notional amount of $50,000	$440	$—	$440	$—
September 2010 interest rate swap arrangement with a base Rate of 0.56% and an aggregate notional amount of $150,000	$382	$—	$382	$—

Total interest rate swap arrangements (b)	$822	$—	$822	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Fuel Price
Derivatives –
Diesel

Beginning balance	$2,641
Total losses – realized/unrealized
Included in earnings (a)	(3,541)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$(900)

(a)	Gains and losses (realized and unrealized) included in earnings for the nine months ended September 30, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
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
          The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated as in the United States.
8.   Preferred Stock
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
9.   Stock-Based Compensation
     During the first nine months of 2010, the Company awarded stock options, restricted stock units, and performance-based restricted stock units to directors and employees (the “2010 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended September 30, 2010, total stock-based compensation cost recognized was approximately $2.4 million, of which approximately $1.4 million was related to the 2010 grant. For the nine months ended September 30, 2010, total stock-based compensation cost recognized was approximately $5.4 million, of which approximately $2.1 million was related to the 2010 grant. As of September 30, 2010, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2010 grant was approximately $8.7 million, based on current estimated performance results, to be recognized over the 2.4 year remaining vesting period of these awards.
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
11.   Segment Information
          The Company operates in two reportable segments, Fleet and MasterCard. The Fleet segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. The Fleet segment also includes the two weeks of activity of the entities purchased pursuant to the RD transaction. The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. The Company’s chief decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of fuel price derivatives, the amortization of acquired intangible assets, asset impairment charges related to its internally developed software, non-cash adjustments related to the tax receivable agreement and gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.
          The following table presents the Company’s reportable segment results for the three months ended September 30, 2010 and 2009:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Three months ended September 30, 2010
Fleet	$83,514	1,034	4,530	15,726	23,729
MasterCard	16,715	221	72	3,047	4,330

Total	$100,229	1,255	4,602	18,773	28,059

Three months ended September 30, 2009
Fleet	$74,894	$1,675	$4,046	$13,391	$21,928
MasterCard	10,934	270	49	1,737	2,970

Total	$85,828	$1,945	$4,095	$15,128	$24,898

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2010 and 2009:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Nine months ended September 30, 2010
Fleet	$235,309	3,483	13,302	42,572	68,277
MasterCard	40,201	643	195	6,481	10,248

Total	$275,510	4,126	13,497	49,053	78,525

Nine months ended September 30, 2009
Fleet	$205,091	$7,328	$11,968	$35,302	$57,897
MasterCard	27,110	1,318	182	3,314	5,666

Total	$232,201	$8,646	$12,150	$38,616	$63,563

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Adjusted net income	$28,059	$24,898	$78,525	$63,563
Unrealized losses on fuel price derivatives	(6,733)	(100)	(7,020)	(29,145)
Amortization of acquired intangible assets	(2,150)	(1,264)	(4,865)	(3,792)
Asset impairment charge	—	—	—	(421)
Non-cash adjustments related to the tax receivable agreement	(214)	—	(214)	(570)
Gain on extinguishment of liability	—	—	—	136,485
Tax impact	1,609	(171)	2,735	(38,590)

Net income	$20,571	$23,363	$69,161	$127,530

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
The condensed consolidated statement of income for the three and nine month periods ended September 30, 2009 have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. For the three months ended September 30, 2009, payment processing revenue decreased from $59.9 million to $59.1 million and operating interest expense decreased from $2.8 million to $1.9 million. For the nine months ended September 30, 2009, payment processing revenue decreased from $158.7 million to $156.4 million and operating interest expense decreased from $10.9 million to $8.6 million. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
Overview
          Wright Express is a leading provider of payment processing and information management services to the vehicle fleet industry. We facilitate and manage transactions for vehicle fleets through our proprietary closed network of major oil companies, fuel retailers and vehicle maintenance providers. We provide fleets with detailed transaction data, analytical tools and purchase control capabilities. Our operations are organized as follows:
•	Fleet – The Fleet segment provides customers with payment and transaction processing services specifically designed for the needs of the vehicle fleet industry. This segment also provides information management and account services to these fleet customers. This segment also includes the activity of the business comprised of our recent purchase of RD Card Holdings Australia Pty Ltd (“RD Transaction”) from September 14, 2010, through September 30, 2010, which is immaterial to the overall results. We will review the operations of the acquired entities over the next few months to determine the appropriate segment reporting.
•	MasterCard – The MasterCard segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Our corporate MasterCard charge card product provides commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality.
Summary
          Below are selected items from the third quarter of 2010 (Note: Performance metrics listed below and in the following tables do not include activity from the Australian fuel and prepaid card businesses (“Wright Express Australia”) acquired September 14, 2010; all financial results including revenue and expenses, include Wright Express Australia operations from September 14, 2010, forward):
•	On September 14, 2010, the Company completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd and an intra-group note receivable from RD Card Holdings Limited. Consideration paid for the transaction was $353 million Australian Dollars. The Company also paid an additional $11 million (AUD) for working capital adjustments and $1 million (AUD) for the premium on warranty and indemnity insurance, totaling $365 million (AUD), (which was approximately $340 million US Dollars at the time of closing).
•	In anticipation of our acquisition of Wright Express Australia, the Company purchased $365 million Australian dollars during the month of August. At the time the acquisition was completed, the exchange rate had moved, resulting in a currency gain of approximately $6.8 million.

•	Average number of vehicles serviced increased 4 percent from the third quarter of 2009 to approximately 4.8 million as international fleets increased with the addition of BP International.
•	Total fleet transactions processed increased 3 percent from the third quarter of 2009 to 69.0 million. Payment processing transactions increased 3 percent to 54.8 million, and transaction processing transactions increased 1 percent to 14.2 million.
•	Total revenue for the fleet segment grew 12 percent from the third quarter of 2009 to $83.5 million.
•	Average expenditure per payment processing transaction increased 9 percent to $57.45 from $52.50 for the same period last year. This increase was primarily driven by higher average retail fuel prices. The average fuel price per gallon during the three months ended September 30, 2010, was $2.78, an 8 percent increase over the same period last year.
•	Realized gains on our fuel price derivatives were $3.0 million compared to realized gains of $3.8 million for the third quarter of 2009.
•	Credit loss expense in the Fleet segment was $3.9 million for the three months ended September 30, 2010, versus $5.2 million for the three months ended September 30, 2009.
•	Our operating interest expense, which includes interest accruing on deposits and borrowed federal funds, decreased to $1.3 million during the three months ended September 30, 2010, from $1.9 million during the three months ended September 30, 2009, due primarily to lower interest rates.
•	Total MasterCard purchase volume grew $435 million to $1,311 million for the three months ended September 30, 2010, an increase of 50 percent over the same period last year. MasterCard revenue grew 53 percent, as compared to the third quarter of 2009 to $16.7 million.
•	Our effective tax rate was 45.5 percent for the three months ended September 30, 2010 and 39.6 percent for the three months ended September 30, 2009. The rate fluctuated due to changes in the mix of earnings among different taxing jurisdictions and the tax impact of certain expenses incurred for the acquisition of Wright Express Australia that are not deductible for tax purposes. Our tax rate may also fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.
•	We repurchased approximately 261,100 shares of our common stock at a cost of approximately $7.9 million during the third quarter of 2010.

Results of Operations
       Fleet
          The following table reflects comparative operating results and key operating statistics within our Fleet segment:

	Three months ended				Nine months ended
(in thousands, except per	September 30,		Increase (decrease)		September 30,		Increase (decrease)
transaction and per gallon data)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Revenues
Payment processing revenue	$56,562	$49,397	$7,165	15%	$159,743	$132,161	$27,582	21%
Transaction processing revenue	4,236	4,538	(302)	(7)%	12,637	13,199	(562)	(4)%
Account servicing revenue	9,247	9,528	(281)	(3)%	25,731	27,770	(2,039)	(7)%
Finance fees	9,491	8,650	841	10%	26,147	22,807	3,340	15%
Other	3,501	2,071	1,430	69%	9,141	6,436	2,705	42%

Total service revenues	83,037	74,184	8,853	12%	233,399	202,373	31,026	15%

Product Revenues
Hardware and equipment sales	477	710	(233)	(33)%	1,910	2,718	(808)	(30)%

Total revenues	83,514	74,894	8,620	12%	235,309	205,091	30,218	15%

Total operating expenses	54,699	43,255	11,444	26%	144,309	126,029	18,280	15%

Operating income	28,815	31,639	(2,824)	(9)%	91,000	79,062	11,938	15%

Financing interest expense	(1,484)	(1,355)	(129)	10%	(2,903)	(5,423)	2,520	(46)%

Gain on extinguishment of debt	—	—	—	—	—	136,485	(136,485)	NM
Gain (loss) on foreign currency transactions	7,015	(16)	7,031	NM	7,058	(28)	7,086	NM
Net realized and unrealized gains (losses) on fuel price derivatives	(3,774)	3,687	(7,461)	(202)%	3,809	(13,770)	17,579	(128)%
Decrease in amounts due under tax receivable agreement	(214)	—	(214)	NM	(214)	(570)	356	62%

Income before income taxes	30,358	33,955	(3,597)	(11)%	98,750	195,756	(97,006)	(50)%
Income taxes	14,117	13,562	555	4%	39,837	73,892	(34,055)	(46)%

Net income	$16,241	$20,393	$(4,152)	(20)%	$58,913	$121,864	$(62,951)	(52)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	54,764	53,036	1,782	3%	156,748	153,912	2,836	2%
Average expenditure per payment processing transaction	$57.45	$52.50	$4.95	9%	$57.37	$47.03	$10.34	22%
Average price per gallon of fuel	$2.78	$2.58	$0.20	8%	$2.81	$2.31	$0.50	22%

Transaction processing revenue:
Transaction processing transactions	14,199	14,101	98	1%	40,268	42,613	(2,345)	(6)%

Account servicing revenue:
Average number of vehicles serviced (a)	4,787	4,615	172	4%	4,625	4,672	(47)	(1)%

(a)	Does not include Pacific Pride and Wright Express Australia vehicle information.

NM	Not meaningful.
       Revenues
          Payment processing revenue increased $7.2 million for the three months ended September 30, 2010, compared to the same period last year. The primary component of this increase was a $4.1 million increase in revenue associated with an 8 percent increase in the average price per gallon of fuel. Volume increased during the quarter as well, resulting in additional revenues of $2.2 million as compared to the same period in the prior year. The remaining increase is primarily due to the addition of Wright Express Australia.

          Payment processing revenue increased $27.6 million for the nine months ended September 30, 2010, compared to the same period last year. The primary component of this increase was a $28.6 million increase in revenue associated with a 22 percent increase in the average price per gallon of fuel. This increase was partially offset by lower net payment processing rates for the period related to the higher fuel prices.
          Our finance fees have increased $0.8 million for the three months ended September 30, 2010, as compared to the same period in 2009, and increased $3.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009. The increase in finance fees is primarily related to the increase in accounts receivable balances.
       Expenses
          The following table compares selected expense line items within our Fleet segment for the three months ended September 30:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Provision for credit losses	$3,930	$5,210	(25)%
Operating interest expense	$1,034	$1,675	(38)%
Salary and other personnel	$22,689	$17,982	26%
Service fees	$8,612	$3,098	178%
Depreciation and amortization	$6,680	$5,310	26%

          Changes in operating expenses for the three months ended September 30, 2010, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 12.2 basis points of Fuel Expenditures for the three months ended September 30, 2010, compared to 18.7 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs. The decrease in expense during the three months ended September 30, 2010, as compared to the prior quarter, is primarily due to a special reserve we held on September 30, 2009, to adjust for expected decline in recovery rates due to sharply lower fuel prices on amounts recovered.
•	Operating interest expense decreased $0.6 million for the three months ended September 30, 2010, compared to the same period in 2009. The decrease is primarily due to lower interest rates. For the third quarter of 2010, the average interest rate on our deposits and borrowed federal funds was 0.9 percent. For the third quarter of 2009, this average interest rate was 1.6 percent.

•	Salary and other personnel expenses increased $4.7 million for the three months ended September 30, 2010, as compared to the same period last year. This increase was due to additional expense associated with our stock compensation plans and the annual bonus incentive, which increased approximately $2.0 million as compared to the prior year. These incentives are based on current financial projections. Also, salary expenses related to increased head count in our international operations increased by approximately $0.8 million compared to the prior year. The remaining increase is due to additional contractor expense, annual salary and benefit increases, commissions and employee travel.
•	Service fees increased $5.5 million for the three months ended September 30, 2010, as compared to the same period in the prior year. The increase in fees is primarily related to the acquisition costs of RD Card Holdings Australia Pty Ltd.
•	Depreciation and amortization expenses increased approximately $1.4 million for the three months ended September 30, 2010, as compared to the same period in 2009. This increase is primarily due to $0.8 million of additional amortization associated with the intangibles assets related to the purchase of RD Card Holdings Australia Pty Ltd and additional depreciation and new assets placed into service.
          The following table compares selected expense line items within our Fleet segment for the nine months ended September 30:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Provision for credit losses	$11,906	$10,512	13%
Operating interest expense	$3,483	$7,328	(52)%
Salary and other personnel	$61,128	$52,688	16%
Service fees	$15,788	$8,515	85%
Depreciation and amortization	$18,167	$15,760	15%

          Changes in operating expenses for the nine months ended September 30, 2010, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 13.1 basis points of Fuel Expenditures for the nine months ended September 30, 2010, compared to 14.5 basis points of Fuel Expenditures for the same period last year. Higher accounts receivable balances in 2010 as compared to the same period in the prior year have resulted in an increase to credit losses of approximately $0.3 million for the nine months ended September 30, 2010, as compared to the same period in the prior year. Higher net charge-off rates during the nine months ended September 30, 2010, increased credit losses by $0.2 million as compared to the same period in the prior year. The remaining difference is due to the aging of the accounts receivable balances.
•	Operating interest expense decreased $3.9 million for the nine months ended September 30, 2010, compared to the same period in 2009. The decrease is primarily due to lower interest rates. For the first nine months of 2010, the average interest rate on our deposits and borrowed federal funds was 1.0 percent. For the nine months half of 2009, this average interest rate was 2.6 percent.
•	Salary and other personnel expenses increased $8.4 million for the nine months ended September 30, 2010, as compared to the same period last year. Salary expenses related to increased head count at our international operations increased by approximately $2.8 million compared to the prior year. Also, the increase in salary expense was due to additional expense associated with our stock compensation plans and the annual bonus incentive, which increased approximately $0.6 million as compared to the prior year. These incentives are based on current financial projections. The remaining increase is due to additional contractor expense, annual salary and benefit increases, commissions and employee travel.
•	Service fees increased $7.2 million for the nine months ended September 30, 2010, as compared to the same period in the prior year. The increase in fees is primarily related to (i) the acquisition costs of RD Card Holdings Australia Pty Ltd; and (ii) other costs associated with our ongoing New Zealand activities.

•	Depreciation and amortization expenses increased $2.4 million for the nine months ended September 30, 2010, as compared to the same period in 2009. This increase includes $0.8 million of additional amortization associated with the intangibles assets related to the purchase of RD Card Holdings Australia Pty Ltd. The remaining increase is due to additional depreciation on new assets placed into service.
       Gain on foreign currency transactions
          In anticipation of our purchase of RD Card Holdings Australia Pty Ltd, the Company purchased $365 million Australian dollars during the month of August. The exchange rate moved in our favor during this period resulting in a currency gain of approximately $6.8 million at the time of the closing of the acquisition.
       Fuel price derivatives
          We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. These fuel price-sensitive derivative instruments do not qualify for hedge accounting. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per gallon data)	2010	2009	2010	2009

Fuel price derivatives, at fair value, beginning of period	$5,865	$20,249	$6,152	$49,294
Net change in fair value	(3,774)	3,687	3,809	(13,770)
Cash receipts on settlement	(2,959)	(3,787)	(10,829)	(15,375)

Fuel price derivatives, at fair value, end of period	$(868)	$20,149	$(868)	$20,149

Collar range (expired in quarter):
Floor	$3.03	$2.86	$3.15	$2.70
Ceiling	$3.09	$2.92	$3.21	$2.76

Average fuel price, beginning of period	$2.82	$2.53	$2.70	$1.97
Average fuel price, end of period	$2.77	$2.58	$2.77	$2.58

          Changes in fuel price derivatives for the three months ended September 30, 2010, as compared to the corresponding period a year ago, include the following:
          The amount of the derivative asset and liability recorded in the income statement is determined by the projected future fuel derivative price. The relationship of the future projected prices with the corresponding fuel price derivative position of the Company determines the fair value of the fuel price derivatives at the end of the period.
          We entered into additional derivative instruments during the fourth quarter of 2010. For the portion of 2011 that is complete, our weighted average floor is $2.88 and our weighted average ceiling is $2.94.
          We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. However, we have reduced some of our exposure to fuel price volatility because of the fixed fee component of our new pricing arrangements. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated as in the United States.

       MasterCard
          The following table reflects comparative operating results and key operating statistics within our MasterCard segment:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(in thousands)	2010	2009	Amount	Percent	2010	2009	Amount	Percent

Revenues
Payment processing revenue	$13,529	$9,660	$3,869	40%	$33,716	$24,253	$9,463	39%
Account servicing revenue	21	12	9	75%	47	37	10	27%
Finance fees	149	140	9	6%	379	326	53	16%
Other	3,016	1,122	1,894	169%	6,059	2,494	3,565	143%

Total revenues	16,715	10,934	5,781	53%	40,201	27,110	13,091	48%

Total operating expenses	9,338	6,227	3,111	50%	23,472	18,130	5,342	29%

Operating income	7,377	4,707	2,670	57%	16,729	8,980	7,749	86%
Income taxes	3,047	1,737	1,310	75%	6,481	3,314	3,167	95%

Net income	$4,330	$2,970	$1,360	46%	$10,248	$5,666	$4,582	81%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$1,310,666	$875,752	$434,914	50%	$3,199,441	$2,296,269	$903,172	39%

       Revenues
          Payment processing revenue for the three and nine months ended September 30, 2010, increased due to higher MasterCard purchase volume, primarily driven by new business from our single use account product in the online travel service and insurance/warranty markets as well as increased market penetration with our corporate charge card product. The MasterCard net interchange rate for the three months ended September 30, 2010, was down 7 basis points as compared to the same period in the prior year, primarily due to the increase in foreign spend that has a lower interchange rate, and the increase in rebates due to customer mix.
          Other revenue increased for the three and nine months ended September 30, 2010, from the prior year primarily due to cross border fees for foreign spend. This revenue is offset, in part, by an increase in service fees.
       Expenses
          Services fees have increased as a consequence of increases in purchase volume and cross border transactions. During the three months ended September 30, 2010, service fees increased $3.1 million as compared to the same period in the prior year. During the nine months ended September 30, 2010, service fees increased $6.3 million as compared to the same period in the prior year.
          Credit loss was $1.2 million lower during the first nine months of 2010 as compared to the same period in the prior year primarily due to a bankruptcy that occurred during the first quarter of 2009 and lower charge-offs during the first nine months of 2010.
Liquidity, Capital Resources and Cash Flows
          We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, management considers deposits and borrowed federal funds when evaluating our operating activities. We believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by or used for operating activities as presented on the condensed consolidated statement of cash flows in accordance with GAAP.
          During the first nine months of 2010, we generated approximately $69.8 million in management operating cash as compared to approximately $144.0 million of management operating cash used during the first nine months of 2009. The significant decrease in management operating cash in 2009 is due to the maturities of over $200 million of previously issued certificates of deposit, which are used to fund our accounts receivable. The rapid decline in fuel prices during the fourth quarter of 2008 led to decreasing accounts receivable balances with which maturing certificates of deposit could not keep pace.
          During the first half of 2010 we paid down approximately $36.8 million on our revolving credit facility. During the third quarter, we borrowed an additional $254 million from our revolving credit facility and took out a term loan for $75 million to fund the purchase of Wright Express Australia. The balance of our revolving credit facility and term loan at September 30, 2010, was $420.5 million. We also repurchased approximately 595,000 shares of our common stock at a cost of approximately $18.4 million during the nine months ended September 30, 2010. The generation of management operating cash during the first nine months of 2010 was primarily due to earnings.
       Management Operating Cash
          The table below reconciles net cash provided by (used for) operating activities in management operating cash:

	Nine months ended
	September 30,
(in thousands)	2010	2009

Net cash provided by (used for) operating activities	$4,768	$(66,151)
Net increase (decrease) in deposits	71,763	(118,164)
Net (decrease) increase in borrowed federal funds	(6,729)	40,300

Management operating cash	$69,802	$(144,015)

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes brokered money market accounts and certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.25 percent to 1.95 percent as of September 30, 2010. As of September 30, 2010, we had approximately $510 million of brokered deposits outstanding. Most of our higher-rate certificates of deposits have matured and this should stabilize our future rates at a relatively low level. Certificates of deposit are subject to regulatory capital requirements. We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. There was approximately $65 million outstanding on our federal funds lines of credit as of September 30, 2010. Our total federal line of credit as of September 30, 2010, was $130 million.
       Liquidity
          As of September 30, 2010, we had borrowings under our revolving credit facility of approximately $346 million, leaving $102 million of borrowings available. We have approximately two years left until our revolving credit facility expires. We are currently paying a rate of LIBOR plus 45 basis points. We expect the spread over LIBOR will increase starting in the fourth quarter this year to 70 basis points based on our anticipated leverage ratio. We borrowed an additional $75 million under a term loan arrangement in the third quarter. This loan carries a rate of LIBOR plus 250 basis points and is due in August of 2011.
          In September 2010, we entered into an interest rate swap arrangement for $150 million. This interest rate arrangement was designated as a cash flow hedge intended to reduce a portion of the variability of the future interest payments on our credit agreement. The interest rate swap will expire on March 22, 2012. We now have, in total, effectively converted $200 million in variable rate borrowing to fixed rates.
          Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreement generally limits us to a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter, while there is a potential to step up to a 3.50 to 1 consolidated leverage ratio after an acquisition. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.
          Management believes that we can adequately fund our cash needs during at least the next 12 months.

       Off-balance Sheet Arrangements
          We have no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
       Purchase of Treasury Shares
          The following table presents stock repurchase program activity from January 1, 2010 through September 30, 2010 and January 1, 2009, through September 30, 2009:

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	261.1	7,892	166.5	$4,250	595.0	18,357	248.1	$6,268

Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Accounting Standards
          In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. ASU 2010-20 is required as of the end of a reporting period effective for periods ending on or after December 15, 2010. Interim reporting period disclosures are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we did acquire RD Card Holding Australia Pty Ltd on September 14, 2010, through a newly established wholly-owned subsidiary, Wright Express Australia Holding Pty Ltd. The Company will exclude the controls resident at RD Card Holding Australia Pty Ltd from the scope of our 2010 Section 404 control assessment.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2010. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

July 1 – July 31, 2010	261,100	$30.23	261,100	$48,633,132
August 1 – August 31, 2010	—	$—	—	$48,633,132
September 1 – September 30, 2010	—	$—	—	$48,633,132

Total	261,100	$30.23	261,100

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2010. During the second quarter of 2010, the board of directors extended the share repurchase program another year to July 25, 2011. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.1	Commitment Letter, dated July 25, 2010, from Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2010, File No. 001-32426)

	10.2	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

	10.3	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
November 8, 2010	By:	/s/ Melissa D. Smith
Melissa D. Smith CFO and Executive Vice President, Finance and Operations (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.1	Commitment Letter, dated July 25, 2010, from Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2010, File No. 001-32426)

	10.2	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

	10.3	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.