Form 10-K
period 2010-12-31
Wright Express CORP
filed 2011-02-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
          ☐   Yes            ☑   No
          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,132,899,306 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
          There were 38,438,454 shares of the registrant’s common stock outstanding as of February 22, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

          All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.
FORWARD-LOOKING STATEMENTS
          The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. The “Strategy” section of this Annual Report in Item 1 and the “Outlook for the Future” section of this Annual Report in Item 7, among other sections, contain forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the impact of foreign currency exchange rates on the Company’s operations; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts; the impact and range of first quarter and full year credit losses; the amount of full year interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of the contract; the failure to successfully expand business internationally; the failure to successfully integrate the businesses the Company has acquired; as well as other risks and uncertainties identified in Item 1A of this Annual Report. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Our Company
          Wright Express Corporation is a leading provider of value-based, business payment processing and information management solutions. We provide products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific and Europe. The Company’s fleet and other payment solutions provide its more than 350,000 customers with security and control for complex payments across a wide spectrum of business sectors. Together with our affiliates, we market our products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers.
          Wright Express Corporation, a Delaware corporation, has been publicly traded since February 16, 2005. Our growth over the years has largely been organic but has also been supplemented with the acquisition of the following entities:
•	On September 14, 2010, we acquired RD Card Holdings Australia Pty Ltd, (“RD”). Through its subsidiaries, RD conducted business in Australia as a multi-branded fuel card issuer which now has approximately 320,000 cards in circulation and is a processor of prepaid cards. Concurrent with the acquisition we established Wright Express Australia Fuel and Wright Express Australia Prepaid.

•	On August 29, 2008, we acquired the net assets of Financial Automation Limited, a provider of fuel card processing software solutions located in New Zealand. Concurrent with the acquisition of Financial Automation Limited, we established a structure for international operations (“Wright Express International”).

•	On February 29, 2008, we acquired the net assets of Pacific Pride Services, Inc. and converted it into Pacific Pride Services, LLC (“Pacific Pride”). Pacific Pride is an independent fuel distributor franchisee network, encompassing more than 300 independent fuel franchisees.

•	We acquired TelaPoint, Inc. (“TelaPoint”) on August 6, 2007. TelaPoint is a provider of supply chain software solutions for bulk petroleum distributors, retailers and fleets.
             Our wholly-owned banking subsidiary, Wright Express Financial Services Corporation (“FSC”), a Utah industrial bank, was established in 1998. In conjunction with our domestic operations, FSC approves domestic customer applications, maintains appropriate credit lines for each customer, issues the cards and owns the customer relationships for most of our fuel and maintenance programs and offers our corporate charge card solution.
          Our Company is organized under two segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue, which represents a majority of our total revenue, is earned primarily from payment processing, account servicing and transaction processing, with the majority generated by payment processing.
          The Other Payment Solutions segment of our business provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our corporate charge card, and through our prepaid and gift card products and services. Other Payment Solutions revenue is earned primarily from payment processing revenue. We currently issue MasterCard-branded corporate charge cards and utilize their network.
          We believe the following strengths distinguish us in our industry:
•	We are a leading provider of fleet fuel payment services. Our fleet payment solutions are used by 5.4 million commercial and government vehicles to purchase fuel and maintenance services.

•	We have long-standing strategic relationships with each of the six largest domestic fleet management companies, and approximately 800 fuel retailers and fuel distributors, convenience store chains and bulk and mobile fuel providers.

•	We have built a network of over 180,000 fuel and service providers in the United States, and have acquired the largest fuel based closed-loop network in Australia, which covers more than 10,000 fuel and maintenance sites. This represents over 90 percent fuel coverage in each geography, which provides our customers the convenience of broad acceptance. Our proprietary closed-loop networks (see illustration on page 4) also affords us access to a higher level of fleet-specific information and control than is widely available on open-loop networks, which allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.

•	We offer a differentiated set of products and services to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets.

•	We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated Internet-based data analysis tools.

•	Our proprietary software facilitates the collection of information and affords us a high level of control and flexibility in allowing fleets to restrict purchases and receive automated alerts.

•	Through our customized websites, customers have access to account and purchase control management, data, reporting and analysis tools which allows them to better monitor and maintain fleets.

•	With our ownership of FSC, we have excellent access to low cost sources of capital, which we make available to our domestic customers.

•	Wright Express Australia Prepaid is a leading processor of prepaid gift cards, representing over 150 clients and more than 220 card programs.

Strategy
          Our strategy is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation – to acquire and retain customers and to create products that add value by satisfying new and existing customers’ needs.
          Our strategic initiatives include:
•	Extending our leadership position in North America and growing our core fleet business. We intend to build upon the organic growth we achieved in 2010 through the use of our various marketing channels. We expect to drive organic growth in our existing customer base by leveraging our competitive advantages and continuing to explore new strategies that bring innovative new products to market.

•	Growing Other Payment Solutions purchase volume. To support the opportunity we see for the corporate charge card business, we plan to expand our sales force and target additional verticals for our single use electronic payment product. We also plan to further explore opportunities to leverage our current client base by offering new prepaid card products, such as payroll cards.

•	Further build on our international growth. Building upon the knowledge we have gained through our Wright Express Australia acquisition, we intend to continue to focus on bolstering our international business. We will look for additional opportunities to leverage our competitive strengths to expand our international business and open avenues for both organic and acquisition driven growth.
FLEET PAYMENT SOLUTIONS SEGMENT
          We have created one of the largest proprietary payment processing networks. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with purchase controls and analytical tools to help them effectively manage their vehicle fleets and control costs. We deliver value to our customers by providing customized offerings with accepting merchants, processing payments and providing information management products and services to our fleets.
          Our payment processing network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as a closed-loop network because we have a direct contractual relationship with the merchant and the fleet; only Wright Express transactions can be processed on this network.
          The following illustrates our proprietary closed-loop network:
          Our proprietary closed-loop network affords us access to a higher level of fleet-specific information and control than is widely available on open-loop networks and enables us to avoid dependence on third-party processors.

Products and Services
          Payment processing
          In a payment processing transaction, we pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, normally within one month from the billing date. Payment processing fees are based on either a combination of both a percentage of the aggregate dollar amount of the customer’s purchase and a fixed amount charged per transaction or on a percentage of the aggregate dollar amount of the customer’s purchase alone. In 2010, we had approximately 215 million payment processing transactions.
          Transaction processing
          In a transaction processing transaction we earn a fixed fee per transaction. We processed nearly 55 million transaction processing transactions in 2010. There are a variety of levels of services provided in transaction processing, ranging from software replacement to full outsourcing and the revenue we recognize will vary with the level of service provided.
          The following illustration depicts our business process for a typical payment processing transaction:
          In most transaction processing transactions, steps 3 and 4 typically do not apply. However, data capture and information management remain an important part of the value proposition for fleets for whom we perform transaction processing.
          Account management
          We also provide the following account management services:
•	Customer service, account activation and account retention. We offer customer service, account activation and account retention services to fleets and fleet management companies (collectively, “strategic relationships”) and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our strategic relationships.

•	Authorization and billing inquiries and account maintenance. We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact centers, which are available 24 hours a day, seven days a week. Fleet customers also have self service options available to them through our WEXOnline®, MotorPass® and Motorcharge® websites.

•	Premium fleet services. We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.

•	Credit and collections services. We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit line maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an ongoing 18 month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

•	Merchant services. Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, certify all network and terminal software and hardware, and train them on our sale, transaction authorization and settlement processes.
          Information management
          We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites, WEXOnline®, MotorPass® and Motorcharge®. We also alert the customer to any unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information, including account history and recent transactions, and download the details. In addition, through our websites, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. Utilizing our WEXSmartTM product which leverages telematics, a vehicle system that combines global positioning satellite tracking and other wireless technology, fleet managers can track the movements and the locations of their vehicles. We generally recognize revenue from these services under account servicing revenue.
Marketing Channels
          We market our payment processing and information management products and services to fleets directly and indirectly. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, facilitate our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services. By collecting and analyzing customer data acquired over many years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and the sales forces of companies with which we have co-branded, affinity, distributor or private label relationships.
     Direct
          We market our products and services, using the Wright Express brand name in North America and the MotorPass and Motorcharge brand names in Australia, directly to our commercial and government vehicle fleet customers. These direct customers include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our large fleet customers consist of national and large regional fleets. In marketing our products and services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers, we use both our outside sales force, focusing on the acquisition of new customers, and internal account managers, who focus on servicing and growing revenue from existing customers.
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

We use our co-branded relationships to reach all sizes of fleet customers. We are able to expand the base of customers to whom we provide our products and services by combining the marketing and sales efforts of our own sales force with the efforts of the sales forces of our co-branded partners. Our co-branded relationships are able to take advantage of our closed-loop network and our ability to offer national site acceptance.

•	Affinity. Similar to the co-branded relationships, our affinity relationships are marketed in collaboration with fuel providers and convenience store chains. The products and services we deliver are designed to foster loyalty to the fuel provider or convenience store chain as the program is marketed as their own. However, these products allow for the same level of payment processing and information management products and services as are received by the companies using our co-branded programs. Our affinity relationships are able to take advantage of our closed-loop network.

•	Distributor. Through our distributor relationships, we market our products and services through a network of independent Pacific Pride fuel franchisees. Franchisees issue their own Pacific Pride commercial fueling cards to fleet customers. Vehicles in this program have access to fuel at Pacific Pride and strategic partner locations in the United States and Canada. We increase penetration to these customers by leveraging Pacific Pride’s local market presence and brand recognition, as well as its platform and products for commercial and government fleets. We also service distributors through the Wright Express Distributor program, which provides fuel merchants with payment processing and information management products and services for their own fleets.

•	Private Label. We market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management product and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these product and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Customers of our private label partners are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers; however, many of these fuel retailers also rely on our sales and marketing expertise to further their efforts.
Fuel Price Derivatives
          Approximately 50 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. However, we own fuel price sensitive derivative instruments to manage volatility created by changes in domestic fuel prices on our cash flows and to enhance the visibility and predictability of future cash flows. We have entered into put and call option contracts (“Options”) indexed to the wholesale price of unleaded gasoline and the retail price of diesel fuel, both of which contain monthly settlement provisions. When entering into the Options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our forecasted earnings that are subject to fuel price variations. We have estimated the effect on our forecasted earnings exposure associated with changes in fuel prices and entered into derivative agreements designed to cover 80 percent of this estimated impact for our North American exposure. Differences between the indices underlying the Options and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the Options.
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

          The following table presents information about the Options as of December 31, 2010:

		North American
		Weighted-Average Price(b)
	Percentage(a)	Floor	Ceiling

For the period January 1, 2011 through March 31, 2011	80%	$2.77	$2.83
For the period April 1, 2011 through June 30, 2011	80%	$2.87	$2.93
For the period July 1, 2011 through September 30, 2011	80%	$2.93	$2.99
For the period October 1, 2011 through December 31, 2011	80%	$2.97	$3.03
For the period January 1, 2012 through March 31, 2012	53%	$2.95	$3.01
For the period April 1, 2012 through June 30, 2012	27%	$2.98	$3.04

(a)	Represents the estimated hedge percentage of the Company’s forecasted North American earnings subject to fuel price variations at the time of purchase.

(b)	Weighted-average price is the Company’s estimate of the North American retail price equivalent of the underlying strike price of the fuel price derivatives.
OTHER PAYMENT SOLUTIONS SEGMENT
          We issue corporate charge products and prepaid products. Our corporate charge products provide commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality. The corporate charge products can be sold jointly with the fleet card product to offer a total payment solution to companies. Additionally, our single use account product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order systems.
Products and Services
          Corporate charge card
          Our corporate charge card provides commercial travel and entertainment and purchase capabilities to businesses that benefit from our information management functionality. The product can be sold jointly with the fleet card product to offer a total corporate payment solution to companies.
          Single use account
          Our single use account product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our single use account product is used for transactions where no card is presented, including, for example, transactions conducted over the telephone, by mail, fax or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations. Under this program, each transaction is assigned a unique account number and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts, tracks, settles and reconciles purchases more easily, while eliminating the risks associated with using multiple cards.
          Prepaid card
          Wright Express Australia Prepaid is a leading prepaid gift card payment solution provider in Australia, with a full-service product offering and a patented technology platform. Through our website, Giftvouchers.com®, customers are able to purchase third party retailer gift vouchers that can be redeemed in-store or on-line at retailers’ web sites.
Marketing Channels
          We market our other payment solutions directly to our customers in conjunction with our fleet offerings, as well as potential new clients with whom we have no existing relationship. Our corporate charge products are marketed to commercial and government organizations and we leverage the marketing and advertising efforts of MasterCard, Inc.
          We market our prepaid and corporate incentive payment solutions in Australia directly to a large number of “blue chip” brand stores, government departments and service organizations.

OTHER ITEMS
Employees
          As of December 31, 2010, Wright Express Corporation and its subsidiaries had 881 employees, of which, 717 were located in the United States. None of our employees are subject to a collective bargaining agreement.
Competition
          We have a strong competitive position in our Fleet Payment Solutions and Other Payment Solutions segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in both of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our Fleet Payment Solutions segment and in the corporate charge card category of our Other Payment Solutions segment.
          The most significant competitive factors are breadth of features, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”
Technology
          We believe investment in technology is a crucial step in enhancing our competitive position in the market place. In the United States, our closed loop proprietary software captures comprehensive information from the more than 180,000 domestic fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to avoid dependence on third-party processors in the Fleet Payment Solutions segment and to respond rapidly to changing customer needs with system upgrades and new specifications, while maintaining our security in a SAS 70 certified environment. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.
          In Australia we operate standalone platforms to service Wright Express Australia Fuel and Wright Express Australia Prepaid transactions. All of the development, maintenance and support of each card management system are performed within the respective business. We continue to invest in both infrastructures.
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
Intellectual Property
          We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States. Wright Express Australia Fuel and Prepaid holds patents which are registered in Australia, as well as in the United Kingdom, Hong Kong and New Zealand.
Regulation – United States
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

          Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the North America operations of Wright Express.
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
          Restrictions on ownership of Wright Express common stock
          FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 10 percent or more of Wright Express common stock. These requirements are discussed in detail in Item 1A under the heading “If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity’s ability to vote shares held by it.”
Regulation – Australia
          The Company’s Australian operations are subject to certain laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, consumer credit and money laundering. Because neither Wright Express Australia Fuel nor Prepaid holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions.

Segments and Geographic Information
          For an analysis of financial information about our segments as well as our geographic areas, see Item 8 – Note 20 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
          The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wrightexpress.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.
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
Risks Relating to Our Company
A significant portion of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our payment processing revenues.
          As of December 31, 2010, approximately 50 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, part our revenues are dependent on fuel prices, which are prone to volatility in the United States. For example, we estimate that during 2010, a 10 cent decline in average fuel prices below average actual prices would have resulted in approximately an $7.4 million decline in 2010 revenue. Declines in the price of fuel could have a material adverse effect on our total revenues.
          Fuel prices are dependent on many factors, all of which are beyond our control. These factors include, among others:
•	supply and demand for oil and gas, and expectations regarding supply and demand;

•	speculative trading;

•	actions by major oil exporting nations;

•	political conditions in other oil-producing , gas-producing or supply-route countries, including revolution, insurgency, terrorism or war;

•	refinery capacity;

•	weather;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	value of the U.S. dollar versus other major currencies;

•	general worldwide economic conditions; and

•	governmental regulations and tariffs.
Derivative transactions may not adequately stabilize our cash flows and may cause volatility in our earnings.
          Because a portion of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility in North America by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in Item 1. These instruments may expose us to the risk of financial loss if, for example, the counterparties fail to perform under the contracts governing those arrangements, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services in North America and the percent fee we will earn from merchants. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts are recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
In an increasing interest rate environment, interest expense on the variable rate portion of our borrowings on our credit facility would increase and we may not be able to replace our maturing certificates of deposit with new certificates of deposit that carry the same interest rates.
          We had $407 million of indebtedness outstanding at December 31, 2010, under our credit agreements, of which we had borrowings of $390 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 70.0 basis points. During 2009 we entered into an interest rate swap contract that ends in July 2011 that fixed the interest rate on $50 million of the variable rate revolving credit facility. During 2010 we entered into another interest rate swap contract that ends in March 2012 that fixed the interest rate on an additional $150 million of our variable rate revolving credit facility. Rising interest rates would result in reduced net income.
          The certificates of deposit that our industrial bank subsidiary, FSC, uses to finance payments to major oil companies carry fixed rates from issuance to maturity. Upon maturity, the certificates of deposit will be replaced by issuing new certificates of deposit to the extent that they are needed. In a rising interest rate environment, FSC would not be able to replace maturing certificates of deposit with new certificates of deposit that carry the same interest rates. Rising interest rates would result in reduced net income to the extent that certificates of deposit mature and need to be replaced. At December 31, 2010, FSC had outstanding $370.4 million in certificates of deposit maturing within one year and $87.5 million in certificates of deposit maturing within one to two years.

Our exposure to counterparty credit risk could create an adverse affect on our financial condition.
          We engage in a number of transactions where counterparty credit risk is a relevant factor. Specifically, we have fuel price derivatives and interest rate swaps whose values at any point in time are dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Financial institutions, primarily banks, have historically been our most significant counterparties.
Our industry continues to become increasingly competitive, which makes it more challenging for us to maintain profit margins at historical levels.
          We face and may continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we use alternative pricing to encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
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
          Revenue we received from services we provided to our top five strategic relationships accounted for approximately 17 percent of our total revenues in 2010. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.
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
          We conduct operations in North America, Asia Pacific and Europe. As part of our business strategy and growth plan, we plan to further expand internationally. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from domestic operations and otherwise harm our business. In addition, there are many barriers to competing successfully in the international market, including:
•	changes in the relations between the United States and foreign countries;

•	actions of foreign or United States governmental authorities affecting trade and foreign investment;

•	regulations on repatriation of funds;

•	increased infrastructure costs including complex legal, tax, accounting and information technology laws and treaties;

•	interpretation and application of local laws and regulations including, among others, those impacting anti-money laundering, financial transaction reporting and positive balance or pre-paid cards;

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences; and

•	local labor conditions and regulations.

•	fluctuation in foreign currencies
          We cannot assure you that our investments outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.

Decreased demand for fuel and other vehicle products and services could harm our business and results of operations.
          Demand for fuel and other vehicle products and services may be reduced by factors that are beyond our control, such as the implementation of fuel efficiency standards and the development by vehicle manufacturers and adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources.
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
          Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our revolving credit facility expires in May 2012 and our term note expires in August 2011 when the outstanding balance will be due. Any limitation of availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.
The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.
          FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis. These funds are used to support our domestic payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by the Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Furthermore, Wright Express could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to Wright Express’ operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which the Company conducts business domestically in the future.

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
Fluctuations in foreign currency exchange rates could affect our financial results.
          We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include the Australian dollar, euro, New Zealand dollar and the Great Britain Pound. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against other currencies, will not materially affect our financial results.
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
          Historical transactions involving Avis Budget Group, Inc. (“Avis”) (formerly Cendant Corporation), our former corporate parent, and our other former affiliates such as Realogy Corporation and Wyndham Worldwide Corporation, may be reviewed from time to time by external parties that may include, but are not limited to, former subsidiaries or operating companies of Avis Budget Group, Inc., as well as government regulatory organizations and tax authorities. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis Budget Group, Inc., or its successor or its current or former affiliates, could adversely affect our financial statements.

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
          We have acquired and may attempt to acquire businesses, technologies, services, products or licenses in technologies that we believe are a strategic fit with our business. The process of integrating any acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from our ongoing business operations. As a result, we may incur a variety of costs in connection with acquisitions and may never realize the anticipated benefits.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 86,000 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Midvale, Utah to support our bank operations and a second call center location. We lease 4,000 square feet in Louisville, Kentucky to support TelaPoint. We lease 10,000 square feet of space in Salem, Oregon to support Pacific Pride. We lease 12,800 square feet of space in Melbourne, Australia to support Wright Express Australia Fuel, 7,400 square feet of space in Sydney, Australia to support Wright Express Australia Prepaid and 2000 square feet of space in Perth, Australia to support Wright Express Australia Fuel. We lease 13,500 square feet of space in Auckland, New Zealand to support Wright Express International. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 – Note 17 of our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2010. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. REMOVED AND RESERVED

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
Market Information
          The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2009
First quarter	$18.77	$10.72
Second quarter	$28.12	$17.51
Third quarter	$32.14	$22.58
Fourth quarter	$32.72	$27.39

2010
First quarter	$33.53	$27.63
Second quarter	$35.97	$29.14
Third quarter	$36.58	$28.58
Fourth quarter	$46.97	$35.41

          As of February 22, 2011, the closing price of our common stock was $50.95 per share, there were 38,438,454 shares of our common stock outstanding and there were 6 holders of record of our common stock.
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
          The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, the Company may pay no more than $10 million per annum for restricted payments, including dividends.
Share Repurchases
          The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended December 31, 2010:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	the Plans or
	Shares Purchased	Paid per Share	Programs (a)	Programs (a)

October 1 – October 31, 2010	—	$—	—	$48,633,132
November 1 – November 30, 2010	—	$—	—	$48,633,132
December 1 – December 31, 2010	—	$—	—	$48,633,132

Total	—	$—	—

(a)	On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2011. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

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

	Year ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006

Income statement information
Total revenues	$390,406	$315,203	$388,159	$336,128	$291,247
Total operating expenses	$239,697	$197,053	$226,727	$184,036	$156,144
Financing interest expense	$5,314	$6,210	$11,859	$12,677	$14,447
Net realized and unrealized (losses) gains on fuel price derivatives	$(7,244)	$(22,542)	$55,206	$(53,610)	$(4,180)
Net income	$87,629	$139,659	$127,640	$51,577	$74,609
Basic earnings per share	$2.28	$3.65	$3.28	$1.29	$1.85
Weighted average basic shares of common stock outstanding	38,486	38,303	38,885	40,042	40,373

Balance sheet information, at end of period
Total assets	$2,097,951	$1,499,662	$1,611,855	$1,785,076	$1,551,015
Liabilities and stockholders’ equity
All liabilities except preferred stock	$1,538,944	$1,048,346	$1,307,193	$1,570,817	$1,357,888
Preferred stock	—	10,000	10,000	10,000	10,000
Total stockholders’ equity	559,007	441,316	294,662	204,259	183,127

Total liabilities and stockholders’ equity	$2,097,951	$1,499,662	$1,611,855	$1,785,076	$1,551,015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The consolidated statements of income for the periods presented have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. Payment processing revenue decreased from $215.6 million to $212.6 million and operating interest expense decreased from $13.3 million to $10.3 million in 2009. Payment processing revenue decreased from $297.4 million to $292.0 million and operating interest expense decreased from $35.0 million to $29.6 million in 2008. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
2010 Highlights and Year in Review
          During 2010, we focused on international growth, growing our domestic customer base and customer retention. As a result of our efforts, we acquired RD Card Holdings Australia Pty Ltd, increased the size of our fleet portfolio and grew our Other Payment Solutions segment. Our results for the year were impacted by the following significant events and accomplishments:
•	As stated above, we acquired RD Card Holdings Australia Pty Ltd. on September 14, 2010, for approximately $340 million USD.

•	Total fleet transactions processed increased 4 percent from 2009 to 269.8 million. Payment processing transactions increased 5 percent to 214.8 million, and transaction processing transactions decreased 2 percent to 55 million.

•	Our corporate charge card product grew to $4.4 billion in purchase volume for the year, which is a 43 percent increase. This increase is primarily due to our single use account product used for online travel-related purchases.

•	Domestic fuel prices averaged $2.84 per gallon during 2010. Domestic fuel prices averaged $2.39 per gallon during 2009.

•	During 2010, we repurchased approximately 595,000 shares of our common stock at a cost of approximately $18.4 million.

•	During the first quarter of 2010, the Company offered to redeem all of the outstanding shares of its Series A non-voting convertible, redeemable preferred stock for $101 per share, plus all accrued but unpaid dividends. Each holder elected to exercise its right to convert its holdings into common stock. As a consequence of these elections, the Company issued 445,000 shares of its common stock and retired 100 shares of preferred stock.

Outlook for the Future
Looking forward, we expect that the following items will impact our financial results:
•	A full year of operations of Wright Express Australia will impact our overall corporate performance.

•	We will build upon the organic growth we achieved in 2010 as we target in excess of 400,000 gross new domestic vehicles serviced for 2011.

•	We intend to grow corporate charge card purchase volume and pursue new prepaid products.

•	As our revolving credit facility will expire in May 2012 and our term loan will expire in August, we will negotiate either an extension of our line of credit or a new line of credit.

•	We are currently evaluating our foreign earnings repatriation strategy. Changes to that strategy could lead to a lower effective tax rate in the future.

Results of Operations
YEAR ENDED DECEMBER 31, 2010, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009
FLEET PAYMENT SOLUTIONS SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

			Increase
(in thousands)	2010	2009	(decrease)

Revenues
Payment processing revenue	$220,154	$179,509	23%
Transaction processing revenue	16,591	17,532	(5)%
Account servicing revenue	39,692	36,943	7%
Finance fees	37,264	32,321	15%
Other	15,538	11,691	33%

Total revenues	329,239	277,996	18%

Total operating expenses	201,547	173,417	16%

Operating income	127,692	104,579	22%

Financing interest expense	(5,314)	(6,210)	(14)%
Gain / Loss on foreign currency transactions	7,141	(40)	NM
Gain on settlement portion of amounts due under tax receivable agreement	—	136,485	NM
Net realized and unrealized (losses) on domestic fuel price derivative instruments	(7,244)	(22,542)	(68)%
(Increase) in amount due under tax receivable agreement	(214)	(599)	(64)%

Income before taxes	122,061	211,673	(42)%
Income taxes	48,337	80,436	(40)%

Net income	$73,724	$131,237	(44)%

			Increase
(in thousands, except per transaction and per gallon data)	2010	2009	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	214,803	204,147	5%
Average expenditure per payment processing transaction	$58.33	$48.71	20%
Average U.S. price per gallon of fuel	$2.84	$2.39	19%
Average AUD price per gallon of fuel	$4.64	$—	—

Transaction processing revenue:
Transaction processing transactions	54,980	55,921	(2)%

Account servicing revenue:
Average number of vehicles serviced	5,397	4,648	10%

NM – Not Meaningful

     Revenues
          Payment processing revenue increased $40.6 million for 2010, as compared to 2009. Approximately $29 million of this increase is due to a 19 percent increase in the average price per gallon of fuel. Also contributing to the increase is the increase in the number of domestic payment processing transactions, which contributed approximately $5.9 million. The remaining variance is primarily due to our acquisition of Wright Express Australia Fuel.
          Account servicing revenue increased $2.7 million for 2010, as compared to 2009. Approximately $6.5 million of the increase is due to Wright Express Australia Fuel activity, offset by a decrease in revenues from software development activity. A greater proportion of Wright Express Australia Fuel revenues is attributable to monthly servicing fees than is experienced in the U.S. We anticipate that continued growth in account servicing revenue will be primarily attributable to our operations in Australia.
          Our finance fees have increased $4.9 million for 2010, as compared to 2009. The increase in finance fees is attributable to higher accounts receivable balances, as a result of higher fuel prices and transaction volumes.

     Expenses
          The following table compares selected expense line items within our Fleet Payment Solutions segment:

			Increase
(in thousands)	2010	2009	(decrease)

Expense
Salary and other personnel	$82,445	$72,256	14%
Service fees	$20,750	$12,895	61%
Provision for credit loss	$18,747	$15,854	18%
Depreciation and amortization	$28,331	$21,721	30%
Operating interest expense	$4,494	$8,702	(48)%

•	Salary and other personnel expenses increased $10.2 million for 2010, as compared to 2009. Salary expenses related to our international operations increased by approximately $4.6 million compared to the prior year. The increase in domestic salary expense is due to additional expense associated with our commissions, stock compensation plans and the annual bonus incentive, which increased approximately $1.0 million as compared to 2009. The remaining increase is due to additional contractor expense, annual salary and benefit increases and employee travel.

•	Service fees increased $7.9 million during 2010, as compared to 2009. The increase in fees is primarily related to the acquisition costs of RD Card Holdings Australia Pty Ltd.

•	Provision for credit loss increased $2.9 million for 2010, as compared 2009. The increase is associated with higher levels of expenditures throughout the year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of expenditures declined from 15.9 basis points in the prior year to 14.9 basis points in the current year.

•	Depreciation and amortization expenses increased $6.6 million for 2010, as compared to 2009. This increase is primarily due to approximately $5 million of additional amortization associated with the intangible assets related to the purchase of RD Card Holdings Australia Pty Ltd. The remaining difference is due to additional depreciation on new assets placed into service.

•	Operating interest expense is interest on our deposits and borrowed federal funds. This interest expense decreased $4.2 million during 2010, as compared to 2009. We finance the receivables arising from our domestic payment processing transactions with our operating debt (deposits and borrowed federal funds). Our average debt balance for 2010 totaled $527.3 million as compared to our average debt balance of $434.5 million for 2009. While this increase in borrowings resulted in approximately a $2 million increase in operating interest, our weighted average interest rates decreased to 1.0 percent in 2010 from 2.2 percent in 2009. The decrease in interest rates reduced operating interest expense year over year by approximately $6 million.

          Financing interest expense is related primarily to our revolving credit facility. Interest expense for 2010 decreased $0.9 million from 2009, due to lower interest rates and a reduction in the outstanding balance on our revolving credit facility during a majority of the year. The increase in our financing debt occurred during the second half of the year in conjunction with our acquisition and funding of operations for Wright Express Australia.
          We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. We recognized an unrealized loss of $17.0 million in 2010 compared to unrealized loss of $43.1 million in 2009. We recognized a realized gain of $9.8 million in 2010 and a realized gain of $20.6 million in 2009.
          Our effective tax rate was 39.6 percent for 2010 and 38.0 percent for 2009. Changes in the domestic price of fuel, impacts of our fuel price derivatives, as well as changes in the mix of earnings between our legal entities, especially between U.S. and international subsidiaries, may cause fluctuations in our effective tax rates. Our tax rate also fluctuates due to the impacts that rate mix changes have on our net deferred tax assets. Adjustments to net deferred tax assets for rate changes can cause volatility in our effective tax rates. The 2010 provision for income taxes reflects income tax benefits on losses in foreign jurisdictions as opposed to the 2009 provision that reflects losses incurred in foreign jurisdictions where no benefits were recognized. As discussed in our critical accounting policies section, our tax rate assumes that the majority of our foreign earnings will be remitted back to the U.S. That assumption leads to incremental tax charges. We are currently evaluating our foreign earnings repatriation strategy. Changes to that strategy could lead to a lower effective tax rate in the future.
Gain on foreign currency transactions
           In anticipation of our closing of the purchase of RD Card Holdings Australia Pty Ltd, the Company purchased $365 million Australian dollars during the month of August. The exchange rate moved in our favor during the remainder of the year, resulting in a currency gain of approximately $7.1 million.
Fuel price derivatives
           We own fuel price-sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in fuel prices on our cash flows. These fuel price-sensitive derivative instruments do not qualify for hedge accounting. Accordingly, gains and losses on our fuel price-sensitive derivative instruments affect our net income. During 2010, we recognized $7.2 million in net realized and unrealized losses due to the increase in the price of fuel in relation to our hedged fuel prices.

OTHER PAYMENT SOLUTIONS SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

			Increase
(in thousands)	2010	2009	(decrease)

Revenues
Payment processing revenue	$46,034	$33,090	39%
Transaction processing revenue	2,935	—	—
Account servicing revenue	753	58	1,198%
Finance fees	497	495	—%
Other	10,948	3,564	207%

Total revenues	61,167	37,207	64%

Total operating expenses	38,146	23,636	61%

Operating income	23,021	13,571	70%
Income taxes	9,116	5,149	77%

Net income	$13,905	$8,422	65%

			Increase
(in thousands)	2010	2009	(decrease)

Key operating statistics
Payment processing revenue:
Corporate charge card purchase volume	$4,414,145	$3,082,779	43%

          Payment processing revenue increased approximately $12.9 million over 2009, primarily due to additional business derived from our single use account product. Our corporate charge card purchase volume grew by over $1.3 billion in 2010 compared to 2009.
          Transaction processing revenue is a result of the transaction based fees from Wright Express Australia Prepaid commencing with operations after our acquisition on September 14, 2010.
          Other revenue increased during 2010 as the volume of cross-border fees increased over the prior year. This increase is partially offset by an increase in associated service fees expense.
          Operating expenses increased by $14.5 million during 2010 primarily due to the following:
•	Service fees increased by $10.8 million as compared to 2009 due to cross-border fees and other fees associated with the higher purchase volume.

•	Salary and other personnel expenses increased $2.0 million primarily due to additional payroll costs assumed upon the acquisition of Wright Express Australia Prepaid.

•	Operating interest decreased $0.7 million primarily due to lower interest rates.

•	Credit loss reserve expense decreased $0.7 million. We measure our credit loss performance by calculating credit losses as a percentage of total card purchases. This metric for credit losses was 2.4 basis points of total corporate charge purchase volume for 2010 compared to 6.0 basis points for 2009.

YEAR ENDED DECEMBER 31, 2009, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008
FLEET PAYMENT SOLUTIONS SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

			Increase
(in thousands)	2009	2008	(decrease)

Revenues
Payment processing revenue	$179,509	$267,078	(33)%
Transaction processing revenue	17,532	19,339	(9)%
Account servicing revenue	36,943	30,573	21%
Finance fees	32,321	30,716	5%
Other	11,691	13,481	(13)%

Total revenues	277,996	361,187	(23)%

Total operating expenses	173,417	206,127	(16)%

Operating income	104,579	155,060	(33)%

Financing interest expense	(6,210)	(11,859)	(48)%
Loss on foreign currency transactions	(40)	—	—
Gain on settlement portion of amounts due under tax receivable agreement	136,485	—	—
Net realized and unrealized gains (losses) on fuel price derivative instruments	(22,542)	55,206	(141)%
(Increase) in amount due under tax receivable agreement	(599)	(9,014)	(93)%

Income before taxes	211,673	189,393	12%
Income taxes	80,436	65,908	22%

Net income	$131,237	$123,485	6%

			Increase
(in thousands, except per transaction and per gallon data)	2009	2008	(decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	204,147	216,193	(6)%
Average expenditure per payment processing transaction	$48.71	$69.80	(30)%
Average price per gallon of fuel	$2.39	$3.47	(31)%

Transaction processing revenue:
Transaction processing transactions	55,921	60,831	(8)%

Account servicing revenue:
Average number of vehicles serviced	4,648	4,492	20%

      Revenue
          Payment processing revenue decreased $87.6 million for 2009, as compared to 2008. This decrease is primarily due to a 31 percent decrease in the average price per gallon of fuel as well as a 6 percent decrease in the number of payment processing transactions. A majority of our contracts contain both a fixed fee and a percentage fee component. The remainder of our contracts has just a percentage fee component. This combined fixed fee and percentage fee structure reduces the impact of fuel price volatility on our payment processing revenues. Payment processing transactions were down as a result in the economic recession during the year.
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
     Expenses
          The following table compares selected expense line items within our Fleet Payment Solutions segment:

			Increase
(in thousands)	2009	2008	(decrease)

Expense
Salary and other personnel	$72,256	$63,899	13%
Service fees	$12,895	$10,669	21%
Provision for credit loss	$15,854	$42,971	(63)%
Depreciation and amortization	$21,721	$19,483	11%
Operating interest expense	$8,702	$26,725	(67)%

•	Salary and other personnel expenses increased $8.4 million over last year. This increase is primarily due to higher stock-based compensation and short-term incentive program bonuses for 2009 over 2008, as we did not pay bonuses under our short-term incentive program in 2008, as program targets were not achieved.

•	Service fees increased $2.2 million for 2009. This increase is primarily due to professional service fees for legal and accounting work related to costs associated with our international activities and our WEXSmartTM telematics program.

•	Our metric for credit losses was 15.9 basis points of Fuel Expenditures for 2009, compared to 28.5 basis points of Fuel Expenditures for 2008. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the period is the amount necessary to bring the reserve to its required level after charge offs. Provision for credit loss decreased $27.1 million for the year ended December 31, 2009, as compared to the same period in 2008. Approximately $11 million of this decrease is associated with lower fuel expenditures, primarily as a result of decreases in the price of fuel. Improvements in receivables aging and ultimate charge offs as well as strong recoveries on previously charged off accounts accounted for the remainder of the change.

•	Depreciation and amortization expenses increased $2.2 million. This increase is primarily due to higher depreciation expense as a result of additional expenditures for internally-developed software. We continue to carefully monitor the recoverability of software asset values.

•	Operating interest expense decreased $20.4 million during 2009, compared to 2008. We finance the receivables arising from our payment processing transactions with our operating debt (deposits and borrowed federal funds). Our average debt balance for 2009 totaled $434.5 million as compared to our average debt balance of $664.6 million for 2008. This resulted in approximately a $10 million decrease in operating interest. Our operating interest expense is also lower due to a decrease in weighted average interest rates to 2.2 percent in 2009 from 4.3 percent in 2008. The decrease in interest rates reduced operating interest expense year over year by approximately $9 million.

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

OTHER PAYMENT SOLUTIONS SEGMENT
          The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

			Increase
(in thousands)	2009	2008	(decrease)

Revenues
Payment processing revenue	$33,090	$24,940	33%
Account servicing revenue	58	58	—
Finance fees	495	327	51%
Other	3,564	1,647	116%

Total revenues	37,207	26,972	38%

Total operating expenses	23,636	20,600	15%

Operating income	13,571	6,372	113%
Income taxes	5,149	2,217	132%

Net income	$8,422	$4,155	103%

			Increase
(in thousands)	2009	2008	(decrease)

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$3,082,779	$2,404,646	28%

          Payment processing revenue increased approximately $8.2 million over 2008, primarily due to additional business derived from our single use account product. Our corporate charge card purchase volume grew by over $678 million in 2009 compared to 2008.
          Other revenue increased during 2009 as the volume of cross-border fees increased over the prior year. These fees are primarily associated with our single use account product being used for online travel-related purchases. This increase is offset by an increase in associated service fees expense.
          Operating expenses increased by $3.0 million during 2009 primarily due to the following:
•	Service fees increased by $5.1 million as compared to 2008 due to higher purchase volumes.

•	Operating interest decreased $1.3 million primarily due to lower interest rates.

•	Credit loss reserve expense decreased $0.2 million. Our metric for credit losses was 6.0 basis points of total corporate charge card purchase volume for 2009 compared to 8.5 basis points for 2008.

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
          The table below reconciles net cash provided by (used for) operating activities to management operating cash:

	Year ended December 31,
(in thousands)	2010	2009	2008

Net cash (used for) provided by operating activities	$(10,550)	$(33,167)	$339,179
Net increase (decrease) increase in deposits	106,504	(116,859)	(58,943)
Net (decrease) increase in borrowed federal funds	(12,238)	71,723	(8,175)

Management operating cash	$83,716	$(78,303)	$272,061

          The change in management operating cash in the comparative periods can be explained as follows:
•	During 2010, we generated approximately $83.7 million in management operating cash as compared to using approximately $78.3 million in 2009, and generating $272.1 million in 2008. During 2010, our accounts receivable, net of the account receivable balance acquired with the Acquisition of RD Card Holdings Australia Pty Ltd. increased by $128 million. This increase is a result of higher spend over the prior year. This increase in account receivable is funded by net income as well as a $94 million overall increase in borrowed federal funds and deposits, and a $49 million increase in our accounts payable, net of accounts payable acquired with our acquisition.
          The significant change in 2009 is attributable to activity at our bank subsidiary, FSC, which utilizes certificates of deposit to finance our accounts receivable. At the end of 2008, FSC was overfunded by approximately $140 million. This overfunding was the result of lower receivable balances brought about by the rapid decline in fuel prices during the second half of 2008.
•
During the first quarter of 2009 this overfunding was eliminated. Hence, there was a significant decrease in outstanding certificates of deposit as 2008 amounts matured. Additionally, during the second quarter of 2009, we prepaid a portion of our liabilities under our tax receivable agreement for $51 million, which resulted in a pre-tax gain of approximately $136 million.

•
The significant increase in management operating cash in 2008 is largely due to an approximately $670 million drop in our accounts receivable balances in the fourth quarter of 2008 (see above). Our excess cash position at the end of 2008 diminished in the first half of 2009 as certificates of deposit matured during the first quarter of 2009.

          2010 Highlights
•	During 2010, we completed the acquisition of RD Card Holding Australia Pty Ltd for approximately $340 million. The acquisition was funded through our revolving credit facility and term loan.

•	We used $18.4 million during 2010 to repurchase our own common stock.

•	During 2010, we had approximately $29 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality in the United States and abroad. We expect total capital expenditures for 2011 to be approximately $28 to $35 million. Our capital
2010 Cash Utilization Summary

spending is financed primarily through internally generated funds.
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

2009 Cash Utilization Summary

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
2008 Cash Utilization Summary

     Management Operating Cash
          Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). In order to reconcile from management operating cash to the classifications of cash flow activities presented on our consolidated statement of cash flows, we have adjusted our cash flows from financing activities for the changes in deposits and borrowed federal funds.
          Our bank subsidiary, FSC, utilizes certificates of deposit to finance our domestic accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.30 percent to 1.95 percent as of December 31, 2010, as compared to fixed interest rates ranging from 0.35 percent to 4.00 percent as of December 31, 2009 and 2.85 percent to 5.45 percent as of December 31, 2008. As of December 31, 2010, we had approximately $457.9 million of certificates of deposit outstanding at a weighted average rate of 0.95 percent, compared to $415.0 million of certificates of deposit at a weighted average rate of 1.25 percent as of December 31, 2009, and approximately $532.0 million of certificates of deposit outstanding at a weighted average rate of 3.85 percent as of December 31, 2008.
          FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2010, all certificates of deposit were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence. We believe that our certificates of deposit are paying competitive yields and that there continues to be consumer demand for these instruments.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts. We had $9.4 million of these deposits on hand at December 31, 2010, $8.3 million at December 31, 2009, and $8.1 million at December 31, 2008.
          FSC also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our outstanding federal funds lines of credit were $140 million during 2010 and $155 million during 2009 and 2008.
     Liquidity
          Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments on maturing certificates of deposit, interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. FSC is responsible for substantially all domestic payments to major oil companies and payments on maturing certificates of deposit. FSC can fund our short-term cash requirements through the issuance of certificates of deposit and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.
          Our credit facilities provide a $450 million revolving line-of-credit and a $75 million term loan. Borrowings on the revolving line-of-credit bear interest equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on our consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on our consolidated leverage ratio. The revolving line-of-credit facility expires in May 2012, when the outstanding balance will be due. Our revolving credit facility had an available balance of approximately $115.6 million at December 31, 2010. We are beginning to explore the renewal of our revolving credit facility and anticipate that we will negotiate either an extension of our line of credit or a new line of credit during 2011.
          Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. Specifically, our credit agreements limit us to a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The credit agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.
          In addition to the financial covenants, the credit agreements contain various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2010, and expect to continue to be.
          We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives, which we entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams, are currently in a loss position due to the increase in oil prices during the year. The current fuel price is above the ceiling prices set in the previous year. As a result, we have a liability related to these derivatives of approximately $10.9 million. During the course of the year we received $9.8 million from the settlement of expiring derivative contracts.

          We have entered into two interest rate swap arrangements. The first interest rate swap arrangement effectively converts $50 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 1.35 percent. This arrangement will expire in July of 2011. The second interest rate swap arrangement effectively converts $150 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 0.56 percent. This arrangement will expire in March of 2012.
          Our long-term cash requirements, apart from amounts owing on our revolving line of credit, consist primarily of amounts due to Wyndham as part of our tax receivable agreement. As a consequence of our separation from Avis, we increased the tax bases of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us to reduce the amount of future tax payments to the extent that we generate sufficient taxable income. We were contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. In 2009 we entered into a Tax Receivable Prepayment Agreement to settle a portion of the obligation with one of Avis’ successors. These obligations were previously valued at $187.5 million and this transaction resulted in a gain of $136.5 million. As a result we are now entitled to receive, without obligation to a third party, approximately 68 percent of the future estimated tax benefit of the Tax Basis Increase. This will be reflected over time in increases in operating cash.
          We currently have authorization from our Board to purchase up to $150 million of our common stock up to July 25, 2011. Through December 31, 2010, we have used $101.4 million of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our credit facility. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
          Management believes that we can adequately fund our cash needs during the next 12 months.
     Off-balance Sheet Arrangements
          We have the following off-balance sheet arrangements as of December 31, 2010:
•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•	Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $3.4 billion of commitments to extend credit at December 31, 2010, as part of established lending product agreements. These amounts may increase or decrease during 2011 as we extend or contract credit to customers, subject to our appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can increase or decrease our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•	Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments based on any unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2010, we had no unsecured credit nor had we posted a letter of credit for collateral even though these instruments were in an unrealized loss position. We have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

     Contractual Obligations
          The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2010, for the periods specified:

					2015 and
(in thousands)	2011	2012	2013	2014	Thereafter	Total

Operating leases:
Facilities	$3,360	$2,944	$2,978	$3,001	$8,348	$20,631
Equipment, including vehicles	5,238	3,783	2,330	2,222	2,077	15,650
Revolving line-of-credit, term loan (a)	75,000	332,300	—	—	—	407,300
Tax receivable agreement	8,335	8,518	8,870	9,318	65,104	100,145
Deposits	370,410	87,481	—	—	—	457,891
Borrowed federal funds	59,484	—	—	—	—	59,484
Interest rate swap arrangements (b)	755	102	—	—	—	857
Fuel price derivative contracts	7,307	3,570				10,877
Purchase obligations:
Technology services	1,178	115	—	—	—	1,293

Total	$531,067	$438,813	$14,178	$14,541	$75,529	$1,074,128

(a)	Our term loan is set to expire in August 2011 and our revolving line-of-credit is set to expire in May of 2012. Amounts in table exclude interest payments. See Item 8 – Note 11, Financing Debt.

(b)	Payments on interest rate swap arrangements have been estimated using the December 31, 2010 LIBOR rates. Any change to this rate will impact future payments.

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

The reserve for losses relating to accounts receivable represents management’s estimate of the losses inherent in the Company’s outstanding portfolio of receivables. The reserve for credit losses reduces the Company’s accounts receivable balances as reported in its financial statements to the net realizable value.

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

As of December 31, 2010, we have estimated a reserve for credit losses which is 0.9 percent of the total gross accounts receivable balance. An increase to this reserve by 0.5 percent to approximately 1.4 percent would increase the provision for credit losses for the year by $6.0 million. Conversely, a decrease to this reserve by 0.5 percent to approximately 0.4 percent would decrease the provision for credit losses for the year by $5.6 million.

Deferred Tax Asset Valuation and Undistributed Foreign Earnings

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

No valuation allowances have been established at this time as management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets.

As the Company has increased its international presence, it has also had to contemplate whether or not earnings from its foreign subsidiaries will be repatriated in the short-term. At this point in time a formal international tax strategy has not yet been established. Accordingly, management has accounted for the undistributed earnings of its foreign subsidiaries as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings for a very small portion of its earnings that are deemed to be indefinitely reinvested in foreign jurisdictions.

The Company regularly reviews its deferred tax assets for recoverability. Management’s determination of whether an allowance is required is based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies.

Management also periodically reviews its international tax planning strategies. Assumptions about whether or not foreign earnings will be repatriated significantly impact the Company’s overall tax rate.

If the Company is unable to generate sufficient future taxable income, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, the Company may be required to establish additional valuation allowances against its deferred tax assets.

At December 31, 2010, the Company had approximately $1,080 million of gross deferred tax assets. These deferred tax assets consisted primarily of temporary differences related to tax deductible goodwill. The Company also had gross deferred tax liabilities of approximately $297 million primarily consisting of temporary non-tax deductible goodwill with an indefinite reversal period.

A determination that no deferred tax assets would be realized at December 31, 2010, would require the establishment of valuation allowances determined without regard to existing deferred tax liabilities with indefinite reversal periods. This would increase the provision for income taxes by approximately $261 million.

However, this exposure is somewhat mitigated on the Company’s financial statements because of the terms of the tax receivable agreement with Wyndham. To the extent that the Company is unable to utilize the tax benefits created as a consequence of the Company’s separation from Avis, as modified by the June 26, 2009 Ratification Agreement, the Company would realize a gain of approximately $83 million due to the reduction of the estimated future payments to Wyndham. Therefore, a valuation allowance against 100% of our deferred tax assets coupled with a like judgment concerning the likelihood of the payment of amounts owing to Wyndham, would decrease net income by approximately $178 million. The Company has currently provided incremental U.S taxes for most of its foreign earnings, except for a very small portion of its earnings, $1.5 million, deemed to be indefinitely reinvested. If it were to change its determination as to the repatriation of such earnings, specifically asserting that these earnings were invested in a foreign subsidiary for an indefinite period, it would enjoy a onetime benefit of $2.5 million as its estimated effective tax rate would decreased from 39.6 percent to 37.9 percent.

Acquired Intangible Assets and Goodwill

Effect if Actual Results Differ from
Description	Assumptions/Approach Used	Assumptions

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. Acquired intangible assets result from the allocation of the cost of an acquisition. These acquired intangibles include assets that amortize, primarily software and customer relationships, and those that do not amortize, specifically trademarks and trade names. The annual review of goodwill and non-amortizing intangibles values is performed as of October 1 of each year.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. We generally validate the model by considering other factors such as the fair value of comparable companies, if available, to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

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

As of December 31, 2010, the Company had an aggregate of approximately $662 million on its balance sheet related to goodwill and intangible assets of acquired entities. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in significant impairment losses and/or amortization expense.

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

None of the derivatives that exist have readily determinable fair market values. Management determines fair value through alternative valuation approaches, primarily modeling that considers the value of the underlying index or commodity (where appropriate), over-the-counter market quotations, time value, volatility factors and counterparty credit risk. On a periodic basis, management reviews the statements provided by the counterparty to ensure the fair market values are reasonable when compared to the one it derived.

As of December 31, 2010, the Company had established that the net fair value of the derivatives was a liability of approximately $10.9 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives.

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
Interest Rate Risk
          At December 31, 2010, we had borrowings of $390 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 70.0 basis points. During 2009 we entered into an interest rate swap contract that ends in July 2011 that fixed the interest rate on $50 million of the variable rate revolving credit facility. During 2010 we entered into another interest rate swap contract that ends in March 2012 that fixed the interest rate on an additional $150 million of our variable rate revolving credit facility. We periodically review our projected borrowing under our credit facility in order to ascertain whether additional swaps should be entered into to either increase our coverage of our overall borrowings or extend the period which our hedges cover.
          The following table presents the impact of changes in LIBOR on interest expense on our revolving credit facility and term loan for 2010 on the unhedged portion of the principal outstanding under the credit facility (see the discussion of our interest rate swaps in Item 7 in the “Liquidity, Capital Resources and Cash Flows” section):

(in thousands)	Impact(a)

Projected annual financing interest expense on variable rate portion of debt (one-month LIBOR equal to 0.26063%)	$495

Increases to LIBOR of:
2.00%	$3,800
5.00%	$9,500
10.00%	$19,000

(a)	Changes to financing interest expense presented in this table are based on interest payments on the revolving credit facility that bear interest based on one-month LIBOR, based on outstanding balance and rate at December 31, 2010.

Commodity Price Risk
          As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in fuel prices. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2012. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.
          The following table presents information about the Options:

(In thousands)

			December 31, 2010
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate
	of Underlying	of Underlying	Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value

Fuel price derivative instruments – unleaded fuel

Options settling October 2011 – June 2012	$2.247	$2.307	6,934	$(788)
Options settling July 2011 – March 2012	$2.176	$2.236	7,888	(1,545)
Options settling April 2011 – December 2011	$2.334	$2.394	5,831	(435)
Options settling January 2011 – September 2011	$2.170	$2.230	6,663	(1,826)
Options settling October 2010 – June 2011	$2.013	$2.073	3,909	(1,750)
Options settling July 2010 – March 2011	$1.953	$2.013	1,909	(890)

Total fuel price derivative instruments – unleaded fuel			33,134	$(7,234)

Fuel price derivative instruments – diesel

Options settling October 2011 – June 2012	$3.293	$3.353	3,115	$(499)
Options settling July 2011 – March 2012	$3.239	$3.299	3,544	(738)
Options settling April 2011 – December 2011	$3.268	$3.328	2,619	(406)
Options settling January 2011 – September 2011	$3.068	$3.128	2,994	(990)
Options settling October 2010 – June 2011	$3.000	$3.060	1,756	(684)
Options settling July 2010 – March 2011	$3.000	$3.060	858	(326)

Total fuel price derivative instruments – diesel			14,886	$(3,643)

Total fuel price derivative instruments			48,020	$(10,877)

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wright Express Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, MA
February 28, 2011

WRIGHT EXPRESS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$18,045	$39,304
Accounts receivable (less reserve for credit losses of $10,237 in 2010 and $10,660 in 2009)	1,160,482	844,152
Available-for-sale securities	9,202	10,596
Fuel price derivatives, at fair value	—	6,152
Property, equipment and capitalized software, net	60,785	44,991
Deferred income taxes, net	161,156	183,602
Goodwill	537,055	315,227
Other intangible assets, net	124,727	34,815
Other assets	26,499	20,823

Total assets	$2,097,951	$1,499,662

Liabilities and Stockholders’ Equity
Accounts payable	$379,855	$283,149
Accrued expenses	41,133	30,861
Income taxes payable	3,638	1,758
Deposits	529,800	423,287
Borrowed federal funds	59,484	71,723
Revolving line-of-credit facilities and term loan	407,300	128,000
Amounts due under tax receivable agreement	100,145	107,753
Fuel price derivatives, at fair value	10,877	—
Other liabilities	6,712	1,815
Redeemable preferred stock	—	10,000

Total liabilities	1,538,944	1,058,346

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 41,924 in 2010 and 41,167 in 2009 shares issued; 38,437 in 2010 and 38,196 in 2009 shares outstanding	419	412
Additional paid-in capital	132,583	112,063
Retained earnings	499,767	412,138
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	92	23
Net unrealized loss on interest rate swaps	(368)	(176)
Net foreign currency translation adjustment	27,881	(134)

Accumulated other comprehensive income (loss)	27,605	(287)

Less treasury stock at cost; 3,566 shares in 2010 and 2,971 shares in 2009	(101,367)	(83,010)

Total stockholders’ equity	559,007	441,316

Total liabilities and stockholders’ equity	$2,097,951	$1,499,662

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008

Revenues
Fleet payment solutions	$329,239	$277,996	$361,187
Other payment solutions	61,167	37,207	26,972

Total revenues	390,406	315,203	388,159

Expenses
Salary and other personnel	87,364	75,123	66,969
Service fees	46,368	27,666	20,361
Provision for credit losses	19,838	17,715	45,021
Technology leasing and support	12,881	9,327	8,510
Occupancy and equipment	8,654	8,718	9,159
Advertising	8,118	4,974	5,283
Marketing	2,197	2,737	3,215
Postage and shipping	3,413	3,105	3,248
Communications	3,631	2,703	2,527
Depreciation and amortization	29,893	21,930	20,123
Operating interest expense	5,370	10,253	29,570
Other	11,970	12,802	12,741

Total operating expenses	239,697	197,053	226,727

Operating income	150,709	118,150	161,432

Financing interest expense	(5,314)	(6,210)	(11,859)
Net gain (loss) on foreign currency transactions	7,145	(40)	—
Gain on settlement of portion of amounts due under tax receivable agreement	—	136,485	—
Net realized and unrealized (losses) gains on fuel price derivatives	(7,244)	(22,542)	55,206
(Increase) in amount due under tax receivable agreement	(214)	(599)	(9,014)

Income before income taxes	145,082	225,244	195,765

Income taxes	57,453	85,585	68,125

Net income	$87,629	$139,659	$127,640

Earnings per share:
Basic	$2.28	$3.65	$3.28
Diluted	$2.25	$3.55	$3.22

Weighted average common shares outstanding:
Basic	38,486	38,303	38,885
Diluted	39,052	39,364	39,787

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Year ended December 31,
	2010	2009	2008

Number of common shares issued
Balance, beginning of period	41,167	40,966	40,798
Stock issued to employees exercising stock options	211	44	30
Stock issued to employees for vesting of restricted stock units	101	157	138
Conversion of preferred stock	445	—	—

Balance, end of period	41,924	41,167	40,966

Common stock
Balance, beginning of period	$412	$410	$408
Stock issued to employees exercising stock options	2	—	—
Stock issued to employees for vesting of restricted stock units	1	2	2
Conversion of preferred stock	4	—	—

Balance, end of period	419	412	410

Additional paid-in capital
Balance, beginning of period	112,063	100,359	98,174
Net adjustment resulting from tax impact of the initial public offering	—	7,358	(1,379)
Stock issued to employees exercising stock options	3,177	585	415
Tax benefit from employees’ stock option and restricted stock plans	1,698	(516)	113
Stock-based compensation	5,646	4,277	3,036
Conversion of preferred stock	9,999	—	—

Balance, end of period	132,583	112,063	100,359

Retained earnings
Balance, beginning of period	412,138	272,479	144,839
Net income	87,629	139,659	127,640

Balance, end of period	499,767	412,138	272,479

Accumulated other comprehensive (loss) income
Balance, beginning of period	(287)	(1,844)	(1,451)
Changes in available-for-sale securities, net of tax effect of, $41 in 2010, $42 in 2009 and $(3) in 2008	69	76	(4)
Changes in interest rate swaps, net of tax effect of $(111) in 2010, $904 in 2009 and $(208) in 2008	(192)	1,560	(319)
Foreign currency translation	28,015	(79)	(70)

Net other comprehensive (loss) income adjustments	27,892	1,557	(393)

Balance, end of period	27,605	(287)	(1,844)

Treasury stock
Balance, beginning of period	(83,010)	(76,742)	(37,711)
Purchase of shares of treasury stock; 595 shares in 2010, 249 shares in 2009 and 1,549 shares in 2008	(18,357)	(6,268)	(39,031)

Balance, end of period	(101,367)	(83,010)	(76,742)

Total stockholders’ equity	$559,007	$441,316	$294,662

Comprehensive income
Net income	$87,629	$139,659	$127,640
Net other comprehensive (loss) income adjustments	27,892	1,557	(393)

Total comprehensive income	$115,521	$141,216	$127,247

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2010	2009	2008

Cash flows from operating activities
Net income	$87,629	$139,659	$127,640
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized loss (gain) on derivative instruments	17,029	43,142	(90,892)
Stock-based compensation	7,425	5,736	5,216
Depreciation and amortization	31,504	22,559	20,588
Gain on settlement of portion of amounts due under tax receivable agreement	—	(136,485)	—
Loss on sale of investment	—	15	—
Deferred taxes	21,536	59,558	41,967
Provision for credit losses	19,838	17,715	45,021
Loss on disposal and impairment of property and equipment	—	44	108
Loss on impairment of internal-use software under development	—	814	1,538
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(236,100)	(159,623)	362,444
Other assets	(1,241)	(4,641)	(328)
Accounts payable	41,919	34,053	(156,463)
Accrued expenses	7,534	(1,651)	(1,105)
Income taxes	(2,072)	12,348	(4,934)
Other liabilities	2,057	(1,282)	(1,475)
Amounts due under tax receivable agreement	(7,608)	(65,128)	(10,146)

Net cash (used for) provided by operating activities	(10,550)	(33,167)	339,179

Cash flows from investing activities
Purchases of property and equipment	(28,944)	(17,848)	(16,111)
Sale of available-for-sale securities	—	7	—
Purchases of available-for-sale securities	(150)	(160)	(4,301)
Maturities of available-for-sale securities	1,654	2,194	1,255
Purchase of trade name	—	—	(44)
Acquisitions, net of cash acquired and prior to finalization of the working capital adjustment	(339,994)	—	(41,613)

Net cash used for investing activities	(367,434)	(15,807)	(60,814)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,698	—	113
Repurchase of share-based awards to satisfy tax withholdings	(1,476)	(1,464)	(2,225)
Proceeds from stock option exercises	3,177	585	415
Net increase (decrease) in deposits	106,504	(116,859)	(58,943)
Net (decrease) increase in borrowed federal funds	(12,238)	71,723	(8,175)
Net borrowings (repayments) on 2007 revolving line-of-credit facility, term loan	279,300	(42,600)	(28,800)
Loan origination fees paid for 2007 revolving line-of-credit facility	(2,269)	—	(1,556)
Purchase of shares of treasury stock	(18,357)	(6,268)	(39,031)

Net cash provided by (used for) financing activities	356,339	(94,883)	(138,202)

Effect of exchange rates on cash and cash equivalents	386	44	(65)

Net change in cash and cash equivalents	(21,259)	(143,813)	140,098
Cash and cash equivalents, beginning of period	39,304	183,117	43,019

Cash and cash equivalents, end of period	$18,045	$39,304	$183,117

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
1.	Summary of Significant Accounting Policies
     Business Description
          Wright Express Corporation is a leading provider of payment processing and information management products and services to the United States and Australian commercial and government vehicle fleet industry. The Company provides products and services in the United States and Australia, as well as Canada, New Zealand and Europe. Together with the Company’s affiliates, Wright Express markets its products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers. Wright Express also offers a MasterCard-branded corporate card.
     Basis of Presentation
          The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2010, 2009 and 2008, include the accounts of Wright Express and its wholly- owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
          For the years ended December 31, 2010 and 2009, marketing expense exceeded the Company’s threshold for individual disclosure and were shown separately on the consolidated statements of income. In prior periods marketing expense had been included in other expenses. Prior period statements have been conformed to the 2010 presentation. The consolidated statements of income for the periods presented have been corrected for an immaterial error related to the classification of customer discounts for electronic payments. Fleet payment solutions revenue decreased from $281.0 to $278.0 and operating interest expense decreased from $13.3 to $10.3 in 2009. Fleet payment solutions revenue decreased from $366.6 to $361.2 and operating interest expense decreased from $35.0 to $29.6 in 2008. Operating income and net income were not impacted by this change, nor was there any impact on either cash flows or the balance sheet.
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
     Available-for-sale Securities
          The Company records certain of its investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income (loss). Realized gains and losses and declines in fair value judged to be other-than-temporary on available-for-sale securities

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
are included in non-operating revenues and expenses. The cost basis of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other revenues.
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
          The Company’s interest rate derivatives are designated as cash flow hedges and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualify for hedge accounting treatment is recorded as a component of other comprehensive income (loss) and the ineffective portion, if any, is reported currently in earnings. Amounts included in other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged item affects earnings. These instruments are presented as either other assets or accrued expenses on the consolidated balance sheet.
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

     Capitalized Software
          The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized costs include interest costs incurred while developing internal-use computer software. Amounts capitalized for software were $19,637 in 2010, $14,030 in 2009, and $14,962 in 2008. Amortization for software totaled $16,348 in 2010, $15,698 in 2009, and $13,650 in 2008.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Goodwill and Other Intangible Assets
          The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used. The Company records an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable from the undiscounted cash flows generated from the use of the asset.
          Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. Goodwill and intangible assets are assigned to the reporting unit which benefits from the synergies arising from each business combination. The Company performs its impairment tests at its reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, including discounted cash flow analyses. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation and amortization expense on the consolidated statement of income. The Company’s annual goodwill and intangible assets impairment test, performed as of October 1, did not identify any impairment in any of the years presented.
          The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors management considers when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, which is the period of time that the asset is expected to contribute directly or indirectly to future cash flows. An evaluation of the remaining useful lives of the definite-lived intangible assets is performed periodically to determine if any change is warranted.
     Impairment of Long-lived Assets
          Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company did not recognize any significant impairment expense on its long-lived assets during the year ended December 31, 2010. Impairment expense of $858 was recognized during the year ended December 31, 2009, and $1,646 of impairment expense was recognized during the year ended December 31, 2008. These amounts were recorded in occupancy and equipment in the consolidated statements of income.
     Other Assets
          The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,562 for all years presented which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheet. As of December 31, 2010, the Company has concluded that the investment is not impaired.

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
     Revenue Recognition
          The majority of the Company’s revenues are comprised of transaction-based fees, which generally are calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers which provide products or products and services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the products and services have been provided to the client, the sales price is fixed or determinable and collectability is reasonably assured.
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
          Interchange income is earned by the Company’s corporate charge card products and is included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.
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
          Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue, net of a provision for uncollectible accounts, at the time the fees are assessed. The reserve for uncollectible finance fee income totaled $443 at December 31, 2010, $392 at December 31, 2009, and $1,117 at December 31, 2008. This reserve is in addition to the Company’s reserve for credit losses.
          Other. The Company assesses fees for providing ancillary services, such as information products and services, professional services and marketing services. Other revenues also include cross-border fees, fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers. The Company also assesses fees for holding receivables related to certain transaction processing transactions. Service-related revenues are recognized in the period that the work is performed.
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
     Stock-Based Compensation
          The Company sponsors restricted stock award plans and stock option plans. The Company recognizes compensation expense related to employee stock-based compensation over their vesting periods based upon the fair value of the award on the date of grant. In instances where vesting is dependent upon the realization of certain performance goals, compensation is estimated and amortized over the vesting period.
     Advertising Costs
          Advertising and marketing costs are expensed in the period the advertising occurs.
     Income Taxes
          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which are not believed to more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States; currently, only a very small portion of earnings is considered to be indefinitely reinvested ($1,533).
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Earnings per Common Share
          When diluted earnings per common share is calculated, weighted-average outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The dividends expensed on convertible, redeemable preferred stock are added back to net income when the related common stock equivalents are included in the computation of diluted earnings per common share. In 2010, the preferred stock was converted to common stock. Holders of unvested restricted stock units are not entitled to participate in dividends, should they be declared.
          Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2010	2009	2008

Income available for common stockholders – Basic	$87,629	$139,659	$127,640
Convertible, redeemable preferred stock	40	248	474

Income available for common stockholders – Diluted	$87,669	$139,907	$128,114

          Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2010	2009	2008

Weighted average common shares outstanding – Basic	38,486	38,303	38,885
Unvested restricted stock units	209	396	419
Stock options	255	221	39
Convertible, redeemable preferred stock	102	444	444

Weighted average common shares outstanding – Diluted	39,052	39,364	39,787

     Foreign Currency Movement
          The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars as prescribed by the accounting literature. Assets and liabilities are translated at the year end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss).
          Realized and unrealized gains and losses on foreign currency transactions are recorded directly in the statement of income except when such gains or losses result from intercompany transactions that are considered to be long term in nature. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive income (loss).
     Accumulated Other Comprehensive Income (Loss)
          Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, the changes in fair values of derivative instruments designated as hedges of future cash flows related to interest rate variability and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
2.	Supplemental Cash Flow Information

	Year ended December 31,
	2010	2009	2008

Interest paid	$8,770	$28,230	$47,120
Income taxes paid	$36,300	$13,672	$31,000
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$10,004	$—	$—

     Significant Non-cash Transactions
          There were no significant non-cash transactions during 2008, 2009 or 2010.
3.	Business Acquisitions
          Acquisition of RD Card Holdings Australia Pty Ltd. On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $363,000 Australian Dollars (“AUD”) (which was equivalent to approximately $340,000 USD at the time of closing). This consideration included $11,000 AUD the Company paid pursuant to preliminary working capital adjustments. The final purchase price and related allocations for the ReD Transaction have not been finalized as the Company is currently in the process of finalizing its valuation of acquired tangible and intangible assets as well as certain liabilities assumed as part of the acquisition. In addition, the purchase document contemplated an adjustment of the purchase price based upon final working capital amounts. This adjustment is not yet agreed between the parties.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

USD

Consideration paid (net of cash acquired and prior to the finalization of the working capital adjustment)	$339,994
Less:
Accounts receivable	91,638
Accounts payable	(50,534)
Other tangible assets, net	1,970
Software (a)	10,986
Patent (b)	2,869
Customer relationships (c)	73,939
Brand name (d)	5,374

Recorded goodwill	$203,752

(a)	Weighted average life – 3.9 years.

(b)	Weighted average life – 4.6 years.

(c)	Weighted average life – 4.5 years.

(d)	Indefinite-lived intangible asset.
          The weighted average life of the combined definite-lived intangible assets is 4.5 years.
          The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal years:

$ USD
	2010	2009	2008

Net revenue	$430,261	$362,690	$440,838
Net income	88,171	143,598	127,659

Pro forma net income per common share:
Net income per share – basic	2.29	3.75	3.28
Net income per share – diluted	2.26	3.65	3.22

          The pro forma financial information assumes the companies were combined as of January 1, 2010, 2009, and 2008, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Wright Express Australia. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010, 2009 or 2008.
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
          The following is a reconciliation of the cost of the net assets acquired from Financial Automation Limited and the ultimate allocation to goodwill:

Consideration paid (including acquisition costs and net of cash acquired)	$10,073
Less:
Tangible assets, net	96
Acquired software	7,000
Customer relationship	1,500
Trade name	100

Recorded goodwill	$1,377

          Significant goodwill amounts are present in the Pacific Pride and RD Card Holdings Australia Pty Ltd. acquisitions based on the Company’s belief that the business models and practices followed were sufficiently distinct to warrant the payment of a purchase price premium.
          No pro forma information for 2008 has been included in these financial statements as the results of operations of Pacific Pride and Financial Automation Limited for the periods that they were not part of the Company, are immaterial to the Company’s revenues, net income and earnings per share.
          See Note 7 for further discussion of the goodwill and intangible balances that arose as a result of the above transactions.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
4.	Reserves for Credit Losses
          The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2010	2009	2008

Balance, beginning of period	$10,960	$18,435	$9,466
Provision for credit losses	19,838	17,715	45,021
Charge-offs	(24,685)	(32,519)	(42,625)
Recoveries of amounts previously charged-off	4,124	7,329	6,573

Balance, end of period	$10,237	$10,960	$18,435

5.	Investments
       Available-for-sale Securities
          The Company’s available-for-sale securities as of December 31 are presented below:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

2010
Mortgage-backed securities	$2,330	$83	$8	$2,405
Asset-backed securities	2,400	—	7	2,393
Equity securities (a)	4,326	78	—	4,404

Total available-for-sale securities	$9,056	$161	$15	$9,202

2009
Mortgage-backed securities	$2,843	$61	$18	$2,886
Asset-backed securities	3,176	—	43	3,133
Municipal bonds	365	—	—	365
Equity securities (a)	4,176	36	—	4,212

Total available-for-sale securities	$10,560	$97	$61	$10,596

(a)	These securities exclude $2,015 in equity securities designated as trading as of December 31, 2010, and $1,593 as of December 31, 2009, included in other assets on the consolidated balance sheets. See Note 16 for additional information about the securities designated as trading.
          The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2010, and 2009 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
          The Company had maturities of available-for-sale securities of $1,654 for the year ended December 31, 2010, $2,194 for the year ended December 31, 2009, and $1,255 for the year ended December 31, 2008.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2010		2009
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	520	519	—	—
Due after 5 years through year 10	875	873	2,150	2,130
Due after 10 years	1,741	1,768	1,391	1,368
Mortgage-backed securities with original maturities of 30 years	1,594	1,638	2,843	2,886
Equity securities with no maturity dates	4,326	4,404	4,176	4,212

Total	$9,056	$9,202	$10,560	$10,596

6.   Property, Equipment and Capitalized Software, Net
          Property, equipment and capitalized software, net consist of the following:

	December 31,
	2010	2009

Furniture, fixtures and equipment	$22,279	$15,073
Computer software	114,636	98,764
Software under development	9,742	2,649
Leasehold improvements	3,098	1,460

Total	149,755	117,946
Less accumulated depreciation and amortization	(88,970)	(72,955)

Total property, equipment and capitalized software, net	$60,785	$44,991

          The Company did not incur impairment charges during 2010. In 2009 the Company incurred an $814 impairment charge related to partially completed internal-use software. This charge has been included in occupancy and equipment expense on the consolidated statements of income.
7.   Goodwill and Other Intangible Assets
          The changes in goodwill during the period January 1 to December 31, 2010 were as follows:

	Fleet	Other
	Payment	Payment	Total
	Solutions	Solutions
	Segment	Segment

Goodwill, beginning of period	$305,514	$9,713	$315,227
Acquisition of RD Card Holdings Australia Pty Ltd.	188,190	15,562	203,752
Impact of foreign currency translation	16,692	1,384	18,076

Goodwill, end of period	$510,396	$26,659	$537,055

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The changes in goodwill during the period January 1 to December 31, 2009 were as follows:

	Fleet	Other
	Payment	Payment	Total
	Solutions	Solutions
	Segment	Segment

Goodwill, beginning of period	$305,517	$9,713	$315,230
Impact of foreign currency translation	(3)	—	(3)

Goodwill, end of period	$305,514	$9,713	$315,227

          No goodwill was impaired during any of the periods presented in these financial statements.
          The changes in intangible assets during the period January 1 to December 31, 2010, were as follows:

	Net Carrying			Impacts of	Net Carrying
	Amount,			Foreign	Amount,
	Beginning of			Currency	End of
	Period	Acquisition	Amortization	Translation	Period

Definite-lived intangible assets
Acquired software	$13,565	10,986	$(2,890)	$979	$22,640
Customer relationships	16,731	73,939	(8,190)	6,308	88,788
Trade name	54	—	(54)	—	—
Patent	—	2,869	(142)	255	2,982

Indefinite-lived intangible assets
Trademarks and trade names	4,465	5,374	—	478	10,317

Total	$34,815	$93,168	$(11,276)	$8,020	$124,727

          The Company expects amortization expense related to the definite-lived intangible assets above as follows: $22,177 for 2011; $17,445 for 2012; $15,015 for 2013; $12,183 for 2014 and $10,253 for 2015.
          Other intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Acquired software	$28,263	(5,623)	22,640	$16,300	(2,735)	13,565
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	105,262	(16,474)	88,788	24,858	(8,127)	16,731
Trade name	100	(100)	—	100	(46)	54
Patent	3,124	(142)	2,982	—	—	—

	$136,849	22,439	114,410	$41,358	(11,008)	30,350

Indefinite-lived intangible assets
Trademarks and trade names			10,317			4,465

Total			$124,727			$34,815

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
8.   Accounts Payable
          Accounts payable consists of:

	December 31,
	2010	2009

Merchants payable	$359,017	$271,307
Other payables	20,838	11,842

Total accounts payable	$379,855	$283,149

9.   Deposits and Borrowed Federal Funds
          The following table presents information about deposits:

	December 31,
	2010	2009

Certificates of deposit with maturities within 1 year	$370,410	$308,266
Certificates of deposit with maturities greater than 1 year and less than 5 years	87,481	106,730
Interest-bearing money market deposits	62,513	—
Non-interest bearing deposits	9,396	8,291

Total deposits	$529,800	$423,287

Weighted average cost of funds on certificates of deposit outstanding	0.95%	1.25%

          Wright Express Financial Services Corporation (“FSC”) has issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.30 percent to 1.95 percent as of December 31, 2010. FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2010, certificates of deposit were in denominations of $250 or less, corresponding to the increase in the FDIC insurance limits to $250 as authorized by the Emergency Economic Stabilization Act of 2008. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence of the holder.
          Non-interest bearing deposits are required for certain customers as collateral for their credit accounts.
          The Company also had federal funds lines-of-credit totaling $140,000 at December 31, 2010, and $155,000 at December 31, 2009. There was $59,484 in outstanding borrowings against these lines-of-credit at December 31, 2010 and $71,723 in outstanding borrowings against these lines-of-credit at December 31, 2009. The average rate on the outstanding borrowings under lines-of-credit was 0.45 percent at December 31, 2010.
          Interest-bearing money market deposits are issued in denominations of $100 or less, and pay interest at variable rates based on LIBOR. Money market deposits may be withdrawn by the holder at any time, although notification requirements may be required and monthly number of transactions is limited. As of December 31, 2010, the weighted average interest rate on interest-bearing money market deposits was 0.54%.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2010	2009	2008

Average interest rate:
Deposits	1.04%	2.39%	4.42%
Borrowed federal funds	0.48%	0.42%	2.44%
Interest-bearing money market deposits	0.58%	—	—

Average debt balance	$527,345	$434,529	$664,646

10.  Derivative Instruments
       Fuel Price Derivatives
       Derivatives Not Designated as Hedging Instruments-Fuel Price Derivatives
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.
          As of December 31, 2010, the Company had the following put and call option contracts which settle on a monthly basis and do not have formal hedging designations:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2011 – June 2012	33,134

Fuel price derivative instruments – diesel
Put and call option contracts settling January 2011 – June 2012	14,886

Total fuel price derivative instruments	48,020

(a)	The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          As of December 31, 2009, the Company had the following put and call option contracts which settle on a monthly basis which do not have formal hedging designations:

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
       Derivatives Designated as Hedging Instruments – Interest Rate Swaps
          In July 2009, the Company entered into an interest rate swap arrangement for $50 million. In September 2010, the Company entered into an additional interest rate swap arrangement for $150 million. These interest rate swap arrangements were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on our credit agreements. Two of our previous interest rate swap agreements totaling $80 million expired on July 22, 2009. The Company’s $25 million interest rate swap expired on August 24, 2009.
          The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2010			2009
	Weighted-			Weighted-
	Average	Aggregate		Average	Aggregate
	Base Rate	Notional	Fair Value	Base Rate	Notional	Fair Value

July 2009 Swap	1.35%	$50,000	$309	1.35%	50,000	278
September 2010 Swap	0.56%	150,000	272	—	—	—

Total	0.76%	$200,000	$581	1.35%	$50,000	$278

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$581	Accrued expenses	$278

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	6,152	Fuel price derivatives, at fair value	10,877	Fuel price derivatives, at fair value	—

Total derivatives		$—		$6,152		$11,458		$278

          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				From			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion
	(Loss) Recognized in			Income		(Loss) Recognized in	and Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness
Derivatives			from Accumulated			and Amount Excluded	Testing)(b)
Designated as	For the period ended		OCI into Income	For the period ended		from Effectiveness	For the period ended
Hedging Instruments	December 31,		(Effective Portion)	December 31,		Testing) (b)	December 31,
	2010	2009		2010	2009		2010	2009

Interest rate contracts	$(192)	$1,560	Financing interest expense	$(663)	$(3,223)	Financing interest expense	$—	$—

Amount of Gain or
(Loss) Recognized in
Income on Derivative
Derivatives Not						Location of Gain or	For the period ended
Designated as						(Loss) Recognized in	December 31,
Hedging Instruments						Income on Derivative	2010	2009

Commodity contracts						Net realized and unrealized (losses) gains on fuel price derivatives	$(7,244)	$(22,542)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $(111) in 2010 and $904 in 2009.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          For the Company’s North America operations, the Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2012. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.
          The following table presents information about the Options:

			December 31,
			2010		2009
	Put Option	Call Option
	Strike Price	Strike Price	Aggregate		Aggregate
	of Underlying	of Underlying	Notional		Notional
	(per gallon) (a)	(per gallon) (a)	(gallons) (b)	Fair Value	(gallons)	Fair Value

Fuel price derivative instruments – unleaded fuel

Options settling October 2011 – June 2012	$2.247	$2.307	6,934	$(788)	—	$—
Options settling July 2011 – March 2012	$2.176	$2.236	7,888	(1,545)	—	—
Options settling April 2011 – December 2011	$2.334	$2.394	5,831	(435)	—	—
Options settling January 2011 – September 2011	$2.170	$2.230	6,663	(1,826)	—	—
Options settling October 2010 – June 2011	$2.013	$2.073	3,909	(1,750)	5,836	(578)
Options settling July 2010 – March 2011	$1.953	$2.013	1,909	(890)	6,209	(754)
Options settling April 2010 – December 2010	$1.906	$1.966	—	—	4,642	(776)
Options settling January 2010 – September 2010	$2.860	$2.920	—	—	5,219	3,349
Options settling October 2009 – June 2010	$2.430	$2.490	—	—	5,302	1,418
Options settling July 2009 – March 2010	$2.443	$2.503	—	—	2,573	852

Total fuel price derivative instruments – unleaded fuel			33,134	$(7,234)	29,781	$3,511

Fuel price derivative instruments – diesel

Options settling October 2011 – June 2012	$3.293	$3.353	3,115	$(499)	—	$—
Options settling July 2011 – March 2012	$3.239	$3.299	3,544	(738)	—	—
Options settling April 2011 – December 2011	$3.268	$3.328	2,619	(406)	—	—
Options settling January 2011 – September 2011	$3.068	$3.128	2,994	(990)	—	—
Options settling October 2010 – June 2011	$3.000	$3.060	1,756	(684)	2,622	(437)
Options settling July 2010 – March 2011	$3.000	$3.060	858	(326)	2,790	(342)
Options settling April 2010 – December 2010	$2.936	$2.996	—	—	2,085	(292)
Options settling January 2010 – September 2010	$4.040	$4.100	—	—	2,345	2,186
Options settling October 2009 – June 2010	$3.515	$3.575	—	—	2,382	1,034
Options settling July 2009 – March 2010	$3.500	$3.560	—	—	1,156	492

Total fuel price derivative instruments – diesel			14,886	$(3,643)	13,380	$2,641

Total fuel price derivative instruments			48,020	$(10,877)	43,161	$6,152

(a)	The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized gains (losses) on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2010	2009	2008

Realized gains (losses)	$9,785	$20,600	$(35,686)
Unrealized (losses) gains	(17,029)	(43,142)	90,892

Net realized and unrealized (losses) gains on derivative instruments	$(7,244)	$(22,542)	$55,206

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
          Amounts outstanding under the 2007 Revolver bear interest at a rate equal to (a) the British Bankers Association LIBOR plus a margin of 0.45 percent to 1.125 percent based on the Company’s consolidated leverage ratio or (b) the higher of the Federal Funds Rate plus 0.50 percent or the prime rate announced by Bank of America, N.A., plus a margin of up to 0.125 percent based on the Company’s consolidated leverage ratio. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.10 percent to 0.20 percent of the daily unused portion of the 2007 Revolver. The Company also has a letter of credit associated with the 2007 Revolver. The letter of credit reduces the amount available for borrowings and may collateralize certain of the Company’s derivative instruments. The Company is assessed a fee on the liquidation value of the letter of credit. This fee was 0.7 percent at December 31, 2010, and 0.45 percent at December 31, 2009. The balance under the letter of credit was $2,100 at December 31, 2010, and December 31, 2009. Any outstanding loans under the 2007 Revolver mature on May 22, 2012, unless extended pursuant to the terms of the 2007 Revolver. As of December 31, 2010, the Company had approximately $115,600 available under this facility.
       Term Loan Note
          On July 25, 2010, the Company entered into a $75,000 term credit facility (“term loan”). The rate on the term credit facility is 250 basis points above LIBOR. In connection with the term loan, the Company paid loan origination fees of $2,269. The agreement did not change any of the Company’s existing financial covenants. The balance outstanding on the term loan at December 31, 2010, is $75,000.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents information about the 2007 Revolver:

	December 31,
	2010	2009

Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$390,000	$120,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	17,300	8,000

Total outstanding balance on revolving line-of-credit facility and term loan	$407,300	$128,000

Weighted average rate based on LIBOR (including impact of interest rate swaps)	1.58%	1.26%
Rate based on the prime rate	3.25%	3.25%

       Financing Interest
          The following table presents the components of financing interest expense:

	Year ended December 31,
	2010	2009	2008

2007 Revolver:
Interest expense based on LIBOR	$1,621	$1,444	$7,793
Interest expense based on the prime rate	470	219	261
Fees	324	422	508
Amortization of loan origination fees	628	628	465

	3,043	2,713	9,027

Term Loan:
Interest expense based on LIBOR	741	—	—
Amortization of loan origination fees	748	—	—

	1,489	—	—

Realized losses (gains) on interest rate swaps (Note 10)	663	3,223	2,240

Dividends on preferred stock (Note 12)	40	248	474

Other	79	26	118

Total financing interest expense	$5,314	$6,210	$11,859

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	1.33%	2.95%	4.54%
Based on prime	3.25%	3.26%	5.01%

Average debt balance at LIBOR	$228,370	$158,268	$221,044
Average debt balance at prime	$18,390	$6,729	$5,210

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
       Debt Covenants
          The 2007 Revolver and term loan contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the 2007 Revolver and term loan contain various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks or change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions.
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
          There were 0.1 shares of Series A non-voting convertible, redeemable preferred stock issued and outstanding at December 31, 2009, with a par value of $0.01 per share and a purchase price per share and liquidation value per share of $100,000. Given its specific features, the Company treated the preferred stock as a liability. Accordingly, dividends were recorded as financing interest expense on the consolidated statements of income.
13.  Income Taxes
          Income before income taxes consisted of the following:

	Year ended December 31,
	2010	2009	2008

United States	$153,958	$228,841	$196,329
Foreign	(8,876)	(3,597)	(564)

Total	$145,082	$225,244	$195,765

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

		State
	United States	and Local	Foreign	Total

2010
Current	$31,811	$4,916	$(886)	$35,841
Deferred	$19,723	$960	$929	$21,612

2009
Current	$22,947	$2,911	$172	$26,030
Deferred	$55,646	$3,973	$(64)	$59,555

2008
Current	$22,896	$3,245	$11	$26,152
Deferred	$47,302	$(5,231)	$(98)	$41,973

          The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit) and foreign income tax rate differential	4.0	3.4	1.9
Revaluation of deferred tax assets for tax rate changes and blending differences, net	—	(0.1)	(2.7)
Dividend exclusion	—	—	0.1
Other	0.6	(0.3)	0.5

Effective tax rate	39.6%	38.0%	34.8%

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2010	2009

Deferred assets related to:
Reserve for credit losses	$4,717	$4,078
Stock-based compensation, net	4,792	3,790
State net operating loss carry forwards	992	973
Other assets	136	2,394
Unrealized losses on interest rate swaps and available-for-sale securities, net	159	89
Derivatives	3,997	—
Tax deductible intangibles, primarily goodwill, net	156,339	183,632

	171,132	194,956

Deferred tax liabilities related to:
Other assets	17	—
Property, equipment and capitalized software	9,959	8,875
Derivatives	—	2,259

	9,976	11,134

Valuation allowance on state net operating loss carry forwards	—	220

Deferred income taxes, net	$161,156	$183,602

Net deferred tax assets by jurisdiction are as follows:

	December 31,
	2010	2009

United States	$160,243	$183,538
Australia	848	—
New Zealand	46	43
The Netherlands	19	21

Total	$161,156	$183,602

          The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.
          The Company had approximately $341,572 of state and $113 of foreign net operating loss carry forwards at December 31, 2010 and approximately $302,819 of state and $57 of foreign net operating loss carry forwards at December 31, 2009. These expire at various times through 2029. Valuation allowances have been established for those state net operating losses that the Company believes it is more likely than not that they will not be utilized within the carry forward period.
          Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1,533 at December 31, 2010, and $713 at December 31, 2009. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries The amount of taxes attributable to these undistributed earnings is not practicably determinable.

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
14. Tax Receivable Agreement
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
          The amount of these estimated future payments is dependent upon future statutory tax rates and the Company’s ability to generate sufficient taxable income adequate to cover the tax depreciation, amortization and interest expense associated with the Tax Basis Increase. The Company regularly reviews its estimated blended tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes in estimated blended tax rates are recorded in the income statement as changes in amounts due under tax receivable agreement.
          In both 2010 and 2009 there had been reassessment of the blended tax rates that are projected into the future. In 2010 and 2009, the net future benefits increased, which increased the associated liability to Wyndham Worldwide Corporation (“Wyndham”), resulting in a $214 and $599 charge to non-operating expense for the years ended December 31, 2010 and 2009, respectively.
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
15. Employee Benefit Plans
          The Company sponsors a 401(k) retirement and savings plan. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible to participate in this plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $1,921 for the year ended December 31, 2010, $1,740 for the year ended December 31, 2009, and $1,860 for the year ended December 31, 2008.
          The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $2,015 at December 31, 2010, and $1,593 at December 31, 2009. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $2,015 at December 31, 2010, and $1,593 at December 31, 2009. Such amounts are included in other assets on the consolidated balance sheet.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
16. Fair Value
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

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2010:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$2,405	$—	$2,405	$—
Asset-backed securities	2,393	—	2,393	—
Equity securities	4,404	4,404	—	—

Total available-for-sale securities	$9,202	$4,404	$4,798	$—

Executive deferred compensation plan trust (a)	$2,015	$2,015	$—	$—

Liabilities:

Fuel price derivatives – diesel	3,643	—	—	3,643
Fuel price derivatives – unleaded fuel	7,234	—	7,234	—

Total fuel price derivatives	$10,877	$—	$7,234	$3,643

July 2009 interest rate swap arrangement with a base rate of 1.35% and a notional amount of $50,000	309	—	309	—

September 2010 interest rate swap arrangement with a base rate of 0.56% and an aggregate notional amount of $150,000	272	—	272	—

Total interest rate swap arrangements (b)	$581	$—	$581	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

Fuel Price
Derivatives –
Diesel

Beginning balance	$2,641
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(6,284)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$(3,643)

(a)	Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2010, are reported in net realized and unrealized gain and (losses) on fuel price derivatives on the consolidated statements of income.
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
17. Commitments and Contingencies
     Litigation
          The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
     Extension of Credit to Customers
          The Company had aggregate commitments of approximately $3,420,000 at December 31, 2010, and $2,818,000 at December 31, 2009, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
represent future cash requirements. The Company can increase or decrease its customers’ credit lines at our discretion at any time. These amounts are not recorded on the consolidated balance sheet.
     Operating Leases
          The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. One of the Company’s office space lease agreements was renewed during 2010. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $3,583 for the year ended December 31, 2010, $3,420 for the year ended December 31, 2009, and $3,569 for the year ended December 31, 2008. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $3,164 for the year ended December 31, 2010, $2,627 for the year ended December 31, 2009, and $2,625 for the year ended December 31, 2008. These amounts were included in technology leasing and support on the consolidated statements of income.
          Future minimum lease payments under non-cancelable operating leases are as follows:

Payment

2011	$8,598
2012	6,727
2013	5,308
2014	5,223
2015	4,813
2016 and thereafter	5,612

Total	$36,281

18. Cash and Dividend Restrictions
     Cash
          Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2010 or 2009.
     Dividends
          FSC is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, FSC may only pay a dividend out of undivided profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from FSC and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, FSC’s capital stock is $5,250 and its capital surplus exceeds 100 percent of capital stock.
          The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, the Company may pay no more than $10 million per annum for restricted payments, including dividends.
          Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.
          FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2010, 2009, and 2008.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
19. Stock-Based Compensation
          In April of 2010, the Company adopted the Wright Express Corporation 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. The Plan, which is stockholder-approved, permits the grant of share options, stock appreciation rights, restricted stock, restricted stock units and other stock- or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,800 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2010, the Company had four share-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $7,425 for 2010, $5,736 for 2009, and $5,216 for 2008. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2,814 for 2010, $2,180 for 2009, and $1,815 for 2008.
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
          A summary of the status of the Company’s RSUs as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Restricted Stock Units
Balance at January 1, 2010	353	$21.31
Granted	92	30.09
Vested – shares issued	(101)	23.37
Vested – shares deferred (a)	(6)	28.61
Forfeited	(7)	23.23
Withheld for taxes (b)	(48)	22.28

Balance at December 31, 2010	283	$23.08

(a)	The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company’s common stock at a later date as specified by the award (deferred stock units or “DSUs”).

(b)	The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority and the shares are never issued.
          As of December 31, 2010, there was $3,751 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested was $4,595 during 2010, $4,185 during 2009, and $5,117 during 2008.
     Deferred Stock Units
          Under the Plan, the Company also grants DSUs to non-employee directors. A DSU is a fully vested right to receive stock at a certain point in time in the future. DSUs do not require any future service or performance obligations to be met. DSUs may be granted immediately or may initially be granted as RSUs which become DSUs once a previously determined service obligation has been met. The fair value of each granted DSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          A summary of the status of the Company’s DSUs as of December 31, 2010, and changes during the year is presented below:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value

Deferred Stock Units
Balance at January 1, 2010	69	$23.23
Granted as DSUs	4	35.25
Converted from RSUs	5	28.61

Balance at December 31, 2010	78	$24.26

          There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and is expensed at that time. The total fair value of shares granted and vested was $331 during 2010, $228 during 2009, and $242 during 2008.
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
          A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2010, and changes during the year then ended is presented below:

			Weighted-
			Average
	Units at	Units at	Grant-Date
	Threshold	Target	Fair Value

Performance Based Restricted Stock Units
Balance at January 1, 2010	44	88	$35.45
Granted	82	164	30.06
Forfeited	(3)	(7)	33.30
Cancelled	(42)	(84)	35.45

Balance at December 31, 2010	81	161	$30.06

          The range of unrecognized compensation cost related to the awards is from $339 at threshold, (50 percent below targeted performance), $2,610 at target, (100 percent of targeted performance) and up to $7,154 at maximum, (200 percent of targeted performance), as of December 31, 2010, depending whether certain performance conditions are met. No portion of these awards have vested as of December 31, 2010.

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
     Stock Options
          On February 22, 2005, the Company granted options to purchase the Company’s common stock to certain employees as part of its initial public offering. Employee stock options granted by the Company had terms ranging from one to seven years, were fully vested, with exercise prices ranging from $5.72 to $14.98.
          On February 13, 2009, and on March 5, 2009, the Company approved the grant of stock options to certain officers and employees under the Plan. Stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 8 years from the date of grant.
          On March 3, 2010, the Company approved the grant of stock options to an officer under the Plan. The stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expires 8 years from the date of grant.
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
          The table below summarizes the assumptions used to calculate the fair value:

	February 13,	March 5,	March 3,
	2009	2009	2010

Weighted average expected life (in years)	4.75	5.00	6.00
Weighted average exercise price	$13.51	$13.60	$30.06
Weighted average volatility	45.76%	46.06%	46.00%
Weighted average risk-free rate	1.70%	1.80%	2.70%
Weighted average dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$5.50	$5.72	$14.15

          The activity of the stock option plan related to the Company’s employees consisted of:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Stock Options
Outstanding at January 1, 2010	666	$13.79
Granted	131	30.06
Exercised	(211)	14.29
Forfeited or expired	(10)	13.57

Outstanding at December 31, 2010	576	$17.32	5.4	$22,308

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          No stock options were awarded by the Company during 2008. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $3,592 and $728 respectively.
20. Segment Information
          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets.
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
          The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.
          The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies.
          Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
          The following table presents the Company’s reportable segment results for the years ended December 31, 2010, 2009 and 2008:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Year ended December 31, 2010
Fleet Payment Solutions	$329,239	$4,494	$17,982	$57,154	$92,499
Other Payment Solutions	61,167	876	635	9,146	14,802

Total	$390,406	$5,370	$18,617	$66,300	$107,301

Year ended December 31, 2009
Fleet Payment Solutions	$277,996	$8,702	$16,655	$47,615	$77,194
Other Payment Solutions	37,207	1,551	210	5,149	8,422

Total	$315,203	$10,253	$16,865	$52,764	$85,616

Year ended December 31, 2008
Fleet Payment Solutions	$361,187	$26,725	$19,483	$34,900	$69,993
Other Payment Solutions	26,972	2,845	640	2,217	4,155

Total	$388,159	$29,570	$20,123	$37,117	$74,148

WRIGHT EXPRESS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
          The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2010	2009	2008

Adjusted net income	$107,301	$85,616	$74,148
Unrealized gains (losses) on derivative instruments	(17,029)	(43,142)	90,892
Amortization of acquired intangible assets	(11,276)	(5,066)	(4,854)
Asset impairment charge	—	(814)	(1,538)
Non-cash adjustments related to tax receivable agreement	(214)	(599)	—
Gain on extinguishment of liability	—	136,485	—
Tax impact	8,847	(32,821)	(31,008)

Net income	$87,629	$139,659	$127,640

          The tax impact of the foregoing adjustments is the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.
     Geographic Data

	Year ended December 31,
	2010	2009	2008

Total revenues:
United States	$368,922	$311,787	$387,714
International	21,484	3,416	445

Total revenues	$390,406	$315,203	$388,159

21. Quarterly Financial Results (Unaudited)
          Summarized quarterly results for the two years ended December 31, 2010 and 2009, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2010
Total revenues	$83,846	$91,435	$100,229	$114,896
Operating income	$32,193	$39,347	$36,192	$42,977
Net income (loss)	$18,554	$30,036	$20,571	$18,468
Earnings (loss) per share:
Basic	$0.48	$0.77	$0.54	$0.48
Diluted	$0.48	$0.77	$0.53	$0.47

2009
Total revenues	$68,498	$77,875	$85,828	$83,002
Operating income	$19,324	$32,372	$36,346	$30,108
Net income	$10,977	$93,190	$23,363	$12,129
Earnings per share:
Basic	$0.29	$2.43	$0.61	$0.32
Diluted	$0.28	$2.36	$0.60	$0.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Management’s Annual Report on Internal Control Over Financial Reporting
          Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2010.
          Management excluded the internal control over financial reporting of RD Card Holdings Australia Pty Ltd., which we refer to as Wright Express Australia, which was acquired by the Company September 14, 2010, from its assessment of the Company’s internal control over financial reporting as of December 31, 2010. Wright Express Australia represent approximately 7 percent of the Company’s consolidated total assets as of December 31, 2010, and 5 percent of its consolidated revenues for the year ended December 31, 2010.
          The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Wright Express Corporation
South Portland, Maine
We have audited the internal control over financial reporting of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A, management excluded from its assessment the internal control over financial reporting at Wright Express Card Holdings Australia Pty Ltd, which was acquired on September 14, 2010 and whose financial statements constitute 8% and 33% of net and total assets, respectively 5% of revenues, and (1) % of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Wright Express Card Holdings Australia Pty Ltd. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, MA
February 28, 2011

ITEM 9B. OTHER INFORMATION
          Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          See the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
          The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wrightexpress.com: (1) the Code of Business Conduct and Ethics for Directors, (2) the Code of Ethics for Chief Executive and Senior Financial Officers, (3) the Company’s Corporate Governance Guidelines and (4) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, Wright Express, 97 Darling Avenue, South Portland, Maine USA 04106. The Company intends to post on its website, www.wrightexpress.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the documents referenced in (1) and (2) above.
ITEM 11. EXECUTIVE COMPENSATION
          See the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          See the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
          See the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          See the section of the Company’s proxy statement for the 2011 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this report:
                   1. Financial Statements (see Index to Financial Statements on page 2).

Exhibit No.	Description

2.1
Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

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

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426) (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6
Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.7
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8
Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

10.9
Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

	10.10	Commitment Letter, dated July 25, 2010, from Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2010, File No. 001-32426)

†	10.11	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.12	Amended Wright Express Corporation 2010 Equity and Incentive Plan

†	10.13	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

†	10.14	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.15	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.16	Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

†	10.17	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

†	10.18	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.19	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.20	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.21	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.22	Form of Employment Agreement for George Hogan and Richard Stecklair

†	10.23	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

†	10.24	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

†	10.25	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

†	10.26	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†	10.27	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†*	10.28	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†*	10.29	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

†*	10.30	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

†*	10.31	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

	10.32	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

	10.33	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

	10.34	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

	10.35	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

	10.36	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

	10.37	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

	10.38	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

	10.39	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

	10.40	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

	10.41	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

	10.42	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

	10.43	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc.

	10.44	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.45	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.46	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.47	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.48	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File

No. 001-32426)

	10.49	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

	10.50	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.51	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.52	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

	10.53	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

	10.54	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.55	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.56	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.57	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.58	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.59	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.60	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

*	21.1	Subsidiaries of the registrant

*	23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LL

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

***	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*		Filed with this report

**		Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

***		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†		Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
February 28, 2011	By:	/s/ Melissa D. Smith
Melissa D. Smith
CFO and Executive Vice President, Finance and Operations (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2011	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)

February 28, 2011	/s/ Rowland T. Moriarty

Rowland T. Moriarty
Lead Director

February 28, 2011	/s/ Shikhar Ghosh

Shikhar Ghosh
Director

February 28, 2011	/s/ Ronald T. Maheu

Ronald T. Maheu
Director

February 28, 2011	/s/ George L. McTavish

George L. McTavish
Director

February 28, 2011	/s/ Kirk Pond

Kirk Pond
Director

February 28, 2011	/s/ Regina O. Sommer

Regina O. Sommer
Director

February 28, 2011	/s/ Jack A. VanWoerkom

Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.		Description

	2.1	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

	10.2	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.3	Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

	10.4	Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

	10.5	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2009, File No. 001-324426) (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

	10.6	Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

	10.7	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

	10.8	Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

	10.9	Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

	10.10	Commitment Letter, dated July 25, 2010, from Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 30, 2010, File No. 001-32426)

†	10.11	Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.12	Amended Wright Express Corporation 2010 Equity and Incentive Plan

†	10.13	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

†	10.14	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.15	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.16	Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

†	10.17	Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

†	10.18	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.19	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.20	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.21	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†	10.22	Form of Employment Agreement for George Hogan and Richard Stecklair

†	10.23	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

†	10.24	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

†	10.25	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

†	10.26	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†	10.27	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†*	10.28	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

†*	10.29	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

†*	10.30	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

†*	10.31	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan

	10.32	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on

April 27, 2005, File No. 001-32426)

10.33	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.34	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.35	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.36	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.37	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.38	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.39	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.40	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.41	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.42	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.43	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc.

10.44	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.45	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.46	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.47	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.48	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.49	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.50	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.51	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

	10.52	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

	10.53	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

	10.54	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.55	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.56	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.57	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.58	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.59	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

	10.60	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

*	21.1	Subsidiaries of the registrant

*	23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LL

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

***	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed with this report

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.