Form 10-Q
period 2011-03-31
Wright Express CORP
filed 2011-05-05
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes           ☑   No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2011

Common Stock, $0.01 par value per share	38,621,360 shares

Page

PART I-FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.	- 3 -

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	- 19 -

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	- 28 -

Item 4.	Controls and Procedures.	- 28 -

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	- 29 -

Item 1A.	Risk Factors.	- 29 -

Item 6.	Exhibits.	- 30 -

SIGNATURE		- 31 -
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including bank regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the impact of foreign currency exchange rates on the Company’s operations; the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts; the impact and range of second quarter and full year credit losses; the amount of interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of the contract; the failure to successfully expand business internationally; the failure to successfully integrate the businesses the Company has acquired; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2011. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$35,862	$18,045
Accounts receivable (less reserve for credit losses of $9,276 in 2011 and $10,237 in 2010)	1,418,623	1,160,482
Available-for-sale securities	10,712	9,202
Property, equipment and capitalized software (net of accumulated depreciation of $93,741 in 2011 and $88,970 in 2010)	61,230	60,785
Deferred income taxes, net	163,562	161,156
Goodwill	554,162	537,055
Other intangible assets, net	124,096	124,727
Other assets	28,879	26,499

Total assets	$2,397,126	$2,097,951

Liabilities and Stockholders’ Equity
Accounts payable	$552,869	$379,855
Accrued expenses	44,639	41,133
Income taxes payable	5,393	3,638
Deposits	657,823	529,800
Borrowed federal funds	—	59,484
Fuel price derivatives, at fair value	31,695	10,877
Revolving line-of-credit facilities and term loan	413,100	407,300
Other liabilities	6,568	6,712
Amounts due under tax receivable agreement	100,145	100,145

Total liabilities	1,812,232	1,538,944

Commitments and contingencies (Note 9)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,180 in 2011 and 41,924 in 2010 shares issued; 38,693 in 2011 and 38,437 in 2010 shares outstanding	422	419
Additional paid-in capital	138,611	132,583
Retained earnings	511,882	499,767
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	80	92
Net unrealized loss on interest rate swaps	(298)	(368)
Net foreign currency translation adjustment	35,564	27,881

Accumulated other comprehensive income	35,346	27,605

Less treasury stock at cost, 3,566 shares in 2011 and 2010	(101,367)	(101,367)

Total stockholders’ equity	584,894	559,007

Total liabilities and stockholders’ equity	$2,397,126	$2,097,951

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Revenues
Fleet payment solutions	$98,534	$73,410
Other payment solutions	21,556	10,436

Total revenues	120,090	83,846

Expenses
Salary and other personnel	25,694	19,620
Service fees	13,010	7,594
Provision for credit losses	5,659	5,911
Technology leasing and support	3,934	2,824
Occupancy and equipment	3,265	2,044
Depreciation and amortization	10,969	5,873
Operating interest expense	1,278	1,442
Cost of hardware and equipment sold	1,051	543
Other	9,058	5,802

Total operating expenses	73,918	51,653

Operating income	46,172	32,193

Financing interest expense	(2,439)	(726)
Gain on foreign currency transactions	488	—
Net realized and unrealized losses on fuel price derivatives	(25,175)	(1,780)

Income before income taxes	19,046	29,687

Provision for income taxes	6,931	11,133

Net income	12,115	18,554

Changes in available-for-sale securities, net of tax effect of $(7) in 2011 and $18 in 2010	(12)	34
Changes in interest rate swaps, net of tax effect of $41 in 2011 and $(69) in 2010	70	(117)
Foreign currency translation, net of tax effect of $37 in 2011 and $0 in 2010	7,683	(198)

Comprehensive income	$19,856	$18,273

Earnings per share:
Basic	$0.31	$0.48
Diluted	$0.31	$0.48

Weighted average common shares outstanding:
Basic	38,516	38,334
Diluted	38,872	39,122

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2011	2010

Cash flows from operating activities
Net income	$12,115	$18,554
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Fair value change of fuel price derivatives	20,818	6,820
Stock-based compensation	2,260	1,545
Depreciation and amortization	12,203	6,030
Deferred taxes	507	7,073
Provision for credit losses	5,659	5,911
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(262,024)	(110,802)
Other assets	(2,899)	2,497
Accounts payable	171,689	74,950
Accrued expenses	(6,424)	(6,021)
Income taxes	1,744	(424)
Other liabilities	(176)	187

Net cash (used for) provided by operating activities	(44,528)	6,320

Cash flows from investing activities
Purchases of property and equipment	(6,423)	(6,663)
Purchases of available-for-sale securities	(1,761)	(39)
Maturities of available-for-sale securities	233	613
Acquisition of ReD - adjustment, net of cash acquired	429	—
Acquisition of rapid!, net of earn out	(8,081)	—

Net cash used for investing activities	(15,603)	(6,089)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	3,008	582
Repurchase of share-based awards to satisfy tax withholdings	(1,540)	(955)
Proceeds from stock option exercises	2,300	1,017
Net change in deposits	128,018	(17,054)
Net change in borrowed federal funds	(59,484)	4,880
Net change in revolving line-of-credit facility	5,800	(15,600)

Net cash provided by (used for) financing activities	78,102	(27,130)

Effect of exchange rate changes on cash and cash equivalents	(154)	(30)

Net increase (decrease) in cash and cash equivalents	17,817	(26,929)
Cash and cash equivalents, beginning of period	18,045	39,304

Cash and cash equivalents, end of period	$35,862	$12,375

Supplemental cash flow information
Interest paid	$3,281	$1,317
Income taxes paid	$1,656	$3,904
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$—	$10,004

Significant non-cash transaction
Acquisition of rapid! – estimated earn out	$10,000	$—

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
1.   Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2011, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2011.
          In the first quarter of 2011, consolidated stockholders' equity changed because of (i) changes in other comprehensive income reflected in comprehensive income; (ii) changes in common stock and additional paid in capital reflected in the consolidated statements of cash flows (including stock-based compensation, proceeds from stock option exercises and tax activities around share-based awards); and (iii) net income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2.   Business Acquisitions
          Acquisition of RD Card Holdings Australia Pty Ltd.
          On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $362,500 Australian Dollars (“AUD”) (which was equivalent to approximately $339,600 U.S. dollars at the time of closing). This consideration included $10,500 AUD the Company paid pursuant to the finalized working capital adjustments. The purchase price and related allocations for the ReD Transaction were revised during the first quarter of 2011 as the Company finalized its working capital adjustments as part of the consideration for the acquisition. The final purchase price and related allocations for the ReD Transaction have not been finalized as the Company is currently in the process of completing its valuation of acquired intangibles as well as certain liabilities assumed as part of the acquisition.
          The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

	Preliminary Purchase Price
	Allocation

$ USD	March 31, 2011	December 31, 2010

Consideration paid (net of cash acquired)	$339,565	$339,994
Less:
Accounts receivable	91,487	91,638
Accounts payable	(50,534)	(50,534)
Other tangible assets, net	2,203	1,970
Software	10,986	10,986
Patent	2,869	2,869
Customer relationships	73,939	73,939
Brand name	5,374	5,374

Recorded goodwill	$203,241	$203,752

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal years:

Three
months
ended
March 31,
$ USD	2010

Net revenue	$97,992
Net income	$18,014

Pro forma net income per common share:
Net income per share – basic	$0.47
Net income per share – diluted	$0.46

          The pro forma financial information assumes the companies were combined as of January 1, 2010, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Wright Express Australia. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.
          Acquisition of rapid! Financial Services LLC.
          On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid!”) for approximately $18,000 including an estimate of consideration for future performance milestones of $10,000. rapid! is a provider of payroll debit cards, e-paystubs and e-W-2s, and is focused on small and medium sized businesses. The operations of rapid! will be included in the Other Payment Solutions segment. The Company has allocated the purchase price of the acquisition based upon the preliminary fair values of the assets acquired and liabilities assumed. In connection with the fair valuing of the assets acquired and liabilities assumed, management is in the process of performing assessments of intangible assets using customary valuation procedures and techniques. The purchase price and related allocations for the rapid! acquisition have not been finalized.
          The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (including estimated $10,000 earn out)	$18,081
Less:
Accounts receivable	75
Accounts payable	(85)
Other tangible assets, net	105
Customer relationships (a)	3,597

Recorded goodwill	$14,389

(a)	The weighted average life has not been determined at this time.
          No pro forma information for 2010 has been included in these financial statements as the operations of rapid! for the period that they were not part of the Company, are immaterial to the Company’s revenues, net income and earnings per share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
3.   Goodwill and Other Intangible Assets
     Goodwill
          The changes in goodwill during the first three months of 2011 were as follows:

	Fleet	Other
	Payment	Payment
	Solutions	Solutions
	Segment	Segment	Total

Balance at December 31, 2010	$510,396	$26,659	$537,055
Impact of foreign currency translation	2,983	247	3,230
ReD purchase price adjustment	(639)	127	(512)
Acquisition of rapid!	—	14,389	14,389

Balance at March 31, 2011	$512,740	$41,422	$554,162

Other Intangible Assets
          The changes in other intangible assets during the first three months of 2011 were as follows:

	Net Carrying			Impact of	Net Carrying
	Amount,			foreign	Amount,
	December 31,			currency	March 31,
	2010	Acquisition	Amortization	translation	2011

Definite-lived intangible assets
Acquired software	$22,640	$—	$(1,029)	$149	$21,760
Customer relationships	88,788	3,597	(4,425)	1,062	89,022
Trade name	—	—	—	—	—
Patent	2,982	—	(111)	41	2,912

Indefinite-lived intangible assets
Trademarks and trade names	10,317	—	—	85	10,402

Total	$124,727	$3,597	$(5,565)	$1,337	$124,096

          The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $17,145 for April 1, 2011 through December 31, 2011; $17,821 for 2012; $15,570 for 2013; $12,844 for 2014; $10,501 for 2015 and $8,766 for 2016.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Other intangible assets consist of the following:

	March 31, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Acquired software	$28,437	$(6,677)	$21,760	$28,263	$(5,623)	$22,640
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	110,118	(21,096)	89,022	105,262	(16,474)	88,788
Trade name	100	(100)	—	100	(100)	—
Patent	3,170	(258)	2,912	3,124	(142)	2,982

	$141,925	$(28,231)	113,694	$136,849	$(22,439)	114,410

Indefinite-lived intangible assets
Trademarks and trade names			10,402			10,317

Total			$124,096			$124,727

4.   Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010

Income available for common stockholders – Basic	$12,115	$18,554
Convertible, redeemable preferred stock dividend	—	40

Income available for common stockholders – Diluted	$12,115	$18,594

Weighted average common shares outstanding – Basic	38,516	38,334
Unvested restricted stock units	155	173
Stock options	201	205
Convertible, redeemable preferred stock	—	410

Weighted average common shares outstanding – Diluted	38,872	39,122

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
5.   Derivative Instruments
          The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company also enters into put and call option contracts based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis, related to the Company’s commodity price risk. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America.
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
     Cash Flow Hedges
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of March 31, 2011, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted variable rate interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling through July 2011	1.35%	$50,000
Interest rate swap arrangements settling through March 2012	0.56%	150,000

     Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2011, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments – unleaded fuel Option contracts settling April 2011 – September 2012	34,880

Fuel price derivative instruments – diesel Option contracts settling April 2011– September 2012	15,671

Total fuel price derivative instruments	50,551

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$471	Accrued expenses	$581

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	31,695	Fuel price derivatives, at fair value	10,877

Total derivatives		$—		$—		$32,166		$11,458

          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified	Amount of Gain or
from	(Loss) Recognized in
Accumulated	Income on Derivative
Amount of Gain or	OCI into	Location of Gain or	(Ineffective Portion
(Loss) Recognized in	Income	(Loss) Recognized in	and Amount
OCI on Derivative	Location of Gain or	(Effective	Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)	(Loss) Reclassified	Portion)	(Ineffective Portion	Effectiveness Testing)
Cash Flow	Three months ended	from Accumulated	Three months ended	and Amount Excluded	Three months ended
Hedging	March 31,	OCI into Income	March 31,	from Effectiveness	March 31,
Relationships	2011	2010	(Effective Portion)	2011	2010	Testing)(b)	2011	2010

Interest rate contracts	$70	$(117)	Financing interest expense	$(248)	$(140)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	March 31,
Hedging Instruments	Income on Derivative	2011	2010

Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(25,175)	$(1,780)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $41 in 2011 and $(69) in 2010.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
6.    Fair Value
          The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$3,381	$—	$3,381	$—
Asset-backed securities	2,264	—	2,264	—
Municipal bonds	142	—	142	—
Equity securities	4,925	4,925	—	—

Total available-for-sale securities	$10,712	$4,925	$5,787	$—

Executive deferred compensation plan trust (a)	$2,293	$2,293	$—	$—

Liabilities:

Fuel price derivatives – diesel	$10,685	$—	$—	$10,685
Fuel price derivatives – unleaded fuel	21,010	—	21,010	—

Total fuel price derivatives – liabilities	31,695		21,010	10,685

Interest rate swap arrangements with a base rate of 1.35% and an aggregate notional amount of $50,000(b)	186	—	186	—
interest rate swap arrangements with a base rate of 0.56% and an aggregate notional amount of $150,000(b)	285	—	285	—

Total interest rate swap arrangement	$471	$—	$471	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011:

Fuel Price
Derivatives –
Diesel

Beginning balance	$(3,643)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(7,042)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$(10,685)

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
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
Fuel price derivatives and interest rate swap arrangements
          The majority of derivatives entered into by the Company are executed over the counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
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
7. Stock-Based Compensation
          During the first quarter of 2011, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2011 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended March 31, 2011, total stock-based compensation cost recognized was approximately $2.2 million, of which approximately $0.1 million was related to the 2011 grant. As of March 31, 2011, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2011 grant was approximately $6 million, to be recognized over the 2.9 year remaining vesting period of these awards.
8. Income Taxes
          In the first quarter of 2011, management determined that future earnings generated by the Company’s Australia subsidiaries will be invested indefinitely outside the United States. Accordingly, no incremental domestic tax effects have been contemplated in deferred tax balances. As of March 31, 2011, the amount of unremitted earnings designated as indefinitely invested totaled $7.0 million USD.
9. Commitments and Contingencies
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
          The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, certain non-cash asset impairment charges and the gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.
          The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities. The operations from the rapid! acquisition will appear in the Other Payment Solutions segment.
          Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
          The following table presents the Company’s reportable segment results for the three months ended March 31, 2011 and 2010:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended March 31, 2011
Fleet payment solutions	$98,534	$1,020	$5,021	$13,627	$24,437
Other payment solutions	21,556	258	383	2,636	4,729

Total	$120,090	$1,278	$5,404	$16,263	$29,166

Three months ended March 31, 2010
Fleet payment solutions	$73,410	$1,228	$4,446	$12,655	$21,092
Other payment solutions	10,436	214	55	1,550	2,582

Total	$83,846	$1,442	$4,501	$14,205	$23,674

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
          The following table reconciles adjusted net income to net income:

	Three months ended
	March 31,
	2011	2010

Adjusted net income	$29,166	$23,674
Unrealized losses on fuel price derivatives	(20,818)	(6,820)
Amortization of acquired intangible assets	(5,565)	(1,372)
Tax impact of the above transactions	9,332	3,072

Net income	$12,115	$18,554

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2010, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2011 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.
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
Summary
          Below are selected items from the first quarter of 2011:
•	Average number of vehicles serviced increased 21 percent from the first quarter of 2010 to approximately 5.4 million, primarily due to the acquisition of Wright Express Australia and the addition of fleets in New Zealand.

•	Total fleet transactions processed increased 14 percent from the first quarter of 2010 to 70.3 million. Payment processing transactions increased 14 percent to 56.0 million, while transaction processing transactions increased 13 percent to 14.3 million, over the same period in the prior year. These increases are primarily due to the third quarter 2010 acquisition of Wright Express Australia and the addition of fleet transactions in New Zealand. Domestic payment processing transaction increased 6 percent over the same period in the prior year.

•	Average expenditure per payment processing transaction increased 25 percent to $69.83 from $55.80 for the same period last year. This increase was driven by higher average retail fuel prices. The average U.S. fuel price per gallon during the three months ended March 31, 2011, was $3.38 for North America, a 22 percent increase over the same period last year, and $5.32 ($USD/gal) in Australia.

•	Realized losses on our fuel price derivatives were $4.4 million compared to realized gains of $5.0 million for the first quarter of 2010.

•	Credit loss expense in the fleet segment was $5.5 million for the three months ended March 31, 2011, versus $5.7 million for the three months ended March 31, 2010.

•	Corporate charge card purchase volume grew $583 million to $1.4 billion for the three months ended March 31, 2011, an increase of 68 percent over the same period last year.

•	Our effective tax rate was 36.4 percent for the three months ended March 31, 2011 and 37.5 percent for the three months ended March 31, 2010. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. Our tax rate may fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

Results of Operations
Fleet Payment Solutions
          The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$65,655	$48,713	$16,942	35%
Transaction processing revenue	3,876	4,159	(283)	(7)%
Account servicing revenue	13,809	8,258	5,551	67%
Finance fees	10,006	8,281	1,725	21%
Other	5,188	3,999	1,189	30%

Total revenues	98,534	73,410	25,124	34%

Total operating expenses	58,920	45,349	13,571	30%

Operating income	39,614	28,061	11,553	41%

Gain on foreign currency transactions	488	—	488	—
Financing interest expense	(2,439)	(726)	(1,713)	236%
Net realized and unrealized losses on derivative instruments	(25,175)	(1,780)	(23,395)	NM

Income before taxes	12,488	25,555	(13,067)	(51)%
Provision for income taxes	4,546	9,583	(5,037)	(53)%

Net income	$7,942	$15,972	$(8,030)	(50)%

	Three months ended
	March 31,		Increase (decrease)
(in thousands, except per transaction and per gallon data)	2011	2010	Amount	Percent

Key operating statistics
Payment processing revenue:
Payment processing transactions	56,038	49,118	6,920	14%

Average expenditure per payment processing transaction	$69.83	$55.80	$14.03	25%

Average price per gallon of fuel – Domestic – ($/gal)	$3.38	$2.76	$0.62	22%
Average price per gallon of fuel – Australia – ($USD/gal)	$5.32	$—	$5.32	—

Transaction processing revenue:
Transaction processing transactions	14,288	12,662	1,626	13%

Account servicing revenue:
Average number of vehicles serviced (a)	5,445	4,503	942	21%

(a)	Does not include Pacific Pride vehicle information.

NM – Not Meaningful
Revenues
          Payment processing revenue increased $16.9 million for the three months ended March 31, 2011, compared to the same period last year. The increase is primarily due to the 22 percent increase in the average price per gallon of fuel, representing approximately $11.7 million of the increase. The addition of Wright Express Australia during the third quarter of the prior year represented approximately $4.9 million of the increase in payment processing revenue.

          Account services fees increased $5.6 million for the three months ended March 31, 2011, compared to the same period last year. The increase is primarily related to Wright Express Australia operations.
          Our finance fees have increased $1.7 million for the three months ended March 31, 2011, over the same period in the prior year. The increase in these fees is associated with higher late payments by certain customers as compared to the same period in the prior year.
Operating Expenses
          The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended March 31:

			Increase
(in thousands)	2011	2010	(decrease)

Expense
Provision for credit losses	$5,549	$5,666	(2)%
Operating interest expense	$1,020	$1,228	(17)%
Service fees	$4,430	$3,206	38%
Salary and other personnel	$23,230	$18,877	23%
Depreciation and amortization	$9,778	$5,818	68%
Other	$8,256	$5,636	46%

          We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 13.8 basis points of Fuel Expenditures for the three months ended March 31, 2011, compared to 20.7 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs. The decrease in expense during the three months ended March 31, 2011, as compared to the prior quarter, is primarily due to favorable aging and related rolls rates, along with reduced bankruptcies and increased recoveries.
          Operating interest expense decreased $0.2 million for the three months ended March 31, 2011, compared to the same period in 2010. Approximately $0.5 million of the decrease in operating interest expense is due to lower interest rates. For the first quarter of 2011, the average interest rate was 0.9 percent, as compared to an average interest rate of 1.2 percent for the first quarter of 2010. Offsetting this decrease was an increase in our total average operating debt balance, which consists of our deposits and borrowed federal funds, to $586 million for the first quarter of this year as compared to $463 million for the first quarter of 2010. This balance increased so that we could finance both higher volumes and higher fuel prices.
          Service fees increased $1.2 million for the three months ended March 31, 2011, compared to the same period last year. Approximately $0.9 million of this increase is due to product service fees at our Wright Express Australia operations.
          Salary and other personnel expenses increased $4.4 million for the three months ended March 31, 2011, as compared to the same period last year. This increase was primarily due to the acquisition of Wright Express Australia, which added $2.2 million in expense over the same period in the prior year. The remaining increase is primarily due to short term incentive and stock compensation expenses at our North America operations.
          Depreciation and amortization expenses increased $4.0 million for the three months ended March 31, 2011, as compared to the same period in 2010. This increase is primarily due to intangible amortization related to our acquisition of Wright Express Australia during the third quarter of 2010.
          Other expenses increased $2.6 million for the three months ended March 31, 2011, compared to the same period last year. Approximately $0.6 million of this increase is due to operations at our Wright Express Australia, acquired during the third quarter of 2010. The remaining increase is related to our North American operations, including marketing and customer service related expenses.

Fuel price derivatives
          We own fuel price derivative instruments that we purchase on a periodic basis to manage the impact of volatility in North American fuel prices on our cash flows. These fuel price derivative instruments do not qualify for hedge accounting. Accordingly, both realized and unrealized gains and losses on our fuel price derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended
	March 31,
	2011	2010

Fuel price derivatives, at fair value, beginning of period	$(10,877)	$6,152
Net change in fair value	(25,175)	(1,780)
Cash payments (receipts) on settlement	4,357	(5,040)

Fuel price derivatives, at fair value, end of period	$(31,695)	$(668)

Collar range:
Floor	$2.97	$3.25
Ceiling	$3.03	$3.31

Average fuel price, beginning of period	$3.15	$2.70
Average fuel price, end of period	$3.69	$2.81

          Changes in fuel price derivatives for the three months ended March 31, 2011, as compared to the corresponding period a year ago are attributable to upward movements in fuel prices. The average price of fuel, as indicated above, is now in excess of the ceiling price of our derivatives, leading to an unfavorable change in their value. The losses that we actually realize on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependant, in part, on the current price of fuel.
          We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated as in the United States.

Other Payment Solutions
          The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$14,563	$9,051	$5,512	61%
Transaction processing revenue	1,888	—	1,888	—
Account servicing revenue	240	11	229	NM
Finance fees	127	103	24	23%
Other	4,738	1,271	3,467	NM

Total revenues	21,556	10,436	11,120	107%

Total operating expenses	14,998	6,304	8,694	138%

Operating income	6,558	4,132	2,426	59%
Provision for income taxes	2,385	1,550	835	54%

Net income	$4,173	$2,582	$1,591	62%

	Three months ended
	March 31,		Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Key operating statistics
Payment processing revenue:
Corporate charge card purchase volume	$1,435,965	$852,631	$583,334	68%

NM – Not Meaningful

Revenues
          Payment processing revenue increased $5.5 million, as compared to the same period in the prior year, which was primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service and insurance/warranty markets and by increased market penetration with our corporate charge card product. The corporate charge card net interchange rate for the first quarter of 2011 was down 8 basis points, which equates to approximately $1.0 million, as compared to the first quarter of last year, primarily due to contract mix and increased foreign spend.
          Transaction processing revenue increased approximately $1.9 million due to the addition of Wright Express Australia Prepaid, which was acquired during the third quarter of 2010.
          Other revenue has increased $3.5 million over the same period in the prior year, primarily from increased fees related to cross border charges.

Operating Expenses
          The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended March 31:

			Increase
(in thousands)	2011	2010	(decrease)

Expense
Service fees	$8,581	$4,388	96%
Salary and other personnel	$2,463	$743	231%
Depreciation and amortization	$1,191	$55	NM

NM – Not Meaningful

          Service fees increased $4.2 million during the first quarter of 2011 as compared to the same period in the prior year. Approximately $0.2 million of this increase is due operations at Wright Express Australia Prepaid. The remaining increase is due to increased volume and cross border charges on our North America corporate charge card product.
          Salary and other personnel expenses increased $1.7 million for the three months ended March 31, 2011, as compared to the same period last year. This increase was primarily due to the acquisition of Wright Express Australia, which added $1.4 million in expense over the same period in the prior year.
          Depreciation and amortization expenses increased $1.1 million for the three months ended March 31, 2011, as compared to the same period in 2010. This increase is primarily due assets being placed into service.

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
          While GAAP operating cash flows showed a use of $44.5 million in the first quarter of 2011, management operating cash moved in the opposite direction providing approximately $24.0 million inflows. These 2011 cash flows contracted to approximately $6.3 million in favorable GAAP operating cash flows and $5.9 million in management operating cash outflows in the first quarter of 2010.
          In addition to the $24.0 million of management operating cash we generated during the first quarter of 2011, we also increased borrowings under our revolving credit facility by $5.8 million. The usage of management operating cash was primarily due to capital requirements for the $8 million cash outlay for the acquisition of rapid!.
Management Operating Cash
          The table below reconciles net cash provided by operating activities to change in management operating cash:

	Three months ended
	March 31,
	2011	2010

Net cash (used) provided by operating activities	$(44,528)	$6,320
Net change in deposits	128,018	(17,054)
Net change in borrowed federal funds	(59,484)	4,880

Change in management operating cash	$24,006	$(5,854)

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.35 percent to 1.95 percent as of March 31, 2011. As of March 31, 2011, we had approximately $584 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $140 million in lines of credit available on our federal funds lines as of March 31, 2011.
Liquidity
          We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $18 million, as deposits increased approximately $128 million and our accounts receivable increased approximately $258 million, primarily due to increased fuel prices.
          We have approximately one year left on our revolving credit facility and have approximately $335.2 million in borrowings against it. We had approximately $91.8 million available to us under this agreement as of March 31, 2011. Our term loan has $75 million borrowed against it and is due in the third quarter of this year. We are currently paying a rate of LIBOR plus 70 basis points on our credit facility. We increased our financing debt by $5.8 million during the current quarter and ended the period with a balance outstanding of $413.1 million. We are in process of renegotiating our current credit facility.

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

Off-balance Sheet Arrangements
          Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments where our unrealized loss exceeds any unsecured credit granted by our counter party. At March 31, 2011, we had posted as collateral letters of credit totaling $18 million, as our fuel price derivative instruments were in an unrealized loss position.
Purchase of Treasury Shares
          We did not repurchase any shares of common stock during the quarter ended March 31, 2011.
Critical Accounting Policies and Estimates
          We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Adopted Accounting Standards
          None
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2011. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors.
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6. Exhibits.

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form
8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form
8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia
Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K
filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1**	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program

*	10.2**	Amended and Restated Wright Express Corporation Short-Term Incentive Program

*	10.3**	2011 Annual Grant Long-Term Incentive Program

*	10.4	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011

	10.5	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation
(incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on
April 12, 2011, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b)
promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title
18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b)
promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title
18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibits 10.1, 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

May 5, 2011	By:	/s/ Steven A. Elder

Steven A. Elder
Senior Vice President and CFO
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form
8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form
8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia
Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K
filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1**	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program

*	10.2**	Amended and Restated Wright Express Corporation Short-Term Incentive Program

*	10.3**	2011 Annual Grant Long-Term Incentive Program

*	10.4	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011

	10.5	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation
(incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on
April 12, 2011, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a)
promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b)
promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title
18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b)
promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title
18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

**	Portions of exhibits 10.1, 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.