Form 10-Q
period 2011-06-30
Wright Express CORP
filed 2011-08-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes          ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $0.01 par value per share	38,642,054 shares

Page
PART I-FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements	- 3 -

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	- 21 -

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	- 31 -

Item 4.	Controls and Procedures	- 32 -

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	- 33 -

Item 1A.	Risk Factors	- 33 -

Item 6.	Exhibits	- 34 -

	SIGNATURE	- 35 -
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the Company’s failure to successfully integrate the businesses it has acquired; the failure to successfully expand business internationally; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; the effects of general economic conditions, including uncertainties resulting from the potential downgrade of the credit rating of securities issued by the United States, on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts and any failure of those efforts; the impact and range of third quarter and full year credit losses; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2011. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$57,012	$18,045
Accounts receivable (less reserve for credit losses of $10,880 in 2011 and $10,237 in 2010)	1,557,413	1,160,482
Available-for-sale securities	10,503	9,202
Property, equipment and capitalized software (net of accumulated depreciation of $98,213 in 2011 and $88,970 in 2010)	61,835	60,785
Deferred income taxes, net	159,245	161,156
Goodwill	559,118	537,055
Other intangible assets, net	120,929	124,727
Other assets	37,154	26,499

Total assets	$2,563,209	$2,097,951

Liabilities and Stockholders’ Equity
Accounts payable	$579,110	$379,855
Accrued expenses	53,208	41,133
Income taxes payable	7,380	3,638
Deposits	768,461	529,800
Borrowed federal funds	9,400	59,484
Fuel price derivatives, at fair value	17,820	10,877
Revolving line-of-credit facilities and term loan	386,500	407,300
Other liabilities	6,256	6,712
Amounts due under tax receivable agreement	96,105	100,145

Total liabilities	1,924,240	1,538,944

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,226 in 2011 and 41,924 in 2010 shares issued; 38,661 in 2011 and 38,437 in 2010 shares outstanding	422	419
Additional paid-in capital	141,136	132,583
Retained earnings	552,497	499,767
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	148	92
Net unrealized loss on interest rate swaps	(229)	(368)
Net foreign currency translation adjustment	46,362	27,881

Accumulated other comprehensive income	46,281	27,605

Less treasury stock at cost, 3,566 shares in 2011 and 2010	(101,367)	(101,367)

Total stockholders’ equity	638,969	559,007

Total liabilities and stockholders’ equity	$2,563,209	$2,097,951

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues
Fleet payment solutions	$113,648	$78,385	$212,182	$151,795
Other payment solutions	27,624	13,050	49,180	23,486

Total revenues	141,272	91,435	261,362	175,281

Expenses
Salary and other personnel	26,410	20,447	52,104	40,067
Service fees	18,194	9,468	31,204	17,062
Provision for credit losses	6,128	2,851	11,787	8,762
Technology leasing and support	4,022	3,261	7,956	6,085
Occupancy and equipment	2,820	2,043	6,085	4,087
Depreciation and amortization	10,908	5,737	21,877	11,610
Operating interest expense	1,461	1,429	2,739	2,871
Cost of hardware and equipment sold	825	655	1,876	1,198
Other	9,329	6,197	18,387	12,002

Total operating expenses	80,097	52,088	154,015	103,744

Operating income	61,175	39,347	107,347	71,537

Financing interest expense	(3,548)	(693)	(5,987)	(1,419)
Gain on foreign currency transactions	4	40	492	43
Net realized and unrealized gain (loss) on fuel price derivatives	6,232	9,363	(18,943)	7,583

Income before income taxes	63,863	48,057	82,909	77,744

Income taxes	23,248	18,021	30,179	29,154

Net income	40,615	30,036	52,730	48,590

Changes in available-for-sale securities, net of tax effect of $39 and $33 in 2011 and $41 and $59 in 2010	68	74	56	108
Changes in interest rate swaps, net of tax effect of $40 and $81 in 2011 and $13 and $(56) in 2010	69	21	139	(96)
Foreign currency translation	10,798	(335)	18,481	(533)

Comprehensive income	$51,550	$29,796	$71,406	$48,069

Earnings per share:
Basic	$1.05	$0.77	$1.37	$1.26
Diluted	$1.04	$0.77	$1.36	$1.24

Weighted average common shares outstanding:
Basic	38,722	38,830	38,619	38,582
Diluted	38,947	39,136	38,915	39,115
See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$52,730	$48,590
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	6,943	287
Stock-based compensation	4,574	2,976
Depreciation and amortization	23,139	12,067
Deferred taxes	4,750	15,428
Provision for credit losses	11,787	8,762
Loss on disposal of property and equipment	592	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(409,223)	(190,626)
Other assets	(8,627)	1,171
Accounts payable	196,591	93,653
Accrued expenses	2,099	(2,975)
Income taxes	10,441	(2,283)
Other liabilities	(536)	(29)
Amounts due under tax receivable agreement	(4,040)	(3,905)

Net cash used for operating activities	(108,780)	(16,884)

Cash flows from investing activities
Purchases of property and equipment	(12,417)	(13,455)
Purchases of available-for-sale securities	(1,797)	(77)
Maturities of available-for-sale securities	585	1,198
Acquisition of ReD — adjustment	3,734	—
Acquisition of rapid!, net of earn out	(8,081)	—

Net cash used for investing activities	(17,976)	(12,334)

Cash flows from financing activities
Excess tax benefits from share-based payment arrangements	3,659	981
Repurchase of share-based awards to satisfy tax withholdings	(2,387)	(1,762)
Proceeds from stock option exercises	2,675	1,970
Net increase in deposits	238,650	96,278
Net decrease in borrowed federal funds	(50,084)	(46,905)
Loan origination fee paid for 2011 revolving line-of-credit facility	(6,184)	—
Net repayments on 2007 revolving line-of-credit facility	(332,300)	—
Repayments on term loan	(75,000)	—
Net borrowings in 2011 revolving line-of-credit facility	189,000	(36,800)
Borrowings on 2011 term note agreement	200,000	—
Repayment of 2011 term note agreement	(2,500)	—
Purchase of shares of treasury stock	—	(10,464)

Net cash provided by financing activities	165,529	3,298

Effect of exchange rate changes on cash and cash equivalents	194	(176)

Net change in cash and cash equivalents	38,967	(26,096)
Cash and cash equivalents, beginning of period	18,045	39,304

Cash and cash equivalents, end of period	$57,012	$13,208

Supplemental cash flow information
Interest paid	$7,135	$1,317
Income taxes paid	$10,714	$15,031
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$—	$10,004

Significant non-cash transaction
Acquisition of rapid! — estimated earn out	$10,000	$—
See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2011.
     In the first six months of 2011, consolidated stockholders’ equity changed because of (i) changes in other comprehensive income reflected in the consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the consolidated statements of cash flows (including stock-based compensation, proceeds from stock option exercises and tax activities around share-based awards); and (iii) net income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2. Business Acquisitions
     Acquisition of RD Card Holdings Australia Pty Ltd.
     On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $360,300 Australian Dollars (“AUD”) (which was equivalent to approximately $336,300 U.S. dollars at the time of closing). This consideration included $6,500 AUD the Company paid for working capital adjustments. The purchase price and related allocations for the ReD Transaction were revised during the first and second quarters of 2011 as the Company finalized its working capital adjustments and valuation of intangible assets. The prior year’s amortization was adjusted by $250 in the current period for the effects of the change in intangible asset valuation. The final purchase price and related allocations for a portion of the ReD Transaction have yet to be finalized as the Company is currently in the process of completing its valuation of certain liabilities assumed and the related tax impact as part of the acquisition.
     The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

	Preliminary Purchase Price
	Allocation
	June 30,	December 31,
$ USD	2011	2010

Consideration paid (net of cash acquired)	$336,260	$339,994
Less:
Accounts receivable	91,487	91,638
Accounts payable	(50,534)	(50,534)
Other tangible assets, net	407	1,970
Software	11,526	10,986
Patent	3,086	2,869
Customer relationships	70,723	73,939
Brand name	5,470	5,374

Recorded goodwill	$204,095	$203,752

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal years:

	Three	Six
	months	months
	ended	ended
	June 30,	June 30,
$ USD	2010	2010

Net revenue	$106,575	$204,567
Net income	$30,134	$48,148

Pro forma net income per common share:
Net income per share — basic	$0.78	$1.25
Net income per share — diluted	$0.77	$1.23
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
     Acquisition of rapid! Financial Services LLC.
     On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid!”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! is a provider of payroll debit cards, e-paystubs and e-W-2s, and is focused on small and medium sized businesses. The Company purchased rapid! to expand its purchase card product offerings. The operations of rapid! are included in the Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the second quarter of 2011, the estimated valuation of intangibles was revised to increase acquired intangible assets by $2,300, while goodwill was decreased by the same amount. These valuations of intangible assets are still based on a preliminary assessment.
     A contingent consideration agreement was entered into in connection with the purchase of rapid!. Under the terms of the agreement the former owners of rapid! will receive additional consideration based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. The payment is anticipated to be made during the second quarter of 2012.
     The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

	Preliminary Purchase Price
	Allocation
	June 30,	March 31,
	2011	2011

Consideration paid (including estimated $10,000, contingent consideration)	$18,081	$18,081
Less:
Accounts receivable	75	75
Accounts payable	(85)	(85)
Other tangible assets, net	105	105
Customer relationships (a)	4,600	3,597
Trade name	1,300	—

Recorded goodwill	$12,086	$14,389

(a)	Weighted average life — 4.7 years.
     No pro forma information for 2010 has been included in these financial statements as the operations of rapid! for the period that they were not part of the Company, are not material to the Company’s revenues, net income and earnings per share.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
3. Goodwill and Other Intangible Assets
Goodwill
     The changes in goodwill during the first six months of 2011 were as follows:

	Fleet	Other
	Payment	Payment
	Solutions	Solutions
	Segment	Segment	Total

Balance at December 31, 2010	$510,396	$26,659	$537,055
Impact of foreign currency translation	8,306	1,328	9,634
ReD purchase price adjustment	(4,121)	4,464	343
Acquisition of rapid!	—	12,086	12,086

Balance at June 30, 2011	$514,581	$44,537	$559,118

Other Intangible Assets
     The changes in other intangible assets during the first six months of 2011 were as follows:

	Net Carrying				Impact of	Net Carrying
	Amount,		Purchase		Foreign	Amount,
	December 31,		Price		Currency	June 30,
	2010	Acquisition	Adjustment	Amortization	Translation	2011

Definite-lived intangible assets
Acquired software	$22,640	$—	$540	$(2,519)	$919	$21,580
Customer relationships	88,788	4,600	(3,216)	(8,150)	2,233	84,255
Patent	2,982	—	217	(275)	194	3,118

Indefinite-lived intangible assets
Trademarks and trade names	10,317	1,300	96	—	263	11,976

Total	$124,727	$5,900	$(2,363)	$(10,944)	$3,609	$120,929

     The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $11,597 for July 1, 2011 through December 31, 2011; $19,909 for 2012; $16,578 for 2013; $13,665 for 2014; $11,157 for 2015 and $9,050 for 2016.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     Other intangible assets consist of the following:

	June 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Acquired software	$29,387	$(7,807)	$21,580	$28,263	$(5,623)	$22,640
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	109,765	(25,510)	84,255	105,262	(16,474)	88,788
Trade name	100	(100)	—	100	(100)	—
Patent	3,504	(386)	3,118	3,124	(142)	2,982

	$142,856	$(33,903)	108,953	$136,849	$(22,439)	114,410

Indefinite-lived intangible assets
Trademarks and trade names			11,976			10,317

Total			$120,929			$124,727

4. Earnings per Common Share
     The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Income available for common stockholders — Basic	$40,615	$30,036	$52,730	$48,590
Convertible, redeemable preferred stock	—	—	—	40

Income available for common stockholders — Diluted	$40,615	$30,036	$52,730	$48,630

Weighted average common shares outstanding — Basic	38,722	38,830	38,619	38,582
Unvested restricted stock units	79	127	119	135
Stock options	146	179	177	193
Convertible, redeemable preferred stock	—	—	—	205

Weighted average common shares outstanding — Diluted	38,947	39,136	38,915	39,115

No shares were considered anti-dilutive during the periods reported.

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
Cash Flow Hedges
     For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of June 30, 2011, the Company had the following outstanding interest rate swap arrangements that were entered into to hedge forecasted variable rate interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangements settling through July 2011	1.35%	$50,000
Interest rate swap arrangements settling through March 2012	0.56%	150,000
Derivatives Not Designated as Hedging Instruments
     For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2011, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons) (a)

Fuel price derivative instruments — unleaded fuel
Option contracts settling July 2011 — December 2012	36,558

Fuel price derivative instruments — diesel
Option contracts settling July 2011— December 2012	16,425

Total fuel price derivative instruments	52,983

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$ 361	Accrued expenses	$581

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	17,820	Fuel price derivatives, at fair value	10,877

Total derivatives		$—		$—		$18,181		$11,458

     The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified	Amount of Gain or
from	(Loss) Recognized in
Accumulated	Income on Derivative
Amount of Gain or	OCI into	Location of Gain or	(Ineffective Portion
(Loss) Recognized in	Income	(Loss) Recognized in	and Amount
OCI on Derivative	Location of Gain or	(Effective	Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)	(Loss) Reclassified	Portion)	(Ineffective Portion	Effectiveness Testing)
Cash Flow	Three months ended	from Accumulated	Three months ended	and Amount Excluded	Three months ended
Hedging	June 30,	OCI into Income	June 30,	from Effectiveness	June 30,
Relationships	2011	2010	(Effective Portion)	2011	2010	Testing) (b)	2011	2010

Interest rate contracts	$69	$21	Financing interest expense	$(274)	$(137)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2011	2010

Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$6,232	$9,363

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $40 in 2011 and $13 in 2010.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
				Reclassified			Amount of Gain or
				from			(Loss) Recognized in
				Accumulated			Income on Derivative
	Amount of Gain or			OCI into		Location of Gain or	(Ineffective Portion and
	(Loss) Recognized in			Income		(Loss) Recognized in	Amount
	OCI on Derivative		Location of Gain or	(Effective		Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)		(Loss) Reclassified	Portion)		(Ineffective Portion	Effectiveness Testing)
Cash Flow	Six months ended		from Accumulated	Six months ended		and Amount Excluded	Six months ended
Hedging	June 30,		OCI into Income	June 30,		from Effectiveness	June 30,
Relationships	2011	2010	(Effective Portion)	2011	2010	Testing) (b)	2011	2010
Interest rate contracts	$139	$(96)	Financing interest expense	$(522)	$(277)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Six months ended
Designated as	(Loss) Recognized in	June 30,
Hedging Instruments	Income on Derivative	2011	2010
Commodity contracts	Net realized and unrealized (losses) gains on fuel price derivatives	$(18,943)	$7,583

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $81 in 2011 and $(56) in 2010.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
6. Financing Debt
     On May 23, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement provides for a five-year $200,000 term loan facility and a five- year $700,000 revolving credit facility with a $100,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans. Term loan payments in the amount of $2,500 are due beginning on June 30, 2011, and on the last day of each September,December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 is due. As of June 30, 2011, the Company had $386,500 of loans outstanding under the Credit Agreement. Accordingly,at June 30, 2011, the Company had $511,000 of availability under the Credit Agreement. The Company capitalized approximately $6,200 in association with this borrowing and wrote-off approximately $700 of previous issuance cost.
     Proceeds from the new credit facility were used to refinance the Company’s existing indebtedness under its 2007 credit facility, and its existing indebtedness under its 2010 term loan facility. The new credit facility is available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
     Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the Credit Agreement. As of June 30, 2011, the interest rate on the credit facility was 2.17 percent.
     The Company’s credit agreement contains various covenants requiring it to maintain certain financial ratios. In addition to the Financial Covenants, the credit agreement contains various customary restrictive covenants, including, under certain situations, restrictions on the payment of dividends. The obligations under the Credit Agreement are secured by a pledge of 65 percent of the stock of Wright Express Holdings Pty Ltd, a wholly-owned subsidiary of the Company. The Company is, and expects to continue to be, in compliance with all material covenants and restrictions.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
7. Fair Value
     The Company holds mortgage-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$3,284	$—	$3,284	$—
Asset-backed securities	2,042	—	2,042	—
Municipal bonds	144	—	144	—
Equity securities	5,033	5,033	—	—

Total available-for-sale securities	$10,503	$5,033	$5,470	$—

Executive deferred compensation plan trust (a)	$2,321	$2,321	$—	$—

Liabilities:

Fuel price derivatives — diesel	$5,525	$—	$—	$5,525
Fuel price derivatives — unleaded fuel	12,295	—	12,295	—

Total fuel price derivatives — liabilities	17,820		12,295	5,525

Interest rate swap arrangements with a base rate of 1.35% and an aggregate notional amount of $50,000(b)	48	—	48	—
Interest rate swap arrangements with a base rate of 0.56% and an aggregate notional amount of $150,000(b)	313	—	313	—

Total interest rate swap arrangement	$361	$—	$361	$—

Contingent Consideration	$10,000	$—	$—	$10,000

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of these instruments is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011:

		Fuel Price
	Contingent	Derivatives –
	Consideration	Diesel

Beginning balance	$(10,000)	$(10,685)
Total gains or (losses) — realized/unrealized
Included in earnings (a)	—	5,160
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$(5,525)

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended June 30, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2011:

		Fuel Price
	Contingent	Derivatives –
	Consideration	Diesel

Beginning balance	$—	$(3,643)
Total gains or (losses) — realized/unrealized
Included in earnings (a)	—	(1,882)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(10,000)	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$(5,525)

(a)	Gains and losses (realized and unrealized) included in earnings for the six months ended June 30, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2010:

Fuel Price
Derivatives –
Diesel

Beginning balance	$716
Total gains or (losses) — realized/unrealized
Included in earnings (a)	1,059
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$1,775

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended June 30, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
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
Contingent consideration
     The Company has classified its liability for contingent consideration related to its acquisition of rapid! within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of rapid! over a twelve month period.
8. Stock-Based Compensation
     During the first six months of 2011, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2011 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the six months ended June 30, 2011, total stock-based compensation cost recognized was approximately $4,600 of which approximately $700 was related to the 2011 grant. As of June 30, 2011, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2011 grant was approximately $5,700, to be recognized over the 2.5 year remaining vesting period of these awards.
9. Income Taxes
     During the first quarter of 2011, management determined that future earnings generated by the Company’s Australia subsidiaries will be invested indefinitely outside the United States. In prior years the company had designated its initial investment in Wright Express Australia as indefinitely reinvested. Accordingly, no incremental domestic tax effects have been contemplated in deferred tax balances. As of June 30, 2011, the prior year unremitted earnings of US $7,000 and investment of US $300,700 are designated as indefinitely invested.
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
     The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the estimate of amounts due under the tax receivable agreement, the net impact of tax rate changes on IPO related goodwill, certain non-cash asset impairment charges and the gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.
     The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing, payroll and transaction monitoring needs. Revenue in this segment is derived from our corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities. The operations from the rapid! acquisition are included in the Other Payment Solutions segment.
     Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results. Total assets are not allocated to the segments.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s reportable segment results for the three months ended June 30, 2011 and 2010:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended June 30, 2011
Fleet payment solutions	$113,648	$1,218	$5,115	$16,061	$28,800
Other payment solutions	27,624	243	414	3,761	6,745

Total	$141,272	$1,461	$5,529	$19,822	$35,545

Three months ended June 30, 2010
Fleet payment solutions	$78,385	$1,221	$4,351	$14,117	$23,530
Other payment solutions	13,050	208	68	1,958	3,262

Total	$91,435	$1,429	$4,419	$16,075	$26,792

     The following table presents the Company’s reportable segment results for the six months ended June 30, 2011 and 2010:

		Operating	Depreciation
	Total	Interest	and	Income	Adjusted Net
	Revenues	Expense	Amortization	Taxes	Income

Six months ended June 30, 2011
Fleet payment solutions	$212,182	$2,238	$10,136	$29,688	$53,237
Other payment solutions	49,180	501	797	6,397	11,474

Total	$261,362	$2,739	$10,933	$36,085	$64,711

Six months ended June 30, 2010
Fleet payment solutions	$151,795	$2,449	$8,797	$26,772	$44,622
Other payment solutions	23,486	422	123	3,508	5,844

Total	$175,281	$2,871	$8,920	$30,280	$50,466

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Adjusted net income	$35,545	$26,792	$64,711	$50,466
Unrealized gains (losses) on fuel price derivatives	13,875	6,533	(6,943)	(287)
Amortization of acquired intangible assets	(5,379)	(1,343)	(10,944)	(2,715)
Tax impact	(3,426)	(1,946)	5,906	1,126

Net income	$40,615	$30,036	$52,730	$48,590

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
     The Other Payment Solutions segment of our business provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our corporate charge card, payroll card, and through our prepaid and gift card products and services. Other Payment Solutions revenue is earned primarily from payment processing.
Summary
     Below are selected items from the second quarter of 2011:
•	On May 23, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement provides for a five-year $200 million term loan facility and a five-year $700 million revolving credit facility. As of June 30, 2011, the Company had $386.5 million of loans outstanding under the Credit Agreement.

•	Average number of vehicles serviced increased 29 percent from the second quarter of 2010 to approximately 6.3 million, primarily due to the acquisition of Wright Express Australia in September of 2010 and the addition of fleets in New Zealand.

•	Total fleet transactions processed increased 19 percent from the second quarter of 2010 to 81.2 million. Payment processing transactions increased 15 percent to 63.2 million, while transaction processing transactions increased 34 percent to 18.0 million, over the same period in the prior year. These increases are primarily due to the acquisition of Wright Express Australia and the addition of fleet transactions in Australia and New Zealand. Domestic payment processing transactions increased 8 percent over the same period in the prior year. Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for all periods presented have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings.

•	Average expenditure per payment processing transaction increased 34 percent to $75.77 from $56.40 for the same period last year. This increase was driven by higher average retail fuel prices. The average U.S. fuel price per gallon during the three months ended June 30, 2011, was $3.86 for North America, a 34 percent increase over the same period last year, and $5.70 ($USD/gal) in Australia.

•	Realized losses on our fuel price derivatives during the second quarter of 2011 were $7.6 million compared to realized gains of $2.8 million for the same period in the prior year.

•	Credit loss expense in the fleet segment was $6.0 million for the three months ended June 30, 2011, versus $2.3 million for the three months ended June 30, 2010.

•	Corporate charge card purchase volume grew $865 million to $1.9 billion for the three months ended June 30, 2011, an increase of 83 percent over the same period last year.

•	Our effective tax rate was 36.4 percent for the three months ended June 30, 2011 and 37.5 percent for the three months ended June 30, 2010. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. Our tax rate may fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

Results of Operations
Fleet Payment Solutions
     The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

	Three months ended				Six months ended
(in thousands, except per	June 30,		Increase (decrease)		June 30,		Increase (decrease)
transaction and per gallon data)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$78,444	$54,468	$23,976	44%	$144,099	$103,181	$40,918	40%
Transaction processing revenue	4,291	4,242	49	1%	8,167	8,401	(234)	(3)%
Account servicing revenue	14,597	8,226	6,371	77%	28,406	16,484	11,922	72%
Finance fees	11,024	8,375	2,649	32%	21,030	16,656	4,374	26%
Other	5,292	3,074	2,218	72%	10,480	7,073	3,407	48%

Total revenues	113,648	78,385	35,263	45%	212,182	151,795	60,387	40%

Total operating expenses	61,985	44,258	17,727	40%	120,905	89,610	31,295	35%

Operating income	51,663	34,127	17,536	51%	91,277	62,185	29,092	47%

Gain on foreign currency transactions	4	40	(36)	(90)%	492	43	449	1044%
Financing interest expense	(3,548)	(693)	(2,855)	412%	(5,987)	(1,419)	(4,568)	322%
Net realized and unrealized gains (losses) on fuel price derivatives	6,232	9,363	(3,131)	(33)%	(18,943)	7,583	(26,526)	(350)%

Income before income taxes	54,351	42,837	11,514	27%	66,839	68,392	(1,553)	(2)%
Income taxes	19,783	16,063	3,720	23%	24,329	25,646	(1,317)	(5)%

Net income	$34,568	$26,774	$7,794	29%	$42,510	$42,746	$(236)	(1)%

Key operating statistics
Payment processing revenue:
Payment processing transactions (a)	63,187	55,058	8,129	15%	122,100	106,045	16,055	15%

Average expenditure per payment processing transaction	$75.77	$56.40	$19.37	34%	$71.24	$55.13	$16.11	29%

Average price per gallon of fuel - Domestic — ($/gal)	$3.86	$2.87	$0.99	34%	$3.63	$2.82	$0.81	29%

Average price per gallon of fuel - Australia — ($USD/gal)	$5.70	$—	$5.70	—	$5.45	$—	$5.45	—

Transaction processing revenue:
Transaction processing transactions	17,988	13,407	4,581	34%	32,276	26,069	6,207	24%

Account servicing revenue:
Average number of vehicles serviced (a)(b)	6,287	4,879	1,408	29%	6,093	4,821	1,272	26%

(a)	Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for all periods presented have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings.

(b)	Does not include Pacific Pride vehicle information.
Revenues
     Payment processing revenue increased $24.0 million for the three months ended June 30, 2011, compared to the same period last year. The primary component of this increase is a $20.3 million increase in revenue associated with a 34 percent increase in the average domestic price per gallon of fuel. Domestic payment processing transactions increased 8 percent over the same period in the prior year, resulting in an increase in revenue of $3.8 million. The net payment processing rate decreased 11 basis points as compared to the same period in the prior year, primarily due to the increase in domestic fuel prices, reducing revenue by $4.9 million. Since a portion of many of our contracts are partially based upon a fixed transaction fee, the net payment processing rate decreases as fuel prices increase. The remaining increase in payment processing revenue is primarily due to the operations of Wright Express Australia, acquired during the third quarter of 2010.
     Payment processing revenue increased $40.9 million for the six months ended June 30, 2011, compared to the same period last year. The primary component of this increase is a $32.5 million increase in revenue associated with a 29 percent increase in the average domestic price per gallon of fuel. Domestic payment processing transactions increased 8 percent over the same period in the prior year, resulting in an increase in revenue of $7.7 million. The net payment processing rate decreased 11 basis points as compared to the same period in the prior year, primarily due to the increase in domestic fuel prices, reducing revenue by $8.2 million. Since a portion of many of our contracts are partially based upon a fixed transaction fee, the net payment processing rate decreases as fuel prices increase. The remaining increase in payment processing revenue is primarily due to the operations of Wright Express Australia.
     Our account servicing revenue has increased $6.4 million for the three months ended June 30, 2011, as compared to the same period in 2010, and increased $11.9 million for the six months ended June 30, 2011, as compared to the same period in 2010. These increases are primarily related to operation of Wright Express Australia.
     Our finance fees have increased $2.6 million for the three months ended June 30, 2011, as compared to the same period in 2010, and increased $4.4 million for the six months ended June 30, 2011, as compared to the same period in 2010. The increases in finance fees are associated with (i) higher accounts receivable balances associated with past due accounts in North America and (ii) operations of Wright Express Australia.
Expenses
     The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Provision for credit losses	$6,080	$2,310	$3,770	163%
Salary and other personnel	$23,914	$19,562	$4,352	22%
Service fees	$6,501	$3,970	$2,531	64%
Depreciation and amortization	$9,500	$5,669	$3,831	68%
Other	$8,512	$6,087	$2,425	40%
     Changes in operating expenses for the three months ended June 30, 2011, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 12.5 basis points of Fuel Expenditures for the three months ended June 30, 2011, compared to 7.4 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. The increase in expense is primarily due to increases in accounts receivables balances during the three months ended June 30, 2011. In addition we experienced a softening of accounts receivable aging in June and July. Conversely, charge offs for the month of July 2011 were lower than prior months.

•	Salary and other personnel expenses increased $4.4 million for the three months ended June 30, 2011, as compared to the same period last year. This increase is primarily due to the operations of Wright Express Australia, acquired during the third quarter of 2010, which added $2.4 million in expense over the same period in the prior year. The remaining increase is primarily due to short term incentive and stock compensation expenses at our North America operations.

•	Service fees increased $2.5 million for the three months ended June 30, 2011, as compared to the same period in the prior year. The increase in fees is primarily associated with our WEXSmart product as well as our operations of Wright Express Australia.

•	Depreciation and amortization expenses increased approximately $3.8 million for the three months ended June 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.

•	Other expenses increased $2.4 million for the three months ended June 30, 2011, as compared to the same period in the prior year. Approximately $1.5 million of this increase is from the operations of Wright Express Australia. The remaining increase is related to our North American operations, including marketing and customer service related expenses.
     The following table compares selected expense line items within our Fleet Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Provision for credit losses	$11,629	$7,976	$3,653	46%
Salary and other personnel	$47,144	$38,439	$8,705	23%
Service fees	$10,931	$7,176	$3,755	52%
Depreciation and amortization	$19,278	$11,487	$7,791	68%
Other	$16,768	$11,723	$5,065	43%
     Changes in operating expenses for the six months ended June 30, 2011, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 13.2 basis points of Fuel Expenditures for the six months ended June 30, 2011, compared to 13.6 basis points of Fuel Expenditures for the same period last year. The increase in expense is primarily due to increases in accounts receivables balances during the six months ended June 30, 2011. In addition we experienced a softening of accounts receivable aging in June and July. Conversely, charge offs for the month of July 2011 were lower than prior months.

•	Salary and other personnel expenses increased $8.7 million for the six months ended June 30, 2011, as compared to the same period last year. This increase is primarily due to the operations of Wright Express Australia, acquired during the third quarter of 2010, which added $4.6 million in expense over the same period in the prior year. The remaining increase is primarily due to short term incentive, stock compensation expenses and increases to employee benefit expenses at our North America operations.

•	Service fees increased $3.8 million for the six months ended June 30, 2011, as compared to the same period in the prior year. The increase in fees is primarily associated with our WEXSmart product as well as our operations of Wright Express Australia.

•	Depreciation and amortization expenses increased $7.8 million for the six months ended June 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.

•	Other expenses increased $5.0 million for the three months ended June 30, 2011, as compared to the same period in the prior year. Approximately $3.0 million of this increase is due operations of Wright Express Australia. The remaining increase is related to our North American operations, including marketing and customer service related expenses.

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

	Three months ended			Six months ended
	June 30,			June 30,
(in thousands, except per gallon data)	2011		2010	2011	2010

Fuel price derivatives, at fair value, beginning of period	$(31,695)		$(668)	$(10,877)	$6,152
Net change in fair value	6,232		9,363	(18,943)	7,583
Cash payments (receipts) on settlement	7,643		(2,830)	12,000	(7,870)

Fuel price derivatives, at fair value, end of period	$(17,820)		$5,865	$(17,820)	$5,865

Collar range:
Floor	$2.87		$3.17	$2.82	$3.21
Ceiling	$2.93		$3.23	$2.88	$3.27

Fuel price, beginning of period	$3.70	(1)	$2.84	$3.15	$2.70
Fuel price, end of period	$3.65	(1)	$2.81	$3.65	$2.81

(1)	The weighted average price of fuel for the period was $3.86 per gallon
     Changes in fuel price derivatives for the three and six months ended June 30, 2011, as compared to the corresponding period a year ago are attributable to the movements in fuel prices at the corresponding times. The average price of fuel, as indicated above, is in excess of the ceiling price of our derivatives, leading to liability. Losses that we actually realize on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependant, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
     We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated to the degree it has as in the United States.

Other Payment Solutions
     The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended				Six months ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
(in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$18,756	$11,136	$7,620	68%	$33,319	$20,187	$13,132	65%
Transaction processing revenue	1,712	—	1,712	—%	3,600	—	3,600	—%
Account servicing revenue	799	15	784	NM	1,039	26	1,013	NM
Finance fees	212	127	85	67%	339	230	109	47%
Other	6,145	1,772	4,373	247%	10,883	3,043	7,840	258%

Total revenues	27,624	13,050	14,574	112%	49,180	23,486	25,694	109%

Total operating expenses	18,112	7,830	10,282	131%	33,110	14,134	18,976	134%

Operating income	9,512	5,220	4,292	82%	16,070	9,352	6,718	72%
Income taxes	3,465	1,958	1,507	77%	5,850	3,508	2,342	67%

Net income	$6,047	$3,262	$2,785	85%	$10,220	$5,844	$4,376	75%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$1,900,736	$1,036,144	$864,592	83%	$3,336,701	$1,888,775	$1,447,926	77%

NM	Not meaningful
Revenues
     Payment processing revenue for the three months ended June 30, 2011, increased $7.6 million, as compared to the same period in the prior year, and increased $13.1 million for the six months ended June 30, 2011, as compared to the same period in the prior year. These increases are primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service market and by increased market penetration with our corporate charge card product. The corporate charge card net interchange rate for the second quarter of 2011 is down 11 basis points, as compared to the first quarter of last year, primarily due to contract mix and increased foreign spend. The corporate charge card net interchange rate for the first six months of 2011 is down 10 basis points, as compared to the first six months of last year, primarily due to contract mix.
     Transaction processing revenue for the three months ended June 30, 2011, increased approximately $1.7 million as compared to the same period in the prior year, and increased $3.6 million for the six months ended June 30, 2011, as compared to the same period in the prior year. These increases are due to the addition of the Wright Express Australia prepaid business, acquired during the third quarter of 2010.
     Other revenue for the three months ended June 30, 2011, increased approximately $4.4 million as compared to the same period in the prior year, and increased $7.8 million for the six months ended June 30, 2011, as compared to the same period in the prior year. These increases are primarily due to increased fees related to cross border charges.

Operating Expenses
     The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Service fees	$11,692	$5,498	$6,194	113%
Salary and other personnel	$2,497	$885	$1,612	182%
Depreciation and amortization	$1,408	$68	$1,340	NM

NM	– Not Meaningful
     Service fees increased $6.2 million during the second quarter of 2011 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.
     Salary and other personnel expenses increased $1.6 million for the three months ended June 30, 2011, as compared to the same period last year. This increase is primarily due operations of Wright Express Australia, which added $1.3 million in expense over the same period in the prior year.
     Depreciation and amortization expenses increased $1.3 million for the three months ended June 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.
Operating Expenses
     The following table compares selected expense line items within our Other Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Service fees	$20,273	$9,886	$10,387	105%
Salary and other personnel	$4,960	$1,628	$3,332	205%
Depreciation and amortization	$2,599	$123	$2,476	NM

NM	– Not Meaningful
     Service fees increased $10.4 million during the first six months of 2011 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.
     Salary and other personnel expenses increased $3.3 million for the six months ended June 30, 2011, as compared to the same period last year. This increase is primarily due to the acquisition of Wright Express Australia, which added $2.7 million in expense over the same period in the prior year.
     Depreciation and amortization expenses increased $2.5 million for the six months ended June 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.

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
     While GAAP operating activities cash flows showed a use of $108.8 million in the first six months of 2011, management operating cash moved in the opposite direction providing approximately $79.8 million of inflows. During the first six months of 2010, GAAP operating activities cash flows showed a use of approximately $16.9 million, while management operating cash showed inflows of $32.5 million.
     In addition to the $79.8 million of management operating cash we generated during the first six months of 2011, we also decreased borrowings under our revolving credit facility by $20.8 million. During the first six months of 2011 we paid $8 million in cash for the acquisition of rapid!.
     On May 23, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement provides for a five-year $200 million term loan facility and a five-year $700 million revolving credit facility with a $100 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Term loan payments in the amount of $2.5 million are due beginning on June 30, 2011, and on the last day of each September, December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150 million is due. As of June 30, 2011, the Company had $386.5 million of loans outstanding under the Credit Agreement. Accordingly, at June 30, 2011, the Company had $511.0 million of availability under the Credit Agreement. The Company capitalized approximately $6.2 million in association with this borrowing and wrote-off approximately $0.7 million of previous issuance cost.
     Proceeds from the new credit facility were used to refinance the Company’s existing indebtedness under its 2007 credit facility with a lending syndicate, and its existing indebtedness under its 2010 term loan facility with a bank. The funding is available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
     Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by the lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the Credit Agreement.
Management Operating Cash
     The table below reconciles net cash provided by operating activities to change in management operating cash:

	Six months ended
	June 30,
	2011	2010

Net cash used for operating activities	$(108,780)	$(16,884)
Net increase in deposits	238,650	96,278
Net decrease in borrowed federal funds	(50,084)	(46,905)

Management operating cash	$79,786	$32,489

     Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.30 percent to 1.95 percent as of June 30, 2011. As of June 30, 2011, we had approximately $700 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements.
     FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $140 million in federal funds lines of credit as of June 30, 2011.
Liquidity
     We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $39 million. During the six months ended June 30, 2011 deposits increased approximately $239 million, accounts receivable increased approximately $404 million and accounts payable increased approximately $199 million, primarily due to increased fuel prices as well as transaction growth.
     We have approximately 5 years left on our revolving credit facility and have approximately $189 million in borrowings against it. We had approximately $511 million available to us under this agreement as of June 30, 2011. Our term loan has $197.5 million borrowed against it. As of June 30, 2011, we are paying a rate of LIBOR plus 175 basis points on our credit facility. We decreased our financing debt by $20.8 million during the first six months and ended the period with a balance outstanding of $386.5 million.
     Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. FSC is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.
     Management believes that we can adequately fund our cash needs during the next 12 months.
Off-balance Sheet Arrangements
     Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments where our unrealized loss exceeds any unsecured credit granted by our counter party. At June 30, 2011, we had posted, as collateral, letters of credit totaling $18 million, as our fuel price derivative instruments were in an unrealized loss position.
Contractual Obligations
     The table below summarizes the change in contractual obligations, as presented in our Annual Report on Form 10-K for the year ended December 31, 2010, as of June 30, 2011.

	Remaining				2015 and
(in thousands)	2011	2012	2013	2014	Thereafter	Total

Revolving line-of-credit, term loan (a)	$5,000	$10,000	$10,000	$10,000	$351,500	$386,500

(a)	Our Revolving line-of-credit and term loan is set to expire in May 2016. Amounts in table exclude interest payments. See Item 1 – Note 6, Financing Debt.
Purchase of Treasury Shares
     We did not repurchase any shares of common stock during the quarter ended June 30, 2011.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
     As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2011. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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

4.1
Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1
Credit Agreement, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.2
Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.3
Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.4
Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.5
Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.6
Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

*	10.7	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1
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

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
August 8, 2011	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and CFO (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1
Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1
Credit Agreement, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.2
Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.3
Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.4
Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.5
Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.6
Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

*	10.7	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1
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

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.