Form 10-Q
period 2011-09-30
Wright Express CORP
filed 2011-11-04
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐   Yes           ☑   No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock, $0.01 par value per share	38,663,173 shares

Page

PART I-FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements.	- 3 -

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	- 23 -

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	- 33 -

Item 4.	Controls and Procedures.	- 33 -

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.	- 34 -

Item 1A.	Risk Factors.	- 34 -

Item 6.	Exhibits.	- 35 -

SIGNATURE		- 36 -
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report contains forward-looking statements. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the Company’s failure to successfully integrate the businesses it has acquired; the failure to successfully expand business internationally; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial loan bank and the Company as the corporate parent; the uncertainties of litigation; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; the effects of general economic conditions, including on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion efforts and any failure of those efforts; the impact and range of fourth quarter credit losses; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2010, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2011. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$42,077	$18,045
Accounts receivable (less reserve for credit losses of $12,825 in 2011 and $10,237 in 2010)	1,512,343	1,160,482
Available-for-sale securities	17,021	9,202
Income taxes receivable	7,246	—
Fuel price derivatives, at fair value	2,908	—
Property, equipment and capitalized software (net of accumulated depreciation of $104,918 in 2011 and $88,970 in 2010)	62,606	60,785
Deferred income taxes, net	144,170	161,156
Goodwill	541,173	537,055
Other intangible assets, net	109,037	124,727
Other assets	35,499	26,499

Total assets	$2,474,080	$2,097,951

Liabilities and Stockholders’ Equity
Accounts payable	$525,920	$379,855
Accrued expenses	57,496	41,133
Income taxes payable	—	3,638
Deposits	700,766	529,800
Borrowed federal funds	68,713	59,484
Fuel price derivatives, at fair value	—	10,877
Revolving line-of-credit facilities and term loan	360,200	407,300
Other liabilities	5,742	6,712
Amounts due under tax receivable agreement	94,958	100,145

Total liabilities	1,813,795	1,538,944

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,240 in 2011 and 41,924 in 2010 shares issued; 38,754 in 2011 and 38,437 in 2010 shares outstanding	422	419
Additional paid-in capital	144,040	132,583
Retained earnings	600,596	499,767
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	236	92
Net unrealized loss on interest rate swaps	(116)	(368)
Net foreign currency translation adjustment	16,474	27,881

Accumulated other comprehensive income	16,594	27,605

Less treasury stock at cost, 3,566 shares in 2011 and 2010	(101,367)	(101,367)

Total stockholders’ equity	660,285	559,007

Total liabilities and stockholders’ equity	$2,474,080	$2,097,951

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues
Fleet payment solutions	$117,054	$83,514	$329,236	$235,309
Other payment solutions	34,824	16,715	84,004	40,201

Total revenues	151,878	100,229	413,240	275,510

Expenses
Salary and other personnel	27,388	23,746	79,492	63,813
Service fees	20,774	15,953	51,978	33,015
Provision for credit losses	8,677	3,882	20,464	12,644
Technology leasing and support	3,895	3,319	11,851	9,404
Occupancy and equipment	2,761	2,181	8,846	6,268
Depreciation and amortization	11,767	6,752	33,644	18,362
Operating interest expense	1,449	1,255	4,188	4,126
Cost of hardware and equipment sold	1,166	447	3,042	1,645
Other	8,757	6,502	27,144	18,504

Total operating expenses	86,634	64,037	240,649	167,781

Operating income	65,244	36,192	172,591	107,729

Financing interest expense	(3,100)	(1,484)	(9,087)	(2,903)
(Loss) gain on foreign currency transactions	(855)	7,015	(363)	7,058
Net realized and unrealized gain (loss) on fuel price derivatives	13,952	(3,774)	(4,991)	3,809
(Increase) in amount due under tax receivable agreement	(875)	(214)	(875)	(214)

Income before income taxes	74,366	37,735	157,275	115,479

Income taxes	26,266	17,164	56,445	46,318

Net income	48,100	20,571	100,830	69,161

Changes in available-for-sale securities, net of tax effect of $57 and $90 in 2011 and $15 and $74 in 2010	88	17	144	125
Changes in interest rate swaps, net of tax effect of $65 and $146 in 2011 and $(144) and $(200) in 2010	113	(248)	252	(344)
Foreign currency translation	(29,888)	13,990	(11,407)	13,457

Comprehensive income	$18,413	$34,330	$89,819	$82,399

Earnings per share:
Basic	$1.24	$0.54	$2.61	$1.80
Diluted	$1.23	$0.53	$2.59	$1.77

Weighted average common shares outstanding:
Basic	38,747	38,374	38,662	38,512
Diluted	38,951	38,779	38,938	39,022

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2011	2010

Cash flows from operating activities
Net income	$100,830	$69,161
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	(13,785)	7,020
Stock-based compensation	7,429	5,411
Depreciation and amortization	35,267	19,197
Deferred taxes	20,297	18,636
Provision for credit losses	20,464	12,644
Loss on disposal of property and equipment	715	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(383,951)	(216,089)
Other assets	(7,981)	(6,385)
Accounts payable	148,480	84,426
Accrued expenses	6,674	8,373
Income taxes	(2,765)	5,026
Other liabilities	(962)	2,907
Amounts due under tax receivable agreement	(5,187)	(5,559)

Net cash (used for) provided by operating activities	(74,475)	4,768

Cash flows from investing activities
Purchases of property and equipment	(19,862)	(20,378)
Purchases of available-for-sale securities	(8,353)	(115)
Maturities of available-for-sale securities	769	1,552
Acquisition of ReD - net of cash acquired	3,734	(340,030)
Acquisition of rapid!, net of earn out	(8,081)	—

Net cash used for investing activities	(31,793)	(358,971)

Cash flows from financing activities
Excess tax benefits from share-based payment arrangements	3,788	1,123
Repurchase of share-based awards to satisfy tax withholdings	(2,547)	(1,763)
Proceeds from stock option exercises	2,755	2,306
Net increase in deposits	170,974	71,763
Net increase (decrease) in borrowed federal funds	9,229	(6,729)
Loan origination fee paid for 2011 revolving line-of-credit facility	(6,184)	—
Net (repayments) borrowings on 2007 revolving line-of-credit facility	(332,300)	217,500
(Repayments) borrowings on term loan	(75,000)	75,000
Net borrowings in 2011 revolving line-of-credit facility	165,200	—
Borrowings on 2011 term note agreement	200,000	—
Repayment of 2011 term note agreement	(5,000)	—
Purchase of shares of treasury stock	—	(18,357)

Net cash provided by financing activities	130,915	340,843

Effect of exchange rate changes on cash and cash equivalents	(615)	100

Net change in cash and cash equivalents	24,032	(13,260)
Cash and cash equivalents, beginning of period	18,045	39,304

Cash and cash equivalents, end of period	$42,077	$26,044

Supplemental cash flow information
Interest paid	$11,439	$15,807
Income taxes paid	$35,066	$21,528
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$—	$10,004

Significant non-cash transaction
Acquisition of rapid! – estimated earn out	$10,000	$—

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)
1.   Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2010. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2011.
          In the first nine months of 2011, consolidated stockholders’ equity changed because of (i) changes in other comprehensive income reflected in the consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the consolidated statements of cash flows (including stock-based compensation, proceeds from stock option exercises and tax activities around share-based awards); and (iii) net income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
2.   Business Acquisitions
          Acquisition of RD Card Holdings Australia Pty Ltd.
          On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $360,300 Australian Dollars (“AUD”) (which was equivalent to approximately $336,300 U.S. Dollars (“USD”) at the time of closing). This consideration included working capital adjustments.
          The purchase price and related allocations for the ReD Transaction were revised during 2011 as the Company finalized its working capital adjustments and valuation of intangible assets. The prior year’s amortization was adjusted by $250 USD for the effects of the change in intangible asset valuation. The purchase price and related allocations of the ReD Transaction are finalized as of September 30, 2011.
          The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	Purchase Price Allocation

	Final	Preliminary
	September 30,	December 31,
$ USD	2011	2010

Consideration paid (net of cash acquired)	$336,260	$339,994
Less:
Accounts receivable	91,394	91,638
Accounts payable	(50,816)	(50,534)
Other tangible assets, net	768	1,970
Software	11,526	10,986
Patent	3,086	2,869
Customer relationships	70,723	73,939
Brand name	5,470	5,374

Recorded goodwill	$204,109	$203,752

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s condensed consolidated statements of operations as of the beginning of the fiscal year ended 2010:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
$ USD	2010	2010

Net revenue	$112,131	$312,986
Net income	$20,584	$68,978

Pro forma net income per common share:
Net income per share – basic	$0.54	$1.79
Net income per share – diluted	$0.53	$1.77

          The pro forma financial information assumes the companies were combined as of January 1, 2010, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition, net of income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Wright Express Australia. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.
          Acquisition of rapid! Financial Services LLC
          On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid!”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! is a provider of payroll debit cards, e-paystubs and e-W-2s, and is focused on small and medium sized businesses. The Company purchased rapid! to expand its other Payment solutions product offerings. The operations of rapid! are included in the Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the second and third quarter of 2011, the estimated valuation of intangibles was revised to increase acquired intangible assets by $2,600, while goodwill was decreased by the same amount. These valuations of intangible assets are still based on a preliminary assessment.
          A contingent consideration agreement was entered into in connection with the purchase of rapid!. Under the terms of the agreement the former owners of rapid! will receive additional consideration based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. The payment is anticipated to be made during the second quarter of 2012. There have been no changes to the estimate of contingent consideration since the first quarter of 2011.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

	Preliminary Purchase Price
	Allocation
	September 30,	March 31,
	2011	2011

Consideration paid (including estimated $10,000, contingent consideration)	$18,081	$18,081
Less:
Accounts receivable	75	75
Accounts payable	(85)	(85)
Other tangible assets, net	105	105
Customer relationships (a)	4,600	3,597
Trade name	1,600	—

Recorded goodwill	$11,786	$14,389

(a) Weighted average life - 4.7 years.
          No pro forma information for 2010 has been included in these financial statements as the operations of rapid! for the period that they were not part of the Company, are not material to the Company’s revenues, net income and earnings per share.
3.    Goodwill and Other Intangible Assets
       Goodwill
          The changes in goodwill during the first nine months of 2011 were as follows:

	Fleet	Other
	Payment	Payment
	Solutions	Solutions
	Segment	Segment	Total

Balance at December 31, 2010	$510,396	$26,659	$537,055
Impact of foreign currency translation	(7,356)	(669)	(8,025)
ReD purchase price adjustment	1,408	(1,051)	357
Acquisition of rapid!	—	11,786	11,786

Balance at September 30, 2011	$504,448	$36,725	$541,173

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
Other Intangible Assets
          The changes in other intangible assets during the first nine months of 2011 were as follows:

	Net Carrying				Impact of	Net Carrying
	Amount,		Purchase		Foreign	Amount,
	December 31,		Price		Currency	September 30,
	2010	Acquisition	Adjustment	Amortization	Translation	2011

Definite-lived intangible assets
Acquired software	$22,640	$—	$540	$(3,350)	$(123)	$19,707
Customer relationships	88,788	4,600	(3,216)	(13,165)	(2,253)	74,754
Patent	2,982	—	217	(207)	(221)	2,771

Indefinite-lived intangible assets
Trademarks and trade names	10,317	1,600	96	—	(208)	11,805

Total	$124,727	$6,200	$(2,363)	$(16,722)	$(2,805)	$109,037

          The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $5,459 for October 1, 2011 through December 31, 2011; $18,791 for 2012; $15,665 for 2013; $12,918 for 2014; $10,544 for 2015 and $8,551 for 2016.
          Other intangible assets consist of the following:

	September 30, 2011			December 31, 2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Definite-lived intangible assets
Acquired software	$28,394	$(8,687)	$19,707	$28,263	$(5,623)	$22,640
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	103,591	(28,837)	74,754	105,262	(16,474)	88,788
Trade name	100	(100)	—	100	(100)	—
Patent	3,238	(467)	2,771	3,124	(142)	2,982

	$135,423	$(38,191)	$97,232	$136,849	$(22,439)	$114,410

Indefinite-lived intangible assets
Trademarks and trade names			11,805			10,317

Total			$109,037			$124,727

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
4.   Earnings per Common Share
          The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Income available for common stockholders – Basic	$48,100	$20,571	$100,830	$69,161
Convertible, redeemable preferred stock	—	—	—	40

Income available for common stockholders – Diluted	$48,100	$20,571	$100,830	$69,201

Weighted average common shares outstanding – Basic	38,747	38,374	38,662	38,512
Unvested restricted stock units	74	196	110	155
Stock options	130	209	166	219
Convertible, redeemable preferred stock	—	—	—	136

Weighted average common shares outstanding – Diluted	38,951	38,779	38,938	39,022

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
     Cash Flow Hedges
          For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The Company had two separate interest rate swap arrangements in place at the beginning of the third quarter. The Company’s $50,000 interest rate swap expired in July 2011. As of September 30, 2011, the Company had the following outstanding interest rate swap arrangement still in place that was entered into to hedge forecasted variable rate interest payments:

	Weighted-	Aggregate
	Average	Notional
	Base Rate	Amount

Interest rate swap arrangement settling through March 2012	0.56%	$150,000

     Derivatives Not Designated as Hedging Instruments
          For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2011, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate
Notional
Amount
(gallons)(a)

Fuel price derivative instruments – unleaded fuel Option contracts settling October 2011 – March 2013	36,423

Fuel price derivative instruments – diesel Option contracts settling October 2011– March 2013	16,364

Total fuel price derivative instruments	52,787

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$184	Accrued expenses	$581

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	2,908	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	10,877

Total derivatives		$2,908		$—		$184		$11,458

          The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Amount of Gain
or (Loss)
Reclassified	Amount of Gain or
from	(Loss) Recognized in
Accumulated	Income on Derivative
Amount of Gain or	OCI into	Location of Gain or	(Ineffective Portion
(Loss) Recognized in	Income	(Loss) Recognized in	and Amount
OCI on Derivative	Location of Gain or	(Effective	Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)	(Loss) Reclassified	Portion)	(Ineffective Portion	Effectiveness Testing)
Cash Flow	Three months ended	from Accumulated	Three months ended	and Amount Excluded	Three months ended
Hedging	September 30,	OCI into Income	September 30,	from Effectiveness	September 30,
Relationships	2011	2010	(Effective Portion)	2011	2010	Testing)(b)	2011	2010

Interest rate contracts	$113	$(248)	Financing interest expense	$(188)	$(132)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Three months ended
Designated as	(Loss) Recognized in	September 30,
Hedging Instruments	Income on Derivative	2011	2010

Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$(13,952)	$(3,774)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangement has been recorded net of tax impacts of $(65) in 2011 and $(144) in 2010.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Amount of Gain
or (Loss)
Reclassified	Amount of Gain or
from	(Loss) Recognized in
Accumulated	Income on Derivative
Amount of Gain or	OCI into	Location of Gain or	(Ineffective Portion
(Loss) Recognized in	Income	(Loss) Recognized in	and Amount
OCI on Derivative	Location of Gain or	(Effective	Income on Derivative	Excluded from
Derivatives in	(Effective Portion) (a)	(Loss) Reclassified	Portion)	(Ineffective Portion	Effectiveness Testing)
Cash Flow	Nine months ended	from Accumulated	Nine months ended	and Amount Excluded	Nine months ended
Hedging	September 30,	OCI into Income	September 30,	from Effectiveness	September 30,
Relationships	2011	2010	(Effective Portion)	2011	2010	Testing)(b)	2011	2010

Interest rate contracts	$252	$(344)	Financing interest expense	$(710)	$(409)	Financing interest expense	$—	$—

		Amount of Gain or
		(Loss) Recognized in
		Income on Derivative
Derivatives Not	Location of Gain or	Nine months ended
Designated as	(Loss) Recognized in	September 30,
Hedging Instruments	Income on Derivative	2011	2010

Commodity contracts	Net realized and unrealized (loss) gain on fuel price derivatives	$(4,991)	$3,809

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangement has been recorded net of tax impacts of $(146) in 2011 and $(200) in 2010.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.
6.	Financing Debt
          On May 23, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement provides for a five-year $200,000 term loan facility and a five-year $700,000 revolving credit facility with a $100,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans. Term loan payments in the amount of $2,500 are due beginning on June 30, 2011, and on the last day of each September, December, March and June thereafter, through and including March 31, 2016. On the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 is due. As of September 30, 2011, the Company had $360,200 of loans outstanding under the Credit Agreement. Accordingly, at September 30, 2011, the Company had $530,700 of availability under the Credit Agreement. The Company capitalized approximately $6,200 in association with this borrowing and wrote-off approximately $700 of previous issuance costs in the second quarter of 2011.
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
          Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the Credit Agreement. As of September 30, 2011, the interest rate for the borrowings under the credit facility was 2.15 percent.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The Company’s credit agreement contains various financial covenants requiring it to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants, including restrictions on the payment of dividends. The obligations under the Credit Agreement are secured by a pledge of 65 percent of the stock of Wright Express Australia Holdings Pty Ltd, a wholly-owned subsidiary of the Company.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements
		at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Assets:

Mortgage-backed securities	$3,216	$—	$3,216	$—
Asset-backed securities	1,982	—	1,982	—
Municipal bonds	147	—	147	—
Equity securities	11,676	11,676	—	—

Total available-for-sale securities	$17,021	$11,676	$5,345	$—

Executive deferred compensation plan trust (a)	$2,080	$2,080	$—	$—

Fuel price derivatives – diesel	$335	$—	$—	$335
Fuel price derivatives – unleaded fuel	2,573	—	2,573	—

Total fuel price derivatives – assets	$2,908	$—	$2,573	$335

Liabilities:

Interest rate swap arrangement with a base rate of 0.56% and an aggregate notional amount of $150,000(b)	$184	$—	$184	$—

Contingent consideration	$10,000	$—	$—	$10,000

(a)	The fair value of these instruments is recorded in other assets.

(b)	The fair value of this instrument is recorded in accrued expenses.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011:

		Fuel Price
	Contingent	Derivatives –
	Consideration	Diesel

Beginning balance	$(10,000)	$(5,525)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	5,860
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$335

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended September 30, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
          The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011:

		Fuel Price
	Contingent	Derivatives –
	Consideration	Diesel

Beginning balance	$—	$(3,643)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	3,978
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(10,000)	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$335

(a)	Gains and losses (realized and unrealized) included in earnings for the nine months ended September 30, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2010:

Fuel Price
Derivatives –
Diesel

Beginning balance	$1,775
Total gains or (losses) — realized/unrealized
Included in earnings (a)	(2,675)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$(900)

(a)	Gains and losses (realized and unrealized) included in earnings for the three months ended September 30, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.
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
8.    Stock-Based Compensation
          During the first nine months of 2011, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2011 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the nine months ended September 30, 2011, total stock-based compensation cost recognized was approximately $7,400, of which approximately $1,500 was related to the 2011 grant. As of September 30, 2011, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units under the 2011 grant was approximately $6,900, to be recognized over the remaining vesting period of these awards of approximately 2 years.
9.     Income Taxes
          During the first quarter of 2011, management determined that future earnings generated by the Company’s Australia subsidiaries will be invested indefinitely outside the United States. In the prior year while the Company had designated its initial investment in Wright Express Australia as indefinitely reinvested, it had considered earnings to be subject to remittance in the short term. This new determination relative to earnings results in no incremental domestic tax effects being contemplated in deferred tax balances for the current year.
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
          The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing, payroll and transaction monitoring needs. Revenue in this segment is derived from corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities. The operations from the rapid! acquisition are included in the Other Payment Solutions segment.
          Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results. Total assets are not allocated to the segments.

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
          The following table presents the Company’s reportable segment results for the three months ended September 30, 2011 and 2010:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Three months ended September 30, 2011
Fleet payment solutions	$117,054	$1,202	$5,557	$15,831	$30,085
Other payment solutions	34,824	247	432	5,753	8,622

Total	$151,878	$1,449	$5,989	$21,584	$38,707

Three months ended September 30, 2010
Fleet payment solutions	$83,514	$1,034	$4,530	$15,726	$23,729
Other payment solutions	16,715	221	72	3,047	4,330

Total	$100,229	$1,255	$4,602	$18,773	$28,059

          The following table presents the Company’s reportable segment results for the nine months ended September 30, 2011 and 2010:

		Operating	Depreciation
	Total	Interest	and	Provision for	Adjusted Net
	Revenues	Expense	Amortization	Income Taxes	Income

Nine months ended September 30, 2011
Fleet payment solutions	$329,236	$3,440	$15,693	$45,519	$83,322
Other payment solutions	84,004	748	1,229	12,150	20,096

Total	$413,240	$4,188	$16,922	$57,669	$103,418

Nine months ended September 30, 2010
Fleet payment solutions	$235,309	$3,483	$13,302	$42,572	$68,277
Other payment solutions	40,201	643	195	6,481	10,248

Total	$275,510	$4,126	$13,497	$49,053	$78,525

WRIGHT EXPRESS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)
     The following table reconciles adjusted net income to net income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Adjusted net income	$38,707	$28,059	$103,418	$78,525
Unrealized gains (losses) on fuel price derivatives	20,728	(6,733)	13,785	(7,020)
Amortization of acquired intangible assets	(5,778)	(2,150)	(16,722)	(4,865)
Non-cash adjustment related to the tax receivable agreement	(875)	(214)	(875)	(214)
Tax impact	(4,682)	1,609	1,224	2,735

Net income	$48,100	$20,571	$100,830	$69,161

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
Overview
          Wright Express Corporation is a leading provider of value-based, business payment processing and information management solutions. We provide products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific and Europe. The Company’s fleet and other payment solutions provide its more than 350,000 customers with security and control for complex payments across a wide spectrum of business sectors. Together with our affiliates, we market our products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers, vehicle maintenance providers, and online travel agencies.
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
Summary
          Below are selected items from the third quarter of 2011:
•	Average number of vehicles serviced increased 29 percent from the third quarter of 2010 to approximately 6.5 million, primarily due to the acquisition of Wright Express Australia in September of 2010 and the addition of fleets in New Zealand.

•	Total fleet transactions processed increased 20 percent from the third quarter of 2010 to 85.1 million. Payment processing transactions increased 14 percent to 65.2 million, while transaction processing transactions increased 47 percent to 19.9 million, over the same period in the prior year. These increases are primarily due to the acquisition of Wright Express Australia and the addition of fleet transactions in Australia and New Zealand. Domestic payment processing transactions increased 7 percent over the same period in the prior year. Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for all periods presented have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings.

•	Average expenditure per payment processing transaction increased 33 percent to $73.26 from $55.00 for the same period last year. This increase was driven by higher average retail fuel prices. The average U.S. fuel price per gallon during the three months ended September 30, 2011, was $3.70 for North America, a 33 percent increase over the same period last year.

•	Realized losses on our fuel price derivatives during the third quarter of 2011 were $6.8 million compared to realized gains of $3.0 million for the same period in the prior year.

•	Credit loss expense in the fleet segment was $8.5 million for the three months ended September 30, 2011, versus $3.9 million for the three months ended September 30, 2010.

•	Corporate charge card purchase volume grew $1.1 billion to $2.4 billion for the three months ended September 30, 2011, an increase of 83 percent over the same period last year.

•	Our effective tax rate was 35.3 percent for the three months ended September 30, 2011 and 45.5 percent for the three months ended September 30, 2010. The rate in the third quarter of 2010 was higher as compared to the current quarter as certain expenses incurred for the acquisition of Wright Express Australia in September 2010 were not deductible for tax purposes. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets.

Results of Operations
     Fleet Payment Solutions
          The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(in thousands, except per transaction and per gallon data)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$78,381	$56,562	$21,819	39%	$222,480	$159,743	$62,737	39%
Transaction processing revenue	4,305	4,236	69	2%	12,472	12,637	(165)	(1)%
Account servicing revenue	17,014	9,247	7,767	84%	45,420	25,731	19,689	77%
Finance fees	12,791	9,491	3,300	35%	33,821	26,147	7,674	29%
Other	4,563	3,978	585	15%	15,043	11,051	3,992	36%

Total revenues	117,054	83,514	33,540	40%	329,236	235,309	93,927	40%

Total operating expenses	65,163	54,699	10,464	19%	186,068	144,309	41,759	29%

Operating income	51,891	28,815	23,076	80%	143,168	91,000	52,168	57%

(Loss) gain on foreign currency transactions	(790)	7,015	(7,805)	(111)%	(298)	7,058	(7,356)	(104)%
Financing interest expense (b)	(3,100)	(1,484)	(1,616)	109%	(9,087)	(2,903)	(6,184)	213%
Net realized and unrealized gain (loss) on fuel price derivatives (b)	13,952	(3,774)	17,726	(470)%	(4,991)	3,809	(8,800)	(231)%
Increase in the amount due under tax receivable agreement	(875)	(214)	(661)	309%	(875)	(214)	(661)	309%

Income before income taxes	61,078	30,358	30,720	101%	127,917	98,750	29,167	30%
Income taxes	20,853	14,117	6,736	48%	45,182	39,837	5,345	13%

Net income	$40,225	$16,241	$23,984	148%	$82,735	$58,913	$23,822	40%

Key operating statistics
Payment processing revenue:
Payment processing transactions (a)	65,230	57,208	8,022	14%	187,330	163,253	24,077	15%

Average expenditure per payment processing transaction	$73.26	$55.00	$18.26	33%	$71.82	$55.05	$16.77	30%

Average price per gallon of fuel - Domestic – ($USD/gal)	$3.70	$2.78	$0.92	33%	$3.65	$2.81	$0.84	30%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.50	$4.37	$1.13	26%	$5.48	$4.37	$1.11	25%

Transaction processing revenue:
Transaction processing transactions	19,854	13,470	6,384	47%	52,130	40,268	11,862	29%

Account servicing revenue:
Average number of vehicles serviced (a)	6,497	5,020	1,477	29%	6,228	4,887	1,341	27%

(a)	Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for all periods presented have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings.
(b)	As described in Item 1—Note 11 to our Financial Statements, financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet segment.
     Revenues
          Payment processing revenue increased $21.8 million for the three months ended September 30, 2011, compared to the same period last year. The primary component of this increase is a $13.3 million increase in revenue associated with a 33 percent increase in the average domestic price per gallon of fuel. Domestic payment processing transactions increased 7 percent over the same period in the prior year, resulting in an increase in revenue of $3.4 million. The remaining increase in payment processing revenue is primarily due to the operations of Wright Express Australia, acquired late in the third quarter of 2010.
          Payment processing revenue increased $62.7 million for the nine months ended September 30, 2011, compared to the same period last year. The primary component of this increase is a $36.2 million increase in revenue associated with a 30 percent increase in the average domestic price per gallon of fuel. Domestic payment processing transactions increased 7 percent over the same period in the prior year, resulting in an increase in revenue of $11.0 million. The remaining increase in payment processing revenue is primarily due to the operations of Wright Express Australia.
          Our account servicing revenue increased $7.8 million for the three months ended September 30, 2011, as compared to the same period in 2010, and increased $19.7 million for the nine months ended September 30, 2011, as compared to the same period in 2010. These increases are primarily related to the addition of the operations of Wright Express Australia.
          Our finance fees have increased $3.3 million for the three months ended September 30, 2011, as compared to the same period in 2010, and increased $7.7 million for the nine months ended September 30, 2011, as compared to the same period in 2010. The increases in finance fees are associated with (i) higher accounts receivable balances associated with past due accounts in North America and (ii) operations of Wright Express Australia as described below, recognition has been given in our reserve for credit loss for the change in the past due account balance.
     Expenses
          The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended September 30:

				Increase
				(decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Provision for credit losses	$8,473	$3,930	$4,543	116%
Salary and other personnel	$24,417	$22,689	$1,728	8%
Service fees	$6,064	$8,612	$(2,548)	(30)%
Depreciation and amortization	$10,250	$6,680	$3,570	53%
Other	$8,020	$6,398	$1,622	25%

          Changes in operating expenses for the three months ended September 30, 2011, as compared to the corresponding period a year ago, include the following:
•	We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 18.1 basis points of Fuel Expenditures for the three months ended September 30, 2011, compared to 12.2 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. The increase in expense is primarily due to a 52 percent increase in customer spend during the three months ended September 30, 2011, as compared to the same period in the prior year, as well as a softening in the early stage aging, experienced during the end of the second quarter and the beginning of the third quarter of 2011.

•	Salary and other personnel expenses increased $1.7 million for the three months ended September 30, 2011, as compared to the same period last year. This increase is primarily due to the operations of Wright Express Australia, acquired during the third quarter of 2010, which added $2.0 million in expense over the same period in the prior year.

•	Service fees decreased $2.5 million for the three months ended September 30, 2011, as compared to the same period in the prior year. The decrease in fees is primarily associated with the increase of expenses in 2010 of approximately $5.2 million incurred during the third quarter with our purchase of Wright Express Australia. This decrease is partially offset with higher fees associated with our WEXSmart product as well as our operations of Wright Express Australia.

•	Depreciation and amortization expenses increased approximately $3.6 million for the three months ended September 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.

•	Other expenses increased $1.6 million for the three months ended September 30, 2011, as compared to the same period in the prior year. Approximately $1.3 million of this increase is from the operations of Wright Express Australia. The remaining increase is related to our North American operations, including marketing and customer service related expenses.
          The following table compares selected expense line items within our Fleet Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Provision for credit losses	$20,102	$11,906	$8,196	69%
Salary and other personnel	$71,561	$61,128	$10,433	17%
Service fees	$16,995	$15,788	$1,207	8%
Depreciation and amortization	$29,528	$18,167	$11,361	63%
Other	$24,788	$18,121	$6,667	37%

          Changes in operating expenses for the nine months ended September 30, 2011, as compared to the corresponding period a year ago, include the following:
•	Credit losses were 14.7 basis points of Fuel Expenditures for the nine months ended September 30, 2011, compared to 13.1 basis points of Fuel Expenditures for the same period last year. The increase in expense is primarily due to increases in accounts receivables balances during the nine months ended September 30, 2011. During the end of the second quarter and the beginning of the third quarter of 2011, we experienced a softening of accounts receivable aging.

•	Salary and other personnel expenses increased $10.4 million for the nine months ended September 30, 2011, as compared to the same period last year. This increase is primarily due to the operations of Wright Express Australia, acquired during the third quarter of 2010, which added $6.6 million in expense over the same period in the prior year. The remaining increase is primarily due to incentives and employee benefit expenses at our North America operations.

•	Service fees increased $1.2 million for the nine months ended September 30, 2011, as compared to the same period in the prior year. Service fees increased with higher fees associated with our WEXSmart product as well as our operations of Wright Express Australia. This increase is offset with higher 2010 service fees of $5.2 million incurred during the third quarter of 2010 with our purchase of Wright Express Australia.

•	Depreciation and amortization expenses increased $11.4 million for the nine months ended September 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia.

•	Other expenses increased $6.7 million for the nine months ended September 30, 2011, as compared to the same period in the prior year. Approximately $4.3 million of this increase is due to operations of Wright Express Australia. The remaining increase is related to our North American operations, including marketing and customer service related expenses.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per gallon data)	2011	2010	2011	2010

Fuel price derivatives, at fair value, beginning of period	$(17,820)	$5,865	$(10,877)	$6,152
Net change in fair value	13,952	(3,774)	(4,991)	3,809
Cash payments (receipts) on settlement	6,776	(2,959)	18,776	(10,829)

Fuel price derivatives, at fair value, end of period	$2,908	$(868)	$2,908	$(868)

Collar range:
Floor	$2.93	$3.03	$2.86	$3.15
Ceiling	$2.99	$3.09	$2.92	$3.21

Fuel price, beginning of period	$3.65	$2.82	$3.15	$2.70
Fuel price, end of period	$3.58	$2.77	$3.58	$2.77

          Changes in fuel price derivatives for the three and nine months ended September 30, 2011, as compared to the corresponding period a year ago are attributable to the movements in fuel prices at the corresponding times. Generally, if this projected average price of fuel is below the floor price of the collar for the periods we have our derivatives, we record an asset. The contrary is the case if the project average price of fuel is above the ceiling of the collar range. Losses or gains that we actually realize on these derivatives are offset by higher or lower payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel.
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

     Other Payment Solutions
          The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended				Nine months ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(in thousands)	2011	2010	Amount	Percent	2011	2010	Amount	Percent

Revenues
Payment processing revenue	$24,025	$13,529	$10,496	78%	$57,344	$33,716	$23,628	70%
Transaction processing revenue	1,661	—	1,661	—	5,261	—	5,261	—
Account servicing revenue	955	21	934	NM	1,994	47	1,947	NM
Finance fees	190	149	41	28%	529	379	150	40%
Other	7,993	3,016	4,977	165%	18,876	6,059	12,817	212%

Total revenues	34,824	16,715	18,109	108%	84,004	40,201	43,803	109%

Total operating expenses	21,471	9,338	12,133	130%	54,581	23,472	31,109	133%

Operating income	13,353	7,377	5,976	81%	29,423	16,729	12,694	76%
(Loss) gain on foreign currency transactions	(65)	—	(65)	—	(65)	—	(65)	—

Income before income taxes	13,288	7,377	5,911	80%	29,358	16,729	12,629	75%
Income taxes	5,413	3,047	2,366	78%	11,263	6,481	4,782	74%

Net income	$7,875	$4,330	$3,545	82%	$18,095	$10,248	$7,847	77%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$2,404,669	$1,310,666	$1,094,003	83%	$5,741,369	$3,199,441	$2,541,928	79%

NM – Not meaningful

     Revenues
          Payment processing revenue for the three months ended September 30, 2011, increased $10.5 million, as compared to the same period in the prior year, and increased $23.6 million for the nine months ended September 30, 2011, as compared to the same period in the prior year. These increases are primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service market and by increased market penetration with our corporate charge card product. These increases more than offset the decreases in the corporate charge card net interchange rate for the third quarter of 2011, which was down 6 basis points, as compared to the third quarter of last year, primarily due to contract mix and increased foreign spend. In addition, we also had a one-time benefit in this rate during the third quarter this year for some additional incentives payments received. The corporate charge card net interchange rate for the first nine months of 2011 is down 8 basis points, as compared to the first nine months of last year, primarily due to contract mix.
          Transaction processing revenue for the three months ended September 30, 2011, increased approximately $1.7 million as compared to the same period in the prior year, and increased $5.3 million for the nine months ended September 30, 2011, as compared to the same period in the prior year. These increases are due to the addition of the Wright Express Australia prepaid business, acquired later in the third quarter of 2010.
          Other revenue for the three months ended September 30, 2011, increased approximately $5.0 million as compared to the same period in the prior year, and increased $12.8 million for the nine months ended September 30, 2011, as compared to the same period in the prior year. These increases are primarily due to increased fees related to cross border charges.

     Operating Expenses
          The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended September 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Service fees	$14,710	$7,341	$7,369	100%
Salary and other personnel	$2,971	$1,056	$1,915	181%
Depreciation and amortization	$1,517	$72	$1,445	NM

NM – Not meaningful

          Service fees increased $7.4 million during the third quarter of 2011 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.
          Salary and other personnel expenses increased $1.9 million for the three months ended September 30, 2011, as compared to the same period last year. This increase is primarily due to operations of Wright Express Australia, which added $1.1 million in expense over the same period in the prior year. The remaining increase is primarily due to additional sales staff, incentives and employee benefit expenses at our North America operations.
          Depreciation and amortization expenses increased $1.4 million for the three months ended September 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia and rapid!.
     Operating Expenses
          The following table compares selected expense line items within our Other Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2011	2010	Amount	Percent

Expense
Service fees	$34,983	$17,227	$17,756	103%
Salary and other personnel	$7,931	$2,684	$5,247	195%
Depreciation and amortization	$4,116	$195	$3,921	NM

NM – Not meaningful

          Service fees increased $17.8 million during the first nine months of 2011 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.
          Salary and other personnel expenses increased $5.2 million for the nine months ended September 30, 2011, as compared to the same period last year. This increase is primarily due to the acquisition of Wright Express Australia, which added $3.8 million in expense over the same period in the prior year. The remaining increase is primarily due to additional sales staff, incentives and employee benefit expenses at our North America operations.
          Depreciation and amortization expenses increased $3.9 million for the nine months ended September 30, 2011, as compared to the same period in 2010. This increase is primarily due to amortization of intangible assets related to our acquisition of Wright Express Australia and rapid!.

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
          While GAAP cash flows from operating activities showed a use of $74.5 million in the first nine months of 2011, management operating cash moved in the opposite direction providing approximately $105.7 million of inflows. During the first nine months of 2010, GAAP cash flows from operating activities provided approximately $4.8 million and management operating cash provided $69.8 million.
          With the $105.7 million of management operating cash we generated during the first nine months of 2011, we decreased borrowings under our revolving credit facility by $47.1 million, purchased approximately $8.4 million of available-for-sale securities and increased our property, plant and equipment by $19.9 million. We also paid $8.1 million in cash for the acquisition of rapid! during the first quarter of 2011. This activity resulted in an increase in our overall cash balance of $24.0 million for the first nine months of 2011.
          On May 23, 2011, we entered into a Credit Agreement (the “Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement provides for a five-year $200 million term loan facility and a five-year $700 million revolving credit facility with a $100 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Term loan payments in the amount of $2.5 million are due beginning on June 30, 2011, and on the last day of each September, December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150 million is due. As of September 30, 2011, we had $360.2 million of loans outstanding under the Credit Agreement. Accordingly, at September 30, 2011, we had $530.7 million of availability under the Credit Agreement. In conjunction with the establishment of the new credit facility, we capitalized approximately $6.2 million in association with this borrowing and wrote-off approximately $0.7 million of previous issuance costs.
          Proceeds from the new credit facility were used to refinance our existing indebtedness under its 2007 credit facility with a lending syndicate, and its existing indebtedness under its 2010 term loan facility with a bank. The funding is available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
          Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at our option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by the lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, we have agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the Credit Agreement.

     Management Operating Cash
          The table below reconciles net cash provided by operating activities to change in management operating cash:

	Nine months ended
	September 30,
	2011	2010

Net cash used for operating activities	$(74,475)	$4,768
Net increase in deposits	170,974	71,763
Net increase (decrease) in borrowed federal funds	9,229	(6,729)

Management operating cash	$105,728	$69,802

          Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes FDIC-insured deposits to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.25 percent to 1.95 percent as of September 30, 2011. As of September 30, 2011, we had approximately $587 million of certificates of deposits outstanding. FSC also has money market deposits of $104 million outstanding as of September 30, 2011. Deposits are subject to regulatory capital requirements.
          FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $140 million in federal funds lines of credit as of September 30, 2011.
     Liquidity
          We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $24 million. During the nine months ended September 30, 2011 deposits increased approximately $171 million, accounts receivable increased approximately $384 million and accounts payable increased approximately $148 million, primarily due to increased fuel prices.
          We have approximately 5 years left on our revolving credit facility and have approximately $165.2 million in borrowings against it. We had $530.7 million available to us under this agreement as of September 30, 2011. Our term loan has $195.0 million borrowed against it. As of September 30, 2011, we are paying a rate of LIBOR plus 175 basis points on our credit facility. We decreased our financing debt by $47.1 million during the first nine months and ended the period with a balance outstanding of $360.2 million.
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
     Off-balance Sheet Arrangements
          Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments where our unrealized loss exceeds any unsecured credit granted by our counter party. At September 30, 2011, we had posted, as collateral, letters of credit totaling $4.1 million.

     Contractual Obligations
          The table below summarizes the change in contractual obligations, as presented in our Annual Report on Form 10-K for the year ended December 31, 2010, as of September 30, 2011.

	Remaining				2015 and
(in thousands)	2011	2012	2013	2014	Thereafter	Total

Revolving line-of-credit, term loan (a)	$2,500	$10,000	$10,000	$10,000	$327,700	$360,200

(a)	Our Revolving line-of-credit and term loan is set to expire in May 2016. Amounts in table exclude interest payments. See Item 1 – Note 6, Financing Debt.
     Purchase of Treasury Shares
          We did not repurchase any shares of common stock during the quarter ended September 30, 2011.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
          The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
          As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2011. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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

Item 6. Exhibits.

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed".

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION
November 4, 2011	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and CFO (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be "furnished" and not "filed".