Form 10-K
period 2011-12-31
Wright Express CORP
filed 2012-02-28
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Registrant's telephone number, including area code)

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

    ☑  Yes            ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    ☐  Yes             ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $1,991,935,715 (based on the closing price of the registrant's common stock on that date as reported on the New York Stock Exchange).

There were 38,691,280 shares of the registrant's common stock outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III.

All references to “we,” “us,” “our,” “Wright Express,” or the “Company,” in the Annual Report on Form 10-K mean Wright Express Corporation and all entities owned or controlled by Wright Express Corporation, except where it is clear that the term means only Wright Express Corporation.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including the “Strategy” section of this Annual Report in Item 1 and the “Outlook for the Future” section of this Annual Report in Item 7. Any statements in this Annual Report that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion and integration efforts and any failure of those efforts; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation liability, or loss of relationships with customers or merchants; the Company’s failure to successfully integrate the businesses it has acquired; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report. Our forward-looking statements and these factors do not reflect the potential future impact of any merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

Wright Express Corporation is a leading provider of value-based, business payment processing and information management solutions. We provide products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific and Europe. The Company’s Fleet Payment Solutions and Other Payment Solutions segments provide its more than 350,000 customers with security and control for complex payments across a wide spectrum of business sectors. Together with our affiliates, we market our products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers.

Wright Express Corporation, a Delaware corporation incorporated in 2005, has been publicly traded since February 16, 2005. Before our initial public offering, we conducted business as a privately-held company beginning in 1983. Our growth over the years has largely been organic but has also been supplemented with the following recent acquisitions:

•

On March 31, 2011, we acquired certain assets of rapid! Financial Services LLC (“rapid! PayCard”), a provider of payroll prepaid cards, e-paystubs and e-W2s to small and medium sized businesses in the United States.

•

On September 14, 2010, we acquired RD Card Holdings Australia Pty Ltd, (“RD”). Through its subsidiaries, RD conducted business in Australia as a multi-branded fuel card issuer which now has approximately 350,000 cards in circulation and is an issuer and processor of prepaid cards. Concurrent with the acquisition we established Wright Express Australia Fuel and Wright Express Australia Prepaid (collectively Wright Express Australia).

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

The Other Payment Solutions segment provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our corporate purchase card, our prepaid and gift card products and services in Australia and through our payroll prepaid card product and services in the United States. Other Payment Solutions revenue is earned primarily from payment processing revenue.

Our wholly-owned banking subsidiary, Wright Express Financial Services Corporation (“FSC”), is an Industrial Bank incorporated in 1998 which is an FDIC-regulated depository institution chartered under the laws of the State of Utah. FSC is required to maintain elements of independence to comply with its charter and is required to file separate financial statements with its regulator. The activities performed by FSC are integrated in the operations of each of the Company’s two segments. FSC’s operations contribute to both segments; the bank raises capital primarily through the issuance of certificates of deposit and provides the financing and makes the credit decisions that enable both segments to extend credit to its domestic customers. All other services are provided by operations outside the bank. FSC approves domestic customer applications, maintains appropriate credit lines for each customer, issues the cards, provides funding and is the counterparty for the customer relationships for most of our domestic programs. Operations such as marketing, merchant relations, customer service, software development and IT are performed within the Wright Express organization but outside of FSC.

We believe the following strengths distinguish us in our industry:

•	We are a leading provider of fleet fuel payment services. Our fleet payment solutions are used by 6.6 million commercial and government vehicles to purchase fuel and maintenance services.

•

We have long-standing strategic relationships with each of the six largest domestic fleet management companies, and approximately 800 fuel retailers and fuel distributors, convenience store chains and bulk and mobile fuel providers.

•

We have built a network of over 180,000 fuel and service providers in the United States, and have the largest fuel based closed-loop network in Australia, which covers more than 10,000 fuel and maintenance sites. This represents over 90 percent fuel coverage in each geography, which provides our customers the convenience of broad acceptance. Our proprietary closed-loop network also affords us access to a higher level of fleet-specific information and control than is widely available on open-loop networks, which allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.

•

We provide innovative corporate purchasing capabilities through our corporate purchase card and payroll card products. These products can be integrated with our customer’s internal systems to streamline their payroll, accounts payable and reconciliation processes using our information management functionality.

•

We offer a differentiated set of products and services, including security and purchase controls, to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets.

•

We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated internet-based data analysis tools.

•	Our proprietary software facilitates the collection of information and affords us a high level of control and flexibility in allowing fleets to restrict purchases and receive automated alerts.

•	Through our customized websites, customers have access to account and purchase control management, data, reporting and analysis tools which allows them to better monitor and maintain their accounts.

•	With our ownership of FSC, we have excellent access to low cost sources of capital, which we make available to our domestic customers.

•	Wright Express Australia Prepaid is a leading processor of prepaid gift cards in Australia, representing over 120 clients and more than 300 card programs.

•	rapid! PayCard provides a comprehensive PayCard benefit and ePayroll program designed for employers choosing to convert to electronic delivery of payroll in the United States.

Strategy

Our strategy is to leverage our core competitive strengths – sales and marketing, portfolio management, customer service and product differentiation – to acquire and retain customers and to create products that add value by satisfying new and existing customers' needs.

Our strategic initiatives include:

•

Extending our leadership position in North America and growing our core fleet business.    We intend to build upon the organic growth we achieved in prior years through the use of our various marketing channels. We expect to drive organic growth in our existing customer base by leveraging our competitive advantages and continuing to explore new strategies that bring innovative new products to market.

•

Further build on our international growth.    Building upon the knowledge we have gained through our Wright Express Australia Fuel acquisition, we intend to continue to focus on bolstering our international business. We will look for additional opportunities to leverage our competitive strengths to expand our international business and open avenues for both organic and acquisition driven growth. We also plan to build on the strength of our Wright Express Australia Prepaid business by leveraging our current client base by offering new prepaid card products.

•

Diversifying our business.    To support the opportunity we see in our corporate purchase card and single use account businesses, we plan to expand our sales force and target additional markets. We also plan to grow our rapid! PayCard product by expanding our sales force, utilizing our existing sales force to cross sell, and targeting additional markets. We continue to explore new markets through acquisitions.

FLEET PAYMENT SOLUTIONS SEGMENT

We have created one of the largest proprietary fuel payment processing networks in the United States. We collect a broad array of information at the point of sale including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with purchase controls and analytical tools to help them effectively manage their vehicle fleets and control costs. We deliver value to our customers by providing customized offerings with accepting merchants, processing payments and providing information management products and services to our fleets.

Our payment processing network, which is deployed at fuel and maintenance locations that use our proprietary software, is referred to as a closed-loop network because we have a direct contractual relationship with the merchant and the fleet; only Wright Express transactions can be processed on this network.

The following illustrates our proprietary closed-loop network:

Our proprietary closed-loop network affords us access to a higher level of fleet-specific information and control than is widely available on open-loop networks and enables us to avoid dependence on third-party processors. Our relationship with both fleets and merchants enables us to provide security and controls and provide customizable reporting.

Products and Services

Payment processing

In a payment processing transaction, we pay the purchase price for the fleet customer's transaction, less the payment processing fees we retain, to the fuel or vehicle maintenance provider, and we collect the total purchase price from the fleet customer, normally within one month from the billing date. Payment processing fees are based on either a combination of both a percentage of the aggregate dollar amount of the customer's purchase and a fixed amount charged per transaction or on a percentage of the aggregate dollar amount of the customer’s purchase alone. In 2011, we had approximately 233 million domestic payment processing transactions and approximately 15 million Australian payment processing transactions.

Transaction processing

In a transaction processing transaction we earn a fixed fee per transaction. We processed approximately 52 million domestic transaction processing transactions and approximately 19 million international transaction processing transactions in 2011. There are a variety of levels of services provided in transaction processing, ranging from software replacement to full outsourcing and the revenue we recognize varies with the level of service provided.

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

Account management

We provide the following account management services:

•

Customer service, account activation and account retention.  We offer customer service, account activation and account retention services to fleets and fleet management companies and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our customers.

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

•

Credit and collections services.  We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit maintenance model to manage ongoing accounts, which allows us to predict the likelihood of account delinquency over an ongoing 18 month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor, alert and provide case management expertise to minimize losses and reduce program abuse.

•

Merchant services.  Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, test all network and terminal software and hardware, and train them on our sale, transaction authorization and settlement processes.

Information management

We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites, WEXOnline, MotorPass and Motorcharge. We also alert the customer to unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information, including account history and recent transactions, and download the details. In addition, through our websites, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day. Utilizing our WEXSmartTM product which leverages telematics, a vehicle system that combines global positioning satellite tracking and other wireless technology, fleet managers can track the movements and the locations of their vehicles.

Marketing Channels

We market our payment processing and information management products and services to fleets directly and indirectly. Our experienced inside and outside sales forces and our marketing team, which has expertise in direct marketing, database analysis and marketing strategy and execution, facilitate our sales and marketing efforts. We also utilize industry tradeshows, advertising and other awareness campaigns to market our services. By collecting and analyzing customer data acquired over many years, we have created a detailed profile of representative fleet customers and have also developed a proprietary database that allows us to better market to the fleet industry. We provide market opportunity analyses, customer acquisition models and detailed marketing plans to our sales force and in some cases the sales forces of companies with which we have co-branded, affinity, distributor or private label relationships.

Direct

We market our products and services using the Wright Express brand name in North America and the MotorPass and Motorcharge brand names in Australia directly to our commercial and government vehicle fleet customers. These direct customers include fleets of all sizes and vehicle categories. We use our inside sales force to attract small fleets, such as contracting, landscaping and plumbing businesses. Our mid-size fleet customers are typically regional businesses, such as dairies, beverage companies and grocery chains. We use our outside sales force to market to these customers. Our small and mid-size fleets are attracted to our account management services to help manage their fleets. Our large fleet customers consist of national and large regional fleets. In marketing our products and services to these customers, we emphasize our ability to offer national site acceptance, a high level of customer service, and on-line tools to monitor, control and customize their fleet management capabilities. To attract and retain large fleet customers, we use both our outside sales force, focusing on the acquisition of new customers, and internal account managers, who focus on servicing and growing revenue from existing customers.

Indirect

We market our products and services indirectly through co-branded, affinity, distributor and private label relationships.

•	Co-branded. Through our co-branded relationships, we market our products and services for, and in collaboration with, fleet management companies, fuel providers and convenience store chains using

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

•

Distributor.  Through our distributor relationships, we market our products and services through a network of independent Pacific Pride fuel franchisees. Franchisees issue their own Pacific Pride commercial fueling cards to fleet customers. Vehicles in this program have access to fuel at Pacific Pride and strategic partner locations in the United States and Canada. We increase penetration to these customers by leveraging Pacific Pride's local market presence and brand recognition, as well as its platform and products for commercial and government fleets. We also service distributors through the Wright Express Distributor program, which provides fuel merchants with payment processing and information management products and services for their own fleets.

•

Private Label.  We market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management product and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Customers of our private label partners are typically small fleets. The fleet drivers often do not travel beyond a defined geographic area and are not unduly burdened by limiting their fuel purchases to the fuel locations of a particular fuel retailer within that area. We primarily rely on the marketing efforts of our private label relationships to attract customers; however, many of these fuel retailers also rely on our sales and marketing expertise to further their efforts.

Fuel Price Derivatives

During 2011, approximately 47 percent of our total revenues resulted from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. To address fluctuations in fleet revenue streams resulting from changes in fuel prices, we purchase fuel price sensitive derivative instruments to manage volatility created by changes in domestic fuel prices on our cash flows and to enhance the visibility and predictability of future cash flows. We have entered into put and call option contracts (“Options”) indexed to the wholesale price of unleaded gasoline and the retail price of diesel fuel, both of which contain monthly settlement provisions. When entering into the Options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our North America forecasted earnings that are subject to fuel price variations. We have estimated the effect on our forecasted earnings exposure associated with changes in fuel prices and entered into derivative agreements designed to cover 80 percent of this estimated impact for our North American exposure, which approximates 65 percent to 70 percent of our worldwide fuel related earnings exposure. Differences between the indices underlying the Options and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the Options.

Our derivative instruments do not qualify for hedge accounting under accounting guidance. Accordingly, gains and losses on our fuel price-sensitive derivative instruments, whether they are realized or unrealized, affect our current period earnings.

The Options are intended to limit the impact fuel price fluctuations have on our cash flows. The Options that we have entered into:

•

Create a floor price.  When the current month put option contract settles, we receive cash payments from the counterparties of the Options when the average price for the current month (as defined by the option contract) is below the strike price of the put option contract.

•

Create a ceiling price.  When the current month call option contract settles, we make cash payments to the counterparties of the Options when the average price for the current month (as defined by the option contract) is above the strike price of the call option contract.

When the current month put and call option contracts settle and the average price for the current month (as defined by the option contract) is between the strike price of the put option contract and the strike price of the call option contract, no cash is exchanged between the counterparties and us.

The following table presents information about the Options as of December 31, 2011:

	Percentage(a)	North American Weighted-Average Price(b)
		Floor	Ceiling

For the period January 1, 2012 through March 31, 2012	80%	$3.09	$3.15
For the period April 1, 2012 through June 30, 2012	80%	$3.32	$3.38
For the period July 1, 2012 through September 30, 2012	80%	$3.45	$3.51
For the period October 1, 2012 through December 31, 2012	80%	$3.46	$3.52
For the period January 1, 2013 through March 31, 2013	53%	$3.35	$3.41
For the period April 1, 2013 through June 30, 2013	27%	$3.33	$3.39

(a)	Represents the estimated hedge percentage of the Company's forecasted North American earnings subject to fuel price variations at the time of purchase.
(b)	Weighted-average price is the Company's projection of the North American retail price equivalent of the underlying strike price of the fuel price derivatives.

OTHER PAYMENT SOLUTIONS SEGMENT

We issue corporate purchase card, prepaid card and payroll card products as described below. Our corporate purchase card products provide commercial travel and entertainment and purchase capabilities to businesses in industries that can utilize our information management functionality. The corporate purchase card products can be sold jointly with the fleet card product to offer a total payment solution to companies. Additionally, our single use account product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order systems. Our prepaid card products are primarily offered in Australia through our Wright Express Australia Prepaid subsidiary. Our payroll card products are offered through our rapid! PayCard product.

Products and Services

Corporate purchase card

Our corporate purchase card provides commercial travel and entertainment and purchase capabilities to businesses that benefit from our information management functionality. The product can be sold jointly with the fleet card product to offer a total corporate payment solution to companies.

Single use product

Our single use account product allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our single use account product is used for transactions where no card is presented, including, for example, transactions conducted over the telephone, by mail, fax or on the Internet. They also can be used for transactions that require pre-authorization, such as hotel reservations. Under this program, each transaction is assigned a unique account number and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts, tracks, settles and reconciles purchases more easily, creating efficiencies and cost savings for our customers.

Prepaid card

Wright Express Australia Prepaid is a leading prepaid gift card payment solution provider in Australia, with a full-service product offering and a patented technology platform. The prepaid cards are restricted to a single merchant or a limited group of retailers. This category includes gift cards, general purpose prepaid cards and travel cards. Through our website, www.giftvouchers.com®, customers are able to purchase third party retailer gift vouchers that can be redeemed in-store or on-line at retailers' web sites.

Payroll card

Payroll card products, issued through our rapid! PayCard product and using the VISA network, focus on employer payroll programs, providing payroll prepaid cards, e-paystubs and e-W2s in the United States.

Marketing Channels

We market our other payment solutions directly to our customers in conjunction with our fleet offerings, as well as to potential new clients with whom we have no existing relationship. Our corporate purchase products are marketed to commercial and government organizations and we leverage the marketing, advertising and network of MasterCard.

We market our prepaid and corporate incentive payment solutions in Australia directly to a large number of “blue chip” brand stores, government departments and service organizations. Our rapid! PayCard product is marketed to small and medium sized business in the United States, replacing paper employee payroll checks.

OTHER ITEMS

Employees

As of December 31, 2011, Wright Express Corporation and its subsidiaries had 899 employees, of which, 740 were located in the United States. None of our employees are subject to a collective bargaining agreement.

Competition

We have a strong competitive position in our Fleet Payment Solutions and Other Payment Solutions segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in both of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which we form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the small fleet category of our Fleet Payment Solutions segment and in the corporate purchase card category of our Other Payment Solutions segment.

The most significant competitive factors are breadth of features, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”

Technology

We believe investment in technology is a crucial step in maintaining and enhancing our competitive position in the market place. In the United States, our closed loop proprietary software captures comprehensive information from the more than 180,000 domestic fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to avoid dependence on third-party processors in the Fleet Payment Solutions segment and to respond rapidly to changing customer needs with system upgrades and new specifications, while maintaining a secure environment. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

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

Intellectual Property

We rely on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our consultants and corporate partners, and generally control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks primarily in the United States. In addition, we have obtained a provisional patent on our Precision Pay product and have filed an application for a patent on our adjusted odometer reporting product. Wright Express Australia Fuel and Prepaid holds patents which are registered in Australia, as well as in the United Kingdom, Hong Kong and New Zealand. We market our products and services using the Wright Express brand names in the United States and the MotorPass and Motorcharge brand names in Australia.

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

Restrictions on intercompany borrowings and transactions

The FRA restricts the extent to which the Company may borrow or otherwise obtain credit from, sell assets to or engage in certain other transactions with FSC. In general, these restrictions require that any such extensions of credit by FSC to the parent company must be fully secured. There is no limit on those transactions to the extent they are secured by a cash deposit or pledged United States government securities. It is also possible to pledge designated amounts of other specified kinds of collateral if the aggregate of those transactions are limited to 10 percent of FSC’s capital stock and surplus with respect to any single affiliate and to 20 percent of FSC's capital stock and surplus with respect to all affiliates.

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

Restrictions on ownership of Wright Express common stock

FSC, and therefore the Company, is subject to bank regulations that impose requirements on entities that control 10 percent or more of Wright Express common stock. These requirements are discussed in detail in Item 1A under the heading “If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity's ability to vote shares held by it.”

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

Available Information

The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wrightexpress.com. The Company's annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company's Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company's web site, as well.

Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.

The Company’s Internet site and the information contained on it are not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

Risks Relating to Our Company

A significant portion of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our revenues.

As of December 31, 2011, approximately 47 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, part of our revenues are dependent on fuel prices, which are prone to volatility in the United States. For example, we estimate that during 2011, a one cent decline in average fuel prices below average actual prices would have resulted in approximately a $0.8 million decline in 2011 revenue. Declines in the price of fuel could have a material adverse effect on our total revenues.

Fuel prices are dependent on many factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and expectations regarding supply and demand;
•	speculative trading;
•	actions by major oil exporting nations;
•	political conditions in other oil-producing, gas-producing or supply-route countries, including revolution, insurgency, terrorism or war;
•	refinery capacity;
•	weather;
•	the prices of foreign exports and the availability of alternate fuel sources;
•	value of the U.S. dollar versus other major currencies;
•	general worldwide economic conditions; and
•	governmental regulations and tariffs.

Derivative transactions may not adequately stabilize our cash flows and may cause volatility in our earnings.

Because a significant portion of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility in North America by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our "Fuel Price Derivatives" discussion in Item 1. These instruments may expose us to the risk of financial loss if, for example, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services in North America and the percentage based fee we will earn from merchants. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts are recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.

If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.

We are subject to the credit risk of our customers, many of which are small to mid-sized businesses. We use various formulae and models to screen potential customers and establish appropriate credit limits, but these formulae and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our bad debt expense could be significantly higher than it has been in the past.

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

In an increasing interest rate environment, interest expense on the variable rate portion of our borrowings on our credit facility would increase and we may not be able to replace our maturing debt with new debt that carry the same interest rates.

We had $295.3 million of variable interest rate indebtedness outstanding at December 31, 2011, under our credit agreement, of which we had borrowings of $268 million on our credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 150 basis points, and $27 million is based on the prime rate plus 50 basis points. During 2010 we entered into an interest rate swap contract that ends in March 2012 that fixed the interest rate on $150 million of our variable rate revolving credit facility. Rising interest rates would result in reduced net income.

Our industrial bank subsidiary, FSC, uses certificates of deposit and interest-bearing money-market deposits, or collectively Brokered Deposits, to finance payments to major oil companies. Certificate of deposits carry fixed rates from issuance to maturity. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, FSC would not be able to replace maturing deposits with deposits that carry the same interest rates. Rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2011, FSC had outstanding $490.9 million in certificates of deposit maturing within one year and $89.3 million in certificates of deposit maturing within one to two years; and $103.1 million in interest-bearing money market deposits.

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

Our business is dependent on several key strategic relationships, the loss of which could adversely affect our results of operations.

Revenue we received from services we provided to our top five strategic relationships accounted for approximately 21 percent of our total revenues in 2011. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated.

Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected.

We may never realize the anticipated benefits of acquisitions we have completed or may undertake.

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
•

interpretation and application of local laws and regulations including, among others, those impacting anti-money laundering, bribery, financial transaction reporting and positive balance or prepaid cards;

•	enforceability of intellectual property and contract rights;
•	potentially adverse tax consequences;
•	local labor conditions and regulations; and
•	fluctuation in foreign currencies.

We cannot assure you that our investments outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.

We may incur impairment charges on goodwill or other intangible assets.

We account for goodwill in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down could adversely affect our results of operations.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analysis during the fourth quarter of fiscal 2011, we have determined that the fair value of the goodwill or other indefinite-lived intangible assets are greater than their carrying values, thus no impairment charge was recorded. Because the acquisitions of the assets of rapid! Financial Services LLC, or rapid! PayCard, and of RD Card Holdings Australia Pty Ltd. were completed recently, our analysis also indicated that the fair values of rapid! PayCard and Wright Express Australia units closely approximate the carrying value. Although an impairment charge is not warranted at this time, if actual results deteriorate versus our assumptions in the valuation, the potential exists for an impairment in the rapid! PayCard and Wright Express Australia reporting units. Similarly, for all other reporting units, while we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or amortization expense.

Volatility in the financial markets may negatively impact our ability to access credit.

Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our revolving credit facility and term note expire in May 2016 when the outstanding balance will be due. Any limitation of availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.

Volatility in the financial markets may negatively impact FSC’s ability to attract deposits.

Adverse conditions in the credit market may limit FSC’s ability to attract deposits at a time when we would like or need to do so. Any limitation of availability of deposits could have an impact on our ability to finance our domestic accounts receivable which could adversely impact us.

The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.

FSC’s bank regulatory status enables FSC to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis. These funds are used to support our domestic payment processing operations, which require the Company to make payments to fuel and maintenance providers on behalf of fleets. FSC operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. FSC is regulated and examined by the Utah Department of Financial Institutions on the state level, and the Federal Deposit Insurance Corporation on the federal level. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. FSC must be well capitalized and satisfy a range of additional capital requirements. If FSC were to lose its bank charter, Wright Express would either outsource its credit support activities or perform these activities itself, which would subject the Company to the credit laws of each individual state in which Wright Express conducts business. Furthermore, Wright Express could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to Wright Express' operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which the Company conducts business domestically in the future.

We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation.

We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. If “hackers” or other unauthorized persons are successful in penetrating our network security they could misappropriate our proprietary information or cause interruptions in our WEXOnline web site. We are required to expend capital and other resources to protect against the threat of such security breaches, and may be required to expend significant capital and other resources to alleviate problems caused by any such breaches. Moreover, any security breach or inadvertent transmission of information about our customers could expose us to liability in excess of any applicable insurance policies, litigation and/or cause damage to our reputation.

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

We face and expect to continue to face increased levels of competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include the Australian dollar, euro, New Zealand dollar and British pound sterling. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure that fluctuations in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, will not materially affect our financial results.

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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. As we complete acquisitions and expand our business operations both within the United States and internationally, we will need to maintain effective internal controls over financial reporting and disclosure control and procedures. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.

Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting, which may lead to deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

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

Historical transactions involving Avis Budget Group, Inc., or Avis (formerly Cendant Corporation), our former corporate parent, and our other former affiliates such as Realogy Corporation and Wyndham Worldwide Corporation, may be reviewed from time to time by external parties, that may include government regulatory organizations and tax authorities. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis, or its successor or its current or former affiliates, could adversely affect our financial statements.

Risks Relating to Our Common Stock

If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity's ability to vote shares held by it.

As owners of a Utah industrial bank, we are subject to banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of Utah banking authorities and the federal banking regulators. A failure to comply with these requirements could result in sanctions, including the loss of our Utah industrial bank charter. Our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder's ability to vote such shares with respect to any matter subject to a vote of our stockholders.

Provisions in our charter documents, Delaware law and applicable banking law may delay or prevent our acquisition by a third party.

Our certificate of incorporation, by-laws and our rights plan contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and "blank check" preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, and rights to dividends and proceeds in a liquidation that are senior to the common stock, as our board of directors may determine. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 83,500 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Midvale, Utah to support our bank operations and a second call center location. We lease 5,400 square feet in Louisville, Kentucky to support our fleet fuel operations. We lease 10,000 square feet of space in Salem, Oregon to support Pacific Pride. We lease 2,300 square feet of space in Tampa, Florida to support our rapid! PayCard operations. We lease 21,500 square feet of space in Melbourne, Australia to support Wright Express Australia Fuel, 7,400 square feet of space in Sydney, Australia to support Wright Express Australia Prepaid and 2,000 square feet of space in Perth, Australia to support Wright Express Australia Fuel. We lease 13,500 square feet of space in Auckland, New Zealand and 200 square feet of space in Guildford, England to support Wright Express International. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 – Note 17 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2011. From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe the outcome of any of pending litigation will have a material adverse effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market for the Company's common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2010
First quarter	$33.53	$27.63
Second quarter	$35.97	$29.14
Third quarter	$36.58	$28.58
Fourth quarter	$46.97	$35.41

2011
First quarter	$54.35	$45.27
Second quarter	$57.13	$47.03
Third quarter	$54.77	$36.79
Fourth quarter	$56.30	$35.74

As of February 24, 2012, the closing price of our common stock was $63.63 per share, there were 38,691,280 shares of our common stock outstanding and there were 6 holders of record of our common stock.

Dividends

The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends will be (i) dependent upon the Company's results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company's surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.

The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company's leverage ratio is higher than 1.75, the Company may pay no more than $25 million per annum for restricted payments, including dividends.

Share Repurchases

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

October 1 – October 31, 2011	—	$ —	—	$48,633,132
November 1 – November 30, 2011	—	$ —	—	$48,633,132
December 1 – December 31, 2011	—	$ —	—	$48,633,132
Total	—	$ —	—	$48,633,132

(a)

On February 7, 2007, the Company announced a share repurchase program authorizing the purchase of up to $75 million of its common stock over the next 24 months. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors extended the share repurchase program to July 25, 2013. We have been authorized to purchase, in total, up to $150 million of our common stock. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company's management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares  repurchased.

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

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007

Income statement information
Total revenues	$553,076	$390,406	$315,203	$388,159	$336,128
Total operating expenses	$319,752	$239,697	$197,053	$226,727	$184,036
Financing interest expense	$11,676	$5,314	$6,210	$11,859	$12,677
Net realized and unrealized (losses) gains on fuel price derivatives	$(11,869)	$(7,244)	$(22,542)	$55,206	$(53,610)
Net income	$133,622	$87,629	$139,659	$127,640	$51,577
Basic earnings per share	$3.45	$2.28	$3.65	$3.28	$1.29
Weighted average basic shares of common stock outstanding	38,686	38,486	38,303	38,885	40,042

Balance sheet information, at end of period
Total assets	$2,278,060	$2,097,951	$1,499,662	$1,611,855	$1,785,076
Liabilities and stockholders’ equity
All liabilities except preferred stock	$1,568,745	$1,538,944	$1,048,346	$1,307,193	$1,570,817
Preferred stock	—	—	10,000	10,000	10,000
Total stockholders' equity	709,315	559,007	441,316	294,662	204,259

Total liabilities and stockholders’ equity	$2,278,060	$2,097,951	$1,499,662	$1,611,855	$1,785,076

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 Highlights and Year in Review

During 2011, we focused on international growth, growing our domestic customer base and customer retention. Our results for the year were impacted by the following significant events and accomplishments:

•

Total fleet transactions processed increased 15 percent from 2010 to 319.4 million. Payment processing transactions increased 11 percent to 247.9 million, and transaction processing transactions increased 30 percent to 71.5 million. These transactions include a full year of our Wright Express Australia operations, which was acquired on September 14, 2010, as well as the implementation of a significant private label customer in Australia and New Zealand.

•

Our corporate purchase card product grew to $7.8 billion in purchase volume for the year, which is a 76 percent increase from 2010. This increase is primarily due to our single use account product used for online travel-related purchases.

•

On May 23, 2011, we refinanced our 2007 credit facility and 2010 term loan with a new credit agreement. This new credit agreement provided a five year $200 million amortizing term loan facility and a $700 million revolving credit facility.

•	During 2011, we reduced borrowings under our financing facilities by approximately $112 million.

•	We acquired the assets of rapid! PayCard on March 31, 2011, for approximately $18 million.

•

Domestic fuel prices averaged $3.62 per gallon during 2011. Domestic fuel prices averaged $2.84 per gallon during 2010. Australian fuel prices increased 17 percent to $5.47 ($USD) per gallon, from the fourth quarter of the prior year.

Results of Operations

YEAR ENDED DECEMBER 31, 2011, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

FLEET PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands)	2011	2010		Increase (decrease)

Revenues
Payment processing revenue	$293,756	$220,154		33%
Transaction processing revenue	16,553	16,591		—
Account servicing revenue	60,569	39,692		53%
Finance fees	46,084	37,264		24%
Other	19,742	15,538		27%

Total revenues	436,704	329,239		33%

Total operating expenses	244,910	201,547		22%

Operating income	191,794	127, 692		50%

Financing interest expense (a)	(11,676)	(5,314)		(120)%
(Loss) gain on foreign currency transactions	(368)	7,141		NM
Net realized and unrealized losses on domestic fuel price derivative instruments (a)	(11,869)	(7,244)		(64)%
Increase in amount due under tax receivable agreement	(715)	(214)		(234)%

Income before taxes	167,166	122,061		37%
Income taxes	59,925	48,337		24%

Net income	$107,241	$73,724		45%

(in thousands, except per transaction and per gallon data)	2011	2010		Increase (decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	247,928	222,769	(b)	11%
Average expenditure per payment processing transaction	$71.73	$56.25	(b)	28%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.62	$2.84		27%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.47	$4.70		16%

Transaction processing revenue:
Transaction processing transactions	71,501	54,980		30%

Account servicing revenue:
Average number of vehicles serviced	6,322	5,580	(b)	13%

NM – Not Meaningful

(a) As described in Item 8—Note 20 to our Financial Statements, financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

(b) Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for 2010 have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings. 2010 data has also been updated to remove non-fuel payment processing transactions from Wright Express Australia operations.

Revenues

Payment processing revenue increased $73.6 million for 2011, as compared to 2010. Approximately $44.7 million of this increase is due to a 27 percent increase in the average domestic price per gallon of fuel. Also contributing to the increase is the increase in the number of domestic payment processing transactions, which contributed approximately $12.7 million. The remaining variance is primarily due to our acquisition of Wright Express Australia Fuel, acquired late in the third quarter of 2010.

Account servicing revenue increased $20.9 million for 2011, as compared to 2010. Approximately $18.5 million of the increase is due to Wright Express Australia Fuel activity. The remaining increase is primarily due to monthly fees received for our WEXSmart product line. A greater proportion of Wright Express Australia Fuel revenues is attributable to monthly servicing fees than is experienced in the United States.

Our finance fees have increased $8.8 million for 2011, as compared to 2010. Payments for customer receivables are due within thirty days or less. Finance fee revenue is earned when a customer’s receivable balance becomes delinquent. The finance fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Finance fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The change in 2011 is primarily due to higher accounts receivable balances, as a result of higher fuel prices and transaction volumes, resulting in an increase of approximately $5.2 million over 2010. The remainder of the increase, approximately $3.6 million, was due to the operations of Wright Express Australia Fuel which was acquired late in the third quarter of 2010.

Other revenue increased $4.2 million for 2011, as compared to 2010. Approximately $2.2 million of this increase is due to our acquisition of Wright Express Australia Fuel, acquired late in the third quarter of 2010. Also contributing to the increase was $1.2 million of additional sales of WEXSmart telematics units during 2011, as compared to 2010.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2011	2010	Increase (decrease)

Expense
Salary and other personnel	$93,876	$82,445	14%
Service fees	$21,926	$20,750	6%
Provision for credit loss	$26,625	$18,747	42%
Depreciation and amortization	$39,904	$28,331	41%
Operating interest expense	$4,488	$4,494	—
Other expense	$12,791	$8,658	48%

•

Salary and other personnel expenses increased $11.4 million for 2011, as compared to 2010. Salary expenses related to our Australian operations increased by approximately $6.7 million compared to the prior year, as we had a full year of operation in 2011 compared to 2010. Salary expense associated with our stock compensation plans and the annual bonus incentive increased approximately $2.5 million as compared to 2010. The remaining increase is primarily due to annual salary and benefit increases.

•

Service fees increased $1.2 million during 2011, as compared to 2010. Service fees associated with the WEXSmart product line increased $1.3 million over the prior year due to additional units sold. Operations at Wright Express Australia, which was acquired late in the third quarter of 2010, resulted in an increase of service fees of $3.4 million, as compared to the prior year. Offsetting these increases were the fees incurred in 2010 related to the acquisition of Wright Express Australia.

•

Provision for credit loss increased $7.9 million for 2011, as compared to 2010. Domestic credit loss increased by approximately $6.0 million as compared to 2010. This increase is primarily associated with higher levels of domestic customer spend throughout the year, associated with the increase in fuel prices. A full year of operations of Wright Express Australia, acquired late in the third quarter of 2010, contributed $1.9 million of the increase. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend remained flat at 14.9 basis points for both 2011 and 2010.

•

Depreciation and amortization expenses increased $11.6 million for 2011, as compared to 2010. This increase is primarily due to approximately $8.8 million of additional amortization associated with the intangible assets related to the acquisition of RD Card Holdings Australia Pty Ltd, acquired late in the third quarter of 2010.

•

Operating interest expense is interest on our certificates of deposit and interest-bearing money market deposits (collectively, “Brokered Deposits”), as well as interest on borrowed federal funds, which we use to finance the receivables arising from our domestic payment processing transactions. This interest expense for 2011 remained relatively flat as compared to 2010. Our average debt balance for 2011 totaled $695.7 million as compared to our average debt balance of $527.3 million for 2010. The impact of the increase in the average debt balance was essentially offset by lower interest rates on the debt.

•

Other expense increased $4.1 million for 2011, as compared to 2010. Approximately $1.3 million of this increase is due to a full year of operations of Wright Express Australia acquired late in the third quarter of 2010. The remaining increase over 2010 is primarily due to special projects and customer incentives.

Financing interest expense is related to our current Credit Agreement as well as our 2007 credit facility and 2010 term loan. Interest expense for 2011 increased $6.4 million from 2010, due to an increase in the average outstanding balance on our financing debt. The increase in our financing debt occurred during the second half of 2010 in conjunction with our acquisition and funding of operations for Wright Express Australia. Finance interest expense is also impacted by our consolidated leverage ratio, which increased subsequent to the 2010 acquisition. Finance interest expense also includes approximately $0.7 million in unamortized loan costs that was expensed at the time the 2007 credit facility was replaced.

Our effective tax rate was 35.9 percent for 2011 and 39.6 percent for 2010. The decrease in the effective tax rate compared to the prior year is primarily due to non-deductible acquisition expenses associated with our Australian acquisition in 2010, and our decision to indefinitely reinvest our Australian profits outside the United States in 2011. We are aware that during the fourth quarter of 2011, proposed changes to Australia tax consolidation laws were announced, such changes could impact the deductibility of approximately $68 million in amortization expense in Australia and hence have a one-time impact on our recorded tax rate in the coming year.

Gain on foreign currency transactions

During 2010, in anticipation of our closing of the acquisition of RD Card Holdings Australia Pty Ltd, the Company purchased $365 million Australian dollars during the month of August. The exchange rate moved in our favor during the remainder of 2010, resulting in a currency gain of approximately $7.1 million during 2010. No such activity was recorded in 2011, as the Australian dollars were used to complete the acquisition of RD Card Holdings Australia Pty Ltd in 2010.

Fuel price derivatives

We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. During 2011 we recorded a loss of $11.8 million, consisting of a realized loss of $22.7 million and an unrealized gain of $10.9 million. During 2010 we recorded a loss of $7.2 million, consisting of a realized gain of $9.8 million and an unrealized loss of $17.0 million. The increase in losses is due to the overall increase in the price of fuel relative to our hedged fuel prices.

OTHER PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2011	2010	Increase (decrease)

Revenues
Payment processing revenue	$77,570	$46,034	69%
Transaction processing revenue	8,185	2,935	179%
Account servicing revenue	3,432	753	356%
Finance fees	731	497	47%
Other	26,454	10,948	142%

Total revenues	116,372	61,167	90%

Total operating expenses	74,842	38,146	96%

Operating income	41,530	23,021	80%

Loss on foreign currency transactions	(91)	—	—

Income before income taxes	41,439	23,021	80%

Income taxes	15,058	9,116	65%

Net income	$26,381	$13,905	90%

(in thousands)	2011	2010	Increase (decrease)

Key operating statistics
Payment processing revenue:
Corporate purchase card volume	$7,759,466	$4,414,145	76%

Payment processing revenue increased approximately $31.5 million over 2010, primarily due to additional business derived from our single use account product. Our corporate purchase card volume grew by over $3.3 billion in 2011 compared to 2010.

Transaction processing revenue increased approximately $5.2 million over 2010, primarily due to the transaction based fees from Wright Express Australia Prepaid commencing with operations after our acquisition late in the third quarter of 2010.

Account servicing revenue increased approximately $2.7 million over 2010. Approximately $2.0 million of this increase is due to the rapid! PayCard operations, acquired late in the first quarter of 2011. The remaining increase is due to operations at our Wright Express Australia Prepaid subsidiary, acquired late in the third quarter of 2010.

Other revenue increased $15.5 million over 2010, as the volume of cross-border fees increased over the prior year. This increase is offset by an increase in associated service fees expense.

Operating expenses increased by $36.7 million during 2011 primarily due to the following:

•	Service fees increased by $22.7 million as compared to 2010 due to higher fees associated with higher overall purchase volume.

•	Salary and other personnel expenses increased $5.8 million as compared to 2010 primarily due to additional payroll costs assumed upon the acquisition of Wright Express Australia Prepaid.

•

Depreciation and amortization expenses increased $3.9 million for 2011, as compared to 2010. This increase is primarily due to approximately $2.5 million of additional amortization associated with the intangible assets related to the purchase of RD Card Holdings Australia Pty Ltd, acquired late in the third quarter of 2010. The remaining increase is due to additional assets placed into service.

•	Technology leasing and support expenses increased $2.6 million for 2011, as compared to 2010. This increase is primarily related to the volume increase in our corporate purchase card products.

YEAR ENDED DECEMBER 31, 2010, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

FLEET PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands)	2010		2009	Increase (decrease)

Revenues
Payment processing revenue	$220,154		$179,509	23%
Transaction processing revenue	16,591		17,532	(5)%
Account servicing revenue	39,692		36,943	7%
Finance fees	37,264		32,321	15%
Other	15,538		11,691	33%

Total revenues	329,239		277,996	18%

Total operating expenses	201,547		173,417	16%

Operating income	127,692		104,579	22%

Financing interest expense (a)	(5,314)		(6,210)	(14)%
Gain (loss) on foreign currency transactions	7,141		(40)	NM
Gain on settlement portion of amounts due under tax receivable agreement	—		136,485	NM
Net realized and unrealized losses on fuel price derivative instruments	(7,244)		(22,542)	(68)%
Increase in amount due under tax receivable agreement	(214)		(599)	(64)%

Income before taxes	122,061		211,673	(42)%
Income taxes	48,337		80,436	(40)%

Net income	$73,724		$131,237	(44)%

(in thousands, except per transaction and per gallon data)	2010		2009	Increase (decrease)
Key operating statistics
Payment processing revenue:
Payment processing transactions	222,769	(b)	204,147	9%
Average expenditure per payment processing transaction	$56.25	(b)	$48.71	15%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.84		$2.39	19%
Average price per gallon of fuel – Australia – ($USD/gal)	$4.70		$—	—

Transaction processing revenue:
Transaction processing transactions	54,980		55,921	(2)%

Account servicing revenue:
Average number of vehicles serviced	5,580	(b)	4,648	20%

NM – Not Meaningful

(a) As described in Item 8—Note 20 to our Financial Statements, financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

(b) Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for 2010 have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings. 2010 data has also been updated to remove non-fuel payment processing transactions from Wright Express Australia operations.

Revenues

Payment processing revenue increased $40.6 million for 2010, as compared to 2009. Approximately $29 million of this increase was due to a 19 percent increase in the average price per gallon of fuel. Also contributing to the increase was the increase in the number of domestic payment processing transactions, which contributed approximately $5.9 million. The remaining variance was primarily due to our acquisition of Wright Express Australia Fuel.

Account servicing revenue increased $2.7 million for 2010, as compared to 2009. Approximately $6.5 million of the increase was due to Wright Express Australia Fuel activity, offset by a decrease in revenues from software development activity. A greater proportion of Wright Express Australia Fuel revenues was attributable to monthly servicing fees than is experienced in the United States.

Our finance fees increased $4.9 million for 2010, as compared to 2009. The change in the period was primarily due to higher accounts receivable balances, as a result of higher fuel prices and transaction volumes.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2010	2009	Increase (decrease)

Expense
Salary and other personnel	$82,445	$72,256	14%
Service fees	$20,750	$12,895	61%
Provision for credit loss	$18,747	$15,854	18%
Depreciation and amortization	$28,331	$21,721	30%
Operating interest expense	$4,494	$8,702	(48)%

•

Salary and other personnel expenses increased $10.2 million for 2010, as compared to 2009. Salary expenses related to our international operations increased by approximately $4.6 million as compared to 2009. The increase in domestic salary expense was due to additional expense associated with our commissions, stock compensation plans and the annual bonus incentive, which increased approximately $1.0 million as compared to 2009. The remaining increase was due to additional contractor expense, annual salary and benefit increases and employee travel.

•	Service fees increased $7.9 million during 2010, as compared to 2009. The increase in fees was primarily related to the acquisition costs of RD Card Holdings Australia Pty Ltd.

•

Provision for credit loss increased $2.9 million for 2010, as compared to 2009. The increase was associated with higher levels of expenditures throughout the year. Our credit losses as a percentage of expenditures declined from 15.9 basis points in 2009 to 14.9 basis points in 2010.

•

Depreciation and amortization expenses increased $6.6 million for 2010, as compared to 2009. This increase was primarily due to approximately $5 million of additional amortization associated with the intangible assets related to the acquisition of RD Card Holdings Australia Pty Ltd. The remaining difference was due to additional depreciation on assets placed into service in 2010.

•

Operating interest expense is interest on our Brokered Deposits and borrowed federal funds. This interest expense decreased $4.2 million during 2010, as compared to 2009. We finance the receivables arising from our domestic payment processing transactions with our operating debt (deposits and borrowed federal funds). Our average debt balance for 2010 totaled $527.3 million as compared to our average debt balance of $434.5 million for 2009. While this increase in borrowings resulted in approximately a $2 million increase in operating interest, our weighted average interest rates decreased to 1.0 percent in 2010 from 2.2 percent in 2009. The decrease in interest rates reduced operating interest expense year over year by approximately $6 million.

Financing interest expense was related primarily to our revolving credit facility. Interest expense for 2010 decreased $0.9 million from 2009, due to lower interest rates and a reduction in the outstanding balance on our revolving credit facility during a majority of 2010. The increase in our financing debt occurred during the second half of 2010 in conjunction with our acquisition and funding of operations for Wright Express Australia.

Our effective tax rate was 39.6 percent for 2010 and 38.0 percent for 2009. The 2010 provision for income taxes reflects income tax benefits on losses in foreign jurisdictions as opposed to the 2009 provision that reflects losses incurred in foreign jurisdictions where no benefits were recognized.

Gain on foreign currency transactions

In anticipation of our closing of the acquisition of RD Card Holdings Australia Pty Ltd, the Company purchased $365 million Australian dollars in August 2010. The exchange rate moved in our favor during the remainder of 2010, resulting in a currency gain of approximately $7.1 million for that year.

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

OTHER PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2010	2009	Increase (decrease)

Revenues
Payment processing revenue	$ 46,034	$ 33,090	39%
Transaction processing revenue	2,935	—	—
Account servicing revenue	753	58	1,198%
Finance fees	497	495	—
Other	10,948	3,564	207%

Total revenues	61,167	37,207	64%

Total operating expenses	38,146	23,636	61%

Operating income	23,021	13,571	70%
Income taxes	9,116	5,149	77%

Net income	$ 13,905	$ 8,422	65%

(in thousands)	2010	2009	Increase (decrease)

Key operating statistics
Payment processing revenue:
Corporate purchase card volume	$ 4,414,145	$ 3,082,779	43%

Payment processing revenue increased approximately $12.9 million in 2010 over 2009, primarily due to additional business derived from our single use account product. Our corporate purchase card volume grew by over $1.3 billion in 2010 compared to 2009.

Transaction processing revenue is a result of the transaction based fees from Wright Express Australia Prepaid commencing with operations after our acquisition on September 14, 2010.

Other revenue increased during 2010 as the volume of cross-border fees increased over 2009. This increase was partially offset by an increase in associated service fees expense.

Operating expenses increased by $14.5 million during 2010 primarily due to the following:

•	Service fees increased by $10.8 million as compared to 2009 due to cross-border fees and other fees associated with the higher purchase volume.

•	Salary and other personnel expenses increased $2.0 million primarily due to additional payroll costs assumed upon the acquisition of Wright Express Australia Prepaid.

•	Operating interest decreased $0.7 million as compared to 2009, primarily due to lower interest rates.

•

Credit loss reserve expense decreased $0.7 million. We measure our credit loss performance by calculating credit losses as a percentage of total card purchases. This metric for credit losses was 2.4 basis points of total corporate purchase card volume for 2010 compared to 6.0 basis points for 2009.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

We focus on management operating cash as the primary measure we use internally to monitor cash flow performance from our core operations and we believe it is a key element in achieving maximum stockholder value. Our industrial bank subsidiary, FSC, utilizes Brokered Deposits as well as borrowed federal funds to finance our domestic accounts receivable. Since Brokered Deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, we consider Brokered Deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by (used for) operating activities as presented on the consolidated statement of cash flows in accordance with GAAP.

The table below reconciles net cash provided by (used for) operating activities to management operating cash:

	Year ended December 31,
(in thousands)	2011	2010	2009

Net cash provided by (used for) operating activities	$51,168	$(10,550)	$(33,167)
Net increase (decrease) in Brokered Deposits	163,853	106,504	(116,859)
Net (decrease) increase in borrowed federal funds	(52,584)	(12,238)	71,723

Management operating cash	$162,437	$83,716	$(78,303)

The change in management operating cash in the comparative periods can be explained as follows:

•

During 2011, our increase in accounts receivable, net of the account receivable balance acquired with the acquisition of rapid! PayCard, as well as acquisition adjustments to RD Card Holdings Australia Pty Ltd., is funded by operating activities as well as a $111 million overall increase in borrowed federal funds and Brokered Deposits. Accounts receivable increased in 2011 over 2010 as a result of increased customer spend levels, due to higher fuel prices.

•

During 2010, our increase in accounts receivable, net of the account receivable balance acquired with the Acquisition of RD Card Holdings Australia Pty Ltd. is funded by operating activities as well as a $94 million overall increase in borrowed federal funds and Brokered Deposits. Accounts receivable increased over the prior year as a result of increased customer spend, due to higher fuel prices.

•

At the end of 2008, FSC was overfunded by approximately $140 million. This overfunding was the result of lower receivable balances brought about by the rapid decline in fuel prices during the second half of 2008. During the first quarter of 2009 this overfunding was eliminated. Hence, there was a significant decrease in outstanding Brokered Deposits. Additionally, during the second quarter of 2009, we prepaid a portion of our liabilities under our tax receivable agreement for $51 million, which resulted in a non-cash pre-tax gain of approximately $136 million.

2011 Highlights

•	During 2011, we entered into a new credit facility and paid down $112 million of our financing debt.

•

On March 31, 2011, we completed the acquisition of the assets of rapid! PayCard for approximately $18 million, which includes a $10 million projected earn-out payment at the end of the first quarter of 2012. The acquisition was funded through our revolving credit facility and term loan.

•

During 2011, we had approximately $25 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality in the United States and abroad. We expect total capital expenditures for 2012 to be approximately $28 to $32 million. Our capital spending is financed primarily through internally generated funds.

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

Management Operating Cash

Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). In order to reconcile from management operating cash to the classifications of cash flow activities presented on our consolidated statement of cash flows, we have adjusted our cash flows from financing activities for the changes in Brokered Deposits and borrowed federal funds.

FSC issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.30 percent to 1.60 percent as of December 31, 2011, as compared to fixed interest rates ranging from 0.25 percent to 1.95 percent as of December 31, 2010, and 0.35 percent to 4.00 percent as of December 31, 2009. FSC also issues interest-bearing money market deposits with variable interest rates ranging from 0.60 percent to 0.73 percent as of December 31, 2011, as compared to variable interest rates ranging from 0.40 percent to 0.60 percent as of December 31, 2010. We did not have any interest-bearing money market deposits as of December 31, 2009. As of December 31, 2011, we had approximately $683.3 million of Brokered Deposits outstanding at a weighted average interest rate of 0.68 percent, compared to $520.4 million of Brokered Deposits at a weighted average interest rate of 0.90 percent as of December 31, 2010, and approximately $415.0 million of Brokered Deposits outstanding at a weighted average interest rate of 1.25 percent as of December 31, 2009.

FSC may issue Brokered Deposits without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2011, all Brokered Deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence. Interest-bearing money market funds may be withdrawn at any time. We believe that our Brokered Deposits are paying competitive yields and that there continues to be consumer demand for these instruments.

Non-interest bearing deposits are required for certain customers as collateral for their credit accounts. We had $10.4 million of these deposits on hand at December 31, 2011, $9.4 million at December 31, 2010, and $8.3 million at December 31, 2009.

FSC also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $140 million during 2011 and 2010, and $155 million during 2009.

Liquidity

General

In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to finance fees based upon the outstanding customer receivable balance. At December 31, 2011, approximately 97 percent of the outstanding balance of $1.3 billion was current and approximately 99 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from approximately 350,000 customers across a wide range of industries. No customer makes up more than 4 percent of the outstanding receivables at December 31, 2011.

Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments to merchants for other payment solutions, payments on maturing and withdrawals of Brokered Deposits and borrowed federal funds, interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. FSC is responsible for the majority of domestic payments to major oil companies, merchants, and payments on maturing and withdrawals of Brokered Deposits and borrowed federal funds. FSC can fund our short-term domestic cash requirements through the issuance of Brokered Deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Under FDIC regulations, FSC may not pay any dividend if, following the payment of the dividend, FSC would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.

Our Credit Arrangements

On May 23, 2011, we entered into a Credit Agreement (the “Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement is secured by pledges of the stock of our foreign subsidiaries. The Credit Agreement provides for a five-year $200 million amortizing term loan facility and a five-year $700 million revolving credit facility with a $100 million sublimit for letters of credit and a $20 million sublimit for swingline loans. Term loan payments in the amount of $2.5 million were due beginning on June 30, 2011, and thereafter on the last day of each September, December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150 million is due. As of December 31, 2011, we had $295.3 million of loans outstanding under the Credit Agreement. As of December 31, 2011, we also had approximately $4.3 million in letters of credit outstanding. Accordingly, at December 31, 2011, we had $592.8 million of availability under the Credit Agreement, subject to the covenants as described below. In conjunction with the establishment of the new credit facility, we capitalized approximately $6.2 million of deferred loan costs in association with this borrowing and wrote-off approximately $0.7 million of previous issuance costs.

Proceeds from the new credit facility were used to repay our indebtedness under the 2007 credit facility with a lending syndicate, and indebtedness under the 2010 term loan facility with a bank. The 2011 Credit Agreement funding is available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.

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

Our Credit Agreement contains various financial covenants requiring us to maintain certain financial ratios. Specifically, it limits us to a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The Credit Agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.

In addition to the financial covenants, the Credit Agreement contains various customary restrictive covenants that limit our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. FSC is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2011, and expect to continue to be in compliance.

We have entered into an interest rate swap arrangements which effectively converts $150 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 0.56 percent. This arrangement will expire in March of 2012. We regularly review our projected borrowings under our credit facility and the current interest rate environment to determine if additional swaps should be executed.

Other Liquidity Matters

We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives are entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The current fuel price is essentially in the collar range set in the previous year. As a result, we have a net liability related to these derivatives of approximately $5 thousand. During the course of the year we paid $22.7 million from the settlement of expiring derivative contracts.

Our long-term cash requirements, apart from amounts owing on our Credit Agreement, consist primarily of amounts due to Wyndham as part of our tax receivable agreement. As a consequence of our separation from Avis, we increased the tax bases of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us to reduce the amount of future tax payments to the extent that we generate sufficient taxable income. We were contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. In 2009 we entered into a Tax Receivable Prepayment Agreement to settle a portion of the obligation with one of Avis’ successors. These obligations were previously valued at $187.5 million and this transaction resulted in a gain of $136.5 million. As a result we are now entitled to receive, without obligation to a third party, approximately 68 percent of the future estimated tax benefit of the Tax Basis Increase. This will be reflected over time in increases in operating cash.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $6.0 million at December 31, 2011, and $1.5 million at December 31, 2010. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

We currently have authorization from our Board to purchase up to $150 million of our common stock up to July of 2013. Through December 31, 2011, we have used $101.4 million of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our credit facility. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

We have the following off-balance sheet arrangements as of December 31, 2011:

•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•

Extension of credit to customers.  We have entered into commitments to extend credit in the ordinary course of business. We had approximately $4.1 billion of commitments to extend credit at December 31, 2011, as part of established customer agreements. These amounts may increase or decrease during 2012 as we increase or decrease credit to customers, subject to our appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•

Letters of credit.  We are required to post collateral to secure our fuel price sensitive derivative instruments based on any unrealized loss, less any unsecured credit granted by our counter party. At December 31, 2011 we posted a $2.0 million letter of credit under the terms of our fuel derivative program. We have also posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

Contractual Obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2011, for the periods specified:

(in thousands)	2012	2013	2014	2015	2016 and Thereafter	Total

Operating leases:
Facilities	$4,309	$4,269	$4,186	$3,870	$8,945	$25,579
Equipment, including vehicles	4,144	2,980	2,870	2,171	4,156	16,321
Revolving line-of-credit (a)	102,800	—	—	—	—	102,800
Term Loan	10,000	10,000	10,000	10,000	152,250	192,250
Interest payments on term loan	3,389	3,209	3,030	2,850	1,020	13,498
Tax receivable agreement	8,859	8,980	9,359	10,252	55,313	92,763
Deposits	604,394	89,260	—	—	—	693,654
Borrowed federal funds	6,900	—	—	—	—	6,900
Interest rate swap arrangements (b)	95	—	—	—	—	95
Fuel price derivative contracts	1,405	—	—	—	—	1,405
Contingent Obligation	9,325	—	—	—	—	9,325

Total	$755,620	$118,698	$29,445	$29,143	$221,684	$1,154,590

(a)	Our credit facility is set to expire in May of 2016. Amounts in table exclude interest payments. See Item 8 – Note 11, Financing Debt.
(b)	Payments on interest rate swap arrangements have been estimated using the December 31, 2011 LIBOR rates. Any change to this rate will impact future payments.
(c)	During the second quarter of 2012, we expect to pay the remaining purchase price of the rapid! PayCard acquisition.

At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with uncertain tax liabilities; therefore, such amounts are not included on the above contractual obligations table.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. Preparation of these financial statements requires us to make estimates and judgments that affect reported amounts of assets and liabilities, revenue and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. We continually evaluate our judgments and estimates in determination of our financial condition and operating results. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management's most subjective judgments. Our consolidated financial statements are based on the selection and application of critical accounting policies and estimates, the most significant of which are included in the tables below.

Reserve for Credit Losses

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The reserve for losses relating to accounts receivable represents management's estimate of the losses inherent in the Company's outstanding portfolio of receivables. The reserve for credit losses reduces the Company's accounts receivable balances as reported in its financial statements to the net realizable value.

Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. Reserves for losses on these receivables are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (i.e. current, 30 days, 60 days, 90 days) over historical periods including average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due or declaration of bankruptcy by the customer.

The reserve reflects management's judgment regarding overall reserve adequacy. Management considers whether to adjust the reserve that is calculated by the analytic model based on other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management's judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable.

As of December 31, 2011, we have estimated a reserve for credit losses which is 0.9 percent of the total gross accounts receivable balance. An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $6.7 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.3 percent of the total receivable.

Deferred Tax Asset Valuation and Undistributed Foreign Earnings

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities in the different jurisdictions in which it operates. Future realization of the tax benefit of existing deductible temporary differences is contingent upon our ability to generate sufficient future taxable income within the carry back and carry forward periods available under the tax law in each of the relevant jurisdictions.

No valuation allowances have been established at this time as management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The Company regularly reviews its deferred tax assets for recoverability by jurisdiction. Management's determination of whether an allowance is required is based on historical taxable income or loss, projected future taxable income or loss, the expected timing of the reversals of existing temporary differences and the implementation of tax planning strategies.

Management also periodically reviews its international tax planning strategies. Assumptions about whether or not foreign earnings will be repatriated significantly impact the Company’s overall tax rate.

If the Company is unable to generate sufficient future taxable income, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, the Company may be required to establish valuation allowances against its deferred tax assets.

At December 31, 2011, the Company had approximately $1,081 million of gross deferred tax assets, of which 98 percent is in the United States. These deferred tax assets consisted primarily of temporary differences related to tax deductible goodwill. The Company also had gross deferred tax liabilities of approximately $301 million primarily consisting of temporary non-tax deductible goodwill with an indefinite reversal period all in the United States.

A determination that no deferred tax assets would be realized at December 31, 2011, would require the establishment of valuation allowances determined without regard to existing deferred tax liabilities with indefinite reversal periods. This would increase the provision for income taxes by approximately $244 million.

However, this exposure is somewhat mitigated on the Company’s financial statements because of the terms of the tax receivable agreement with Wyndham. To the extent that the Company is unable to utilize the tax benefits created as a consequence of the Company's separation from Avis, as modified by the June 26, 2009 Ratification Agreement, the Company would realize a gain of approximately $75 million due to the reduction of the estimated future payments to Wyndham. Therefore, a valuation allowance against 100% of our deferred tax assets coupled with a like judgment concerning the likelihood of the payment of amounts owing to Wyndham, would decrease net income by approximately $169 million.

Acquired Intangible Assets and Goodwill

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. Acquired intangible assets result from the allocation of the cost of an acquisition. These acquired intangibles include assets that amortize, primarily software and customer relationships, and those that do not amortize, specifically trademarks and certain trade names. The annual review of goodwill and non-amortizing intangibles values is performed as of October 1 of each year.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, based on the Company's cost of capital or reporting unit-specific economic factors. We generally validate the model by considering other factors such as the fair value of comparable companies, if available, to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

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

As of December 31, 2011, the Company had an aggregate of approximately $659 million on its balance sheet related to goodwill and intangible assets of acquired entities. Our analysis indicates that the calculated fair value of our reporting units exceed their carrying values as of December 31, 2011. As noted in section 1A, because the acquisitions of rapid! Financial Services LLC (“rapid! PayCard”) and RD Holdings (“Wright Express Australia”) were completed recently, our analysis also indicated that the fair values of the rapid! PayCard and Wright Express Australia units closely approximate the carrying value. Although an impairment charge is not warranted at this time, if actual results deteriorate versus our assumptions in the valuation, the potential exists for an impairment in the rapid! PayCard and Wright Express Australia reporting units. Similarly, for all other reporting units, while we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or amortization expense.

Valuation of Derivatives

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The Company has entered into several financial arrangements that are considered to be derivative transactions. Where the Company has entered into fuel price derivatives, no hedging relationship has been designated. Accordingly, when the derivatives are marked to their market value, the related gains or losses are recognized currently in earnings.

	None of the derivatives that exist have readily determinable fair market values. Management determines fair value through alternative valuation approaches, primarily modeling that considers the value of the underlying index or commodity (where appropriate), over-the-counter market quotations, time value, volatility factors and counterparty credit risk. On a periodic basis, management reviews the statements provided by the counterparty to ensure the fair market values are reasonable when compared to the one it derived.	As of December 31, 2011, the Company had established that the net fair value of the derivatives was a liability of less than $1 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives. Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

Changes to Accounting Policies

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments.

Interest Rate Risk

At December 31, 2011, we had borrowings of $295.3 million under our credit facility that bore interest at variable rates. During 2010 we entered into an interest rate swap contract that ends in March 2012 that fixed the interest rate on an additional $150 million of our variable rate revolving credit facility. We periodically review our projected borrowing under our credit facility and the current interest rate environment in order to ascertain whether additional swaps should be entered into to either increase our coverage of our overall borrowings or extend the period which our hedges cover.

At December 31, 2011, we had FSC deposits (includes certificates of deposits, interest bearing money market deposits and borrowed federal funds) outstanding of $690.2 million. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.

The following table presents the impact of changes in LIBOR on interest expense on our revolving credit facility and term loan for 2011 on the principal outstanding under the credit facility, as well as the impact of changes in interest rates on certificates of deposits, interest bearing money market deposits and borrowed federal funds:

(in thousands)	Impact(a)

Projected annual financing interest expense on credit agreement borrowings (assumes one-month LIBOR plus 150 basis points equal to 1.79530%)	$5,302

Increase of:
1.00%	$2,953
2.00%	$5,906
5.00%	$14,765

Projected annual operating interest expense on FSC deposits (certificates of deposits at 0.68%, interest bearing money market deposits at 0.69% and borrowed federal funds at 0.35%)	$4,681

Increase of:
1.00%	$6,902
2.00%	$13,804
5.00%	$34,510

(a) Changes	to interest expense presented in this table are based on interest payments are based on outstanding balance and rate at December 31, 2011.

Commodity Price Risk

As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in North American fuel prices. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2013. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.

The following table presents information about the Options:

(in thousands except per gallon data)
			December 31, 2011
	Put Option Strike Price of Underlying (per gallon) (a)	Call Option Strike Price of Underlying (per gallon) (a)	Aggregate Notional (gallons) (b)	Fair Value

Fuel price derivative instruments – unleaded fuel – wholesale strike price

Options settling October 2012 – June 2013	$2.540	$2.600	6,857	$280
Options settling July 2012 – March 2013	$2.650	$2.665	7,108	573
Options settling April 2012 – December 2012	$2.932	$2.992	7,666	2,437
Options settling January 2012 – September 2012	$2.608	$2.668	7,816	(407)
Options settling October 2011 – June 2012	$2.247	$2.307	4,573	(1,893)
Options settling July 2011 – March 2012	$2.176	$2.236	2,190	(970)

Total fuel price derivative instruments – unleaded fuel			36,210	$20

Fuel price derivative instruments – diesel fuel – retail strike price

Options settling October 2012 – June 2013	$3.835	$3.895	3,081	$413
Options settling July 2012 – March 2013	$3.792	$3.852	3,193	134
Options settling April 2012 – December 2012	$4.061	$4.121	3,444	1,093
Options settling January 2012 – September 2012	$3.695	$3.755	3,511	(238)
Options settling October 2011 – June 2012	$3.293	$3.353	2,055	(927)
Options settling July 2011 – March 2012	$3.239	$3.299	984	(500)

Total fuel price derivative instruments – diesel			16,268	$(25)

Total fuel price derivative instruments			52,478	$(5)

(a) The

settlement of the Options is based upon the New York Mercantile Exchange's New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy's weekly retail on-highway diesel fuel price for the month.

(b) The	Options settle on a monthly basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wright Express Corporation

South Portland, Maine

We have audited the accompanying consolidated balance sheets of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wright Express Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, MA

February 28, 2012

WRIGHT EXPRESS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2011	2010

Assets
Cash and cash equivalents	$25,791	$18,045
Accounts receivable (less reserve for credit losses of $11,526 in 2011 and $10,237 in 2010)	1,323,915	1,160,482
Income taxes receivable	7,755	—
Available-for-sale securities	17,044	9,202
Fuel price derivatives, at fair value	410	—
Property, equipment and capitalized software, net	62,078	60,785
Deferred income taxes, net	143,524	161,156
Goodwill	549,504	537,055
Other intangible assets, net	109,656	124,727
Other assets	38,383	26,499

Total assets	$2,278,060	$2,097,951

Liabilities and Stockholders’ Equity
Accounts payable	$409,226	$379,855
Accrued expenses	54,738	41,133
Income taxes payable	—	3,638
Deposits	693,654	529,800
Borrowed federal funds	6,900	59,484
Revolving line-of-credit facilities and term loan	295,300	407,300
Amounts due under tax receivable agreement	92,763	100,145
Fuel price derivatives, at fair value	415	10,877
Other liabilities	15,749	6,712

Total liabilities	1,568,745	1,538,944

Commitments and contingencies (Note 17)

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,252 in 2011 and 41,924 in 2010 shares issued; 38,765 in 2011 and 38,437 in 2010 shares outstanding	423	419
Additional paid-in capital	146,282	132,583
Retained earnings	633,389	499,767
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	200	92
Net unrealized loss on interest rate swaps	(60)	(368)
Net foreign currency translation adjustment	30,448	27,881

Accumulated other comprehensive income	30,588	27,605

Less treasury stock at cost; 3,566 shares in 2011 and 2010	(101,367)	(101,367)

Total stockholders' equity	709,315	559,007

Total liabilities and stockholders’ equity	$2,278,060	$2,097,951

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009

Revenues
Fleet payment solutions	$436,704	$329,239	$277,996
Other payment solutions	116,372	61,167	37,207

Total revenues	553,076	390,406	315,203

Expenses
Salary and other personnel	104,610	87,364	75,123
Service fees	70,202	46,368	27,666
Provision for credit losses	27,527	19,838	17,715
Technology leasing and support	15,423	12,881	9,327
Occupancy and equipment	11,803	8,654	8,718
Advertising	9,713	8,118	4,974
Marketing	3,240	2,197	2,737
Postage and shipping	4,325	3,413	3,105
Communications	5,115	3,631	2,703
Depreciation and amortization	45,369	29,893	21,930
Operating interest expense	5,453	5,370	10,253
Other	16,972	11,970	12,802

Total operating expenses	319,752	239,697	197,053

Operating income	233,324	150,709	118,150

Financing interest expense	(11,676)	(5,314)	(6,210)
Net (loss) gain on foreign currency transactions	(459)	7,145	(40)
Gain on settlement of portion of amounts due under tax receivable agreement	—	—	136,485
Net realized and unrealized losses on fuel price derivatives	(11,869)	(7,244)	(22,542)
Increase in amount due under tax receivable agreement	(715)	(214)	(599)

Income before income taxes	208,605	145,082	225,244
Income taxes	74,983	57,453	85,585

Net income	$133,622	$87,629	$139,659

Earnings per share:
Basic	$3.45	$2.28	$3.65
Diluted	$3.43	$2.25	$3.55

Weighted average common shares outstanding:
Basic	38,686	38,486	38,303
Diluted	38,998	39,052	39,364

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity	Comprehensive Income
Balances at December 31, 2008	40,966	$410	$100,359	$(1,844)	$(76,742)	$272,479	$294,662
Net adjustment resulting from tax impact of initial public offering	—	—	7,358	—	—	—	7,358
Stock issued to employees exercising stock options	44	—	585	—	—	—	585
Tax benefit from employees’ stock option and restricted stock units	—	—	(516)	—	—	—	(516)
Stock issued to employees for vesting of restricted stock units	157	2	—	—	—	—	2
Stock-based compensation	—	—	4,277	—	—	—	4,277
Purchase of shares of treasury stock	—	—	—	—	(6,268)	—	(6,268)
Changes in available-for-sale securities, net of tax effect of $42	—	—	—	76	—	—	76	$76
Changes in interest rate swaps, net of tax effect of $904	—	—	—	1,560	—	—	1,560	1,560
Foreign currency translation	—	—	—	(79)	—	—	(79)	(79)
Net income	—	—	—	—	—	139,659	139,659	139,659

Comprehensive income								$141,216
Balance at December 31, 2009	41,167	412	112,063	(287)	(83,010)	412,138	441,316
Stock issued to employees exercising stock options	211	2	3,177	—	—	—	3,179
Tax benefit from employees’ stock option and restricted stock units	—	—	1,698	—	—	—	1,698
Stock issued to employees for vesting of restricted stock units	101	1	—	—	—	—	1
Stock-based compensation	—	—	5,646	—	—	—	5,646
Conversion of preferred stock	445	4	9,999	—	—	—	10,003
Purchase of shares of treasury stock	—	—	—	—	(18,357)	—	(18,357)
Changes in available-for-sale securities, net of tax effect of $41	—	—	—	69	—	—	69	$69
Changes in interest rate swaps, net of tax effect of $(111)	—	—	—	(192)	—	—	(192)	(192)
Foreign currency translation	—	—	—	28,015	—	—	28,015	28,015
Net income	—	—	—	—	—	87,629	87,629	87,629

Comprehensive income								$115,521
Balance at December 31, 2010	41,924	419	132,583	27,605	(101,367)	499,767	559,007
Stock issued to employees exercising stock options	216	3	2,913	—	—	—	2,916
Tax benefit from employees’ stock option and restricted stock units	—	—	3,970	—	—	—	3,970
Stock issued to employees for vesting of restricted stock units	112	1	—	—	—	—	1
Stock-based compensation	—	—	6,816	—	—	—	6,816
Changes in available-for-sale securities, net of tax effect of $66	—	—	—	108	—	—	108	$108
Changes in interest rate swaps, net of tax effect of $179	—	—	—	308	—	—	308	308
Foreign currency translation	—	—	—	2,567	—	—	2,567	2,567
Net income	—	—	—	—	—	133,622	133,622	133,622

Comprehensive income								$136,605
Balance at December 31, 2011	42,252	$423	$146,282	$30,588	$(101,367)	$633,389	$709,315

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2011	2010	2009

Cash flows from operating activities
Net income	$133,622	$87,629	$139,659
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized (gain) loss on derivative instruments	(10,872)	17,029	43,142
Stock-based compensation	9,367	7,425	5,736
Depreciation and amortization	48,112	31,504	22,603
Gain on settlement of portion of amounts due under tax receivable agreement	—	—	(136,485)
Loss on sale of investment	—	—	15
Deferred taxes	21,749	21,536	59,558
Provision for credit losses	27,527	19,838	17,715
Loss on impairment of internal-use software under development	—	—	814
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(198,417)	(236,100)	(159,623)
Other assets	(11,133)	(1,241)	(4,641)
Accounts payable	29,274	41,919	34,053
Accrued expenses	3,839	7,534	(1,651)
Income taxes	(3,703)	(2,072)	12,348
Other liabilities	9,185	2,057	(1,282)
Amounts due under tax receivable agreement	(7,382)	(7,608)	(65,128)

Net cash provided by (used for) operating activities	51,168	(10,550)	(33,167)

Cash flows from investing activities
Purchases of property and equipment	(25,145)	(28,944)	(17,848)
Sale of available-for-sale securities	—	—	7
Purchases of available-for-sale securities	(8,509)	(150)	(160)
Maturities of available-for-sale securities	841	1,654	2,194
Acquisition of customer relationship intangible	(3,344)	—	—
Acquisition of rapid! PayCard	(8,081)	—	—
Acquisition of RD Card Holdings Australia Pty Ltd., net of cash acquired	3,734	(339,994)	—

Net cash used for investing activities	(40,504)	(367,434)	(15,807)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	3,970	1,698	—
Repurchase of share-based awards to satisfy tax withholdings	(2,551)	(1,476)	(1,464)
Proceeds from stock option exercises	2,913	3,177	585
Net increase (decrease) in deposits	163,853	106,504	(116,859)
Net (decrease) increase in borrowed federal funds	(52,584)	(12,238)	71,723
Net (repayments) borrowings on 2007 revolving line-of-credit facility	(332,300)	204,300	(42,600)
(Repayments) borrowings on term loan	(75,000)	75,000	—
Loan origination fees	(6,184)	(2,269)	—
Net borrowings on 2011 revolving line-of-credit	102,800	—	—
Borrowings on 2011 term note agreement	200,000	—	—
Repayments of 2011 term note agreement	(7,500)	—	—
Purchase of shares of treasury stock	—	(18,357)	(6,268)

Net cash (used for) provided by financing activities	(2,583)	356,339	(94,883)

Effect of exchange rates on cash and cash equivalents	(335)	386	44

Net change in cash and cash equivalents	7,746	(21,259)	(143,813)
Cash and cash equivalents, beginning of period	18,045	39,304	183,117

Cash and cash equivalents, end of period	$25,791	$18,045	$39,304

See notes to consolidated financial statements.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Business Description

Wright Express Corporation (“Company”) is a provider of value-based, business payment processing and information management solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific and Europe. The Company’s Fleet Payment Solutions and Other Payment Solutions segments provide its customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers.

Basis of Presentation

The accompanying consolidated financial statements of Wright Express for the years ended December 31, 2011, 2010 and 2009, include the accounts of Wright Express and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Prior period statements have been conformed to the 2011 presentation; this includes corrections to add Australia to the geographic segments footnote disclosure and to separately disclose activity on the term loan in 2010 in the Statement of Cash Flows.

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

Accounts Receivable and Reserve for Credit Losses

Accounts receivable balances are stated at net realizable value. The balance includes a reserve for credit losses which reflects management's estimate of uncollectible balances resulting from credit and fraud losses. Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. The reserve for credit losses is established based on the determination of the amount of expected credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, economic trends, geography and other information in order to make judgments as to probable credit losses. Management also uses historical charge off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.

Available-for-sale Securities

The Company records certain of its investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income (loss). Realized gains and losses and declines in fair

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

value judged to be other-than-temporary on available-for-sale securities are included in non-operating revenues and expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenues.

Derivatives

The Company uses derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. As a matter of policy, the Company does not use derivatives for trading or speculative purposes. All derivatives are recorded at fair value on the consolidated balance sheet.

The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment. Gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized currently in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value. For the purposes of cash flow presentation, realized gains or losses are included in operating cash flows, as they are intended to hedge operating cash flows.

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

Capitalized Software

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company's capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Capitalized costs include interest costs incurred while developing internal-use computer software. Amounts capitalized for software were $16,726 in 2011, $19,637 in 2010, and $14,030 in 2009. Amortization for software totaled $18,690 in 2011, $16,348 in 2010, and $15,698 in 2009.

Goodwill and Other Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used. The Company would record an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable from the undiscounted cash flows generated from the use of the asset.

Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs its impairment tests at its reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, but primarily relies on discounted cash flow analyses. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges, should they arise, would be recorded in depreciation and amortization expense on the consolidated statements of income. The Company’s annual goodwill and intangible assets impairment test, performed as of October 1, did not identify any impairment in any of the years presented.

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

Impairment of Long-lived Assets

Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company did not recognize any significant impairment expense on its long-lived assets during the years ended December 31, 2011 and 2010. Impairment expense of $858 was recognized during the year ended December 31, 2009. These amounts were recorded in occupancy and equipment in the consolidated statements of income.

Other Assets

The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,562 for all years presented which is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheets. As of December 31, 2011, the Company has concluded that the investment is not impaired.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, demand interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings, approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the consolidated balance sheet.

Revenue Recognition

The majority of the Company’s revenues are comprised of transaction-based fees, which generally are calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the products and services have been provided to the client, the sales price is fixed or determinable and collectability is reasonably assured.

A description of the major components of revenue is as follows:

Payment Processing Revenue.    Revenue consists of transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or, on a combination of both measures. The fee is deducted from the Company's payment to the major oil company, fuel retailer or vehicle maintenance provider and recorded as revenue at the time the transaction is captured.

Interchange income is earned by the Company’s corporate purchase card and payroll card products and is included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.

Transaction Processing Revenue.    The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Account Servicing Revenue.    Revenue is primarily comprised of monthly fees based on vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations. We also recognize service fees related to rapid! PayCard services for card fees charges to the cardholder.

Finance Fees.    The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived; such waived amounts are offset against the revenue recognized at the time such waivers are granted. These waived fees amounted to $3,845 in 2011 and $4,096 in 2010.

Other.    The Company assesses fees for providing ancillary services, such as information products and services, professional services and marketing services. Other revenues also include cross-border fees, fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers. Service related revenues are recognized in the period that the work is performed.

Interest and dividends earned on investments in available-for-sale securities also are included in other revenues. Such income is recognized in the period that it is earned.

The Company sells telematics devices as part of its WEXSmartTM telematics program. In addition, the Company sells assorted equipment to its Pacific Pride franchisees. The Company recognizes revenue from these sales when the customer has accepted delivery of the product and collectability of the sales amount is reasonably assured.

From time to time the Company provides rebates and/or incentives to certain customers and selected strategic relationships in order to induce them to use the Company's payment processing or transaction processing services. The revenues described above are net of rebates and incentives provided to customers. Rebates are recorded in the period in which the underlying transactions are recorded. Incentives are recognized, to extent they are earned, on a pro rata basis over the term of the contract.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The realizability of deferred tax assets must also be assessed. The ultimate realization of deferred tax assets is

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance must be established for deferred tax assets which are not believed to more likely than not be realized in the future. Deferred taxes are not provided for the undistributed earnings of the Company's foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States.

Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. Penalties and interest related to uncertain tax positions are recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax position.

Earnings per Common Share

When diluted earnings per common share is calculated, weighted-average outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company's convertible, redeemable preferred stock and common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. The dividends expensed on convertible, redeemable preferred stock are added back to net income as the related common stock equivalents are included in the denominator of diluted earnings per common share. In 2010, the preferred stock was converted to common stock. Holders of unvested restricted stock units are not entitled to participate in dividends, should they be declared.

Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2011	2010	2009

Income available for common stockholders – Basic	$133,622	$87,629	$139,659
Convertible, redeemable preferred stock	—	40	248

Income available for common stockholders – Diluted	$133,622	$87,669	$139,907

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2011	2010	2009

Weighted average common shares outstanding – Basic	38,686	38,486	38,303
Unvested restricted stock units	128	209	396
Stock options	184	255	221
Convertible, redeemable preferred stock	—	102	444

Weighted average common shares outstanding – Diluted	38,998	39,052	39,364

Foreign Currency Movement

The financial statements of the Company's foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars as prescribed by the accounting literature. Assets and liabilities are

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss).

Realized and unrealized gains and losses on foreign currency transactions are recorded directly in the statements of income except when such gains or losses result from intercompany transactions that are considered to be long term in nature. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive income (loss).

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities, the changes in fair values of derivative instruments designated as hedges of future cash flows related to interest rate variability and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable. Realized gains or losses on securities transactions are classified as non-operating in the Consolidated Statements of Income.

2.    Supplemental Cash Flow Information

	Year ended December 31,
	2011	2010	2009

Interest paid	$15,704	$8,770	$28,230
Income taxes paid	$52,930	$36,300	$13,672
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$—	$10,004	$—

Significant Non-cash Transactions

The purchase price for the Company’s acquisition of rapid! Financial Services included $10,000 of contingent consideration for future performance milestones (discussed further in Note 3). As of December 31, 2011, the Company estimates approximately $9,325 will be paid during the second quarter of 2012 based on current and projected performance milestones. There were no significant non-cash transactions during 2010 or 2009.

3.    Business Acquisitions and Other Intangible Assets Acquisitions

Acquisition of rapid! Financial Services LLC

On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid! PayCard”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! PayCard is a provider of payroll prepaid cards, e-paystubs and e-W2s, and is focused on small and medium sized businesses. The Company purchased rapid! PayCard to expand its Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. These valuations of intangible assets are still based on a preliminary assessment as of December 31, 2011, as the Company is currently reviewing the allocation of intangible assets. The goodwill is expected to be deductible for tax purposes.

A contingent consideration agreement was entered into in connection with the purchase of rapid! PayCard. Under the terms of the agreement the former owners of rapid! PayCard will receive additional consideration

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. The payment is anticipated to be made during the second quarter of 2012. During the fourth quarter of 2011, the Company revised the estimate of contingent consideration to approximately $9,325. The resulting impact of this adjustment ($675) was an offset to other operating expense in our Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the acquired assets and liabilities assumed:

Preliminary Purchase Price Allocation

December 31, 2011

Consideration (including estimated $10,000, contingent consideration)	$18,081
Less:
Accounts receivable	75
Accounts payable	(85)
Other tangible assets, net	105
Customer relationships (a)	4,600
Trade name (a)	1,600

Recorded goodwill	$11,786

(a) Weightedaverage life - 4.7 years.

No pro forma information for 2010 has been included in these financial statements as the operations of rapid! PayCard for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

Acquisition of RD Card Holdings Australia Pty Ltd.  On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $363,000 Australian Dollars (“AUD”) (which was equivalent to approximately $340,000 USD at the time of closing). This consideration included $11,000 AUD the Company paid pursuant to preliminary working capital adjustments. The purchase price and related allocations for the ReD Transaction have been finalized.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following is a summary of the final allocation of the purchase price to the acquired assets and liabilities assumed:

USD

Consideration paid (net of cash)	$336,260
Less:
Accounts receivable	91,394
Accounts payable	(50,816)
Other tangible assets, net	768
Software (a)	11,526
Patent (b)	3,086
Customer relationships (c)	70,723
Brand name (d)	5,470

Recorded goodwill	$204,109

(a)	Weighted average life – 3.9 years.
(b)	Weighted average life – 4.6 years.
(c)	Weighted average life – 4.5 years.
(d)

Indefinite-lived intangible asset. Due to the strength and wide acceptance of the brands within Australia, management does not forsee economic, competitive or other factors that would limit the useful life of the brands.

The weighted average life of the combined definite-lived intangible assets is 4.5 years.

The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years:

$ USD
	2010	2009

Net revenue	$430,261	$362,690
Net income	$88,171	$143,598

Pro forma net income per common share:
Net income per share – basic	$2.29	$3.75
Net income per share – diluted	$2.26	$3.65

The pro forma financial information assumes the companies were combined as of January 1, 2010 and 2009, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate Wright Express Australia. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010 or 2009.

Acquisition of Other Intangible Assets.

On October 31, 2011, the Company purchased the SunTrak Fleet Card Program from Sunoco, Inc., which resulted in customer relationship intangible assets of $3,344. This intangible is being amortized over seven years. With this purchase, the Company retains a long term relationship with Sunoco customers.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

See Note 7 for further discussion of the goodwill and intangible balances that arose as a result of the above transactions.

4.    Reserves for Credit Losses

In general, the terms of the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables is considered to be a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of December 31, 2011, and 2010

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total
2011
Accounts receivable, trade	$1,289,752	$30,030	$7,430	$8,229	$1,335,441

Percent of total	96.6%	2.2%	0.6%	0.6%

2010
Accounts receivable, trade	$1,118,097	$33,383	$12,142	$7,098	$1,170,719

Percent of total	95.5%	2.9%	1.0%	0.6%

The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2011	2010	2009

Balance, beginning of period	$10,237	$10,960	$18,435
Provision for credit losses	27,527	19,838	17,715
Charge-offs	(31,578)	(24,685)	(32,519)
Recoveries of amounts previously charged-off	5,340	4,124	7,329
Balance, end of period	$11,526	$10,237	$10,960

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

5.     Investments

Available-for-sale Securities

The Company's available-for-sale securities as of December 31 are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2011
Mortgage-backed securities	$3,046	$164	$13	$3,197
Asset-backed securities	1,927	3	—	1,930
Municipal bonds	140	9	—	149
Equity securities (a)	11,611	157	—	11,768

Total available-for-sale securities	$16,724	$333	$13	$17,044

2010
Mortgage-backed securities	$2,330	$83	$8	$2,405
Asset-backed securities	2,400	—	7	2,393
Equity securities (a)	4,326	78	—	4,404

Total available-for-sale securities	$9,056	$161	$15	$9,202

(a)

These securities exclude $2,218 in equity securities designated as trading as of December 31, 2011, and $2,015 as of December 31, 2010, included in other assets on the consolidated balance sheets. See Note 16 for additional information about the securities designated as trading.

The Company's management has determined that the gross unrealized losses on its investment securities at December 31, 2011, and 2010 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. The Company’s fair value assessment of its investments is in Note 16, Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company's fixed income securities are rated investment grade or better.

The Company had maturities of available-for-sale securities of $841 for the year ended December 31, 2011, $1,654 for the year ended December 31, 2010, and $2,194 for the year ended December 31, 2009.

The maturity dates of the Company's available-for-sale securities are as follows:

	December 31,
	2011		2010
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	417	417	520	519
Due after 5 years through year 10	695	696	875	873
Due after 10 years	955	966	1,741	1,768
Mortgage-backed securities with original maturities of 30 years	3,046	3,197	1,594	1,638
Equity securities with no maturity dates	11,611	11,768	4,326	4,404

Total	$16,724	$17,044	$9,056	$9,202

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

6.     Property, Equipment and Capitalized Software, Net

Property, equipment and capitalized software, net consist of the following:

	December 31,
	2011	2010

Furniture, fixtures and equipment	$22,437	$22,279
Computer software	139,689	114,636
Software under development	5,673	9,742
Leasehold improvements	3,412	3,098

Total	171,211	149,755
Less accumulated depreciation and amortization	(109,133)	(88,970)

Total property, equipment and capitalized software, net	$62,078	$60,785

The Company did not incur impairment charges during 2011 and 2010. In 2009 the Company incurred an $814 impairment charge related to partially completed internal-use software. This charge has been included in occupancy and equipment expense on the consolidated statement of income. Depreciation expense was $22,957, $18,617 and $16,876 in 2011, 2010 and 2009, respectively.

7.    Goodwill and Other Intangible Assets

The changes in goodwill during the period January 1 to December 31, 2011 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Goodwill, beginning of period	$510,396	$26,659	$537,055
RD Card Holdings Australia Pty Ltd. final purchase price allocation	1,408	(1,051)	357
Acquisition of rapid! PayCard	—	11,786	11,786
Impact of foreign currency translation	380	(74)	306

Goodwill, end of period	$512,184	$37,320	$549,504

The changes in goodwill during the period January 1 to December 31, 2010 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Goodwill, beginning of period	$305,514	$9,713	$315,227
Acquisition of RD Card Holdings Australia Pty Ltd.	188,190	15,562	203,752
Impact of foreign currency translation	16,692	1,384	18,076

Goodwill, end of period	$510,396	$26,659	$537,055

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

No goodwill was impaired during any of the periods presented in these financial statements.

The changes in intangible assets during the period January 1 to December 31, 2011, were as follows:

	Net Carrying Amount, Beginning of Period	Acquisition	Purchase Price Adjustment	Amortization	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software	$22,640	—	$540	$(4,650)	$504	$19,034
Customer relationships	88,788	7,944	(3,216)	(17,421)	(268)	75,827
Patent	2,982	—	217	(341)	(92)	2,766
Trade name	—	1,600	—	—	—	1,600

Indefinite-lived intangible assets
Trademarks, trade names and brand names	10,317	—	96	—	16	10,429

Total	$124,727	$9,544	$(2,363)	$(22,412)	$160	$109,656

The Company expects amortization expense related to the definite-lived intangible assets above as follows: $18,801 for 2012; $15,725 for 2013; $13,089 for 2014; $10,859 for 2015 and $8,813 for 2016.

Other intangible assets consist of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets
Acquired software	$28,867	$(9,833)	$19,034	$28,263	$(5,623)	$22,640
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	109,772	(33,945)	75,827	105,262	(16,474)	88,788
Trade name	1,700	(100)	1,600	100	(100)	—
Patent	3,365	(599)	2,766	3,124	(142)	2,982

	$143,804	$(44,577)	99,227	$136,849	$(22,439)	114,410

Indefinite-lived intangible assets
Trademarks, trade names and brand names			10,429			10,317

Total			$109,656			$124,727

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

8.    Accounts Payable

Accounts payable consists of:

	December 31,
	2011	2010

Merchants payable	$388,129	$359,017
Other payables	21,097	20,838

Total accounts payable	$409,226	$379,855

9.    Deposits and Borrowed Federal Funds

The following table presents information about deposits:

	December 31,
	2011	2010

Certificates of deposit with maturities within 1 year	$490,929	$370,410
Certificates of deposit with maturities greater than 1 year and less than 5 years	89,260	87,481
Interest-bearing money market deposits	103,072	62,513
Non-interest bearing deposits	10,393	9,396

Total deposits	$693,654	$529,800

Weighted average cost of funds on certificates of deposit outstanding	0.68%	0.95%
Weighted average cost of interest-bearing money market deposits	0.69%	0.54%

Wright Express Financial Services Corporation ("FSC") has issued certificates of deposit in various maturities ranging between three months and two years and with fixed interest rates ranging from 0.25 percent to 1.60 percent as of December 31, 2011. FSC may issue certificates of deposit without limitation on the balance outstanding. However, FSC must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2011, certificates of deposit were in denominations of $250 or less. The certificates of deposit are only payable prior to maturity in the case of death or legally declared mental incompetence of the holder.

The Company requires non-interest bearing deposits for certain customers as collateral for credit that has been extended.

The Company also had federal funds lines-of-credit totaling $140,000 at December 31, 2011, and December 31, 2010. There was $6,900 in outstanding borrowings against these lines-of-credit at December 31, 2011 and $59,484 in outstanding borrowings against these lines-of-credit at December 31, 2010. The average rate on the outstanding borrowings under lines-of-credit was 0.35 percent at December 31, 2011.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Interest-bearing money market deposits are issued in denominations of $250 or less, and pay interest at variable rates based on LIBOR of the Federal Fund rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and monthly number of transactions is limited. As of December 31, 2011, the weighted average interest rate on interest-bearing money market deposits was 0.69%.

The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2011	2010	2009

Average interest rate:
Deposits	0.81%	1.04%	2.39%
Borrowed federal funds	0.44%	0.48%	0.42%
Interest-bearing money market deposits	0.55%	0.58%	—

Average debt balance	$695,765	$527,345	$434,529

10.    Derivative Instruments

Fuel Price Derivatives

Derivatives Not Designated as Hedging Instruments-Fuel Price Derivatives

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.

As of December 31, 2011, the Company had the following put and call option contracts which settle on a monthly basis and do not have formal hedging designations:

Aggregate Notional Amount (gallons) (a)

Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2012 – June 2013	36,210

Fuel price derivative instruments – diesel
Put and call option contracts settling January 2012 – June 2013	16,268

Total fuel price derivative instruments	52,478

(a)

The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange's New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy's weekly retail on-highway diesel fuel price for the month.

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

(a)

The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange's New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy's weekly retail on-highway diesel fuel price for the month.

Derivatives Designated as Hedging Instruments - Interest Rate Swaps

In July 2009, the Company entered into an interest rate swap arrangement for $50,000. In September 2010, the Company entered into an additional interest rate swap arrangement for $150,000. These interest rate swap arrangements were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s borrowings under its credit agreement. The interest rate swap entered into July of 2009 for $50,000 expired in 2011.

The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2011			2010
	Weighted- Average Base Rate	Aggregate Notional	Fair Value	Weighted- Average Base Rate	Aggregate Notional	Fair Value

July 2009 Swap	—	$ —	$ —	1.35%	50,000	309
September 2010 Swap	0.56%	150,000	(95)	0.56%	150,000	272

Total	0.56%	$ 150,000	$ (95)	0.76%	$ 200,000	$ 581

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table presents information on the location and amounts of derivative fair values in the consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$95	Accrued expenses	$581

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	410	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	415	Fuel price derivatives, at fair value	10,877

Total derivatives		$410		$—		$510		$11,458

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(b)
	For the period ended December 31,				For the period ended December 31,					For the period ended December 31,
	2011	2010			2011		2010			2011	2010

Interest rate contracts	$308		$(192)	Financing interest expense		$(830)		$(663)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the period ended December 31,
		2011	2010

Commodity contracts	Net realized and unrealized (losses) gains on fuel price derivatives	$(11,869)	$(7,244)

(a)	The amount of gain or (loss) recognized in OCI on the Company's interest rate swap arrangements has been recorded net of tax impacts of $179 in 2011 and $(111) in 2010.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

For the Company’s North America operations, the Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts ("Options") based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2013. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company's forecasted earnings subject to fuel price variations. The Company's fuel price risk

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.

The following table presents information about the Options:

			December 31,
			2011		2010
	Put Option Strike Price of Underlying (per gallon) (a)	Call Option Strike Price of Underlying (per gallon) (a)	Aggregate Notional (gallons) (b)	Fair Value	Aggregate Notional (gallons)	Fair Value

Fuel price derivative instruments – unleaded fuel

Options settling October 2012 – June 2013	$2.540	$2.600	6,857	$280	—	$—
Options settling July 2012 – March 2013	$2.650	$2.665	7,108	573	—	—
Options settling April 2012 – December 2012	$2.932	$2.992	7,666	2,437	—	—
Options settling January 2012 – September 2012	$2.608	$2.668	7,816	(407)	—	—
Options settling October 2011 – June 2012	$2.247	$2.307	4,573	(1,893)	6,934	(788)
Options settling July 2011 – March 2012	$2.176	$2.236	2,190	(970)	7,888	(1,545)
Options settling April 2011 – December 2011	$2.334	$2.394	—	—	5,831	(435)
Options settling January 2011 – September 2011	$2.170	$2.230	—	—	6,663	(1,826)
Options settling October 2010 – June 2011	$2.013	$2.073	—	—	3,909	(1,750)
Options settling July 2010 – March 2011	$1.953	$2.013	—	—	1,909	(890)

Total fuel price derivative instruments – unleaded fuel			36,210	$20	33,134	$(7,234)

Fuel price derivative instruments – diesel

Options settling October 2012 – June 2013	$3.835	$3.895	3,081	$413	—	$—
Options settling July 2012 – March 2013	$3.792	$3.852	3,193	134	—	—
Options settling April 2012 – December 2012	$4.061	$4.121	3,444	1,093	—	—
Options settling January 2012 – September 2012	$3.695	$3.755	3,511	(238)	—	—
Options settling October 2011 – June 2012	$3.293	$3.353	2,055	(927)	3,115	(499)
Options settling July 2011 – March 2012	$3.239	$3.299	984	(500)	3,544	(738)
Options settling April 2011 – December 2011	$3.268	$3.328	—	—	2,619	(406)
Options settling January 2011 – September 2011	$3.068	$3.128	—	—	2,994	(990)
Options settling October 2010 – June 2011	$3.000	$3.060	—	—	1,756	(684)
Options settling July 2010 – March 2011	$3.000	$3.060	—	—	858	(326)

Total fuel price derivative instruments – diesel			16,268	$(25)	14,886	$(3,643)

Total fuel price derivative instruments			52,478	$(5)	48,020	$(10,877)

(a)

The settlement of the Options is based upon the New York Mercantile Exchange's New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy's weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized gains (losses) on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2011	2010	2009

Realized (losses) gains	$(22,741)	$9,785	$20,600
Unrealized gains (losses)	10,872	(17,029)	(43,142)

Net realized and unrealized (losses) gains on derivative instruments	$(11,869)	$(7,244)	$(22,542)

11.  Financing Debt

2007 Revolving Credit Facility and 2010 Term Loan Note

On May 22, 2007, the Company entered into a revolving credit facility (the “2007 Revolver”) with a lending syndicate. The 2007 Revolver initially provided for a five-year $350,000 unsecured revolving line-of-credit. In connection with the 2007 Revolver, the Company paid loan origination fees of $998. These fees were recorded as other assets on the consolidated balance sheet and were amortized on a straight-line basis (which approximates the effective interest rate method) over the term of the 2007 Revolver. On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the 2007 Revolver to increase the aggregate unsecured revolving line-of-credit from $350,000 to $450,000. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and were amortized over the remaining term of the 2007 Revolver.

On July 25, 2010, the Company entered into a $75,000 term credit facility (“term loan”). The rate on the term credit facility is 250 basis points above LIBOR. In connection with the term loan, the Company paid loan origination fees of $2,269. The agreement did not change any of the Company’s existing financial covenants.

The 2007 Revolver and the 2010 term loan were refinanced in 2011 as described below.

2011 Credit Agreement

On May 23, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The Credit Agreement is secured by pledges of the stock of the Company’s foreign subsidiaries. The Credit Agreement provides for a five-year $200,000 amortizing term loan facility and a five-year $700,000 revolving credit facility with a $100,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans. Term loan payments in the amount of $2,500 per quarter began on June 30, 2011, and are scheduled to continue on the last day of each September, December, March and June thereafter, through and including March 31, 2016. On the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 is due.

As of December 31, 2011, the Company had $295,300 of loans outstanding under the Credit Agreement (including $192,500 under the term loan facility and $102,800 under the revolving credit facility). As of December 31, 2011, the Company has posted approximately $4,300 letters of credit as collateral for fuel derivatives and lease agreements. Accordingly, at December 31, 2011, the Company had $592,800 of availability

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

under the Credit Agreement, subject to the covenants as described below. The Company capitalized approximately $6,200 in loan origination fees in association with this borrowing and wrote-off approximately $700 of previous issuance costs in the second quarter of 2011.

Proceeds from the new credit facility were used to refinance the Company’s existing indebtedness under its 2007 credit facility, and its existing indebtedness under its 2010 term loan facility. The new credit facility is available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.

Amounts outstanding under the Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the Credit Agreement. As of December 31, 2011, the interest rate for the borrowings under the credit facility was 2.15 percent.

The following table presents information about the outstanding borrowings:

	December 31,
	2011	2010

Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$267,500	$390,000
Outstanding balance on revolving line-of-credit with interest based on the prime rate	27,800	17,300

Total outstanding balance on revolving line-of-credit facility and term loan	$295,300	$407,300

Weighted average rate based on LIBOR (including impact of interest rate swaps)	1.99%	1.58%
Rate based on the prime rate	3.68%	3.25%

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Financing Interest

The following table presents the components of financing interest expense:

	Year ended December 31,
	2011	2010	2009

2007 Revolver:
Interest expense based on LIBOR	$1,084	$1,621	$1,444
Interest expense based on the prime rate	270	470	219
Fees	100	324	422
Amortization of loan origination fees	249	628	628

	$1,703	$3,043	$2,713

$75 Million Term Loan:
Interest expense based on LIBOR	$911	$741	$—
Amortization of loan origination fees	863	748	—

	$1,774	$1,489	$—

2011 Credit Agreement

$700 Million Revolver:
Interest expense based on LIBOR	$1,758	$—	$—
Interest expense based on the prime rate	566	—	—
Fees	1,047	—	—
Amortization of loan origination fees	667	—	—

$200 Million Term Loan:
Interest expense based on LIBOR	2,330	—	—
Amortization of loan origination fees	208	—	—

	$6,576	$—	$—

Realized losses on interest rate swaps (Note 10)	$830	$663	$3,223

Dividends on preferred stock (Note 12)	—	40	248

Other	793	79	26

Total financing interest expense	$11,676	$5,314	$6,210

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	1.91%	1.33%	2.95%
Based on prime	3.68%	3.25%	3.26%

Average debt balance at LIBOR	$362,014	$228,370	$158,268
Average debt balance at prime	$22,615	$18,390	$6,729

Debt Covenants

The 2011 Credit Agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the Credit Agreement contains various customary restrictive covenants that

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

limit the Company's ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks or change its accounting policies or reporting practices. FSC is not subject to certain of these restrictions.

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

13.  Income Taxes

Income before income taxes consisted of the following:

	Year ended December 31,
	2011	2010	2009

United States	$224,448	$153,958	$228,841
Foreign	(15,843)	(8,876)	(3,597)

Total	$208,605	$145,082	$225,244

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total

2011
Current	$43,886	$6,697	$1,050	$51,633
Deferred	$25,875	$299	$(2,824)	$23,350

2010
Current	$31,811	$4,916	$(886)	$35,841
Deferred	$19,723	$960	$929	$21,612

2009
Current	$22,947	$2,911	$172	$26,030
Deferred	$55,646	$3,973	$(64)	$59,555

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit) and foreign income tax rate differential	1.2	4.0	3.4
Revaluation of deferred tax assets for tax rate changes and blending differences, net	—	—	(0.1)
Other	(0.3)	0.6	(0.3)

Effective tax rate	35.9%	39.6%	38.0%

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2011	2010

Deferred assets related to:
Reserve for credit losses	$4,346	$4,717
Foreign tax credit	1,603	—
Stock-based compensation, net	7,872	4,792
Net operating loss carry forwards	3,443	992
Other assets	3,954	136
Unrealized losses on interest rate swaps and available-for-sale securities, net	—	159
Derivatives	2	3,997
Tax deductible intangibles, primarily goodwill, net	133,394	156,339

	154,614	171,132

Deferred tax liabilities related to:
Other assets	190	17
Property, equipment and capitalized software	10,900	9,959

	11,090	9,976

Deferred income taxes, net	$143,524	$161,156

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Net deferred tax assets by jurisdiction are as follows:

	December 31,
	2011	2010

United States	$138,001	$160,243
Australia	5,354	848
New Zealand	105	46
The Netherlands	64	19

Total	$143,524	$161,156

The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.

The Company’s primary tax jurisdictions are the United States and Australia. The Company had approximately $394,899 of state and $6,504 of foreign net operating loss carry forwards at December 31, 2011 and approximately $341,572 of state and $113 of foreign net operating loss carry forwards at December 31, 2010. These expire at various times through 2029. Australia losses have indefinite carry forward periods. No valuation allowances have been established as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $5,991 at December 31, 2011, and $1,533 at December 31, 2010. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. The unrecognized tax benefit at December 31, 2011, total $6,059. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2011	2010	2009

Beginning balance	$—	$—	$—
Increases related to prior year tax position	6,059	—	—
Decreases related to prior year tax positions	—	—	—
Increased related to current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—

Ending balance	$6,059	$—	$—

As of December 31, 2011, The Company has accrued $500 of penalties and interest related to uncertain tax positions. As of December 31, 2010 and 2009, the Company has no uncertain tax positions subject to penalties and interest.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

In 2009 the Company (i) received additional information from Avis relative to basis differences at the time of the Company’s initial public offering; and (ii) corrected an improperly recorded basis difference. This resulted in adjustments to additional paid in capital, the majority of which (approximately $6,500) were offset by credits to deferred taxes and taxes payable.

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

For each year presented, there had been reassessment of the blended tax rates that are projected into the future. The net future benefits increased, which increased the associated liability to Wyndham, resulting in a $714, $214 and $599 charge to non-operating expense for the years ended December 31, 2011, 2010 and 2009, respectively.

15.  Employee Benefit Plans

The Company sponsors a 401(k) retirement and savings plan. Employees are eligible to participate in the plan immediately. The Company's employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in this plan. The Company matches 100 percent of each employee's contributions up to a maximum of 6 percent of each

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

employee's eligible compensation. All contributions vest immediately. Wright Express has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $2,094, $1,921, and $1,740 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor's trust to hold the assets under the Company's defined contribution plan. The obligation related to the defined contribution plan totaled $2,218 at December 31, 2011, and $2,015 at December 31, 2010. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $2,218 at December 31, 2011, and $2,015 at December 31, 2010. Such amounts are included in other assets on the consolidated balance sheet.

16.  Fair Value

The Company holds mortgage-backed and other asset-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. The Company carries certain of its liabilities at fair value, including its derivative liabilities. In determining the fair value of the Company's obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; the Company's own-credit standing; and counterparty credit risk.

These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs create the following fair value hierarchy:

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table presents the Company's assets and liabilities that are measured at fair value and the related hierarchy levels for 2011:

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$3,197	$—	$3,197	$—
Asset-backed securities	1,930	—	1,930	—
Municipal bonds	149	—	149	—
Equity securities	11,768	11,768	—	—

Total available-for-sale securities	$17,044	$11,768	$5,276	$—

Executive deferred compensation plan trust (a)	$2,218	$2,218	$—	$—

Fuel price derivatives – unleaded fuel (c)	$20	$—	$20	$—

Liabilities:

Fuel price derivatives – diesel (c)	$25	$—	$—	$25

September 2010 interest rate swap arrangement with a base rate of 0.56% and an aggregate notional amount of $150,000(b)	$95	$—	$95	$—

Contingent consideration	$9,325	—	—	$9,325

(a)	The fair value of these instruments is recorded in other assets.
(b)	The fair value of these instruments is recorded in accrued expenses.
(c)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$—	$(3,643)
Total gains or (losses) – realized/unrealized
Included in earnings (a)(b)	675	3,618
Included in other comprehensive income		—
Purchases, issuances and settlements	(10,000)	—
Transfers in/(out) of Level 3		—

Ending balance	$(9,325)	$(25)

(a)	Gain and losses on the change of estimate on the contingent consideration are included in other expense.
(b)

Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2011, are reported in net realized and unrealized gain and (losses) on fuel price derivatives on the consolidated statements of income.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table presents the Company's assets and liabilities that are measured at fair value and the related hierarchy levels for 2010:

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$2,405		$—	$2,405	$—
Asset-backed securities	2,393		—	2,393	—
Equity securities	4,404		4,404	—	—

Total available-for-sale securities	$9,202		$4,404	$4,798	$—

Executive deferred compensation plan trust (a)	$2,015		$2,015	$—	$—

Liabilities:

Fuel price derivatives – diesel	$3,643		$—	$—	$3,643
Fuel price derivatives – unleaded fuel	7,234		—	7,234	—

Total fuel price derivatives	$10,877	$		$7,234	$3,643

July 2009 interest rate swap arrangement with a base rate of 1.35% and a notional amount of $50,000	$309		$—	$309	$—

July 2009 interest rate swap arrangement with a base rate of 1.35% and a notional amount of $50,000	272		—	272	—

Total interest rate swap arrangements (b)	$581		$—	$581	$—

(a)	The fair value of these instruments is recorded in other assets.
(b)	The fair value of these instruments is recorded in accrued expenses.

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

(a)

Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2010, are reported in net realized and unrealized losses on fuel price derivatives on the consolidated statements of income.

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

For mortgage-backed and asset-backed debt securities and bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. The obligations related to the deferred compensation plan trust are classified as Level 1 of the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.

Fuel price derivatives and interest rate swap arrangements

The majority of derivatives entered into by the Company are executed over the counter and so are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company's assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.

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

Contingent consideration

The Company has classified its liability for contingent consideration related to its acquisition of rapid! PayCard within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of rapid! PayCard over a twelve month period.

17.  Commitments and Contingencies

Litigation

The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Extension of Credit to Customers

The Company had aggregate commitments of approximately $4,114,000 at December 31, 2011, and $3,420,000 at December 31, 2010, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers' credit lines at our discretion at any time. These amounts are not recorded on the consolidated balance sheet.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Operating Leases

The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. One of the Company's office space lease agreements was renewed during 2010. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $4,794 for the year ended December 31, 2011, $3,583 for the year ended December 31, 2010, and $3,420 for the year ended December 31, 2009. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $5,342 for the year ended December 31, 2011, $3,164 for the year ended December 31, 2010, and $2,627 for the year ended December 31, 2009. These amounts were included in technology leasing and support on the consolidated statements of income.

Future minimum lease payments under non-cancelable operating leases are as follows:

Payment
2012	$8,453
2013	7,249
2014	7,058
2015	6,041
2016	5,144
2017 and thereafter	7,957

Total	$41,902

18.  Cash and Dividend Restrictions

Cash

Federal Reserve Board regulations may require reserve balances on certain deposits to be maintained with the Federal Reserve Bank. No such reserves were required at December 31, 2011 or 2010.

Dividends

The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, the Company may pay no more than $25,000 per annum for restricted payments, including dividends.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

FSC complied with the aforementioned dividend restrictions for the years ended December 31, 2011, 2010, and 2009.

19.  Stock-Based Compensation

In April of 2010, the Company adopted the Wright Express Corporation 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. The Plan, which is stockholder-approved, permits the grant of share options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,800 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2011, the Company had four share-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $9,367 for 2011, $7,425 for 2010, and $5,736 for 2009. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $ 3,456 for 2011, $2,814 for 2010, and $2,180 for 2009.

Restricted Stock Units

The Company awards restricted stock units (“RSU”) to non-employee directors and certain employees periodically under the Plan. An RSU is a right granted to receive stock at the end of a specified period. RSU awards generally vest evenly over a period of three or four years. The awards provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock one business day prior to the grant date as reported by the New York Stock Exchange (“NYSE”).

A summary of the status of the Company's RSUs as of December 31, 2011, and changes during the year then ended is presented below:

	Units	Weighted- Average Grant-Date Fair Value

Restricted Stock Units
Balance at January 1, 2011	283	$23.08
Granted	89	46.26
Vested – shares issued	(107)	24.46
Vested – shares deferred (a)	(5)	28.03
Forfeited	(6)	22.86
Withheld for taxes (b)	(50)	23.42

Balance at December 31, 2011	204	$32.25

(a)

The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company's common stock at a later date as specified by the award (deferred stock units or "DSUs").

(b)

The Company has elected to pay cash equal to the minimum amount required to be withheld for income tax purposes instead of issuing the shares of common stock. The cash is remitted to the appropriate taxing authority.

As of December 31, 2011, there was $3,968 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested was $2,617 during 2011, $4,595 during 2010, and $4,185 during 2009.

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Deferred Stock Units

Under the Plan, the Company also grants deferred stock units (“DSU”) to non-employee directors. A DSU is a fully vested right to receive stock at a certain point in time in the future. DSUs do not require any future service or performance obligations to be met. DSUs may be granted immediately or may initially be granted as RSUs which become DSUs once a previously determined service obligation has been met. The fair value of each granted DSU award is based on the closing market price of the Company's stock on the grant date as reported by the NYSE.

A summary of the status of the Company's DSUs as of December 31, 2011, and changes during the year is presented below:

	Units	Weighted- Average Grant-Date Fair Value

Deferred Stock Units
Balance at January 1, 2011	78	$24.26
Awards	1	53.10
Converted from RSUs	5	28.03

Balance at December 31, 2011	84	$24.70

There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and is expensed at that time. The total fair value of shares granted and vested was $173 during 2011, $331 during 2010, and $228 during 2009.

Performance Based Restricted Stock Units

The Company also awards performance based restricted stock units ("PBRSUs") to employees periodically under the Plan. A PBRSU is a right granted to receive stock at the end of a specified period. In a PBRSU, the number of shares earned varies based upon meeting certain corporate-wide performance goals, including revenue and earnings in excess of targets. PBRSU awards generally have performance goals tracking a one to four year period, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company's stock one business day prior to the grant date as reported by the NYSE.

A summary of the status of certain of the Company's PBRSUs at threshold and target performance as of December 31, 2011, and changes during the year then ended is presented below:

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average Grant-Date Fair Value

Performance Based Restricted Stock Units
Balance at January 1, 2011	125	249	500	$31.96
Granted	41	82	164	50.84
Forfeited	(4)	(7)	(16)	32.91
Cancelled	(52)	(103)	(208)	34.45

Balance at December 31, 2011	110	221	440	$37.76

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The range of unrecognized compensation cost related to the awards is from $2,124 at threshold (50 percent below targeted performance), $4,247 at target (100 percent of targeted performance) and up to $8,488 at maximum (200 percent of targeted performance), as of December 31, 2011, depending whether certain performance conditions are met. 11 shares of these awards have vested as of December 31, 2011.

Stock Options

On February 22, 2005, the Company granted options to purchase the Company's common stock to certain employees as part of its initial public offering. Employee stock options granted by the Company had terms ranging from one to seven years, were fully vested, with exercise prices ranging from $5.72 to $14.98.

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

The fair value of each option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected term of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on the Company's stock at the time of the grant.

The table below summarizes the assumptions used to calculate the fair value:

	February 13, 2009	March 5, 2009	March 3, 2010

Weighted average expected life (in years)	4.75	5.00	6.00
Weighted average exercise price	$13.51	$13.60	$30.06
Weighted average volatility	45.76%	46.06%	46.00%
Weighted average risk-free rate	1.70%	1.80%	2.70%
Weighted average dividend yield	0.00%	0.00%	0.00%
Weighted average fair value	$5.50	$5.72	$14.15

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The activity of the stock option plan related to the Company's employees consisted of:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Stock Options
Outstanding at January 1, 2011	576	$17.32
Granted	—	—
Exercised	(216)	13.52
Forfeited or expired	(7)	13.43

Outstanding at December 31, 2011	353	$19.72	5.5	$12,211

As of December 31, 2011, 221 shares of the total shares outstanding have not vested and are expected to vest.

The total intrinsic value of options exercised during the years ended December 31, 2011, December 31, 2010 and 2009 was $7,829, $3,592 and $728, respectively.

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

The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards, single use accounts and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table presents the Company's reportable segment results for the years ended December 31, 2011, 2010 and 2009:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Year ended December 31, 2011
Fleet Payment Solutions	$436,704	$4,488	$21,331	$62,913	$112,668
Other Payment Solutions	116,372	965	1,626	16,155	29,124

Total	$553,076	$5,453	$22,957	$79,068	$141,792
Year ended December 31, 2010
Fleet Payment Solutions	$329,239	$4,494	$17,982	$57,154	$92,499
Other Payment Solutions	61,167	876	635	9,146	14,802

Total	$390,406	$5,370	$18,617	$66,300	$107,301

Year ended December 31, 2009
Fleet Payment Solutions	$277,996	$8,702	$16,655	$47,615	$77,194
Other Payment Solutions	37,207	1,551	210	5,149	8,422

Total	$315,203	$10,253	$16,865	$52,764	$85,616

The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2011	2010	2009

Adjusted net income	$141,792	$107,301	$85,616
Unrealized gains (losses) on derivative instruments	10,872	(17,029)	(43,142)
Amortization of acquired intangible assets	(22,412)	(11,276)	(5,066)
Asset impairment charge	—	—	(814)
Non-cash adjustments related to tax receivable agreement	(715)	(214)	(599)
Gain on extinguishment of liability	—	—	136,485
Tax impact	4,085	8,847	(32,821)

Net income	$133,622	$87,629	$139,659

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Geographic Data

	Year ended December 31,
	2011	2010	2009

Total revenues:
United States	$482,536	$368,922	$311,787
International	70,540	21,484	3,416

Total revenues	$553,076	$390,406	$315,203

Goodwill:
United States	$325,647	$313,853	$313,853
International	223,857	223,202	1,374

Total goodwill	$549,504	$537,055	$315,227

Other intangible assets, net
United States	$29,204	$23,564	$27,337
International	80,452	101,163	7,478

Total other intangibles assets, net	$109,656	$124,727	$34,815

21.  Quarterly Financial Results (Unaudited)

Summarized quarterly results for the years ended December 31, 2011 and 2010, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2011
Total revenues	$120,090	$141,272	$151,878	$139,836
Operating income	$46,172	$61,175	$65,244	$60,733
Net income	$12,115	$40,615	$48,100	$32,792
Earnings per share:
Basic	$0.31	$1.05	$1.24	$0.85
Diluted	$0.31	$1.04	$1.23	$0.84

2010
Total revenues	$83,846	$91,435	$100,229	$114,896
Operating income	$32,193	$39,347	$36,192	$42,977
Net income	$18,554	$30,036	$20,571	$18,468
Earnings per share:
Basic	$0.48	$0.77	$0.54	$0.48
Diluted	$0.48	$0.77	$0.53	$0.47

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Wright Express’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that Wright Express’ internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Wright Express Corporation

South Portland, Maine

We have audited the internal control over financial reporting of Wright Express Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, MA

February 28, 2012

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders captioned ‘Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

See the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information in the Company’s proxy statement for the 2012 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the section of the Company’s proxy statement for the 2012 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements (see Index to Financial Statements on page 45).

Exhibit No.	Description

2.1	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

10.2	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3	Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.4	Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.5	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6	Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.7	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8	Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

10.9	Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

Exhibit No.	Description

10.10	Credit Agreement, dated as of May 23, 2011, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.11	Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.12	Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.13	Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.14	Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

† 10.15	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.16	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.17	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.18	2010 Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

† 10.19	2010 Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

† 10.20	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.21	2011 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.22	2011 Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.23	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.24	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.25	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.26	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.27	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

Exhibit No.	Description

† 10.28	Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.29	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.30	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.31	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.32	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.33	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.34	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.35	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.36	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.37	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.38	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.39	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.40	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.41	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.42	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

Exhibit No.	Description

10.43	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.44	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.45	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.46	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.47	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.48	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.49	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.50	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.51	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.52	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.53	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.54	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.55	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.56	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.57	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.58	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

Exhibit No.	Description

10.59	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.60	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.61	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.62	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.63	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.64	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.65	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.66	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.67	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.68	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

* 10.69	ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010

* 10.70	Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010

* 10.71	Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit No.	Description

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed with this report

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

February 28, 2012	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2012	/s/ Michael E. Dubyak

Michael E. Dubyak
President, Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)

February 28, 2012	/s/ Steven A. Elder

Steven A. Elder
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

February 28, 2012	/s/ Rowland T. Moriarty

Rowland T. Moriarty
Lead Director

February 28, 2012	/s/ Shikhar Ghosh

Shikhar Ghosh
Director

February 28, 2012	/s/ Ronald T. Maheu

Ronald T. Maheu
Director

February 28, 2012	/s/ George L. McTavish

George L. McTavish
Director

February 28, 2012	/s/ Kirk Pond

Kirk Pond
Director

February 28, 2012	/s/ Regina O. Sommer

Regina O. Sommer
Director

February 28, 2012	/s/ Jack A. VanWoerkom

Jack A. VanWoerkom
Director

97

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

10.2	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3	Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.4	Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.5	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6	Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.7	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8	Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

10.9	Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.10	Credit Agreement, dated as of May 23, 2011, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.11	Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.12	Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.13	Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.14	Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

† 10.15	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.16	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.17	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.18	2010 Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

† 10.19	2010 Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

† 10.20	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.21	2011 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.22	2011 Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.23	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.24	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.25	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.26	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.27	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.28	Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.29	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.30	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.31	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.32	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.33	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.34	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.35	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.36	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.37	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.38	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.39	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.40	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.41	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.42	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.43	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.44	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.45	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.46	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.47	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.48	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.49	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.50	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.51	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.52	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.53	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.54	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.55	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.56	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.57	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.58	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.60	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.61	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.62	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.63	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.64	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.65	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.66	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.67	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.68	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

* 10.69	ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010

* 10.70	Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010

* 10.71	Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*** 101.INS	XBRL Instance Document

*** 101.SCH	XBRL Taxonomy Extension Schema Document

*** 101.CAL	XBRL Taxonomy Calculation Linkbase Document

*** 101.LAB	XBRL Taxonomy Label Linkbase Document

*** 101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed with this report

**	Portions of exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.

***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.