Form 10-Q
period 2012-03-31
Wright Express CORP
filed 2012-05-03
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value per share	38,861,960 shares

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements. Any statements in this Quarterly Report that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion and integration efforts and any failure of those efforts; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation liability, or loss of relationships with customers or merchants; the Company’s failure to successfully integrate the businesses it has acquired; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2011, filed on Form 10-K with the Securities and Exchange Commission on February 28, 2012. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1. Financial Statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$30,443	$25,791
Accounts receivable (less reserve for credit losses of $10,724 in 2012 and $11,526 in 2011)	1,555,035	1,323,915
Income taxes receivable	714	7,755
Available-for-sale securities	16,751	17,044
Fuel price derivatives, at fair value	—	410
Property, equipment and capitalized software (net of accumulated depreciation of $113,026 in 2012 and $109,133 in 2011)	60,973	62,078
Deferred income taxes, net	141,664	143,524
Goodwill	554,771	549,504
Other intangible assets, net	105,627	109,656
Other assets	48,063	38,383

Total assets	$2,514,041	$2,278,060

Liabilities and Stockholders’ Equity
Accounts payable	$553,401	$409,226
Accrued expenses	50,721	54,738
Deposits	706,739	693,654
Borrowed federal funds	47,226	6,900
Revolving line-of-credit facilities and term loan	288,400	295,300
Amounts due under tax receivable agreement	92,763	92,763
Fuel price derivatives, at fair value	13,560	415
Other liabilities	16,287	15,749

Total liabilities	1,769,097	1,568,745
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,431 in 2012 and 42,252 in 2011 shares issued; 38,949 in 2012 and 38,765 in 2011 shares outstanding	424	423
Additional paid-in capital	150,628	146,282
Retained earnings	656,625	633,389
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	184	200
Net unrealized loss on interest rate swaps	—	(60)
Net foreign currency translation adjustment	38,450	30,448

Accumulated other comprehensive income	38,634	30,588
Less treasury stock at cost, 3,566 shares in 2012 and 2011	(101,367)	(101,367)

Total stockholders’ equity	744,944	709,315

Total liabilities and stockholders’ equity	$2,514,041	$2,278,060

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Fleet payment solutions	$109,147	$98,534
Other payment solutions	30,975	21,556

Total revenues	140,122	120,090
Expenses
Salary and other personnel	28,715	25,694
Service fees	20,308	13,010
Provision for credit losses	5,043	5,659
Technology leasing and support	4,267	3,934
Occupancy and equipment	2,816	3,265
Depreciation and amortization	11,317	10,969
Operating interest expense	1,111	1,278
Cost of hardware and equipment sold	727	1,051
Other	7,855	9,058

Total operating expenses	82,159	73,918

Operating income	57,963	46,172
Financing interest expense	(2,285)	(2,439)
(Loss) gain on foreign currency transactions	(20)	488
Net realized and unrealized losses on fuel price derivatives	(18,812)	(25,175)

Income before income taxes	36,846	19,046
Provision for income taxes	13,610	6,931

Net income	23,236	12,115
Other comprehensive income
Changes in available-for-sale securities, net of tax effect of $(10) in 2012 and $(7) in 2011	(16)	(12)
Changes in interest rate swaps, net of tax effect of $35 in 2012 and $41 in 2011	60	70
Foreign currency translation, net of tax effect of $(28) in 2012 and $37 in 2011	8,002	7,683

Total other comprehensive income	$31,282	$19,856

Earnings per share:
Basic	$0.60	$0.31
Diluted	$0.59	$0.31
Weighted average common shares outstanding:
Basic	38,820	38,516
Diluted	39,123	38,872

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$23,236	$12,115
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Fair value change of fuel price derivatives	13,555	20,818
Stock-based compensation	3,424	2,260
Depreciation and amortization	11,667	12,203
Deferred taxes	1,908	507
Provision for credit losses	5,043	5,659
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(233,962)	(262,024)
Other assets	(9,864)	(2,899)
Accounts payable	143,296	171,689
Accrued expenses	(4,041)	(6,424)
Income taxes	7,205	1,744
Other liabilities	295	(176)

Net cash used for operating activities	(38,238)	(44,528)
Cash flows from investing activities
Purchases of property and equipment	(4,968)	(6,423)
Purchases of available-for-sale securities	(80)	(1,761)
Maturities of available-for-sale securities	347	233
Acquisition of ReD - adjustment, net of cash acquired	—	429
Acquisition of rapid!, net of earn out	—	(8,081)

Net cash used for investing activities	(4,701)	(15,603)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	2,244	3,008
Repurchase of share-based awards to satisfy tax withholdings	(2,608)	(1,540)
Proceeds from stock option exercises	1,287	2,300
Net change in deposits	13,085	128,018
Net change in borrowed federal funds	40,326	(59,484)
Repayments on term loan	(2,500)	—
Net change in revolving line-of-credit facility	(4,400)	5,800

Net cash provided by financing activities	47,434	78,102
Effect of exchange rate changes on cash and cash equivalents	157	(154)

Net increase in cash and cash equivalents	4,652	17,817
Cash and cash equivalents, beginning of period	25,791	18,045

Cash and cash equivalents, end of period	$30,443	$35,862

Supplemental cash flow information
Interest paid	$3,319	$3,281
Income taxes paid	$2,248	$1,656
Significant non-cash transaction
Acquisition of rapid! – estimated earn out	$—	$10,000
Reduction to rapid! – estimated earn out	$839	—

See notes to condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2012, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2012.

In the first quarter of 2012, consolidated stockholders’ equity changed because of (i) changes in other comprehensive income reflected in the consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the consolidated statements of cash flows (including stock-based compensation, proceeds from stock option exercises and tax activities around share-based awards); and (iii) net income.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings, approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the consolidated balance sheet.

2.	New Accounting Standards

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company adopted ASU 2011-05 and has provided the required disclosures in a single statement with the Consolidated Statement of Income.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

3.	Business Acquisitions

Acquisition of rapid! Financial Services LLC.

On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid! PayCard”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! PayCard is a provider of payroll prepaid cards, e-paystubs and e-W2s, and is focused on small and medium sized businesses. The Company purchased rapid! PayCard to expand its Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2012, the Company revised the intangible assets associated with the trade name. These valuations of intangible assets have been finalized. The tax basis goodwill is expected to be deductible for income tax purposes.

A contingent consideration agreement was entered into in connection with the purchase of rapid! PayCard. Under the terms of the agreement the former owners of rapid! PayCard will receive additional consideration based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. During the first quarter of 2012, the Company revised the estimate of contingent consideration to $8,486. On April 30, 2012, the Company paid the former owners of rapid! Paycard in accordance with the contingent consideration agreement. The resulting impact of this adjustment ($839) during the first quarter of 2012 was an offset to other operating expense in our Other Payment Solutions segment and does not impact the allocation of purchase price.

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	March 31, 2012	December 31, 2011
Consideration paid (including estimated $10,000 earn out)	$18,081	$18,081
Less:
Accounts receivable	75	75
Accounts payable	(85)	(85)
Other tangible assets, net	105	105
Customer relationships (a)	4,600	4,600
Trade name (b)	1,000	1,600

Recorded goodwill	$12,386	$11,786

(a)	Weighted average life – 4.7 years.
(b)	Weighted average life – 5.5 years.

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

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of March 31, 2012, and 2011
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2012
Accounts receivable, trade	$1,521,181	$31,509	$5,443	$7,626	$1,565,759
Percent of total	97.2%	2.0%	0.3%	0.5%
2011
Accounts receivable, trade	$1,379,183	$35,767	$6,168	$6,781	$1,427,899
Percent of total	96.6%	2.5%	0.4%	0.5%

The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended March 31,
	2012	2011
Balance, beginning of period	$11,526	$10,237
Provision for credit losses	5,043	5,659
Charge-offs	(7,407)	(7,667)
Recoveries of amounts previously charged-off	1,562	1,047

Balance, end of period	$10,724	$9,276

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during the first three months of 2012 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Balance at December 31, 2011	$512,184	$37,320	$549,504
Impact of foreign currency translation	4,339	328	4,667
rapid! purchase price adjustment	—	600	600

Balance at March 31, 2012	$516,523	$38,248	$554,771

Other Intangible Assets

The changes in other intangible assets during the first three months of 2012 were as follows:

	Net Carrying Amount, December 31, 2011	Acquisition adjustment	Amortization	Impact of foreign currency translation	Net Carrying Amount, March 31, 2012
Definite-lived intangible assets
Acquired software	$19,034	$—	$(876)	$113	$18,271
Customer relationships	75,827	—	(4,028)	1,331	73,130
Patent	2,766	—	(146)	89	2,709
Trade name	1,600	(600)	(36)	—	964
Indefinite-lived intangible assets
Trademarks and trade names	10,429	—	—	124	10,553

Total	$109,656	$(600)	$(5,086)	$1,657	$105,627

The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $15,103 for April 1, 2012 through December 31, 2012; $16,817 for 2013; $13,930 for 2014; $11,469 for 2015; $9,241 for 2016 and $6,862 for 2017.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Other intangible assets consist of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$29,128	$(10,857)	$18,271	$28,867	$(9,833)	$19,034
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	111,410	(38,280)	73,130	109,772	(33,945)	75,827
Patent	3,435	(726)	2,709	3,365	(599)	2,766
Trade name	1,100	(136)	964	1,700	(100)	1,600

	$145,173	$(50,099)	95,074	$143,804	$(44,577)	99,227

Indefinite-lived intangible assets
Trademarks and trade names			10,553			10,429

Total			$105,627			$109,656

6.	Earnings per Common Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Income available for common stockholders
Basic and Dilutive	$23,236	$12,115

Weighted average common shares outstanding – Basic	38,820	38,516
Unvested restricted stock units	160	155
Stock options	143	201

Weighted average common shares outstanding – Diluted	39,123	38,872

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of March 31, 2012, the Company had no outstanding interest rate swap arrangements.

Derivatives Not Designated as Hedging Instruments

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2012, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel Option contracts settling April 2012 – September 2013	36,483
Fuel price derivative instruments – diesel Option contracts settling April 2012– September 2013	16,391

Total fuel price derivative instruments	52,874

(a)	The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$—	Accrued expenses	$95
Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	410	Fuel price derivatives, at fair value	13,560	Fuel price derivatives, at fair value	415

Total derivatives		$—		$410		$13,560		$510

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$60	$70	Financing interest expense	$(109)	$(248)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31,
		2012	2011
Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(18,812)	$(25,175)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $35 in 2012 and $41 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

	March 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$2,948	$—	$2,948	$—
Asset-backed securities	1,826	—	1,826	—
Municipal bonds	150	—	150	—
Equity securities	11,827	11,827	—	—

Total available-for-sale securities	$16,751	$11,827	$4,924	$—

Executive deferred compensation plan trust (a)	$2,936	$2,936	$—	$—

Liabilities:
Fuel price derivatives - diesel	$3,243	$—	$—	$3,243
Fuel price derivatives - unleaded fuel	10,317	—	10,317	—

Total fuel price derivatives - liabilities	$13,560	$—	$10,317	$3,243

(a)	The fair value of these instruments is recorded in other assets.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2011:

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$3,197	$—	$3,197	$—
Asset-backed securities	1,930	—	1,930	—
Municipal bonds	149	—	149	—
Equity securities	11,768	11,768	—	—

Total available-for-sale securities	$17,044	$11,768	$5,276	$—

Executive deferred compensation plan trust (a)	$2,218	$2,218	$—	$—

Fuel price derivatives – unleaded fuel (c)	$20	$—	$20	$—

Liabilities:
Fuel price derivatives – diesel (c)	$25	$—	$—	$25

September 2010 interest rate swap arrangement with a base rate of 0.56% and an aggregate notional amount of $150,000(b)	$95	$—	$95	$—

Contingent consideration	$9,325	$—	$—	$9,325

(a)	The fair value of these instruments is recorded in other assets.
(b)	The fair value of these instruments is recorded in accrued expenses.
(c)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(9,325)	$(25)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	839	(3,218)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers(in)/out of Level 3	8,486	—

Ending balance	$—	$(3,243)

(a)

Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$—	$(3,643)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	(7,042)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(10,000)	—
Transfers (in)/out of Level 3	—	—

Ending balance	$(10,000)	$(10,685)

(a)

Gains and losses (realized and unrealized) included in earnings for the three months ended March 31, 2011, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of comprehensive income.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Fuel price derivatives – diesel. The assumptions used in the valuation of the diesel fuel price derivatives use both observable and unobservable inputs. With respect to forward prices for diesel fuel, there is a lack of price transparency. Such unobservable inputs are significant to the diesel fuel derivative contact valuation methodology.

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$3,243	Option model	Future retail price of diesel fuel after March 31, 2012	$3.72 – 3.81

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the second quarter of 2012 through the third quarter of 2013. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

Contingent consideration

The Company classified its liability for contingent consideration related to its acquisition of rapid! PayCard within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which include the revenues of rapid! PayCard over a twelve month period ending on March 31, 2012. On March 31, 2012, the amount due was determined to be $8,486 and was paid on April 30, 2012.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

9.	Stock-Based Compensation

During the first quarter of 2012, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2012 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended March 31, 2012, total stock-based compensation cost recognized was approximately $3,400. As of March 31, 2012, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units was approximately $15,400, to be recognized over the remaining vesting periods of these awards.

10.	Income Taxes

Management has determined that future earnings generated by the Company’s Australia subsidiaries will be invested indefinitely outside the United States. Accordingly, no incremental domestic tax effects have been contemplated in deferred tax balances. As of March 31, 2012, the amount of unremitted earnings designated as indefinitely invested totaled $6,657.

11.	Commitments and Contingencies

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

The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities. The operations from the rapid! acquisition appear in the Other Payment Solutions segment.

Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.

The following table presents the Company’s reportable segment results for the three months ended March 31, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Three months ended March 31, 2012
Fleet payment solutions	$109,147	$934	$5,821	$16,219	$29,463
Other payment solutions	30,975	177	410	3,701	6,104

Total	$140,122	$1,111	$6,231	$19,920	$35,567

Three months ended March 31, 2011
Fleet payment solutions	$98,534	$1,020	$5,021	$13,627	$24,437
Other payment solutions	21,556	258	383	2,636	4,729

Total	$120,090	$1,278	$5,404	$16,263	$29,166

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table reconciles adjusted net income to net income:

	Three months ended March 31,
	2012	2011
Adjusted net income	$35,567	$29,166
Unrealized losses on fuel price derivatives	(13,555)	(20,818)
Amortization of acquired intangible assets	(5,086)	(5,565)
Tax impact of the above transactions	6,310	9,332

Net income	$23,236	$12,115

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2011, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 28, 2012 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

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

Summary

Below are selected items from the first quarter of 2012:

•	Average number of vehicles serviced increased 13 percent from the first quarter of 2011 to approximately 6.7 million, primarily due to the addition of fleet for BP Australia.

•

Total fuel transactions processed increased 8 percent from the first quarter of 2011 to 79.3 million. Payment processing transactions increased 3 percent to 60.6 million, while transaction processing transactions increased 31 percent to 18.7 million, over the same period in the prior year. These increases are primarily due to the addition of fleet transactions in BP Australia. Domestic payment processing transaction increased 2 percent over the same period in the prior year.

•

Average expenditure per payment processing transaction increased 12 percent to $74.37 from $66.42 for the same period last year. This increase was driven by higher average retail fuel prices. The average U.S. fuel price per gallon during the three months ended March 31, 2012, was $3.72 for North America, a 10 percent increase over the same period last year. The average Australian fuel price per gallon during the three months ended March 31, 2012, was $5.80, a 9 percent increase over the same period last year.

•	Realized losses on our fuel price derivatives were $5.3 million compared to realized losses of $4.4 million for the first quarter of 2011.

•	Credit loss expense in the fleet segment was $3.8 million for the three months ended March 31, 2012, versus $5.5 million for the three months ended March 31, 2011.

•	Corporate charge card purchase volume grew $754 million to $2.2 billion for the three months ended March 31, 2012, an increase of 52 percent over the same period last year.

Results of Operations

Fleet Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

	Three months ended March 31,			Increase (decrease)
(in thousands)	2012	2011		Amount	Percent
Revenues
Payment processing revenue	$73,855	$65,655		$8,200	12%
Transaction processing revenue	3,981	3,876		105	3%
Account servicing revenue	15,454	13,809		1,645	12%
Finance fees (a)	11,189	10,006		1,183	12%
Other	4,668	5,188		(520)	(10)%

Total revenues	109,147	98,534		10,613	11%
Total operating expenses	60,015	58,920		1,095	2%

Operating income	49,132	39,614		9,518	24%
Gain on foreign currency transactions	(69)	488		(557)	(114)%
Financing interest expense	(2,285)	(2,439)		154	(6)%
Net realized and unrealized losses on derivative instruments	(18,812)	(25,175)		6,363	(25)%

Income before taxes	27,966	12,488		15,478	124%
Provision for income taxes	10,201	4,546		5,655	124%

Net income	$17,765	$7,942		$9,823	124%

	Three months ended March 31,			Increase (decrease)
(in thousands, except per transaction and per gallon data)	2012	2011		Amount	Percent
Key operating statistics
Payment processing revenue:
Payment processing transactions	60,557	58,913	(c)	1,644	3%
Average expenditure per payment processing transaction	$74.37	$66.42	(c)	$7.95	12%
Average price per gallon of fuel – Domestic – ($/gal)	$3.72	$3.38		$0.34	10%
Average price per gallon of fuel – Australia – ($USD/gal)	$5.80	$5.32		$0.48	9%
Transaction processing revenue:
Transaction processing transactions	18,706	14,288		4,418	31%
Account servicing revenue:
Average number of vehicles serviced (b)	6,678	5,900	(c)	778	13%

(a)	Financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment
(b)	Does not include Pacific Pride vehicle information.
(c)

Payment processing transaction and vehicle count data, as well as related calculated metrics associated with this data, for 2011 have been revised to reflect information provided from an improved business intelligence reporting process that was implemented in the second quarter of 2011. These changes do not impact our revenue or earnings. 2011 data has also been updated to remove non-fuel payment processing transactions from Wright Express Australia operations.

Revenues

Payment processing revenue increased $8.2 million for the three months ended March 31, 2012, compared to the same period last year. The increase is primarily due to the 10 percent increase in the average domestic price per gallon of fuel, representing approximately $5.0 million of the increase. Also contributing to the increase is the increase in the number of domestic payment processing transactions, which contributed approximately $2.6 million. The remaining $0.6 million increase in payment processing revenue is due to operations at Wright Express Australia for the three months ended March 31, 2012, compared to the same period last year, primarily due to an 8 percent increase in transactions for the three months ended March 31, 2012, as compared to the same period in the prior year.

Account servicing revenue increased $1.6 million for the three months ended March 31, 2012, compared to the same period last year. Approximately $0.8 million of the increase is related to an increase in the number of cards at Wright Express Australia. The remaining increase is primarily due to an increase in WEXSmart units as compared to the same period in the prior year.

Our finance fees have increased $1.2 million for the three months ended March 31, 2012, over the same period in the prior year. Payments for customer receivables are due within thirty days or less. Finance fee revenue is earned when a customer’s receivable balance becomes delinquent. The finance fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Finance fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increase in these fees is primarily due to higher accounts receivable balances, as a result of higher fuel prices and transaction volume.

Operating Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended March 31:

(in thousands)	2012	2011	Increase (decrease)
Expense
Salary and other personnel	$25,175	$23,230	8%
Provision for credit losses	$3,827	$5,549	(31)%
Service fees	$6,241	$4,430	41%
Operating interest expense	$934	$1,020	(8)%

Salary and other personnel expenses increased $1.9 million for the three months ended March 31, 2012, as compared to the same period last year. The increase is primarily due to additional employees, which added approximately $1.0 million in expense over the same period in the prior year. Lower capitalized payroll during the first quarter of 2012, as compared to the first quarter in the prior year, contributed approximately $0.5 million of the increase in salary expense.

We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 8.5 basis points of Fuel Expenditures for the three months ended March 31, 2012, compared to 14.2 basis points of Fuel Expenditures for the same period last year, on a fully consolidated basis. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs. The decrease in expense during the three months ended March 31, 2012, as compared to the prior quarter, is primarily due to favorable aging and related rolls rates, along with increased recoveries of balances previously charged off.

Service fees increased $1.8 million for the three months ended March 31, 2012, compared to the same period last year. The increase is primarily due an increase in professional fees during the first quarter of 2012.

Operating interest expense decreased $0.1 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in operating interest expense is primarily due to lower interest rates offset by higher operating debt balances. For the first quarter of 2012, the average interest rate was 0.65 percent, as compared to an average interest rate of 0.87 percent for the first quarter of 2011.

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

	Three months ended March 31,
	2012	2011
Fuel price derivatives, at fair value, beginning of period	$(5)	$(10,877)
Net change in fair value	(18,812)	(25,175)
Cash payments (receipts) on settlement	5,257	4,357

Fuel price derivatives, at fair value, end of period	$(13,560)	$(31,695)

Collar range:
Floor	$3.09	$2.97
Ceiling	$3.15	$3.03
Domestic average fuel price, beginning of period	$3.45	$3.15
Domestic average fuel price, end of period	$3.99	$3.69

Changes in fuel price derivatives for the three months ended March 31, 2012, as compared to the corresponding period a year ago are attributable to upward movements in fuel prices. The average price of fuel, as indicated above, is in excess of the ceiling price of our derivatives, leading to a derivative liability on our balance sheet. The losses that we actually realize on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependant, in part, on the current price of fuel.

We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the earnings exposure to fuel price movements is more limited than it is domestically.

Effective tax rates

Our effective tax rate was 36.9 percent for the three months ended March 31, 2012 and 36.4 percent for the three months ended March 31, 2011. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. Our tax rate may fluctuate due to the impacts that rate mix changes have on our net deferred tax assets. Proposed changes in Australia tax consolidation laws have been announced. These proposed changes could impact the deductibility of approximately $70 million in amortization expense in Australia and hence may result in a discrete charge in our recorded tax expense in the current year.

Other Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Revenues
Payment processing revenue	$20,165	$14,563	$5,602	38%
Transaction processing revenue	2,038	1,888	150	8%
Account servicing revenue	1,044	240	804	335%
Finance fees	172	127	45	35%
Other	7,556	4,738	2,818	59%

Total revenues	30,975	21,556	9,419	44%
Total operating expenses	22,144	14,998	7,146	48%

Operating income	8,831	6,558	2,273	35%
Gain on foreign currency transactions	49	—	49	NM

Income before income taxes	8,880	6,558	2,322	35%
Income taxes	3,409	2,385	1,024	43%

Net income	$5,471	$4,173	$1,298	31%

	Three months ended March 31,		Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Key operating statistics
Payment processing revenue:
Corporate charge card purchase volume	$2,189,578	$1,435,965	$753,613	52%
NM – Not Meaningful

Revenues

Payment processing revenue increased $5.6 million, as compared to the same period in the prior year, which was primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service and insurance/warranty markets and by increased market penetration with our corporate charge card product. The corporate charge card net interchange rate for the first quarter of 2012 was down 11 basis points to 0.90 percent, which equates to approximately $2.4 million, as compared to the first quarter of last year, primarily due to contract mix, increased foreign spend, which generally has a lower interchange rate than domestic transactions, and a reduction in customer specific incentives received from MasterCard.

Other revenue has increased $2.8 million over the same period in the prior year, primarily from increased fees related to cross border charges.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended March 31:

(in thousands)	2012	2011	Increase (decrease)
Expense
Salary and other personnel	$3,540	$2,463	44%
Provision for credit losses	$1,215	$110	NM
Service fees	$14,067	$8,581	64%
NM – Not Meaningful

Salary and other personnel expenses increased $1.1 million for the three months ended March 31, 2012, as compared to the same period last year. This increase was primarily due to the acquisition of rapid! Paycard, which occurred at the end of the first quarter in 2011.

Provision for credit losses increased $1.1 million during the first quarter of 2012 as compared to the same period in the prior year primarily due to a $0.9 million bankruptcy of a single customer during the first quarter of 2012.

Service fees increased $5.5 million during the first quarter of 2012 as compared to the same period in the prior year. The increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.

Liquidity, Capital Resources and Cash Flows

We focus on management operating cash as a key element in achieving maximum stockholder value, and it is the primary measure we use internally to monitor cash flow performance from our core operations. Since deposits, interest-bearing money market deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, we consider deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by (used for) operating activities as presented on the consolidated statement of cash flows in accordance with GAAP.

While GAAP operating cash flows showed a use of $38.2 million in the first quarter of 2012, management operating cash moved in the opposite direction providing approximately $15.2 million inflows. Our first quarter of 2011 cash flows were use of $44.5 million in GAAP operating cash flows and $24 million in management operating cash inflows.

In addition to the $15.2 million of management operating cash we generated during the first quarter of 2012, we also decreased borrowings under our revolving credit facility by $6.9 million.

Management Operating Cash

The table below reconciles net cash provided by operating activities to change in management operating cash:

	Three months ended March 31,
	2012	2011
Net cash (used) provided by operating activities	$(38,238)	$(44,528)
Net change in deposits and interest-bearing money market deposits	13,085	128,018
Net change in borrowed federal funds	40,326	(59,484)

Change in management operating cash	$15,173	$24,006

Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our accounts receivable. FSC issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.25 percent to 1.45 percent as of March 31, 2012. As of March 31, 2012, we had approximately $593.1 million of deposits outstanding. Certificates of deposit are subject to regulatory capital requirements. FSC also issues interest-bearing money market deposits to finance our accounts receivable. As of March 31, 2012, we had approximately $102.6 million of interest-bearing money market deposits at a weighted average rate of 0.58 percent.

FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $93 million available on our $140 million federal funds lines of credit as of March 31, 2012.

Liquidity

We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $4.7 million, as deposits and borrowed federal funds increased approximately $53.4 million and our accounts receivable increased approximately $230 million, primarily due to increased fuel prices.

We have approximately 4 years left on our revolving credit facility and have approximately $98.4 million in borrowings against it. As of March 31, 2012, the unutilized portion of our revolving credit facility was $599.2 million. Outstanding debt under our amortizing term loan arrangement which expires in May of 2016, totaled $190 million at March 31, 2012. As of March 31, 2012, amount outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 150 basis points. Amounts outstanding under the revolving credit facility bear interest at a rate equal to, at our option, (a) LIBOR plus 150 basis points or (b) the prime rate plus 50 basis points. We decreased our financing debt by $6.9 million during the first three months and ended the period with a balance outstanding of $288.4 million.

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

In prior years, we have entered into interest rate swap arrangements to convert our variable rate borrowings to fixed rate borrowings. Our last interest rate swap arrangement of $150 million expired in March 2012. We continue to review our projected borrowings under our credit facility and the current interest rate environment to determine if additional swaps should be executed. As of March 31, 2012 we do not have any interest rate swap arrangements.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $6.7 million as of March 31, 2012. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

Letters of credit. We are required to post collateral to secure our fuel price sensitive derivative instruments where our unrealized loss exceeds any unsecured credit granted by our counter party. At March 31, 2012, we had posted as collateral letters of credit totaling $2.4 million.

Purchase of Treasury Shares

We did not repurchase any shares of common stock during the quarter ended March 31, 2012.

Shelf Registration

On April 10, 2012, the Company filed a universal shelf registration with the SEC.

Critical Accounting Policies and Estimates

We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2012. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2012	—	$—	—	$48,633,132
February 1 – February 29, 2012	—	$—	—	$48,633,132
March 1 – March 31, 2012	—	$—	—	$48,633,132

Total	—	$—	—	$48,633,132

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

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1**	Amended and Restated Wright Express Corporation Short-Term Incentive Program

*	10.2**	2012 Corporate Annual Grant Long-Term Incentive Program

*	10.3**	2012 International Annual Grant Long-Term Incentive Program

	10.4	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

***	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	Portions of exhibits 10.1, 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

May 3, 2012	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*	10.1**	Amended and Restated Wright Express Corporation Short-Term Incentive Program

*	10.2**	2012 Corporate Annual Grant Long-Term Incentive Program

*	10.3**	2012 International Annual Grant Long-Term Incentive Program

	10.4	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

***	101.INS	XBRL Instance Document

***	101.SCH	XBRL Taxonomy Extension Schema Document

***	101.CAL	XBRL Taxonomy Calculation Linkbase Document

***	101.LAB	XBRL Taxonomy Label Linkbase Document

***	101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	Portions of exhibits 10.1, 10.2 and 10.3 have been omitted pursuant to a request for confidential treatment.
***	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.