Form 10-Q
period 2012-06-30
Wright Express CORP
filed 2012-08-02
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value per share	38,668,354 shares

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

PART I

Item 1. Financial Statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$208,002	$25,791
Accounts receivable (less reserve for credit losses of $8,520 in 2012 and $11,526 in 2011)	1,532,421	1,323,915
Income taxes receivable	—	7,755
Available-for-sale securities	16,612	17,044
Fuel price derivatives, at fair value	11,003	410
Property, equipment and capitalized software (net of accumulated depreciation of $118,199 in 2012 and $109,133 in 2011)	65,281	62,078
Deferred income taxes, net	113,048	143,524
Goodwill	568,931	549,504
Other intangible assets, net	109,778	109,656
Other assets	90,562	38,383

Total assets	$2,715,638	$2,278,060

Liabilities and Stockholders’ Equity
Accounts payable	$523,743	$409,226
Accrued expenses	48,040	54,738
Income taxes payable	10,180	—
Deposits	961,615	693,654
Borrowed federal funds	—	6,900
Revolving line-of-credit facilities and term loan	320,700	295,300
Amounts due under tax receivable agreement	88,628	92,763
Fuel price derivatives, at fair value	—	415
Other liabilities	5,793	15,749

Total liabilities	1,958,699	1,568,745
Commitments and contingencies (Note 12)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,452 in 2012 and 42,252 in 2011 shares issued; 38,774 in 2012 and 38,765 in 2011 shares outstanding	425	423
Additional paid-in capital	153,308	146,282
Retained earnings	686,960	633,389
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	270	200
Net unrealized loss on interest rate swaps	—	(60)
Net foreign currency translation adjustment	28,631	30,448

Accumulated other comprehensive income	28,901	30,588
Less treasury stock at cost, 3,766 shares in 2012 and 3,566 in 2011	(112,655)	(101,367)

Total stockholders’ equity	756,939	709,315

Total liabilities and stockholders’ equity	$2,715,638	$2,278,060

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Fleet payment solutions	$114,685	$113,648	$223,832	$212,182
Other payment solutions	38,379	27,624	69,354	49,180

Total revenues	153,064	141,272	293,186	261,362
Expenses
Salary and other personnel	29,963	26,410	58,678	52,104
Service fees	24,770	18,194	45,078	31,204
Provision for credit losses	4,184	6,128	9,227	11,787
Technology leasing and support	4,874	4,022	9,141	7,956
Occupancy and equipment	3,214	2,820	6,030	6,085
Depreciation and amortization	11,397	10,908	22,714	21,877
Operating interest expense	1,076	1,461	2,187	2,739
Cost of hardware and equipment sold	784	825	1,511	1,876
Other	9,922	9,329	17,777	18,387

Total operating expenses	90,184	80,097	172,343	154,015

Operating income	62,880	61,175	120,843	107,347
Financing interest expense	(2,290)	(3,548)	(4,575)	(5,987)
(Loss) gain on foreign currency transactions	(472)	4	(492)	492
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	9,750	—	9,750	—
Net realized and unrealized gains (losses) on fuel price derivatives	20,792	6,232	1,980	(18,943)

Income before income taxes	90,660	63,863	127,506	82,909
Provision for income taxes	60,325	23,248	73,935	30,179

Net income	30,335	40,615	53,571	52,730
Other comprehensive income
Changes in available-for-sale securities, net of tax effect of $51 and $41 in 2012 and $39 and $33 in 2011	86	68	70	56
Changes in interest rate swaps, net of tax effect of $— and $35 in 2012 and $40 and $81 in 2011	—	69	60	139
Foreign currency translation	(9,819)	10,798	(1,817)	18,481

Total other comprehensive income	$20,602	$51,550	$51,884	$71,406

Earnings per share:
Basic	$0.78	$1.05	$1.38	$1.37
Diluted	$0.78	$1.04	$1.37	$1.36
Weighted average common shares outstanding:
Basic	38,883	38,722	38,852	38,619
Diluted	39,084	38,947	39,114	38,915

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$53,571	$52,730
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	(11,008)	6,943
Stock-based compensation	6,151	4,574
Depreciation and amortization	23,412	23,139
Deferred taxes	27,425	4,750
Provision for credit losses	9,227	11,787
Loss on disposal of property and equipment	125	592
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(217,007)	(409,223)
Other assets	(52,864)	(8,627)
Accounts payable	114,143	196,591
Accrued expenses	(7,539)	2,099
Income taxes	17,770	10,441
Other liabilities	(9,824)	(536)
Amounts due under tax receivable agreement	(4,135)	(4,040)

Net cash used for operating activities	(50,553)	(108,780)
Cash flows from investing activities
Purchases of property and equipment	(15,934)	(12,417)
Purchases of available-for-sale securities	(154)	(1,797)
Maturities of available-for-sale securities	698	585
Acquisition of CorporatePay, net of cash	(27,783)	—
Acquisition of ReD - adjustment	—	3,734
Acquisition of rapid!, net of earn out	—	(8,081)

Net cash used for investing activities	(43,173)	(17,976)
Cash flows from financing activities
Excess tax benefits from share-based payment arrangements	2,444	3,659
Repurchase of share-based awards to satisfy tax withholdings	(2,940)	(2,387)
Proceeds from stock option exercises	1,373	2,675
Net increase in deposits	267,961	238,650
Net decrease in borrowed federal funds	(6,900)	(50,084)
Loan origination fee paid for 2011 revolving line-of-credit facility	—	(6,184)
Net repayments on 2007 revolving line-of-credit facility	—	(332,300)
Repayments on term loan	—	(75,000)
Net borrowings in 2011 revolving line-of-credit facility	30,400	189,000
Borrowings on 2011 term note agreement	—	200,000
Repayment of 2011 term note agreement	(5,000)	(2,500)
Purchase of shares of treasury stock	(11,288)	—

Net cash provided by financing activities	276,050	165,529
Effect of exchange rate changes on cash and cash equivalents	(113)	194

Net change in cash and cash equivalents	182,211	38,967
Cash and cash equivalents, beginning of period	25,791	18,045

Cash and cash equivalents, end of period	$208,002	$57,012

Supplemental cash flow information
Interest paid	$6,432	$7,135
Income taxes paid	$26,319	$10,714
Significant non-cash transaction
Acquisition of rapid! – estimated earn out	$—	$10,000
Reduction of rapid! – estimated earn out	$839	$—

See notes to unaudited condensed consolidated financial statements.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Wright Express Corporation for the year ended December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. When used in these notes, the term “Company” means Wright Express Corporation and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2012.

In the first six months of 2012, consolidated stockholders’ equity changed because of (i) changes in other comprehensive income reflected in the consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the consolidated statements of cash flows (including stock-based compensation, proceeds from stock option exercises and tax activities around share-based awards); (iii) purchase of treasury stock; and (iv) net income.

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

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU 2011-04”). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company adopted ASU 2011-05 and has provided the required disclosures in a single statement with the Consolidated Statement of Comprehensive Income.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

3.	Business Acquisitions

Acquisition of CorporatePay

On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17,000 (US $27,800 at the time of acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. These valuations of intangible assets have not been finalized. The goodwill is not expected to be deductible for income tax purposes. The purchase agreement also includes a potential contingent consideration component of up to GBP 5,500 based on performance milestones. The results of operations of CorporatePay are reflected in the Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

June 30, 2012
Consideration paid (net of cash)	$27,783
Less:
Accounts receivable	1,077
Accounts payable	(629)
Other tangible liabilities, net	(3,639)
Acquired software(a)	7,760
Customer relationships(b)	2,000
Trademarks and trade name(c)	1,400

Recorded goodwill	$19,814

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 6.3 years.
(c)	Weighted average life – 5.3 years.

No pro forma information has been included in these financial statements as the operations of CorporatePay for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

A contingent consideration agreement was entered into in connection with the purchase of rapid! PayCard. Under the terms of the agreement the former owners of rapid! PayCard received additional consideration based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. During the first quarter of 2012, the Company revised the estimate of contingent consideration to $8,486. On April 30, 2012, the Company paid the former owners of rapid! Paycard in accordance with the contingent consideration agreement. The resulting impact of this adjustment ($839) during the first quarter of 2012 was an offset to other operating expense in our Other Payment Solutions segment and does not impact the allocation of the purchase price.

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	June 30, 2012	December 31, 2011
Consideration paid (including estimated $10,000 earn out)	$18,081	$18,081
Less:
Accounts receivable	75	75
Accounts payable	(85)	(85)
Other tangible liabilities, net	105	105
Customer relationships (a)	4,600	4,600
Trade name(b)	1,000	1,600

Recorded goodwill	$12,386	$11,786

(a)	Weighted average life – 4.7 years.
(b)	Weighted average life – 5.5 years.

4.	Reserves for Credit Losses

In general, the terms of the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of June 30, 2012, and June 30, 2011
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2012
Accounts receivable, trade	$1,499,076	$30,276	$6,177	$5,412	$1,540,941
Percent of total	97.3%	2.0%	0.4%	0.3%
2011
Accounts receivable, trade	$1,519,721	$33,280	$8,337	$6,955	$1,568,293
Percent of total	96.9%	2.1%	0.5%	0.5%

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents changes in reserves for credit losses related to accounts receivable:

	Six months ended June 30,
	2012	2011
Balance, beginning of period	$11,526	$10,237
Provision for credit losses	9,227	11,787
Charge-offs	(15,195)	(13,450)
Recoveries of amounts previously charged-off	2,962	2,306

Balance, end of period	$8,520	$10,880

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during the first six months of 2012 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Balance at December 31, 2011	$512,184	$37,320	$549,504
Impact of foreign currency translation	(318)	(669)	(987)
Rapid! Purchase adjustment	—	600	600
Acquisition of CorporatePay	—	19,814	19,814

Balance at June 30, 2012	$511,866	$57,065	$568,931

Other Intangible Assets

The changes in other intangible assets during the first six months of 2012 were as follows:

	Net Carrying Amount, December 31, 2011	Acquisition	Acquisition adjustment	Amortization	Impact of foreign currency translation	Net Carrying Amount, June 30, 2012
Definite-lived intangible assets
Acquired software	$19,034	$7,760	$—	$(2,018)	$(202)	$24,574
Customer relationships	75,827	2,000	—	(7,838)	(38)	69,951
Patent	2,766	—	—	(153)	(74)	2,539
Trademarks and trade names	1,600	1,400	(600)	(61)	(45)	2,294
Indefinite-lived intangible assets
Trademarks and trade names	10,429	—	—	—	(9)	10,420

Total	$109,656	$11,160	$(600)	$(10,070)	$(368)	$109,778

The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $10,234 for July 1, 2012 through December 31, 2012; $17,287 for 2013; $14,724 for 2014; $12,476 for 2015; $10,288 for 2016 and $7,912 for 2017.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Other intangible assets consist of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$36,360	$(11,786)	$24,574	$28,867	$(9,833)	$19,034
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	111,556	(41,605)	69,951	109,772	(33,945)	75,827
Patent	3,360	(821)	2,539	3,365	(599)	2,766
Trademarks and trade names	2,455	(161)	2,294	1,700	(100)	1,600

	$153,831	$(54,473)	99,358	$143,804	$(44,577)	99,227

Indefinite-lived intangible assets
Trademarks and trade names			10,420			10,429

Total			$109,778			$109,656

6.	Earnings per Common Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income available for common stockholders – Basic and Diluted	$30,335	$40,615	$53,571	$52,730

Weighted average common shares outstanding – Basic	38,883	38,722	38,852	38,619
Unvested restricted stock units	91	79	135	119
Stock options	110	146	127	177

Weighted average common shares outstanding – Diluted	39,084	38,947	39,114	38,915

No shares were considered anti-dilutive during the periods reported.

7.	Deposits and Borrowed Federal Funds

On January 11, 2012, the Company entered into an agreement with Higher One, Inc. (“Higher One”), a technology and payment services company focused on higher education, to offer Negotiable Order of Withdrawal (“NOW”) accounts to a portion of Higher One’s customers. Higher One will provide processing and other administrative services while the Company, through FSC, will establish and maintain the NOW accounts. During the second quarter of 2012, the Company received non-interest bearing NOW account deposits. As of June 30, 2012, the Company has $295,600 of non-interest bearing NOW account deposits outstanding. Higher One will have the right to retain all revenue generated by or from the non-interest bearing NOW accounts, including, but not limited to fees, interchange and other miscellaneous revenues. In addition, when the federal funds rate is greater than 2 percent, the Company will pay Higher One a monthly fee, at a rate of 50 percent of the excess of the federal funds rate above 2 percent. As of June 30, 2012, the Company has not paid nor incurred any fees to Higher One.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

8.	Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The fuel based commodity price risk is managed by entering into put and call option contracts. The put and call option contracts are based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis, related to the Company’s commodity price risk. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. In the past, the Company has entered into interest rate swap arrangements to manage interest rate risk associated with the Company’s variable-rate borrowings. As of June 30, 2012, the Company is not a party to any interest rate swap arrangements

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates its interest rate swap arrangements as cash flow hedges of the forecasted interest payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made. Because the derivatives are either accounting or economic hedges of operational exposures, cash flows from the settlement of such contracts are included in “Cash flows from operating activities” on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of June 30, 2012, the Company had no outstanding interest rate swap arrangements.

Derivatives Not Designated as Hedging Instruments

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2012, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel Option contracts settling July 2012 – December 2013	29,119
Fuel price derivative instruments – diesel Option contracts settling July 2012 – December 2013	13,082

Total fuel price derivative instruments	42,201

(a)

The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$—	Accrued expenses	$95
Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	11,003	Fuel price derivatives, at fair value	410	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	415

Total derivatives		$11,003		$410		$—		$510

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Derivatives in	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$69	Financing interest expense	$—	$(274)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30,
		2012	2011
Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$20,792	$6,232

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $0 in 2012 and $40 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Derivatives in	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$60	$139	Financing interest expense	$(109)	$(522)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six months ended June 30,
		2012	2011
Commodity contracts	Net realized and unrealized (losses) gains on fuel price derivatives	$1,980	$(18,943)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $35 in 2012 and $81 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

9.	Fair Value

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels:

	June 30, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$2,640	$—	$2,640	$—
Asset-backed securities	1,769	—	1,769	—
Municipal bonds	152	—	152	—
Equity securities	12,051	12,051	—	—

Total available-for-sale securities	$16,612	$12,051	$4,561	$—

Fuel price derivatives – diesel (b)	$3,398	$—	$—	$3,398
Fuel price derivatives – unleaded fuel (b)	7,605	—	7,605	—

Total fuel price derivatives	$11,003	$—	$7,605	$3,398

Executive deferred compensation plan trust (a)	$2,738	$2,738	$—	$—

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

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

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2012:

Fuel Price Derivatives – Diesel
Beginning balance	$(3,243)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	6,641
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—

Ending balance	$3,398

(a)

Gains and losses (realized and unrealized) included in earnings for the three months ended June 30, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(9,325)	$(25)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	839	3,423
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	8,486	—

Ending balance	$—	$3,398

(a)

Gains and losses (realized and unrealized) included in earnings for the six months ended June 30, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2011:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(10,000)	$(10,685)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	5,160
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$(5,525)

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

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$3,398	Option model	Future retail price of diesel fuel after June 30, 2012	$3.63 – 3.68

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the third quarter of 2012 through the fourth quarter of 2013. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

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

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The Company classified its liability for contingent consideration related to its acquisition of CorporatePay within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which include the revenues of CorporatePay over the twelve month period ended December 31, 2012. The Company does not believe any contingent consideration will be paid and has recorded no liability at the time of acquisition.

10.	Stock-Based Compensation

During the first quarter of 2012, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2012 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the six months ended June 30, 2012, total stock-based compensation cost recognized was approximately $6,151. As of June 30, 2012, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units was approximately $11,300, to be recognized over the remaining vesting periods of these awards.

11.	Income Taxes

On June 29, 2012, tax legislation was enacted in Australia that affected the tax deductibility of certain intangible assets. A tax charge of $31,083 was recorded in June of 2012 to reflect these impacts. The Company wrote-off an associated refund claim payable to the former shareholder of RD Card Holding Australia for $9,750, included in non-operating income. This payable was contingent on the receipt of the tax refunds generated by tax deductions associated with the amortization of above mentioned intangible assets.

Tax expense for the quarter ended June 30, 2012, also included $268 for estimated non-tax deductible transaction costs related to the acquisition of CorporatePay.

Management has determined that future earnings generated by the Company’s Australia subsidiaries will be invested indefinitely outside the United States. Accordingly, no incremental domestic tax effects have been contemplated in deferred tax balances. As of June 30, 2012, the amount of unremitted earnings designated as indefinitely invested totaled $1,891.

12.	Commitments and Contingencies

Litigation

The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

13.	Segment Information

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

The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the estimate of amounts due under the tax receivable agreement (including the former shareholder RD Card Holdings Australia), the net impact of tax rate changes on IPO related goodwill, certain non-cash asset impairment charges and the gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.

The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing, payroll and transaction monitoring needs. Revenue in this segment is derived from our corporate charge cards, single use accounts and prepaid card products. The corporate charge card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities. The operations from the rapid! Paycard and CorporatePay acquisitions are included in the Other Payment Solutions segment.

Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results. Total assets are not allocated to the segments.

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s reportable segment results for the three months ended June 30, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Three months ended June 30, 2012
Fleet payment solutions	$114,685	$913	$6,023	$17,934	$31,065
Other payment solutions	38,379	163	390	4,317	8,014

Total	$153,064	$1,076	$6,413	$22,251	$39,079

Three months ended June 30, 2011
Fleet payment solutions	$113,648	$1,218	$5,115	$16,061	$28,800
Other payment solutions	27,624	243	414	3,761	6,745

Total	$141,272	$1,461	$5,529	$19,822	$35,545

The following table presents the Company’s reportable segment results for the six months ended June 30, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Income Taxes	Adjusted Net Income
Six months ended June 30, 2012
Fleet payment solutions	$223,832	$1,847	$11,844	$34,153	$60,528
Other payment solutions	69,354	340	800	8,018	14,118

Total	$293,186	$2,187	$12,644	$42,171	$74,646

Six months ended June 30, 2011
Fleet payment solutions	$212,182	$2,238	$10,136	$29,688	$53,237
Other payment solutions	49,180	501	797	6,397	11,474

Total	$261,362	$2,739	$10,933	$36,085	$64,711

WRIGHT EXPRESS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table reconciles adjusted net income to net income:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Adjusted net income	$39,079	$35,545	$74,646	$64,711
Unrealized gains (losses) on fuel price derivatives	24,563	13,875	11,008	(6,943)
Amortization of acquired intangible assets	(4,984)	(5,379)	(10,070)	(10,944)
Change in tax refund due to former shareholders of RD Card Holdings Australia	9,750	—	9,750	—
Tax impact	(38,073)	(3,426)	(31,763)	5,906

Net income	$30,335	$40,615	$53,571	$52,730

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

Summary

Below are selected items from the second quarter of 2012:

•	We acquired the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17 million (US $27.8 million), net of cash acquired.

•

As of June 30, 2012, we have approximately $295 million outstanding NOW accounts associated with Higher One, Inc (“Higher One”), a technology and payment services company focused on higher education. Wright Express Financial Services Corporation establishes, provides, and maintains Higher One’s account offering for a portion of Higher One’s customers in addition to providing other banking functions.

•	Corporate charge card purchase volume grew $922 million to $2.8 billion for the three months ended June 30, 2012, an increase of 49 percent over the same period last year.

•	Average number of vehicles serviced increased 7 percent from the second quarter of 2011 to approximately 6.7 million, primarily due to the addition of fleets in Australia.

•

Total fleet transactions processed increased 3 percent from the second quarter of 2011 to 83.3 million. Payment processing transactions increased 1 percent to 63.9 million, while transaction processing transactions increased 8 percent to 19.4 million, over the same period in the prior year. These increases are primarily due to the addition of fleet transactions in Australia.

•

Average expenditure per payment processing transaction decreased to $75.47 from $75.77 for the same period last year. This decrease was driven by lower average retail fuel prices, offset by higher gallons per transaction. The average U.S. fuel price per gallon during the three months ended June 30, 2012, was $3.79 for North America, a 2 percent decrease over the same period last year. The average Australian fuel price per gallon during the three months ended June 30, 2012, was $5.60, a 2 percent decrease over the same period last year.

•	Realized losses on our fuel price derivatives during the second quarter of 2012 were $3.8 million compared to realized losses of $7.6 million for the same period in the prior year.

•	Credit loss expense in the fleet segment was $4.0 million for the three months ended June 30, 2012, versus $6.0 million for the three months ended June 30, 2011.

•	We repurchased approximately 200,800 shares of our common stock at a cost of approximately $11.3 million during the second quarter of 2012.

•

Our effective tax rate was 66.5 percent for the three months ended June 30, 2012 and 36.4 percent for the three months ended June 30, 2011. During the second quarter of 2012, we recorded a charge of approximately $31 million due to impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles. In addition, proposed changes in Australia tax consolidation laws have been announced. If enacted, these proposed changes could impact the levels of intercompany debt allowable in past and future tax years and hence may result in a discrete charge in our recorded tax expense in the current year and a higher statutory tax rate in future periods.

Results of Operations

Fleet Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Revenues
Payment processing revenue	$78,451	$78,444	$7	—	$152,306	$144,099	$8,207	6%
Transaction processing revenue	4,157	4,291	(134)	(3)%	8,138	8,167	(29)	—
Account servicing revenue	15,481	14,597	884	6%	30,935	28,406	2,529	9%
Finance fees	11,629	11,024	605	5%	22,818	21,030	1,788	9%
Other	4,967	5,292	(325)	(6)%	9,635	10,480	(845)	(8)%

Total revenues	114,685	113,648	1,037	1%	223,832	212,182	11,650	5%
Total operating expenses	63,350	61,985	1,365	2%	123,365	120,905	2,460	2%

Operating income	51,335	51,663	(328)	(1)%	100,467	91,277	9,190	10%
(Loss) gain on foreign currency transactions	(308)	4	(312)	NM	(377)	492	(869)	(177)%
Financing interest expense (b)	(2,290)	(3,548)	1,258	(35)%	(4,575)	(5,987)	1,412	(24)%
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	6,968	—	6,968	NM	6,968	—	6,968	NM
Net realized and unrealized gains (losses) on fuel price derivatives (b)	20,792	6,232	14,560	234%	1,980	(18,943)	20,923	(110)%

Income before income taxes	76,497	54,351	22,146	41%	104,463	66,839	37,624	56%
Income taxes	51,534	19,783	31,751	161%	61,735	24,329	(37,406)	(154)%

Net income	$24,963	$34,568	$(9,605)	(28)%	$42,728	$42,510	$218	1%

Key operating statistics
Payment processing revenue:
Payment processing transactions	63,912	63,187	725	1%	124,469	122,100	2,369	2%
Average expenditure per payment processing transaction	$75.47	$75.77	$(0.30)	—	$74.93	$71.24	$3.69	5%
Average price per gallon of fuel - Domestic – ($/gal)	$3.79	$3.86	$(0.07)	(2)%	$3.76	$3.63	$0.13	4%
Average price per gallon of fuel - Australia – (USD/gal)	$5.60	$5.70	$(0.10)	(2)%	$5.69	$5.45	$0.24	4%
Transaction processing revenue:
Transaction processing transactions	19,391	17,988	1,403	8%	38,097	32,276	5,821	18%
Account servicing revenue:
Average number of vehicles serviced (a)	6,746	6,287	459	7%	6,712	6,093	619	10%

(a)	Does not include Pacific Pride vehicle information.
(b)	Financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

NM Not Meaningful

Revenues

Payment processing revenue remained relatively flat for the three months ended June 30, 2012, compared to the same period last year. The average domestic price per gallon of fuel decreased 2 percent, while domestic payment processing transactions increased 1 percent over the same period in the prior year.

Payment processing revenue increased $8.2 million for the six months ended June 30, 2012, compared to the same period last year. The increase is primarily due to the 4 percent increase in the average domestic price per gallon of fuel, which represented approximately $3.5 million of the increase. Domestic payment processing transactions increased 2 percent over the same period in the prior year, resulting in an increase in revenue of $4.2 million. The remaining $0.5 million increase in payment processing revenue is primarily due to a 7 percent increase in transactions for the operations of Wright Express Australia for the six months ended June 30, 2012, compared to the same period in the prior year.

Our account servicing revenue increased $0.9 million for the three months ended June 30, 2012, as compared to the same period in 2011, and increased $2.5 million for the six months ended June 30, 2012, as compared to the same period in 2011. For the three months ended June 30, 2012, the increase is primarily due to an increase in WEXSmart units in service as compared to the same period in the prior year. Approximately $1.0 million of the increase for the six months ended June 30, 2012, is due to an increase in the number of cards at Wright Express Australia. The remaining increase is primarily due to an increase in WEXSmart units in service as compared to the same period in the prior year.

Our finance fees increased $0.6 million for the three months ended June 30, 2012, as compared to the same period in 2011, and increased $1.8 million for the six months ended June 30, 2012, as compared to the same period in 2011. Finance fee revenue is earned when a customer’s receivable balance becomes delinquent. The finance fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Finance fee revenue can also be impacted by changes in (i) late fee rates charged and (ii) increases or decreases in the number of customers with overdue balances. For the three and six months ended June 30, 2012, the increase in these fees is primarily due to an increase in the late fee rate charged, compared to the same period in the prior year.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Expense
Salary and other personnel	$26,423	$23,914	$2,509	10%
Provision for credit losses	$3,987	$6,080	$(2,093)	(34)%
Depreciation and amortization	$10,054	$9,500	$554	6%
Occupancy and equipment	$2,996	$2,663	$333	13%

Changes in operating expenses for the three months ended June 30, 2012, as compared to the corresponding period a year ago, include the following:

•

Salary and other personnel expenses increased $2.5 million for the three months ended June 30, 2012, as compared to the same period last year. Approximately $0.6 million of this increase is due to additional employees as compared to the same period in the prior year. The remaining increase is primarily resulting from non-capitalized contractor expense at Wright Express Australia.

•

We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 8.4 basis points of Fuel Expenditures for the three months ended June 30, 2012, compared to 12.5 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. The decrease in expense is primarily due to lower past due balances.

•

Depreciation and amortization expenses increased approximately $0.6 million for the three months ended June 30, 2012, as compared to the same period in 2011. This increase is primarily due to additional assets being placed in service during the second quarter of 2012.

•

Occupancy and equipment expenses increased $0.3 million for the three months ended June 30, 2012, as compared to the same period in the prior year. The increase is from the additional equipment rent expense associated with customer service initiatives.

The following table compares selected expense line items within our Fleet Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Expense
Salary and other personnel	$51,598	$47,144	$4,454	9%
Service fees	$12,585	$10,931	$1,654	15%
Provision for credit losses	$7,814	$11,629	$(3,815)	(33)%

Changes in operating expenses for the six months ended June 30, 2012, as compared to the corresponding period a year ago, include the following:

•

Salary and other personnel expenses increased $4.5 million for the six months ended June 30, 2012, as compared to the same period last year. Approximately $1.6 million of this increase is due to additional employees as compared to the same period in the prior year. Lower capitalized payroll during the first six months of 2012, as compared to the first six months of the prior year, contributed approximately $0.8 million of the salary expense increase. The remaining increase is primarily resulting from non-capitalized contractor expense at Wright Express Australia during the second quarter of 2012.

•

Service fees increased $1.7 million for the six months ended June 30, 2012, as compared to the same period in the prior year. The increase in fees is primarily due to an increase in professional fees during the first quarter of 2012, as compared to the same period in the prior year.

•

Credit losses were 8.5 basis points of fuel expenditures for the six months ended June 30, 2012, compared to 13.2 basis points of Fuel Expenditures for the same period last year. The decrease in expense is primarily due to lower past due balances.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2012	2011	2012	2011
Fuel price derivatives, at fair value, beginning of period	$(13,560)	$(31,695)	$(5)	$(10,877)
Net change in fair value	20,792	6,232	1,980	(18,943)
Cash payments (receipts) on settlement	3,771	7,643	9,028	12,000

Fuel price derivatives, at fair value, end of period	$11,003	$(17,820)	$11,003	$(17,820)

Collar range:
Floor	$3.32	$2.87	$3.21	$2.82
Ceiling	$3.38	$2.93	$3.27	$2.88
Fuel price, beginning of period	$4.00	$3.70	$3.45	$3.15
Fuel price, end of period	$3.47	$3.65	$3.47	$3.65

Changes in fuel price derivatives for the three and six months ended June 30, 2012, as compared to the corresponding period a year ago are attributable to the movements in fuel prices at the corresponding times. As of June 30, 2012, the projected future price of fuel is below the average floor price of our derivatives, leading to an asset on our balance sheet. Losses that we actually realize on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependant, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.

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

Effective tax rates

Our effective tax rate for our Fleet Payment Solutions segment was 67.4 percent for the three months ended June 30, 2012 and 36.4 percent for the three months ended June 30, 2011. Our effective tax rate was 59.1 percent for the six months ended June 30, 2012 and 36.4 percent for the six months ended June 30, 2011. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles. In addition, proposed changes in Australia tax consolidation laws have been announced. If enacted, these proposed changes could impact the levels of intercompany debt allowable in past and future tax years and hence may result in a discrete charge in our recorded tax expense in the current year and a higher statutory tax rate in future periods.

Other Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Revenues
Payment processing revenue	$25,913	$18,756	$7,157	38%	$46,078	$33,319	$12,759	38%
Transaction processing revenue	1,559	1,712	(153)	(9)%	3,597	3,600	(3)	—
Account servicing revenue	1,220	799	421	53%	2,264	1,039	1,225	118%
Finance fees	148	212	(64)	(30)%	319	339	(20)	(6)%
Other	9,539	6,145	3,394	55%	17,096	10,883	6,213	57%

Total revenues	38,379	27,624	10,755	39%	69,354	49,180	20,174	41%
Total operating expenses	26,834	18,112	8,722	48%	48,978	33,110	15,868	48%

Operating income	11,545	9,512	2,033	21%	20,376	16,070	4,306	27%
Loss of foreign currency transactions	(164)	—	(164)	—	(115)	—	(115)	—
Decrease in tax refund due to former
shareholders of RD Card Holdings Australia	2,782	—	2,782	—	2,782	—	2,782	—
Income before income taxes	14,163	9,512	4,651	49%	23,043	16,070	6,973	43%
Income taxes	8,791	3,465	5,326	154%	12,200	5,850	6,350	109%

Net income	$5,372	$6,047	$(675)	(11)%	$10,843	$10,220	$623	6%

Key operating statistics
Payment processing revenue:
MasterCard purchase volume	$2,822,657	$1,900,736	$921,921	49%	$5,012,235	$3,336,701	$1,675,534	50%

Revenues

Payment processing revenue for the three months ended June 30, 2012, increased $7.2 million, as compared to the same period in the prior year, and increased $12.8 million for the six months ended June 30, 2012, as compared to the same period in the prior year. These increases are primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service and insurance/warranty markets and by increased market penetration with our corporate charge card product. The corporate charge card net interchange rate for the three months ended June 30, 2012, was down 7 basis points to 0.895 percent, which equates to a reduction in revenue of approximately $1.9 million, as compared to the second quarter of last year, primarily due to contract mix, increased foreign spend, which generally has a lower interchange rate than domestic transactions, and a reduction in customer specific incentives received. The corporate charge card net interchange rate for the six months ended June 30, 2012, was down 9 basis points to 0.898 percent, which equates to a reduction in revenue of approximately $4.4 million, as compared to the second quarter of last year, primarily due to contract mix, increased foreign spend and a reduction in customer specific incentives received.

Other revenue for the three months ended June 30, 2012, increased approximately $3.4 million as compared to the same period in the prior year, and increased $6.2 million for the six months ended June 30, 2012, as compared to the same period in the prior year. These increases are primarily due to increased fees related to cross border charges.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Expense
Salary and other personnel	$3,540	$2,497	$1,043	42%
Service fees	$18,426	$11,692	$6,734	58%

Salary and other personnel expenses increased $1.0 million for the three months ended June 30, 2012, as compared to the same period last year. This increase is primarily due to additional sales staff.

Service fees increased $6.7 million during the second quarter of 2012 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent
Expense
Salary and other personnel	$7,080	$4,960	$2,120	43%
Service fees	$32,493	$20,273	$12,220	60%
Provision for credit losses	$1,413	$158	$1,255	794%

Salary and other personnel expenses increased $2.1 million for the six months ended June 30, 2012, as compared to the same period last year. This increase is primarily due to the acquisition of rapid! Paycard, which occurred at the end of the first quarter in 2011 and additional sales staff.

Service fees increased $12.2 million during the first six months of 2012 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.

Provision for credit losses increased $1.3 million during the first six months of 2012 as compared to the same period in the prior year primarily due to a $0.9 million bankruptcy of a single customer during the first quarter of 2012.

Effective tax rates

Our effective tax rate for our Other Payment Solutions segment was 62.1 percent for the three months ended June 30, 2012 and 36.4 percent for the three months ended June 30, 2011. Our effective tax rate was 52.9 percent for the six months ended June 30, 2012 and 36.4 percent for the six months ended June 30, 2011. During the second quarter of 2012, we recorded a charge of approximately $4.7 million due to impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles. In addition, proposed changes in Australia tax consolidation laws have been announced. If enacted, these proposed changes could impact the levels of intercompany debt allowable in past and future tax years and hence may result in a discrete charge in our recorded tax expense in the current year and a higher statutory tax rate in future periods.

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

While GAAP operating activities cash flows showed a use of $50.6 million in the first six months of 2012, management operating cash moved in the opposite direction providing approximately $210.5 million of inflows. During the first six months of 2011, GAAP operating activities cash flows showed a use of approximately $108.8 million, while management operating cash showed inflows of $79.8 million.

In addition to the $210.5 million of management operating cash we generated during the first six months of 2012, we also increased borrowings under our revolving credit facility by $30.4 million. During the first six months of 2012 we paid $27.8 million in cash for the acquisition of CorporatePay and $11.3 million to repurchase shares.

Management Operating Cash

The table below reconciles net cash provided by operating activities to change in management operating cash:

	Six months ended June 30,
	2012	2011
Net cash used for operating activities	$(50,553)	$(108,780)
Net increase in deposits	267,961	238,650
Net decrease in borrowed federal funds	(6,900)	(50,084)

Management operating cash	$210,508	$79,786

Our bank subsidiary, Wright Express Financial Services Corporation (“FSC”), utilizes certificates of deposit to finance our domestic accounts receivable. FSC issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.30 percent to 1.15 percent as of June 30, 2012. As of June 30, 2012, we had approximately $530.9 million of certificates of deposit outstanding. FSC also issues interest-bearing money market deposits to finance our accounts receivable. As of June 30, 2012, we had approximately $123.1 million of interest-bearing money market deposits at a weighted average rate of 0.47 percent. During the second quarter of 2012, we received non-interest bearing Negotiable Order of Withdrawal (“NOW”) account deposits associated with Higher One. As of June 30, 2012, we had $295.6 million of non-interest bearing NOW account deposits and $12.0 million on non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.

FSC also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $140 million in federal funds lines of credit available, but undrawn, as of June 30, 2012.

Liquidity

We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $182.2 million. Deposits and borrowed federal funds increased approximately $261.1 million and our accounts receivable, net, increased approximately $208.5 million, primarily due to increased fuel prices.

During the second quarter of 2012, due to growth and fluctuations of daily cash requirements, we have elected to maintain a higher level of liquidity by maintaining higher cash balances. We will continue to monitor the level of requirements on an ongoing basis. Furthermore, due to higher spend levels on our corporate card product; we have deposited $50 million in an interest bearing escrow account with a third party in order to secure full performance of our payment obligations to a merchant card provider. This amount is recorded in other assets on our balance sheet.

We have approximately 4 years left on our revolving credit facility and have approximately $133.2 million in borrowings against it. As of June 30, 2012, the unutilized portion of our revolving credit facility was $564.5 million. Outstanding debt under our amortizing term loan arrangement which expires in May of 2016, totaled $187.5 million at June 30, 2012. As of June 30, 2012, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 150 basis points. Amounts outstanding under the revolving credit facility bear interest at a rate equal to, at our option, (a) LIBOR plus 150 basis points or (b) the prime rate plus 50 basis points. We increased our financing debt by $25.4 million during the first six months of 2012 and ended the period with a balance outstanding of $320.7 million.

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

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1.9 million as of June 30, 2012. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

Letters of credit. At June 30, 2012, we had posted, as collateral, letters of credit totaling $2.4 million.

Purchase of Treasury Shares

The following table presents stock repurchase program activity from January 1, 2012 through June 30, 2012 and January 1, 2011, through June 30, 2011:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	200.8	$11,288	—	$—	200.8	$11,288	—	$—

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of Wright Express Corporation evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of Wright Express Corporation concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2012. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2012	—	$—	—	$48,633,132
May 1 – May 31, 2012	175,849	$56.15	175,849	$38,758,718
June 1 – June 30, 2012	25,000	$56.54	25,000	$37,345,340

Total	200,849	$56.20	200,849	$37,345,340

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

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.1	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WRIGHT EXPRESS CORPORATION

August 2, 2012	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and CFO (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on November 20, 2008, File No. 001-32426)

	4.1	Rights Agreement, dated as of February 16, 2005 by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	10.1	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of Wright Express Corporation pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Calculation Linkbase Document

**	101.LAB	XBRL Taxonomy Label Linkbase Document

**	101.PRE	XBRL Taxonomy Presentation Linkbase Document

**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.