Form 10-Q
period 2012-09-30
WEX Inc.
filed 2012-11-01
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32426

WEX INC.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2012
Common Stock, $0.01 par value per share	38,702,213 shares

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

PART I

Item 1. Financial Statements.

WEX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2012	December 31, 2011

Assets
Cash and cash equivalents	$435,303	$25,791
Accounts receivable (less reserve for credit losses of $10,068 in 2012 and $11,526 in 2011)	1,630,699	1,323,915
Available-for-sale securities	16,223	17,044
Income taxes receivable	—	7,755
Fuel price derivatives, at fair value	428	410
Property, equipment and capitalized software (net of accumulated depreciation of $121,348 in 2012 and $109,133 in 2011)	65,741	62,078
Deferred income taxes, net	104,425	143,524
Goodwill	579,204	549,504
Other intangible assets, net	137,197	109,656
Other assets	93,213	38,383

Total assets	$3,062,433	$2,278,060

Liabilities and Stockholders’ Equity
Accounts payable	$586,941	$409,226
Accrued expenses	50,010	54,738
Income taxes payable	9,434	—
Deposits	1,206,114	693,654
Borrowed federal funds	—	6,900
Fuel price derivatives, at fair value	2,274	415
Revolving line-of-credit facilities and term loan	300,000	295,300
Other liabilities	14,992	15,749
Amounts due under tax receivable agreement	86,518	92,763

Total liabilities	2,256,283	1,568,745

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest (Note 11)	22,113	—

WEX Inc. Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,488 in 2012 and 42,252 in 2011 shares issued; 38,810 in 2012 and 38,765 in 2011 shares outstanding	425	423
Additional paid-in capital	157,058	146,282
Retained earnings	701,258	633,389
Other comprehensive income (loss), net of tax:
Net unrealized gain on available-for-sale securities	314	200
Net unrealized loss on interest rate swaps	—	(60)
Net foreign currency translation adjustment	37,637	30,448

Accumulated other comprehensive income	37,951	30,588

Less treasury stock at cost, 3,766 shares in 2012 and 3,566 in 2011	(112,655)	(101,367)

Total equity	784,037	709,315

Total liabilities and stockholders’ equity	$3,062,433	$2,278,060

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues
Fleet payment solutions	$117,877	$117,054	$341,709	$329,236
Other payment solutions	43,090	34,824	112,444	84,004

Total revenues	160,967	151,878	454,153	413,240

Expenses
Salary and other personnel	28,823	27,388	87,501	79,492
Service fees	28,968	20,774	74,046	51,978
Provision for credit losses	5,647	8,677	14,874	20,464
Technology leasing and support	4,577	3,895	13,718	11,851
Occupancy and equipment	3,032	2,761	9,062	8,846
Depreciation and amortization	27,877	11,767	50,591	33,644
Operating interest expense	1,243	1,449	3,430	4,188
Cost of hardware and equipment sold	759	1,166	2,270	3,042
Other	8,764	8,757	26,541	27,144

Total operating expenses	109,690	86,634	282,033	240,649

Operating income	51,277	65,244	172,120	172,591

Financing interest expense	(2,302)	(3,100)	(6,877)	(9,087)
Gain (loss) on foreign currency transactions	180	(855)	(312)	(363)
Net realized and unrealized gain (loss) on fuel price derivatives	(14,026)	13,952	(12,046)	(4,991)
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	—	—	9,750	—
Increase in amount due under tax receivable agreement	—	(875)	—	(875)

Income before income taxes	35,129	74,366	162,635	157,275

Income taxes	20,845	26,266	94,780	56,445

Net income before noncontrolling interest	14,284	48,100	67,855	100,830

Less: Net earnings from noncontrolling interest	(14)	—	(14)	—

Net earnings attributable to WEX Inc.	14,298	48,100	67,869	100,830

Changes in available-for-sale securities, net of tax effect of $27 and $68 in 2012 and $57 and $90 in 2011	44	88	114	144
Changes in interest rate swaps, net of tax effect of $— and $35 in 2012 and $65 and $146 in 2011	—	113	60	252
Foreign currency translation	9,006	(29,888)	7,189	(11,407)

Comprehensive income attributable to WEX Inc.	$23,348	$18,413	$75,232	$89,819

Net earnings attributable to WEX Inc. per share:
Basic	$0.37	$1.24	$1.75	$2.61
Diluted	$0.37	$1.23	$1.74	$2.59

Weighted average common shares outstanding:
Basic	38,793	38,747	38,832	38,662
Diluted	38,995	38,951	39,084	38,938

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Treasury	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Stock	Earnings	Equity

Balances at December 31, 2011	42,252	$423	$146,282	$30,588	$(101,367)	$633,389	$709,315

Stock issued to employees exercising stock options	136	1	1,862	—	—	—	1,863
Tax benefit from employees’ stock option and restricted stock units	—	—	3,049	—	—	—	3,049
Stock issued to employees for vesting of restricted stock units	100	1	—	—	—	—	1
Stock-based compensation	—	—	5,865	—	—	—	5,865
Purchase of shares of treasury stock	—	—	—	—	(11,288)	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $68	—	—	—	114	—	—	114
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	60
Foreign currency translation	—	—	—	7,189	—	—	7,189
Net earning attributable to WEX Inc.	—	—	—	—	—	67,869	67,869

Balance at September 30, 2012	42,488	$425	$157,058	$37,951	$(112,655)	$701,258	$784,037

Balance at December 31, 2010	41,924	$419	$132,583	$27,605	$(101,367)	$499,767	$559,007

Stock issued to employees exercising stock options	204	2	2,755	—	—	—	2,757
Tax benefit from employees’ stock option and restricted stock units	—	—	3,788	—	—	—	3,788
Stock issued to employees for vesting of restricted stock units	112	1	—	—	—	—	1
Stock-based compensation	—	—	4,914	—	—	—	4,914
Changes in available-for-sale securities, net of tax effect of $90	—	—	—	144	—	—	144
Changes in interest rate swaps, net of tax effect of $146	—	—	—	252	—	—	252
Foreign currency translation	—	—	—	(11,407)	—	—	(11,407)
Net earning attributable to WEX Inc.	—	—	—	—	—	100,830	100,830

Balance at September 30, 2011	42,240	$422	$144,040	$16,594	$(101,367)	$600,597	$660,286

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$67,855	$100,830
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	1,841	(13,785)
Stock-based compensation	8,806	7,429
Depreciation and amortization	35,604	35,267
Goodwill impairment	16,171	—
Deferred taxes	35,392	20,297
Provision for credit losses	14,874	20,464
Loss on disposal of property and equipment	—	715
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(306,350)	(383,951)
Other assets	(55,572)	(7,981)
Accounts payable	163,203	148,480
Accrued expenses	(5,755)	6,674
Income taxes	16,904	(2,765)
Other liabilities	(12,034)	(962)
Amounts due under tax receivable agreement	(6,245)	(5,187)

Net cash used for operating activities	(25,306)	(74,475)

Cash flows from investing activities
Purchases of property and equipment	(21,796)	(19,862)
Purchases of available-for-sale securities	(224)	(8,353)
Maturities of available-for-sale securities	1,228	769
Acquisition of CorporatePay, net of cash	(27,783)	—
Acquisition of ReD – adjustment	—	3,734
Acquisition of rapid!, net of earn out	—	(8,081)
Cash assumed in UNIK acquisition	1,566	—

Net cash used for investing activities	(47,009)	(31,793)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	3,049	3,788
Repurchase of share-based awards to satisfy tax withholdings	(2,941)	(2,547)
Proceeds from stock option exercises	1,862	2,755
Net increase in deposits	512,456	170,974
Net (decrease) increase in borrowed federal funds	(6,900)	9,229
Loan origination fee paid for 2011 revolving line-of-credit facility	—	(6,184)
Net (repayments) borrowing on 2007 revolving line-of-credit facility	—	(332,300)
(Repayments) borrowings on term loan	—	(75,000)
Net borrowings in 2011 revolving line-of-credit facility	12,200	165,200
Borrowings on 2011 term note agreement	—	200,000
Repayment of 2011 term note agreement	(7,500)	(5,000)
Other financing debt	(19,560)	—
Purchase of shares of treasury stock	(11,288)	—

Net cash provided by financing activities	481,378	130,915

Effect of exchange rate changes on cash and cash equivalents	449	(615)

Net change in cash and cash equivalents	409,512	24,032
Cash and cash equivalents, beginning of period	25,791	18,045

Cash and cash equivalents, end of period	$435,303	$42,077

Supplemental cash flow information
Interest paid	$9,676	$11,439
Income taxes paid	$39,455	$35,066

Significant non-cash transaction
Acquisition of rapid! – estimated earn out	$—	$10,000
Reduction of rapid! – estimated earn out	$839	$—
Acquisition of UNIK – estimated earn out	$991	$—

See notes to unaudited condensed consolidated financial statements.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. (formerly Wright Express Corporation) for the year ended December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012. When used in these notes, the term “Company” means WEX Inc. and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2012.

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

WEX INC.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

3.	Business Acquisitions

Acquisition of UNIK

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK S.A. (“UNIK”), a privately-held provider of payroll cards in Brazil. The Company purchased UNIK to expand its Other Payment Solution segment. UNIK is a provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.

The investment was consummated through the purchase of 168,317 newly issued shares of UNIK for approximately R$44,800 (approximately US$22,800). The purchase agreement also includes a potential contingent consideration component based on performance milestones. Although the contingent consideration is not capped the Company has estimated the amount of the liability to be approximately R$2,000 (approximately US$1,000). The agreement further provides the Company with a call option which would enable it to acquire the remaining shares at specific times over a three-year period. Additionally the purchase agreement provides the noncontrolling shares with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Subsequent to the acquisition of UNIK, UNIK paid approximately $19,600 of UNIK’s existing financing debt. As of September 30, 2012, UNIK has approximately $9,000 of financing debt, classified in other liabilities on the Company’s unaudited consolidated balance sheets.

Based on its ownership position the Company has concluded that it has acquired a controlling interest in UNIK. During the third quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed, which have not been finalized. Goodwill associated with the transaction is not expected to be deductible for income tax purposes. In addition, the Company has recognized and measured a redeemable noncontrolling interest. The redeemable noncontrolling interest represents the portion of UNIK’s net assets owned by the noncontrolling shareholders and is presented in the mezzanine section on the Company’s unaudited consolidated balance sheets. The results of operations of UNIK are reflected in the Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

September 30, 2012

Total UNIK value	$44,701
Less: Redeemable noncontrolling interest	21,904

Total purchase price (includes estimated earn out of $991)	$22,797

Less:
Cash	1,566
Accounts receivable	11,726
Accounts payable	(12,640)
Other tangible liabilities, net	(29,157)
Acquired software (a)	14,193
Customer relationships (b)	15,171
Trademarks and trade name (c)	1,272

Recorded goodwill	$20,666

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 5.9 years.
(c)	Weighted average life – 5.5 years.

No pro forma information has been included in these financial statements as the operations of UNIK for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Acquisition of CorporatePay

On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17,000 (US $27,800 at the time of acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. The valuations of intangible assets have not been finalized. The goodwill is not expected to be deductible for income tax purposes. The purchase agreement also includes a potential contingent consideration component of up to GBP 5,500 based on performance milestones. The results of operations of CorporatePay are reflected in the Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

September 30, 2012

Consideration paid (net of cash)	$27,783
Less:
Accounts receivable	1,077
Accounts payable	(629)
Other tangible liabilities, net	(3,639)
Acquired software (a)	7,760
Customer relationships (b)	2,000
Trademarks and trade name (c)	1,400

Recorded goodwill	$19,814

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 6.3 years.
(c)	Weighted average life – 5.3 years.

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

WEX INC.

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

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	September 30, 2012	December 31, 2011

Consideration paid (including estimated $10,000 earn out)	$18,081	$18,081
Less:
Accounts receivable	75	75
Accounts payable	(85)	(85)
Other tangible liabilities, net	105	105
Customer relationships (a)	4,600	4,600
Trade name (b)	1,000	1,600

Recorded goodwill	$12,386	$11,786

(a)	Weighted average life – 4.7 years.
(b)	Weighted average life – 5.5 years.

4.	Reserves for Credit Losses

In general, the terms of the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of September 30, 2012, and September 30, 2011
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2012
Accounts receivable, trade	$1,595,483	$32,031	$6,123	$7,130	$1,640,767
Percent of total	97.2%	2.0%	0.4%	0.4%	100.00%

2011
Accounts receivable, trade	$1,478,362	$31,025	$7,059	$8,722	$1,525,168
Percent of total	96.9%	2.0%	0.5%	0.6%	100.00%

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents changes in reserves for credit losses related to accounts receivable:

	Nine months ended September 30,
	2012	2011

Balance, beginning of period	$11,526	$10,237
Provision for credit losses	14,874	20,464
Charge-offs	(20,397)	(21,619)
Recoveries of amounts previously charged-off	4,065	3,743

Balance, end of period	$10,068	$12,825

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during the first nine months of 2012 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Balance at December 31, 2011	$512,184	$37,320	$549,504
Impact of foreign currency translation	4,540	251	4,791
rapid! purchase adjustment	—	600	600
Goodwill impairment	—	(16,171)	(16,171)
Acquisition of UNIK	—	20,666	20,666
Acquisition of CorporatePay	—	19,814	19,814

Balance at September 30, 2012	$516,724	$62,480	$579,204

Impairment of Goodwill

During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of Wright Express Prepaid Australia. On September 30, 2012, the Company recorded an estimated goodwill impairment loss of $16,171 related to the purchase of Wright Express Prepaid Australia. The Company used a discounted cash flow model of the projected earnings of Wright Express Prepaid Australia to determine the amount of goodwill impairment. Any adjustment to the estimated goodwill impairment will be finalized during the fourth quarter of 2012.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Other Intangible Assets

The changes in other intangible assets during the first nine months of 2012 were as follows:

	Net Carrying Amount, December 31, 2011	Acquisition	Acquisition Adjustment	Amortization	Impact of Foreign Currency Translation	Net Carrying Amount, September 30, 2012

Definite-lived intangible assets
Acquired software	$19,034	$21,954	$—	$(3,018)	$203	$38,173
Customer relationships	75,827	17,171	—	(12,073)	1,495	82,420
Patent	2,766	—	—	(277)	(8)	2,481
Trademarks and trade names	1,600	2,672	(600)	(113)	15	3,574

Indefinite-lived intangible assets
Trademarks and trade names	10,429	—	—	—	120	10,549

Total	$109,656	$41,797	$(600)	$(15,481)	$1,825	$137,197

The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $5,559 for October 1, 2012 through December 31, 2012; $21,140 for 2013; $18,458 for 2014; $15,916 for 2015; $13,223 for 2016 and $11,040 for 2017.

Other intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets
Acquired software	$51,234	$(13,061)	$38,173	$28,867	$(9,833)	$19,034
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	128,647	(46,227)	82,420	109,772	(33,945)	75,827
Patent	3,433	(952)	2,481	3,365	(599)	2,766
Trademarks and trade names	3,789	(215)	3,574	1,700	(100)	1,600

	$187,203	$(60,555)	$126,648	$143,804	$(44,577)	$99,227

Indefinite-lived intangible assets
Trademarks and trade names			10,549			10,429

Total			$137,197			$109,656

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

6.	Earnings per Common Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$14,298	$48,100	$67,869	$100,830

Weighted average common shares outstanding – Basic	38,793	38,747	38,832	38,662
Unvested restricted stock units	96	74	130	110
Stock options	106	130	122	166

Weighted average common shares outstanding – Diluted	38,995	38,951	39,084	38,938

No shares were considered anti-dilutive during the periods reported.

7.	Deposits and Borrowed Federal Funds

On January 11, 2012, the Company entered into an agreement with Higher One, Inc. (“Higher One”), a technology and payment services company focused on higher education, to offer Negotiable Order of Withdrawal (“NOW”) accounts to a portion of Higher One’s customers. Higher One will provide processing and other administrative services while the Company, through its bank subsidiary WEX Bank (formerly Wright Express Financial Services Corporation), will establish and maintain the NOW accounts. During the second and third quarters of 2012, the Company received non-interest bearing NOW account deposits. As of September 30, 2012, the Company has $678,800 of non-interest bearing NOW account deposits outstanding.

8.	Financing Debt

During the third quarter of 2012, WEX Bank pledged approximately $598,400 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings. WEX Bank has a line of credit through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $353,000 as of September 30, 2012. As of September 30, 2012, WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window.

Subsequent to the acquisition of UNIK, UNIK paid approximately $19,600 of UNIK’s existing financing debt. As of September 30, 2012, UNIK has approximately $9,000 of financing debt, classified in other liabilities on the Company’s unaudited consolidated balance sheets.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

9.	Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The fuel based commodity price risk is managed by entering into put and call option contracts. The put and call option contracts are based on the wholesale price of gasoline and retail price of diesel fuel, which settle on a monthly basis, related to the Company’s commodity price risk. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. In the past, the Company has entered into interest rate swap arrangements to manage interest rate risk associated with the Company’s variable-rate borrowings. As of September 30, 2012, the Company is not a party to any interest rate swap arrangements.

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of September 30, 2012, the Company had no outstanding interest rate swap arrangements.

Derivatives Not Designated as Hedging Instruments

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2012, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)

Fuel price derivative instruments – unleaded fuel
Option contracts settling October 2012 – March 2014	36,546

Fuel price derivative instruments – diesel
Option contracts settling October 2012 – March 2014	16,419

Total fuel price derivative instruments	52,965

(a)

The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$—	Accrued expenses	$—	Accrued expenses	$95

Derivatives not designated as hedging instruments

Commodity contracts	Fuel price derivatives, at fair value	428	Fuel price derivatives, at fair value	410	Fuel price derivatives, at fair value	2,274	Fuel price derivatives, at fair value	415

Total derivatives		$428		$410		$2,274		$510

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three months ended September 30,		from Accumulated OCI into Income	Three months ended September 30,			Three months ended September 30,
	2012	2011	(Effective Portion)	2012	2011		2012	2011

Interest rate contracts	$—	$113	Financing interest expense	$—	$(188)	Financing interest expense	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,
Derivatives Not Designated as Hedging Instruments		2012	2011

Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$(14,026)	$13,952

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangement has been recorded net of tax impacts of $0 in 2012 and $65 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011		2012	2011

Interest rate contracts	$60	$252	Financing interest expense	$(109)	$(710)	Financing interest expense	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments		2012	2011

Commodity contracts	Net realized and unrealized (loss) gain on fuel price derivatives	$(12,046)	$(4,991)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangement has been recorded net of tax impacts of $35 in 2012 and $146 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

10.	Fair Value

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$2,153	$—	$2,153	$—
Asset-backed securities	1,709	—	1,709	—
Municipal bonds	143	—	143	—
Equity securities	12,218	12,218	—	—

Total available-for-sale securities	$16,223	$12,218	$4,005	$—

Executive deferred compensation plan trust (a)	$2,743	$2,743	$—	$—

Fuel price derivatives – diesel (b)	$110	$—	$—	$110
Fuel price derivatives – unleaded fuel (b)	318	—	318	—

Total fuel price derivatives – assets	$428	$—	$318	$110

Liabilities:

Fuel price derivatives – diesel (b)	$524	$—	$—	$524
Fuel price derivatives – unleaded fuel (b)	1,750	—	1,750	—

Total fuel price derivatives – liabilities	$2,274	$—	$1,750	$524

Contingent consideration	$991	$—	$—	$991

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2011:

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$3,197	$—	$3,197	$—
Asset-backed securities	1,930	—	1,930	—
Municipal bonds	149	—	149	—
Equity securities	11,768	11,768	—	—

Total available-for-sale securities	$17,044	$11,768	$5,276	$—

Executive deferred compensation plan trust (a)	$2,218	$2,218	$—	$—

Fuel price derivatives – unleaded fuel (c)	$20	$—	$20	$—

Liabilities:

Fuel price derivatives – diesel (c)	$25	$—	$—	$25

September 2010 interest rate swap arrangement with a base rate of 0.56% and an aggregate notional amount of $150,000 (b)	$95	$—	$95	$—

Contingent consideration	$9,325	$—	$—	$9,325

(a)	The fair value of these instruments is recorded in other assets.
(b)	The fair value of these instruments is recorded in accrued expenses.
(c)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$—	$3,398
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	(3,812)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(991)	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(991)	$(414)

(a)

Gains and losses (realized and unrealized) included in earnings for the three months ended September 30, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$(9,325)	$(25)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	839	(389)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(991)	—
Transfers in/(out) of Level 3	8,486	—

Ending balance	$(991)	$(414)

(a)

Gains and losses (realized and unrealized) included in earnings for the nine months ended September 30, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2011:

	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$(10,000)	$(5,525)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	—	5,860
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(10,000)	$335

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

WEX INC.

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

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range $ per gallon

Fuel price derivatives – diesel	$(414)	Option model	Future retail price of diesel fuel after September 30, 2012	$3.83 – 4.10

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the fourth quarter of 2012 through the first quarter of 2014. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

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

The Company classified its liability for contingent consideration related to its acquisition of CorporatePay within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which include the revenues of CorporatePay over the twelve month period ended December 31, 2012. The Company does not believe that CorporatePay will achieve target levels that would require a payments under the term of the contract, therefore no liability has been recorded.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The Company classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, the earnings before interest, taxes depreciation and amortization of UNIK over the four month period ending December 31, 2012.

11.	Redeemable noncontrolling interest

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. Redeemable noncontrolling interest is measured at fair value at the date of acquisition. The redeemable noncontrolling interest is reported on the Company’s unaudited consolidated balance sheets in the mezzanine section as “Redeemable noncontrolling interests”.

A reconciliation of redeemable noncontrolling interests for three and nine months ended September 30, 2012 and 2011, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Balance, beginning of period	$—	—	$—	$—
Acquisition of subsidiary at fair value	21,904	—	21,904	—
Net loss attributable to noncontrolling interest	(14)	—	(14)	—
Currency translation adjustment	223	—	223	—

Ending balance	22,113	—	$22,113	$—

12.	Stock-Based Compensation

During the first quarter of 2012, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2012 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the nine months ended September 30, 2012, total stock-based compensation cost recognized was approximately $8,800. As of September 30, 2012, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units was approximately $9,500, to be recognized over the remaining vesting periods of these awards.

13.	Income Taxes

During the third quarter the Company recorded an impairment charge related to goodwill in the amount of $16,171. This charge did not result in any tax provision benefit. Also during the third quarter of 2012, we recorded a tax charge of approximately $2,400 due to the impact of a retroactive tax legislation enacted on September 8, 2012, in Australia. This legislation impacted the potential deductibility of intercompany interest expense allowable in past and future tax years and hence resulted in a discrete charge in our recorded tax expense in the current year and a higher Australian effective tax rate in future periods.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Management has determined, to the extent not already included in U.S. income, that future earnings generated by the Company’s foreign subsidiaries will be invested indefinitely outside the United States. Accordingly, no incremental domestic tax effects have been contemplated in deferred tax balances. As of September 30, 2012, the amount of unremitted earnings designated as indefinitely invested totaled $1,535. The amount of taxes attributable to the undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies

Litigation

The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	Segment Information

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s reportable segment results for the three months ended September 30, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Three months ended September 30, 2012
Fleet payment solutions	$117,878	$838	$5,856	$21,874	$33,641
Other payment solutions	43,089	404	441	5,589	8,394

Total	$160,967	$1,242	$6,297	$27,463	$42,035

Three months ended September 30, 2011
Fleet payment solutions	$117,054	$1,202	$5,557	$15,831	$30,085
Other payment solutions	34,824	247	432	5,753	8,622

Total	$151,878	$1,449	$5,989	$21,584	$38,707

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Nine months ended September 30, 2012
Fleet payment solutions	$341,710	$2,685	$17,699	$56,027	$94,169
Other payment solutions	112,443	744	1,241	13,607	22,512

Total	$454,153	$3,429	$18,940	$69,634	$116,681

Nine months ended September 30, 2011
Fleet payment solutions	$329,236	$3,440	$15,693	$45,519	$83,322
Other payment solutions	84,004	748	1,229	12,150	20,096

Total	$413,240	$4,188	$16,922	$57,669	$103,418

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(in thousands, except per share data)

(unaudited)

The following table reconciles adjusted net income to net income:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Total adjusted net income WEX Inc.	$42,035	$38,707	$116,681	$103,418

Unrealized gains (losses) on fuel price derivatives	(12,849)	20,728	(1,841)	13,785
Amortization of acquired intangible assets	(5,411)	(5,778)	(15,481)	(16,722)
Goodwill impairment	(16,171)	—	(16,171)	—
Change in tax refund due to former shareholders of RD Card Holdings Australia	—	—	9,750	—
Non-cash adjustment related to the tax receivable agreement	—	(875)	—	(875)
Net earnings attributable to noncontrolling interest	77	—	77	—
Tax impact	6,617	(4,682)	(25,146)	1,224

Net earnings attributable to WEX Inc.	$14,298	$48,100	$67,869	$100,830

The tax impact of the foregoing adjustments is the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.

16.	Subsequent Event

Acquisition of FleetOne

On October 4, 2012, the Company completed the acquisition of FleetOne Holding LLC and Subsidiaries (“FleetOne”), an over-the-road and local retail fueling business, from private equity firms LLR Partners and FTV Capital for $369,000 in cash. This transaction is expected to generate approximately $100,000 in present value of tax benefits for WEX Inc. The all cash transaction was financed through the Company’s existing credit facility. FleetOne provides fuel cards and fleet management information services that address the entire fuel card supply chain and has a meaningful presence in both the over-the-road and local fleet markets. Due to the timing of the transaction during the fourth quarter of 2012, the Company has not completed its purchase accounting of FleetOne and is unable to provide further information regarding the assets, liabilities and intangible assets acquired in the purchase.

Corporate name changed to WEX Inc.

On October 25, 2012, Wright Express Corporation formally changed the Company name to WEX Inc. Wright Express Financial Services Corporation changed its name to WEX Bank.

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

Overview

WEX Inc. (formerly Wright Express Corporation) is a leading international provider of physical, digital and virtual corporate card payment solutions. We provide products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific, Latin America and Europe. The Company’s fleet and other payment solutions provide its more than 350,000 customers with security and control for complex payments across a wide spectrum of business sectors. Together with our affiliates, we market our products and services directly, as well as through more than 150 strategic relationships which include major oil companies, fuel retailers, vehicle maintenance providers and online travel agencies.

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

Summary

Below are selected items from the third quarter of 2012:

•

We acquired a 51 percent ownership interest in UNIK S.A. (“UNIK”), a privately-held provider of payroll cards in Brazil. The Company purchased its interest in UNIK to expand its Other Payment Solution segment. UNIK is a leading provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.

•

During the third quarter of 2012, we determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of purchase of Wright Express Prepaid Australia. On September 30, 2012, we recorded an estimated goodwill impairment loss of $16.2 million related to the purchase of Wright Express Prepaid Australia.

•

As of September 30, 2012, we have approximately $679 million outstanding NOW accounts associated with Higher One, Inc. (“Higher One”), a technology and payment services company focused on higher education. WEX Bank (formerly Wright Express Financial Services Corporation) establishes, provides, and maintains Higher One’s account offering for a portion of Higher One’s customers in addition to providing other banking functions.

•	Corporate charge card purchase volume grew $777 million to $3.2 billion for the three months ended September 30, 2012, an increase of 32 percent over the same period last year.

•	Average number of vehicles serviced increased 6 percent from the third quarter of 2011 to approximately 6.9 million.

•

Total fleet transactions processed increased 1 percent from the third quarter of 2011 to 85.7 million. Payment processing transactions increased 1 percent to 66.2 million, while transaction processing transactions decreased 1 percent to 19.6 million, over the same period in the prior year.

•

Average expenditure per payment processing transaction increased to $73.59 from $73.26 for the same period last year. This increase was driven by higher average retail fuel prices in North America. The average fuel price per gallon during the three months ended September 30, 2012, was $3.74 for North America, a 1 percent increase over the same period last year. The average Australian fuel price per gallon during the three months ended September 30, 2012, was $5.42, a 1 percent decrease over the same period last year.

•	Realized losses on our fuel price derivatives during the third quarter of 2012 were $1.2 million compared to realized losses of $6.8 million for the same period in the prior year.

•	Credit loss expense in the fleet segment was $5.4 million for the three months ended September 30, 2012, versus $8.5 million for the three months ended September 30, 2011.

•

Our effective tax rate was 59.3 percent for the three months ended September 30, 2012 and 35.3 percent for the three months ended September 30, 2011. During the third quarter the Company recorded an impairment charge related to goodwill in the amount of $16.2 million. This charge did not result in any tax provision benefit. Also during the third quarter of 2012, we recorded a tax charge of approximately $2.4 million due to the impact of tax legislation enacted on September 8, 2012, in Australia. This legislation impacted the potential deductibility of intercompany interest expense allowable in past and future tax years and hence resulted in a discrete charge in our recorded tax expense in the current year and a higher Australian effective tax rate in future periods.

Results of Operations

Fleet Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Revenues
Payment processing revenue	$78,803	$78,381	$422	1%	$231,109	$222,480	$8,629	4%
Transaction processing revenue	4,097	4,305	(208)	(5)%	12,235	12,472	(237)	(2)%
Account servicing revenue	17,657	17,014	643	4%	48,592	45,420	3,172	7%
Finance fees	12,604	12,791	(187)	(1)%	35,422	33,821	1,601	5%
Other	4,716	4,563	153	3%	14,351	15,043	(692)	(5)%

Total revenues	117,877	117,054	823	1%	341,709	329,236	12,473	4%

Total operating expenses	62,964	65,163	(2,199)	(3)%	186,329	186,068	261	—

Operating income	54,913	51,891	3,022	6%	155,380	143,168	12,212	9%

(Loss) gain on foreign currency transactions	(33)	(790)	757	(96)%	(410)	(298)	(112)	38%
Financing interest expense (b)	(2,302)	(3,100)	798	(26)%	(6,877)	(9,087)	2,210	(24)%
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	—	—	—	6,968	—	6,968	—
Net realized and unrealized gain (loss) on fuel price derivatives (b)	(14,026)	13,952	(27,978)	(201)%	(12,046)	(4,991)	(7,055)	141%
Increase in the amount due under tax receivable agreement	—	(875)	875	100%	—	(875)	875	(100)%

Income before income taxes	38,552	61,078	(22,526)	(37)%	143,015	127,917	15,098	12%
Income taxes	15,652	20,853	(5,201)	(25)%	77,387	45,182	32,205	71%

Net income	$22,900	$40,225	$(17,325)	(43)%	$65,628	$82,735	$(17,107)	(21)%

Key operating statistics
Payment processing revenue:
Payment processing transactions (a)	66,155	65,230	925	1%	190,624	187,330	3,294	2%

Average expenditure per payment processing transaction	$73.59	$73.26	$0.33	—	$74.47	$71.82	$2.65	4%

Average price per gallon of fuel – Domestic – ($USD/gal)	$3.74	$3.70	$0.04	1%	$3.75	$3.65	$0.10	3%

Average price per gallon of fuel – Australia – ($USD/gal)	$5.42	$5.50	$(0.08)	(1)%	$5.60	$5.48	$0.12	2%

Transaction processing revenue:
Transaction processing transactions	19,591	19,854	(263)	(1)%	57,687	52,130	5,557	11%

Account servicing revenue:
Average number of vehicles serviced (a)	6,902	6,497	405	6%	6,775	6,228	547	9%

(a)	Does not include Pacific Pride vehicle information.
(b)	Financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

NM Not Meaningful

Revenues

Payment processing revenue remained relatively flat for the three months ended September 30, 2012, compared to the same period last year.

Payment processing revenue increased $8.6 million for the nine months ended September 30, 2012, compared to the same period last year. The increase is primarily due to the 3 percent increase in the average domestic price per gallon of fuel, which represented approximately $3.4 million of the increase. Domestic payment processing transactions increased 1 percent over the same period in the prior year, resulting in an increase in revenue of $5.0 million.

Our account servicing revenue remained relatively flat for the three months ended September 30, 2012, compared to the same period last year. Account servicing revenue increased $3.2 million for the nine months ended September 30, 2012, as compared to the same period in 2011. Approximately $1.4 million of this increase is related to additional WEXSmart units in service as compared to the same period in the prior year. The remaining increase is primarily due to operations of rapid!, as compared to the prior year, which was acquired at the end of the first quarter in 2011.

Our finance fees, net of waivers, remained relatively flat for the three months ended September 30, 2012, compared to the same period last year. Finance fees increased $1.6 million for the nine months ended September 30, 2012, as compared to the same period in 2011. Finance fee revenue is earned when a customer’s receivable balance becomes delinquent. The finance fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Finance fee revenue can also be impacted by changes in (i) late fee rates charged and (ii) increases or decreases in the number of customers with overdue balances. For the nine months ended September 30, 2012, the increase in these fees is primarily due to an increase in the late fee rate charged, compared to the same period in the prior year.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended September 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent

Expense
Provision for credit losses	$5,420	$8,473	$(3,053)	(36)%
Service fees	$8,334	$6,064	$2,270	37%
Depreciation and amortization	$9,966	$10,250	$(284)	(3)%
Other	$7,773	$8,020	$(247)	(3)%

Meaningful changes in operating expenses for the three months ended September 30, 2012, as compared to the corresponding period a year ago, include impacts from the following:

•

Provisions for credit losses decreased 36 percent in the quarter. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 11.1 basis points of Fuel Expenditures for the three months ended September 30, 2012, compared to 18.1 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs. The decrease in expense is primarily due to lower past due balances.

•

Service fees increased $2.3 million for the three months ended September 30, 2012, as compared to the same period in the prior year. The increase in fees is primarily associated with the expenses incurred during the third quarter of 2012 due to our acquisitions of UNIK and FleetOne.

The following table compares selected expense line items within our Fleet Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent

Expense
Salary and other personnel	$76,057	$71,561	$4,496	6%
Service fees	$20,920	$16,995	$3,925	23%
Provision for credit losses	$13,234	$20,102	$(6,868)	(34)%

Changes in operating expenses for the nine months ended September 30, 2012, as compared to the corresponding period a year ago, include impacts from the following:

•

Salary and other personnel expenses increased $4.5 million for the nine months ended September 30, 2012, as compared to the same period last year. Approximately $1.7 million of this increase is due to additional employees as compared to the same period in the prior year. Lower capitalized payroll during the first nine months of 2012, as compared to the first nine months of the prior year, contributed approximately $1.6 million of the salary expense increase. These increases in expenses were partially offset by $1 million lower benefit expenses for the nine month period as compared to the prior year. The overall remaining increase is primarily resulting from non-capitalized contractor expense at Wright Express Australia during the second quarter of 2012.

•

Service fees increased $3.9 million for the nine months ended September 30, 2012, as compared to the same period in the prior year. The increase in fees is primarily associated with the expenses incurred during the third quarter of 2012 with our acquisitions of CorporatePay, UNIK and FleetOne.

•

Credit losses were 9.3 basis points of fuel expenditures for the nine months ended September 30, 2012, compared to 14.7 basis points of Fuel Expenditures for the same period last year. The decrease in expense is primarily due to lower past due balances.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2012	2011	2012	2011

Fuel price derivatives, at fair value, beginning of period	$11,003	$(17,820)	$(5)	$(10,877)
Net change in fair value	(14,026)	13,952	(12,046)	(4,991)
Cash payments (receipts) on settlement	1,177	6,776	10,205	18,776

Fuel price derivatives, at fair value, end of period	$1,846	$2,908	$1,846	$2,908

Collar range:
Floor	$3.45	$2.93	$3.29	$2.86
Ceiling	$3.51	$2.99	$3.35	$2.92

Fuel price, beginning of period	$3.47	$3.65	$3.45	$3.15
Fuel price, end of period	$3.89	$3.58	$3.89	$3.58

Changes in fuel price derivatives for the three and nine months ended September 30, 2012, as compared to the corresponding period a year ago are attributable to the movements in fuel prices at the corresponding times. Generally, if the projected average price of fuel is below the floor price of the collar for the periods we have our derivatives, we record an asset. The contrary is the case if the projected average price of fuel is above the ceiling of the collar range. Losses and gains that we actually realize on these derivatives are offset by higher or lower payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel.

The Company modified its hedging program as part of its regular review of our hedging strategy and in conjunction of recent acquisitions during the third quarter of 2012. Our goal is to target hedging 60 percent (previously 80 percent) of our fuel-price-related earnings exposure in North America. We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the exposure to fuel price movements is limited and has not historically fluctuated to the degree it has as in the United States.

Other Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands)	2012	2011	Amount	Percent	2012	2011	Amount	Percent

Revenues
Payment processing revenue	$29,653	$24,025	$5,628	23%	$75,731	$57,344	$18,387	32%
Transaction processing revenue	1,531	1,661	(130)	(8)%	5,128	5,261	(133)	(3)%
Account servicing revenue	1,627	955	672	70%	3,891	1,994	1,897	95%
Finance fees	521	190	331	174%	840	529	311	59%
Other	9,757	7,993	1,764	22%	26,853	18,876	7,977	42%

Total revenues	43,089	34,824	8,265	24%	112,443	84,004	28,439	34%

Total operating expenses	46,726	21,471	25,255	118%	95,704	54,581	41,123	75%

Operating income (loss)	(3,637)	13,353	(16,990)	(127)%	16,739	29,423	(12,684)	(43)%

Decrease in tax refund due to former
Shareholders of RD Card Holdings Australia	—	—	—	—	2,782	—	2,782	—
(Loss) gain on foreign currency transactions	214	(65)	279	NM	99	(65)	164	NM

Income (loss) before income taxes	(3,423)	13,288	(16,711)	(126)%	19,620	29,358	(9,738)	(33)%
Income taxes	5,193	5,413	(220)	(4)%	17,393	11,263	6,130	54%

Net income before noncontrolling interest	(8,616)	7,875	(16,491)	(209)%	2,227	18,095	(15,868)	(88)%

Less: Net earnings from noncontrolling interest	(14)	—	(14)	NM	(14)	—	(14)	NM

Net earnings attributable to WEX Inc.	$(8,602)	$7,875	$(16,477)	(209)%	$2,241	$18,095	$(15,854)	(88)%

Key operating statistics
Payment processing revenue:
Corporate charge card purchase volume (a)	$3,182,033	$2,404,669	$777,364	32%	$8,194,268	$5,741,369	$2,452,899	43%

(a)	Excludes rapid! Paycard

NM Not meaningful

Revenues

Payment processing revenue for the three months ended September 30, 2012, increased $5.6 million, as compared to the same period in the prior year, and increased $18.4 million for the nine months ended September 30, 2012, as compared to the same period in the prior year. These increases are primarily driven by higher corporate charge card purchase volume from our single use account product in the online travel service and insurance/warranty markets and by increased market penetration with our corporate charge card product. The corporate charge card net interchange rate for the three months ended September 30, 2012, was down 9 basis points to 0.897 percent, which equates to a reduction in revenue of approximately $2.9 million, as compared to the third quarter of last year, primarily due to contract mix, increased foreign spend, which generally has a lower interchange rate than domestic transactions, and a reduction in customer specific incentives received. The corporate charge card net interchange rate for the nine months ended September 30, 2012, was down 9 basis points to 0.900 percent, which equates to a reduction in revenue of approximately $7.4 million, as compared to the same period in the prior year, primarily due to contract mix, increased foreign spend and a reduction in customer specific incentives received.

Other revenue for the three months ended September 30, 2012, increased approximately $1.8 million as compared to the same period in the prior year, and increased $8.0 million for the nine months ended September 30, 2012, as compared to the same period in the prior year. These increases are primarily due to increased fees related to cross border charges.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended September 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent

Expense
Salary and other personnel	$4,365	$2,971	$1,394	47%
Service fees	$20,634	$14,710	$5,924	40%
Depreciation and amortization	$17,912	$1,517	$16,395	1,081%

Salary and other personnel expenses increased $1.4 million for the three months ended September 30, 2012, as compared to the same period last year. This increase is primarily due to additional sales staff.

Service fees increased $5.9 million during the third quarter of 2012 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.

During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of Wright Express Prepaid Australia. On September 30, 2012, the Company recorded an estimated goodwill impairment loss of $16.2 million related to the purchase of Wright Express Prepaid Australia. Any adjustment to the estimated goodwill impairment will be finalized during the fourth quarter of 2012.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2012	2011	Amount	Percent

Expense
Salary and other personnel	$11,444	$7,931	$3,513	44%
Service fees	$53,126	$34,983	$18,143	52%
Depreciation and amortization	$20,587	$4,116	$16,471	400%

NM Not meaningful

Salary and other personnel expenses increased $3.5 million for the nine months ended September 30, 2012, as compared to the same period last year. This increase is primarily due to the acquisition of rapid! Paycard, which occurred at the end of the first quarter in 2011 and additional sales staff.

Service fees increased $18.1 million during the first nine months of 2012 as compared to the same period in the prior year. This increase is primarily due to increased volume and cross border charges on our North America corporate charge card product.

Depreciation and amortization expenses increased $16.5 million for the three months ended September 30, 2012, as compared to the same period in 2011. This increase is primarily due to impairment of goodwill associated with our Wright Express Prepaid Australia operations during the third quarter of 2012.

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

While GAAP operating activities cash flows showed a use of $25.3 million in the first nine months of 2012, management operating cash moved in the opposite direction providing approximately $480.3 million of inflows. During the first nine months of 2011, GAAP operating activities cash flows showed a use of approximately $74.5 million, while management operating cash showed inflows of $105.7 million.

During the second and third quarters of 2012, the Company received non-interest bearing NOW account deposits. As of September 30, 2012, we have $678.8 million of non-interest bearing NOW account deposits outstanding. These deposits were in excess of our operating cash requirements to fund account receivables, which resulted in a large cash balance on our balance sheet for the current period. We anticipate this balance to decline based on historical patterns of the non-interest bearing NOW account deposits and scheduled maturities of our deposits.

In addition to the $480.3 million of management operating cash we generated during the first nine months of 2012, we also increased borrowings under our revolving credit facility by $12.2 million. During the first nine months of 2012 we paid $27.8 million in cash for the acquisition of CorporatePay, $11.3 million to repurchase shares and the pay down of $19.6 million of UNIK’s debt.

Management Operating Cash

The table below reconciles net cash provided by operating activities to change in management operating cash:

	Nine months ended September 30,
	2012	2011

Net cash used for operating activities	$(25,306)	$(74,475)
Net increase in deposits	512,456	170,974
Net (decrease) increase in borrowed federal funds	(6,900)	9,229

Management operating cash	$480,250	$105,728

Our bank subsidiary, WEX Bank, utilizes certificates of deposit to finance our domestic accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging between six months and two years and with fixed interest rates ranging from 0.40 percent to 1.15 percent as of September 30, 2012. As of September 30, 2012, we had approximately $391.6 million of certificates of deposit outstanding. WEX Bank also issues interest-bearing money market deposits to finance our accounts receivable. As of September 30, 2012, we had approximately $123.5 million of interest-bearing money market deposits at a weighted average rate of 0.42 percent. During the second quarter of 2012, we received non-interest bearing Negotiable Order of Withdrawal (“NOW”) account deposits associated with Higher One. As of September 30, 2012, we had $678.8 million of non-interest bearing NOW account deposits and $12.3 million on non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.

WEX Bank also utilizes federal funds lines of credit to supplement the financing of our accounts receivable. We have approximately $140 million in federal funds lines of credit as of September 30, 2012, with no outstanding balance.

Liquidity

We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $409.5 million. During the nine months ended September 30, 2012 deposits increased approximately $512.5 million, accounts receivable increased approximately $306.8 million and accounts payable increased approximately $177.7 million, primarily due to increased fuel prices.

During the second quarter of 2012, due to growth and fluctuations of daily cash requirements, we have elected to maintain a higher level of liquidity by maintaining higher cash balances. We will continue to monitor the level of requirements on an ongoing basis. Furthermore, due to higher spend levels on our corporate card product, we have deposited $50 million in an interest bearing escrow account with a third party in order to secure full performance of our payment obligations to a merchant card provider. This amount is recorded in other assets on our balance sheet.

We have approximately 3.75 years left on our revolving credit facility and have approximately $115 million in borrowings against it. As of September 30, 2012, the unutilized portion of our revolving credit facility was $585.2 million. Outstanding debt under our amortizing term loan arrangement which expires in May of 2016, totaled $185 million at September 30, 2012. As of September 30, 2012, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 150 basis points. Amounts outstanding under the revolving credit facility bear interest at a rate equal to, at our option, (a) LIBOR plus 150 basis points or (b) the prime rate plus 50 basis points. We increased our financing debt by $4.7 million during the first nine months of 2012 and ended the period with a balance outstanding of $300 million.

During the third quarter of 2012, WEX Bank established a line of credit through the Federal Reserve Bank Discount Window. WEX Bank pledged approximately $598.4 million of fleet receivables held by them to the Federal Reserve Bank as collateral for potential borrowings. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $353 million as of September 30, 2012. As of September 30, 2012, WEX Bank had no borrowings on this line of credit.

Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1.5 million as of September 30, 2012. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Management believes that we can adequately fund our cash needs during the next 12 months.

Off-balance Sheet Arrangements

Letters of credit. At September 30, 2012, we had posted, as collateral, letters of credit totaling $2.4 million.

Purchase of Treasury Shares

The following table presents stock repurchase program activity from January 1, 2012 through September 30, 2012 and January 1, 2011, through September 30, 2011:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost

Treasury stock purchased	—	$—	—	$—	200.8	$11,288	—	$—

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2012. However, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

July 1 – July 31, 2012	—	$—	—	$37,345,340
August 1 – August 31, 2012	—	$—	—	$37,345,340
September 1 – September 30, 2012	—	$—	—	$37,345,340

Total	—	$—	—	$37,345,340

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*3.2	Certificate of Ownership and Merger effective October 25, 2012 (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

*3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between WEX Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*31.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*32.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX Inc.

November 1, 2012	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and CFO (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

*3.2	Certificate of Ownership and Merger effective October 25, 2012 (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

*3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit No. 3.2 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

4.1	Rights Agreement, dated as of February 16, 2005 by and between WEX Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

* 31.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.