Form 10-K
period 2012-12-31
WEX Inc.
filed 2013-03-01
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

    ☐  Yes             ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,361,789,741 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

There were 38,701,312 shares of the registrant’s common stock outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2013 Proxy Statement specifically incorporated herein by reference, the 2013 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in the Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion and integration efforts and any failure of those efforts; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liability or loss of relationships with customers or merchants; the Company’s failure to successfully integrate the businesses it has acquired; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking, derivatives and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and WEX Inc. as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Our Company

WEX Inc. (formerly Wright Express Corporation) is a leading provider of corporate card payment solutions. From our roots as a pioneer in fleet card payments in 1983, WEX Inc. has expanded the scope of its business into a multi-channel provider of corporate payment solutions. WEX Inc. has been publicly traded since February 16, 2005 (NYSE:WXS) and currently operates in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue, which represented approximately 76 percent of our total revenue during the year ended December 31, 2012, is earned primarily from payment processing, account servicing and transaction processing, with the majority generated by payment processing. As of December 31, 2012, the Fleet Payment

Solutions segment serviced over 7.0 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Other Payment Solutions segment provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our payment products. Other Payment Solutions revenue is earned primarily from payment processing revenue with operations in North and South America, Europe and Australia.

The Company’s U.S. operations include WEX Inc., and our wholly-owned subsidiaries Fleet One (acquired on October 4, 2012), WEX Bank, rapid! PayCard, and Pacific Pride. Our international operations include our wholly-owned subsidiaries Wright Express Fuel Cards Australia, Wright Express Prepaid Cards Australia, Wright Express New Zealand, and CorporatePay Limited, located in England, and a majority equity position in UNIK S.A., a Brazil based company.

Prior to our IPO, the Company’s growth had been primarily organic. Our growth in the past several years has been supplemented by acquisitions. Our recent acquisitions include the following transactions:

•	On October 4, 2012, we acquired Fleet One, a provider of fleet cards and fleet-related payment solutions to the heavy truck or over-the-road segment of the fleet market.

•

On August 30, 2012, we acquired a 51 percent controlling interest in UNIK S.A., a provider of payroll cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors. We have an option to acquire the remaining shares of UNIK S.A.

•

On May 11, 2012, we acquired CorporatePay Limited, England, a provider of corporate prepaid solutions to the travel industry in the United Kingdom. CorporatePay offers direct, co-branded and private label solutions including virtual cards, currency cards and expense management solutions.

•

On September 10, 2010, we acquired the Australian assets of Retail Decisions, a provider of fleet and prepaid cards in the Australian market. Operating today as Wright Express Fuel Cards Australia and Wright Express Prepaid Cards Australia, this acquisition supports our long-term strategy of providing both payment and processing of card issuance services internationally.

WEX Bank, a Utah industrial bank incorporated in 1998, is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. WEX Bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. WEX Bank is required to maintain elements of independence from the rest of our business to comply with its charter and applicable banking regulations, and is required to file separate financial statements with the FDIC. The activities performed by WEX Bank are integrated into the operations of both of the Company’s segments. The functions performed at WEX Bank contribute to the operations of both of WEX Inc.’s segments by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposits and NOW accounts and provides the financing and makes the credit decisions that enable both segments to extend credit to their customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, provides funding and is the counterparty for the customer relationships for most of our programs. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed within our organization but outside of WEX Bank.

Competitive Strengths

We believe the following strengths distinguish us from our competitors:

Fleet Payment Solutions

•

We believe our closed-loop fuel networks in the United States and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” as we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built a network that management believes provides over 90 percent fuel location coverage in each of the United States and Australia, which provides our customers the convenience of broad acceptance.

•

Our proprietary closed-loop fuel networks also afford us access to a higher level of fleet-specific information and control than is widely available on open-loop networks. This allows us to improve and refine the information reporting we provide to our fleet customers and strategic relationships.

•

We offer a differentiated set of products and services, including security and purchase controls, to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets. We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated web-based data analysis tools.

•	Our proprietary software facilitates the collection of information and affords us a high level of control and flexibility in allowing fleets to restrict purchases and receive automated alerts.

•

Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 7.0 million vehicles serviced as of December 31, 2012 and co-branded strategic relationships with six of the largest U.S. fleet management companies and with numerous oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 97 percent (based on the 2012 rate of voluntary customer attrition).

•	Our proprietary closed-loop network is a significant barrier to entry because a competitor would need to establish a direct relationship with each of the merchants that comprise the network.

•

With the Fleet One acquisition, we have accelerated our entrance into the over-the-road segment of the market in the United States and Canada, enhancing our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles and blending the small fleet and private label businesses for greater scale.

Other Payment Solutions

•

Our virtual products offer corporate customers enhanced security and control for complex payment needs. Our strategic relationships include three of the largest United States based online travel agencies. Our operations in the United Kingdom provide corporate prepaid solutions to the travel industry. Additionally, we offer virtual products in the insurance/warranty and healthcare markets in the United States.

•

We offer paycard products in the United States and Brazil. These products include payroll cards which are used to replace paper payroll checks. This is a service offered by businesses to individuals who often do not have a bank account.

Other Competitive Strengths

•

The demand for our payment processing, account servicing and transaction processing services combined with significant operating leverage has historically driven strong revenue growth with consistently high margins. We have a strong track record of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our consistent growth in transaction volume and card placement. Further, we have completed a number of strategic acquisitions to expand our product and service offerings which have contributed to our revenue growth and diversification.

•

We have an enterprise-wide risk management program that helps us to effectively address inherent risks related to funding and liquidity, fuel price volatility, our extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital (primarily through brokered deposits and NOW accounts issued by WEX Bank), which provide liquidity to fund our short-term domestic card receivables. We use fuel price derivatives to manage a portion of our U.S. fuel-price-related earnings exposure, as described below under “Fuel Price Derivatives.” We have historically maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base, which is typically due within 30 days. Our credit risk management program is enhanced by our proprietary scoring model, reducing credit lines and early suspension policy. As of December 31, 2012, 96 percent of accounts receivables were less than 30 days past due and 99 percent were less than 60 days past due. Interest rate risk is managed through diversified funding sources at WEX Bank with significant non-interest bearing liabilities and merchant contracts that include some ability to raise rates if interest rates rise.

•

We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. Our executive management team has significant industry experience and an average of over 13 years of tenure with us. The team has been successful in driving strong growth in our business and establishing a track record of strong, consistent operating performance. We believe that our management team positions us well to continue to successfully implement our growth strategy and capture operating efficiencies.

Strategy

We have a multi-pronged growth strategy that includes the following:

•

Expanding our core U.S. fleet business.    We intend to continue to grow our business organically through the use of our various marketing channels, leveraging our competitive advantages and continuing to explore new strategies that bring innovative new products to market.

•

Diversifying our products.    We plan to build upon the opportunities we see in the Other Payment Solutions segment, including expanding our virtual card product into new markets and expanding our paycard product offerings.

•

Growing our business internationally.    Through our acquisitions, we have established an international presence and extended our product suite. We intend to continue to focus on expanding our international business by capitalizing on opportunities that enable us to leverage our competitive strengths in the Fleet Payment Solutions and Other Payment Solutions segments. As we continue to expand into foreign geographies, we expect investments in joint ventures to be an important element of our strategy to take advantage of existing infrastructure in markets where we do not currently have a presence.

FLEET PAYMENT SOLUTIONS SEGMENT

The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 7.0 million vehicles using our fleet payment solutions to purchase fuel and maintenance services. We believe we have an approximately 13 percent market share in the United States. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a unique financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the United States and Australia, and wide site acceptance.

As part of our value proposition, we deliver security through individualized driver identification and real-time transaction updates, purchase controls and sophisticated reporting tools. We collect a broad array of information at the point of sale, including the amount of the expenditure, the identity of the driver and vehicle, the odometer reading, the identity of the fuel or vehicle maintenance provider and the items purchased. We use this information to provide customers with analytical tools to help them effectively manage their vehicle fleets and control costs. We deliver value to our customers by providing customized offerings for accepting merchants, processing payments and providing information management products and services to fleets.

Our proprietary closed-loop networks allow us to provide our customers with highly detailed, fleet-specific information and customized controls that are not typically available on open-loop networks, such as limiting purchases to fuel only and restricting the time of day and day of week when fuel is purchased. Our network also enables us to avoid dependence on third-party processors. In addition, our relationships with both fleets and merchants enable us to provide security and controls and provide customizable reporting.

The following illustrates our proprietary closed-loop network:

Products and Services

Payment processing transactions represent a majority of the revenue stream in the Fleet Payment Solutions segment. In a payment processing transaction, we extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. We collect the total purchase price from the fleet customer, normally within one month from the billing date.

Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. In 2012, we processed approximately 245 million U.S. payment processing transactions and approximately 16 million Australian payment processing transactions. In 2011, we processed approximately 233 million U.S. payment processing transactions and approximately 15 million Australian payment processing transactions.

Additionally, we receive revenue from account servicing fees and finance fees.

We offer the following account management services:

•

Customer service, account activation and account retention:  We offer customer service, account activation and account retention services to fleets and fleet management companies and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our customers and partners.

•

Authorization and billing inquiries and account maintenance:  We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact centers, which are available 24 hours a day, seven days a week. Fleet customers also have self service options available to them through our websites.

•

Premium fleet services:  We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.

•

Credit and collections services:  We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent within 12 months of activation. We also use a credit maintenance model to manage ongoing accounts, which helps us to predict the likelihood of account delinquency over an ongoing 18-month time horizon. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor accounts, alert customers and provide case management expertise to minimize losses and reduce program abuse.

•

Merchant services:  Our representatives work with fuel and vehicle maintenance providers to enroll them in our network, test all network and terminal software and hardware, and train them on our sale, transaction authorization and settlement processes.

Information Management

We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert the customer to unusual transactions or transactions that fall outside of pre-established parameters. Customers, through our website, can access their account information, including account history and recent transactions, and download the details. In addition, through our websites, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.

The following illustration depicts our business process for a typical payment processing transaction:

Marketing Channels

We market our fleet products and services directly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and MotorPass/Motorcharge-branded fleet cards in Australia. Our direct line of business services 3.1 million vehicles.

We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. Our co-branded marketing channel includes over 100 strategic relationships and services 1.6 million vehicles.

Our private label programs market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Our private label marketing channel includes over 20 strategic relationships and services 2.3 million vehicles.

Fuel Price Derivatives

In 2012, management estimates approximately 43 percent of our total revenue resulted from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers and accordingly was impacted by fuel prices. To address these fluctuations, we intend to hedge approximately 60 percent of our U.S. fuel-price-related earnings exposure to improve management of cash flow volatility created by changes in U.S. fuel prices and to enhance the visibility and predictability of our future cash flows. Prior to 2012 when we lowered our targeted hedging percentage to 60 percent, we entered into hedges intended to cover approximately 80 percent of our U.S. fuel-price-related earnings exposure.

Our hedging program uses put and call option contracts with monthly settlement provisions that create a “costless collar” based upon both the U.S. Department of Energy’s weekly diesel fuel price index and the NYMEX unleaded gasoline contracts. When entering into these options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our U.S. forecasted earnings that are subject to fuel price variations. Differences between the indices underlying the options and the actual retail prices may create a disparity between the actual revenues we earn and the gains or losses realized on the options.

Our derivative instruments do not qualify for hedge accounting under accounting guidance. Accordingly, gains and losses on our fuel price-sensitive derivative instruments, whether they are realized or unrealized, affect our current period earnings.

The options are intended to limit the impact fuel price fluctuations have on our cash flows. The options that we have entered into:

•

Create a floor price.  When the current month put option contract settles, we receive cash payments from the counterparties if the average price for the current month (as defined by the option contract) is below the strike price of the put option.

•

Create a ceiling price.  When the current month call option contract settles, we make cash payments to the counterparties if the average price for the current month (as defined by the option contract) is above the strike price of the call option.

When the current month put and call option contracts settle and the average price for the current month (as defined by the option contract) is between the strike price of the put option contract and the strike price of the call option contract, no cash is exchanged between the counterparties and us.

The following table presents information about the options as of December 31, 2012. The approximate percentage of exposure to fuel price sensitive related earnings exposure includes the impact from our Fleet One operations.

	Q4 2012	Q1 2013	Q2 2013	Q3 2013	Q4 2013	Q1 2014	Q2 2014
Average low end of range of fuel prices per gallon	$3.46	$3.42	$3.44	$3.47	$3.36	$3.34	$3.26
Average top end of range of fuel prices per gallon	$3.52	$3.48	$3.50	$3.53	$3.42	$3.40	$3.32
Approximate % of exposure locked in	69%	69%	71%	53%	53%	36%	18%

OTHER PAYMENT SOLUTIONS SEGMENT

Our Other Payment Solutions segment is comprised of our virtual and paycard products. We provide innovative corporate purchasing capabilities through our virtual and paycard products, which can be integrated with our customers’ internal systems to streamline their payroll, accounts payable and reconciliation processes.

Products and Services

Virtual Card Products

The WEX virtual card product suite allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our virtual card is used for transactions where no card is presented, including, for example, transactions conducted over the telephone, by mail, by fax or on the Internet. Our virtual card also can be used for transactions that require pre-authorization, such as hotel reservations. Under our virtual card program, each transaction is assigned a unique account number with a customized credit limit and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts and tracks, settles and reconciles purchases more easily, creating efficiencies and cost savings for our customers. The virtual card products offer both credit and debit options.

The following illustration depicts our business process for a typical virtual card transaction:

Paycard Products

Paycard products are an emerging product line for WEX Inc. The rapid! PayCard product, a pre-paid payroll card, provides a comprehensive paycard benefit and ePayroll program designed for employers choosing to convert to electronic delivery of payroll in the United States, replacing paper employee payroll checks. Additionally, in August 2012 we acquired a 51 percent controlling interest in UNIK S.A., a leading provider of payroll cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors.

We also have several other product offerings, including corporate purchase cards and pre-paid and gift cards.

Marketing Channels

We market our Other Payment Solutions segment products and services directly to our customers in conjunction with our fleet offerings, as well as to potential new clients with whom we have no existing relationship. Our corporate purchase products are marketed to commercial and government organizations and we use existing open loop networks. Our rapid! PayCard product is marketed to small and medium sized businesses in the United States.

OTHER ITEMS

Employees

As of December 31, 2012, WEX Inc. and its subsidiaries had 1,302 employees, of which 1,028 were located in the United States. None of our employees are subject to a collective bargaining agreement.

Competition

We have a strong competitive position in our Fleet Payment Solutions and Other Payment Solutions segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in both of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the local fleet category of our Fleet Payment Solutions segment and in the corporate purchase card category of our Other Payment Solutions segment.

The most significant competitive factors are breadth of features, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”

Technology

We believe investment in technology is a crucial step in maintaining and enhancing our competitive position in the marketplace. In the United States, our closed-loop proprietary software captures detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to avoid dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a secure environment. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

In Australia, New Zealand, Brazil and England, we operate standalone platforms to support operations. All of the development, maintenance and support of each card management system are performed within the respective business. We continue to invest in our infrastructures.

We are continually improving our technology to enhance the customer relationship and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers. For information regarding technology related risks, see the information in Item 1A under the headings “Our failure to effectively implement new technology could jeopardize our position as a leader in our industry”, “We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions”, and “We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation.”

Intellectual Property

We rely on a combination of patents, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect proprietary information and technology used in our business. We generally enter into confidentiality or license agreements with our consultants and corporate partners and control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks in the United States and other countries in which we operate or plan to operate. Wright Express Fuel Cards Australia and Wright Express Prepaid Cards Australia hold patents that are registered in Australia, as well as in the United Kingdom, Hong Kong and New Zealand. We market our products and services using the WEX brand names in the United States and the MotorPass and Motorcharge brand names in Australia.

Regulation – United States

The Company and WEX Bank are subject to certain state and federal laws and regulations governing insured depository institutions and their affiliates. WEX Bank is subject to supervision and examination by both the Utah Department of Financial Institutions and the FDIC. WEX Bank, including the Company and its other subsidiaries, is also subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.

Set forth below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the North America operations of WEX.

Exemption from certain requirements of the Bank Holding Company Act

As an industrial bank organized under the laws of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank meets the criteria for exemption from the definition of “bank” under the Bank Holding Company Act. As a result, the Company is generally not subject to the Bank Holding Company Act.

Restrictions on intercompany borrowings and transactions

Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do require that the Company engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.

The Consumer Financial Protection Bureau

The Dodd-Frank Act established the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad rulemaking authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The legislation also gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

Brokered Deposits

Under FDIC regulations, depending upon their capital classification, banks may be restricted in their ability to accept brokered deposits. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized” are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice.

Other Regulatory Requirements

WEX Bank must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, identifying new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has proposed and, in some cases, issued a number of implementing regulations which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

The federal government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Under the Financial Services Modernization Act of 1999, also referred to as the “Graham-Leach-Bliley Act (or “GLBA”), the Company and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. However, this requirement does not generally apply to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. The GLBA also requires the Company and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms their information sharing practices. If the Company and WEX Bank intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, they must provide customers with a notice and a reasonable period of time for each consumer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, the Company and WEX Bank must monitor and comply with the laws in the conduct of its business.

Restrictions on dividends

WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. A banking regulator may determine that the payment of dividends would be inappropriate and could prohibit payment. Further, WEX Bank may not pay a dividend if it is undercapitalized or would become undercapitalized as a result of paying the dividend. Utah law permits WEX Bank to pay dividends out of the net profits of the industrial bank after providing for all expenses, losses, interest, and taxes accrued or due, but if WEX Bank’s surplus account is less than 100 percent of its capital stock, WEX Bank must transfer up to 10 percent of its net profits to the surplus account prior to the payment of any dividends.

Company obligations to WEX Bank

Any non-deposit obligation of WEX Bank to the Company is subordinate, in right of payment, to deposits and other indebtedness of WEX Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of WEX Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Further, until July 21, 2013, Section 603 of the Dodd-Frank Act restricts the acquisition of industrial banks by commercial firms. A company is a “commercial firm” if the annual gross revenues derived by the company and all of its affiliates from activities that are “financial in nature” (as defined by the Bank Holding Company Act) represent less than 15 percent of the company’s consolidated gross revenue. There are exceptions to the change-in-control restriction, including where: the industrial bank is in danger of default; the change-in-control results from a merger or whole acquisition by a commercial firm in a bona fide merger or acquisition; or where the change-in-control results from an acquisition of voting shares of a publicly traded company that controls an industrial bank and the acquiring shareholder holds less than 25 percent of any class of the voting shares of the company.

Restrictions on ownership of WEX Inc. common stock

WEX Bank, and therefore the Company, is subject to bank regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Item 1A under the heading “If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity’s ability to vote shares held by it.”

Regulation – Australia

The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, consumer credit and money laundering. Because neither Wright Express Fuel Cards Australia nor Wright Express Prepaid Cards Australia holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions.

Segments and Geographic Information

For an analysis of financial information about our segments as well as our geographic areas, see Item 8 – Note 20 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Available Information

The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s web site, as well.

Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.

The Company’s Internet site and the information contained on it are not incorporated into this Form 10-K.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Relating to Our Company

A significant portion of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our revenues.

As of December 31, 2012, management estimates approximately 43 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, part of our revenues is dependent on fuel prices, which are prone to volatility. For example, we estimate that during 2012, a one cent decline in average fuel prices below average actual prices would have resulted in approximately a $0.8 million decline in 2012 revenue. Declines in the price of fuel could have a material adverse effect on our total revenues.

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

Because a significant portion of our revenues are subject to fuel price volatility, we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility in North America by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in Item 1. Business. These instruments may expose us to the risk of financial loss if, for example, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services in the U.S. and the percentage based fee we will earn from merchants. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts are recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.

If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.

We are subject to the credit risk of our customers, many of which are small-to mid-sized businesses. We use various formulae and models to screen potential customers and establish appropriate credit limits, but these formulae and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit loss on the income statement expense could be significantly higher than it has been in the past.

Our exposure to counterparty credit risk could create an adverse effect on our financial condition.

We engage in a number of transactions where counterparty credit risk is a relevant factor. Specifically, we have fuel price derivatives whose values at any point in time are dependent upon not only the market but also the viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in these situations. Financial institutions, primarily banks, have historically been our most significant counterparties.

The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.

On July 21, 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations which have not been completed and because many of its provisions are being phased in over time. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. For example, the Dodd-Frank Act provides the Commodity Futures Trading Commission with broad authority to adopt combined position limits for futures contracts and over-the-counter derivatives. We cannot assess whether those rules, which have been vacated by a U.S. District Court and are the subject of continuing litigation, if eventually upheld, would have an adverse impact on our business.

Although the application of the Dodd-Frank Act’s provisions to us, if any, are uncertain at this time, we could be required to change our fuel price hedging practices, to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions.

If we modify or reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Increased volatility may make us less attractive to certain types of investors. Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and will enforce those laws against and examine certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.

As required under the Dodd-Frank Act, the Government Accountability Office issued its study on the implications of any elimination of the exemption to the definition of “bank” for industrial banks under the Bank Holding Company Act. The study did not make a recommendation regarding the elimination of this exemption. However, if this exemption were eliminated without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company which could require us to either cease certain activities or divest WEX Bank.

Until July 21, 2013, the Dodd-Frank Act restricts the change-in-control and acquisition of industrial banks by commercial firms. This restriction, as more fully discussed under the heading “Other Items — Regulation —United States” in Item 1. Business, may make it more difficult for us to engage in transactions that have the effect of changing the ownership structure of WEX Bank.

The Dodd-Frank Act and any related legislation or regulations may have a material impact on our business, results of operations and financial condition. In addition, we may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it.

In an increasing interest rate environment, interest expense on the variable rate portion of our borrowings on our amended and restated credit agreement that we entered into on January 18, 2013 (the “2013 Credit Agreement”) would increase and we may not be able to replace our maturing debt with new debt that carry the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.

We had $621 million of variable interest rate indebtedness outstanding at December 31, 2012, consisting of borrowings under our senior secured credit facility that bore interest at either a floating rate equal to the one-month LIBOR plus 150 basis points or at the prime rate plus 50 basis points. Our industrial bank subsidiary, WEX Bank, uses certificates of deposit and interest-bearing money-market deposits, or collectively brokered deposits, as well as NOW accounts, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2012, WEX Bank had outstanding $441.1 million in certificates of deposit maturing within one year and $48.3 million in certificates of deposit maturing within one to two years; and $123.6 million in interest-bearing money market deposits. Also at December 31, 2012, WEX Bank had $261.1 million of NOW account deposits outstanding associated with the Higher One program, which are currently non-interest bearing.

We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations under our 4.750% senior notes, due 2023 (the “notes”).

This indebtedness consists of secured indebtedness under our 2013 Credit Agreement and the notes, deposits and other liabilities outstanding. We also have had the ability to borrow an additional funds under our 2013 Credit Agreement, subject to compliance with all applicable covenants under our 2013 Credit Agreement. Our indebtedness could, among other things:

•	require us to dedicate a substantial portion of our cash flow to repaying our indebtedness, thus reducing the amount of funds available for other general corporate purposes;

•	limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes;

•	increase our vulnerability to adverse general economic or industry conditions; and

•	limit our flexibility in planning for, or reacting to changes in, our business.

There can be no assurance that we will be able to meet our debt service obligations, including any of our obligations under the notes. In addition, we may need to incur substantial additional indebtedness in the future to fund our operations or certain strategic objectives. However, we may not be able to incur the additional financing necessary for these purposes.

In addition, under our 2013 Credit Agreement we are required to remain in compliance with a maximum consolidated leverage ratio and a consolidated interest coverage ratio and other covenants. If our earnings decline, or if we incur additional indebtedness, we may be unable to comply with these financial ratios. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2013 Credit Agreement could create a default under our 2013 Credit Agreement. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.

Subject to restrictions in our 2013 Credit Agreement, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, we have the ability to borrow additional funds under our 2013 Credit Agreement, subject to meeting the covenants in our 2013 Credit Agreement.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund capital expenditures, acquisitions and research and development efforts will depend on our ability to generate cash. This, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you, however, that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2013 Credit Agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 24 percent of our total revenues in 2012. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that these relationships were terminated. Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. In addition, as of December 31,

2012, we had $261.1 million of NOW account deposits outstanding associated with the Higher One program, the company that originates the NOW accounts. If that relationship terminated, we would need to seek additional sources of funding or further utilize other existing sources of funding. There could be no assurance that we would be able to find new or use existing sources of funding on terms acceptable to us. If we were unable to secure such funding, our results of operations could be adversely affected.

We may never realize the anticipated benefits of acquisitions we have completed or may undertake.

We have acquired and may attempt to acquire businesses, technologies, services, products or licenses in technologies that we believe are a strategic fit with our business. The process of integrating any acquired business, technology, service or product may result in unforeseen redundancies, operating difficulties, and expenditures and may divert significant management attention from our ongoing business operations. As a result, we may incur a variety of costs in connection with acquisitions and may never realize the anticipated benefits.

We are exposed to risks associated with operations outside of the United States, which could harm both our U.S. and international operations.

We conduct operations in North America, South America, Asia Pacific and Europe. As part of our business strategy and growth plan, we plan to further expand internationally. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from U.S. operations and otherwise harm our business. In addition, there are many barriers to competing successfully in the international market, including:

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our interim and annual period impairment analyses during 2012, we determined that lower future earnings than forecasted resulted in goodwill impairment losses of approximately $17.5 million related to certain reporting units. We use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. Materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in future impairment losses and/or amortization expense.

Volatility in the financial markets may negatively impact our ability to access credit.

Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our senior secured credit facility expires in January 2018 when the outstanding balance will be due. Any limitation of availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.

Volatility in the financial markets may negatively impact WEX Bank’s ability to attract and retain deposits.

Adverse conditions in the credit market may limit WEX Bank’s ability to attract deposits at a time when it would like or need to do so. A significant credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at WEX Bank, or adverse changes to its industrial bank charter could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Any limitation of availability of deposits could have an impact on our ability to finance our U.S. accounts receivable which could adversely impact us.

If our industrial bank subsidiary fails to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to cease all of our non-banking activities and thus could have an adverse effect on our revenue and business.

WEX Bank meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. WEX Bank’s failure to qualify for this exemption would cause us to become subject to regulation under the Bank Holding Company Act. This would require us to divest WEX Bank or become a Bank Holding Company and to possibly cease certain impermissible activities. Failure to qualify for this exemption could have an adverse effect on our revenue and business.

The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.

WEX Bank’s bank regulatory status enables WEX Bank to issue certificates of deposit, accept money market deposits and NOW accounts, and borrow on a federal funds rate basis from other banks. These funds are used to support our U.S. payment processing operations, which require the Company to make payments, as well as for our virtual and paycard products. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. WEX Bank must be adequately capitalized as defined in the banking regulations and satisfy a range of additional capital requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future.

We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.

We are subject to extensive federal and state regulation and supervision, including that of the FDIC, the CFPB, and the Utah Department of Financial Institutions. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or noteholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.

Our industrial bank subsidiary is subject to regulatory capital requirements that may require us to make capital contributions to it, and that may restrict the ability of the subsidiary to make cash available to us.

WEX Bank must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial statements. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness. To pay any dividend, WEX Bank must maintain adequate capital above regulatory guidelines. Accordingly, WEX Bank may be unable to make any of its cash or other assets available to us, including to service our indebtedness.

Our industrial bank subsidiary is subject to funding risks associated with its reliance on brokered deposits.

Under applicable regulations, if WEX Bank were no longer “well capitalized,” it would not be able to accept brokered deposits without the approval of the FDIC. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect our liquidity. Additionally, such circumstances could require it to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would adversely affect our results of operations.

We are subject to restrictions on transactions with our industrial bank subsidiary, which may limit our ability to engage in transactions with and obtain credit from our industrial bank.

Sections 23A and 23B of the Federal Reserve Act and the implementing regulations limit the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. These limitations do not operate as an outright bar, but for us to engage in a transaction with WEX Bank, the transaction must meet certain requirements for fairness and must be secured by certain types of collateral. Accordingly, WEX Bank may be unable to provide credit or engage in transactions with us, including transactions intended to help us service our indebtedness.

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

Under the Gramm-Leach-Bliley Act (“GLBA”), we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.

GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which it must comply, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.

Any security breach or inadvertent transmission of information about our customers or any violation of federal or state privacy laws could expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation.

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

We face and expect to continue to face competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.

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

Compliance with anti-money laundering laws and regulations creates additional compliance costs and reputational risk.

WEX Bank must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) imposes significant anti-money laundering compliance and due diligence obligations on financial institutions, including WEX Bank. Financial regulators have issued various implementing regulations and have made enforcement a top priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences which may impact our financial results.

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include the Australian dollar, euro, British pound sterling, New Zealand dollar and Brazilian Real. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our revenues, operating income and the value of balance sheet items denominated in foreign currencies. We cannot assure that fluctuations in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, will not materially affect our financial results.

Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the Foreign Corrupt Practices Act (“FCPA”).

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. Any violation of the FCPA or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. Because our foreign presence expanded due to recent acquisitions and investments outside of the U.S., the possibility of violations of foreign law or the FCPA may increase.

We may incur substantial losses due to fraudulent use of our card products.

Under certain circumstances, when we fund customer transactions, we bear the risk of substantial losses due to fraudulent use of our card products. We do not maintain any insurance to protect us against any such losses.

If we fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. As we complete acquisitions and expand our business operations both within the United States and internationally, we will need to maintain effective internal controls over financial reporting and disclosure control and procedures. The internal control over financial reporting of Fleet One was not audited in connection with the audit of our internal control over financial reporting for the fiscal year ended December 31, 2012. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.

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

Historical transactions involving Avis Budget Group, Inc., or Avis (formerly Cendant Corporation), our former corporate parent, and our other former affiliates such as Realogy Corporation and Wyndham Worldwide Corporation, may be reviewed from time to time by external parties, which may include government regulatory organizations and tax authorities. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis, or its successor or its current or former affiliates, could adversely affect our financial statements.

Risks Relating to Our Common Stock

If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to restrict such entity’s ability to vote shares held by it.

As owners of a Utah industrial bank, we are subject to Utah banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of Utah banking authorities. Federal law also prohibits a person or group of persons from acquiring “control” of us unless the FDIC has been notified and has not objected to the transaction. Under the FDIC’s regulations, the acquisition of 10% or more of a class of our voting stock would generally create a rebuttable presumption of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

All of our facilities are leased, including our 67,000 square foot corporate headquarters in South Portland, Maine. We lease five smaller buildings in the South Portland area. Four of these buildings, totaling 83,000 square feet, are used for technical and customer service employees. The fifth building is 7,500 square feet and is our warehouse. We lease 11,500 square feet of office space in Midvale, Utah to support our bank operations and a second call center location. We lease 5,400 square feet in Louisville, Kentucky to support our fleet fuel operations. We lease 66,800 square feet of space in Nashville, Tennessee to support Fleet One. We lease 10,000 square feet of space in Salem, Oregon to support Pacific Pride. We lease 5,300 square feet of space in Tampa, Florida to support our rapid! PayCard operations. We lease 21,500 square feet of space in Melbourne, Australia to support Wright Express Australia Fuel, 7,400 square feet of space in Sydney, Australia to support Wright Express Australia Prepaid and 2,000 square feet of space in Perth, Australia to support Wright Express Australia Fuel. We lease 13,500 square feet of space in Auckland, New Zealand, 15,000 square feet of space in São Paulo, Brazil and 9,000 square feet of space in London, England to support Wright Express International. These facilities are adequate for our current use. Additional financial information about our leased facilities appears in Item 8 – Note 18 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2012. From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe the outcome of any of pending litigation will have a material adverse effect on our financial statements.

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

Market Information

The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WXS. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low

2011
First quarter	$54.35	$45.27
Second quarter	$57.13	$47.03
Third quarter	$54.77	$36.79
Fourth quarter	$56.30	$35.74

2012
First quarter	$66.23	$51.59
Second quarter	$65.68	$53.14
Third quarter	$75.10	$58.58
Fourth quarter	$75.76	$66.43

As of February 22, 2013, the closing price of our common stock was $75.22 per share, there were 38,701,312 shares of our common stock outstanding and there were 6 holders of record of our common stock.

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

The Company has certain restrictions, on a rolling 4-quarter basis, on the dividends it may pay under its revolving credit agreement. If the Company’s trailing 12 month leverage ratio is higher than 1.75, the Company may pay no more than $25 million per annum for restricted payments, including dividends.

Share Repurchases

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)

October 1 – October 31, 2012	—	$—	—	$37,345,340
November 1 – November 30, 2012	—	$—	—	$37,345,340
December 1 – December 31, 2012	—	$—	—	$37,345,340
Total	—	$—	—	$37,345,340

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

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008

Income statement information
Total revenues	$623,151	$553,076	$390,406	$315,203	$388,159
Total operating expenses	$401,532	$319,752	$239,697	$197,053	$226,727
Financing interest expense	$10,433	$11,676	$5,314	$6,210	$11,859
Net realized and unrealized (losses) gains on fuel price derivatives	$(12,365)	$(11,869)	$(7,244)	$(22,542)	$55,206
Net earnings attributable to WEX Inc.	$96,922	$133,622	$87,629	$139,659	$127,640
Basic earnings per share	$2.50	$3.45	$2.28	$3.65	$3.28
Weighted average basic shares of common stock outstanding	38,840	38,686	38,486	38,303	38,885

Balance sheet information, at end of period
Total assets	$3,106,684	$2,278,060	$2,097,951	$1,499,662	$1,611,855
Liabilities and stockholders’ equity
All liabilities except preferred stock	$2,267,091	$1,568,745	$1,538,944	$1,048,346	$1,307,193
Preferred stock	—	—	—	10,000	10,000
Redeemable noncontrolling interest	21,662	—	—	—	—
Total stockholders’ equity	817,931	709,315	559,007	441,316	294,662

Total liabilities and stockholders’ equity	$3,106,684	$2,278,060	$2,097,951	$1,499,662	$1,611,855

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 Highlights and Year in Review

During 2012, we focused on international growth and growing our domestic customer base. Our results for the year were impacted by the following significant events and accomplishments:

•

On May 11, 2012, we acquired the stock of CorporatePay Limited (“CorporatePay”), a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17 million (US $27.8 million), net of cash acquired. We acquired CorporatePay to further diversify our revenues and expand our Other Payment Solution segment.

•

On August 30, 2012, we acquired a 51 percent ownership interest in UNIK S.A. (“UNIK”), a privately-held provider of payroll cards in Brazil for approximately $22.8 million. We purchased our interest in UNIK to expand our Other Payment Solution segment. UNIK is a provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.

•

On October 4, 2012, we acquired FleetOne Holding LLC and Subsidiaries (“Fleet One”), an over-the-road and local retail fueling business for approximately $376.0 million, net of cash acquired. The tax amortization of acquired intangibles and goodwill associated with the transaction is expected to generate over fifteen years, approximately $100 million, in present value of tax benefits for WEX Inc. The all cash transaction was financed through the Company’s then existing credit facility (the “2011 Credit Agreement”). Fleet One provides fuel cards and fleet management information services that address the entire fuel card supply chain and have a meaningful presence in both the over-the-road and local fleet markets.

•

Total fleet transactions processed increased 6 percent from 2011 to 338.0 million. Payment processing transactions increased 5 percent to 260.7 million, and transaction processing transactions increased 8 percent to 77.3 million. These transactions include the operations from Fleet One, subsequent to the date of acquisition.

•

Our corporate purchase card product grew to $10.3 billion in purchase volume for the year, which is a 32 percent increase from 2011. This increase is primarily due to our single use account product used for online travel-related purchases.

•

Domestic fuel prices averaged $3.73 per gallon during 2012. Domestic fuel prices averaged $3.62 per gallon during 2011. Australian fuel prices increased 3 percent as compared to 2011, to US $5.66 per gallon.

On January 30, 2013, we completed a $400 million offering in aggregate principal amount of our 4.750 percent senior notes due February 1, 2023, at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement. In connection with the $400 million offering, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, Wright Express Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower (“Card Holdings Australia”, and, together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (“Bank of America”), and the other lenders party thereto (the “Lenders”). The Credit Agreement provides for a five-year $300 million amortizing term loan facility, and a five-year $700 million secured revolving credit facility with a $150 million sub-limit for letters of credit and a $20 million sub-limit for swingline loans.

Results of Operations

YEAR ENDED DECEMBER 31, 2012, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

FLEET PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)

Revenues
Payment processing revenue	$316,480	$293,756	8%
Transaction processing revenue	16,943	16,553	2%
Account servicing revenue	66,842	60,569	10%
Finance fees	49,977	46,084	8%
Other	20,349	19,742	3%

Total revenues	470,591	436,704	8%

Total operating expenses	274,236	244,910	12%

Operating income	196,355	191,794	2%

Financing interest expense (a)	(10,433)	(11,676)	(11)%
(Loss) gain on foreign currency transactions	(395)	(368)	7%
Net realized and unrealized losses on domestic fuel price derivative instruments (a)	(12,365)	(11,869)	4%
Decrease in tax refund due to former shareholder of RD Card Holdings in Australia	6,968	—	—
Increase in amount due under tax receivable agreement	(2,089)	(715)	192%

Income before taxes	178,041	167,166	7%
Income taxes	88,063	59,925	47%

Net earnings attributable to WEX Inc.	$89,978	$107,241	(16)%

(in thousands, except per transaction and per gallon data)	2012	2011	Increase (decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	260,714	247,928	5%
Average expenditure per payment processing transaction	$77.78	$71.73	8%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.73	$3.62	3%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.66	$5.47	3%

Transaction processing revenue:
Transaction processing transactions	77,279	71,501	8%

Account servicing revenue:
Average number of vehicles serviced	6,969	6,322	10%

(a) As described in Item 8—Note 21 to our Financial Statements, financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

Revenues

Payment processing revenue increased $22.7 million for 2012, as compared to 2011. Approximately $8.7 million of this increase is due to an increase in the number of domestic payment processing transactions. In addition, the 3 percent increase in the average domestic price per gallon of fuel, as compared to 2011, contributed approximately $3.9 million to this increase. The remaining increase is primarily due to the operations of Fleet

One, acquired in the beginning of the fourth quarter of 2012. Assuming no significant drop in fuel prices, we expect payment processing revenues to increase in 2013 as a full year of operations of Fleet One will be included in our operations.

Account servicing revenue increased $6.3 million for 2012, as compared to 2011. The increase in number of vehicles serviced in 2012 as compared to 2011, resulted in additional revenue in North America and Australia, combined, of approximately $2.3 million. Approximately $2.0 million of the increase is due to the monthly fees received from our WEXSmart units, which have increased, as compared to 2011. The remaining increase is primarily due to the operations of Fleet One, acquired in the beginning of the fourth quarter of 2012.

Our finance fees increased $3.9 million for 2012, as compared to 2011. With the acquisitions of Fleet One during the fourth quarter of 2012, their factoring revenue has been included in finance fee revenue as well as the late fee revenue historically reported by the Company. Factoring revenue at Fleet One for the fourth quarter of 2012 was approximately $1.4 million. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The change in 2012 is primarily due the addition of (i) factoring revenue and (ii) higher accounts receivable balances, as a result of higher fuel prices and transaction volumes, resulting in an increase of approximately $2.0 million over 2011.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)

Expense
Salary and other personnel	$106,552	$93,876	14%
Service fees	$32,641	$21,926	49%
Provision for credit loss	$20,190	$26,625	(24)%
Depreciation and amortization	$52,500	$39,904	32%

•

Salary and other personnel expenses increased $12.7 million for 2012, as compared to 2011. Approximately $10.9 million of this increase is due to additional employees from ongoing operations and from our acquisition of Fleet One, at the beginning of the fourth quarter of 2012. The remaining increase is due to a decrease in capitalized payroll of approximately $2.6 million in 2012 as compared to 2011, resulting in higher salary expense. We expect salaries to increase in 2013 as a full year of operations of Fleet One will be included in our operations.

•

Service fees increased $10.7 million during 2012, as compared to 2011. The increase is primarily due to expenses related to the 2012 acquisitions. Service fees associated with the WEXSmart product line increased $1.3 million for 2012, as compared to 2011.

•

Provision for credit loss decreased $6.4 million for 2012, as compared to 2011. Domestic credit loss decreased by approximately $6.8 million as compared to 2011. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend decreased to 10.0 basis points as compared to 14.9 basis points for 2011. This decrease is primarily associated with lower charge offs as compared to 2011.

•

Depreciation and amortization expenses increased $12.6 million for 2012, as compared to 2011. We incurred an $8.9 million write-off of the internally developed software for our over-the-road product during 2012. The write-off was a consequence of our decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for our over-the-road product. Approximately $2.1 million of this increase is due to additional amortization associated with the intangible assets related to the acquisition of Fleet One, acquired at the beginning of the fourth quarter of 2012.

Financing interest expense is related to our 2011 Credit Agreement as well as our 2007 credit facility and 2010 term loan. Interest expense for 2012 decreased $1.2 million from 2011, due to lower interest rates on our financing debt, including the impacts of the interest rate swap that expired in March 2012. Finance interest expense in 2011 also includes approximately $0.7 million in unamortized loan costs that was expensed at the time the 2007 credit facility was replaced. As a consequence of the issuance of the 10 year, fixed rate of 4.750 percent, $400 million senior notes due 2023 in January 2013, we expect to incur higher interest expense in 2013.

Our effective tax rate was 49.5 percent for 2012 and 35.9 percent for 2011. The increase in the effective tax rate compared to the prior year is primarily due to changes in Australian tax consolidation laws. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of this tax legislation enacted on June 29, 2012, in Australia. We expect our effective tax rate to return to historical levels in 2013.

Fuel price derivatives

We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. During 2012 we recorded a loss of $12.4 million, consisting of a realized loss of $10.7 million and an unrealized loss of $1.7 million. During 2011 we recorded a loss of $11.8 million, consisting of a realized loss of $22.7 million and an unrealized gain of $10.9 million. The increase in losses is due to the overall increase in the price of fuel relative to our hedged fuel prices.

OTHER PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)

Revenues
Payment processing revenue	$101,482	$77,570	31%
Transaction processing revenue	7,420	8,185	(9)%
Account servicing revenue	6,518	3,432	90%
Finance fees	2,330	731	219%
Other	34,810	26,454	32%

Total revenues	152,560	116,372	31%

Total operating expenses	127,296	74,842	70%

Operating income	25,264	41,530	(39)%

Decrease in tax refund due to former shareholder of RD Card Holdings Australia	2,782	—	—
Loss on foreign currency transactions	96	(91)	(205)%

Income before income taxes	28,142	41,439	(32)%

Income taxes	21,411	15,058	42%

Net income before noncontrolling interest	$6,731	$26,381	(74)%

Less: Net earnings from noncontrolling interest	(213)	—	—

Net earnings attributable to WEX Inc.	6,944	26,381	(74)%

(in thousands)	2012	2011	Increase (decrease)

Key operating statistics
Payment processing revenue:
Corporate purchase card volume	$10,279,699	$7,759,466	32%

Payment processing revenue increased approximately $23.9 million for 2012, as compared to 2011. Approximately $6.9 million of this increase is due to the acquisition of UNIK and Corporate Pay during 2012. The remaining increase is primarily due to additional business derived from our single use account product, partially offset with a reduction in the interchange rate in 2012, as compared to 2011 due to contract mix, increased foreign spend, which generally has a lower interchange rate than domestic transactions, and a reduction in customer specific incentives received. Our corporate purchase card volume grew by over $2.53 billion in 2012 compared to 2011.

Transaction processing revenue decreased approximately $0.8 million for 2012, as compared to 2011, primarily due to lower transaction based fees from Wright Express Australia Prepaid.

Account servicing revenue increased approximately $3.1 million for 2012, as compared to 2011. Approximately $1.1 million of this increase is due to the acquisition of UNIK and CorporatePay during 2012. The remaining increase is due to primarily due to the inclusion of a full year of operation of rapid!, which was acquired at the end of the first quarter of 2011.

Other revenue increased $8.4 million for 2012 as compared to 2011, primarily due to the increase in the volume of cross-border fees over the prior year. This increase is partially offset by an increase in associated service fees expense.

On November 9, 2012 the U.S District Court granted preliminary approval to the merchant interchange settlement. Under the terms of this settlement the domestic interchange rate for MasterCard branded credit card transactions would be reduced by 10 basis points for a period of 8 months. Currently this reduction is anticipated to begin sometime in the second half of 2013. During 2013, approximately two-thirds of our corporate purchase and volume was domestic.

Expenses

The following table compares selected expense line items within our Other Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)

Expense
Salary and other personnel	$16,828	$10,734	57%
Service fees	$70,548	$48,276	46%
Provision for credit loss	$2,349	$902	160%
Depreciation and amortization	$22,763	$5,465	317%
Technology leasing and support	$7,070	$5,015	41%

•

Salary and other personnel expenses increased $6.1 million for 2012, as compared to 2011. Approximately $3.6 million of the increase is due to additional payroll costs associated with the operations of UNIK and CorporatePay acquired during 2012. Approximately $1.7 million of the increase is due to additional sales staff at our rapid! Paycard subsidiary. The remaining increase is due to additional staff and increased benefit expense.

•

Service fees increased by $22.3 million for 2012, as compared to 2011. Approximately $4.4 million of this increase is due to additional expense associated with the operations of UNIK and CorporatePay, acquired during 2012. Approximately $2.5 million of the increase is a result of the full year of operation of rapid!, which was acquired at the end of the first quarter in 2011. The remaining increase is primarily due to higher fees associated with higher overall purchase volume in our domestic virtual card product.

•	Provision for credit loss increased $1.4 million for 2012, as compared to 2011. The increase is primarily due to a bankruptcy from one customer during 2012.

•

Depreciation and amortization expenses increased $17.3 million for 2012, as compared to 2011. This increase is primarily due to the $16.2 million impairment of goodwill associated with Wright Express Australia Prepaid, which was impaired on September 30, 2012. During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of Wright Express Prepaid Australia.

•	Technology leasing and support expenses increased $2.1 million for 2012, as compared to 2011. This increase is primarily related to the volume increase in our corporate purchase card products.

Our effective tax rate was 76.1 percent for 2012 and 36.3 percent for 2011. The increase in the effective tax rate compared to the prior year is primarily due to changes in Australian tax consolidation laws. During 2012, we recorded a charge of approximately $5.1 million due to impact of the tax legislation enacted on June 29, 2012, in Australia. We expect our effective tax rate to return to historical levels in 2013.

YEAR ENDED DECEMBER 31, 2011, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

FLEET PAYMENT SOLUTIONS SEGMENT

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands)	2011	2010		Increase (decrease)

Revenues
Payment processing revenue	$293,756	$220,154		33%
Transaction processing revenue	16,553	16,591		—
Account servicing revenue	60,569	39,692		53%
Finance fees	46,084	37,264		24%
Other	19,742	15,538		27%

Total revenues	436,704	329,239		33%

Total operating expenses	244,910	201,547		22%

Operating income	191,794	127, 692		50%

Financing interest expense (a)	(11,676)	(5,314)		(120)%
(Loss) gain on foreign currency transactions	(368)	7,141		NM
Net realized and unrealized losses on domestic fuel price derivative instruments (a)	(11,869)	(7,244)		(64)%
Increase in amount due under tax receivable agreement	(715)	(214)		(234)%

Income before taxes	167,166	122,061		37%
Income taxes	59,925	48,337		24%

Net income	$107,241	$73,724		45%

(in thousands, except per transaction and per gallon data)	2011	2010		Increase (decrease)

Key operating statistics
Payment processing revenue:
Payment processing transactions	247,928	222,769	(b)	11%
Average expenditure per payment processing transaction	$71.73	$56.25	(b)	28%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.62	$2.84		27%
Average price per gallon of fuel – Australia – ($USD/gal)	$5.47	$4.70		16%

Transaction processing revenue:
Transaction processing transactions	71,501	54,980		30%

Account servicing revenue:
Average number of vehicles serviced	6,322	5,580	(b)	13%

NM – Not Meaningful

(a) As described in Item 8 — Note 21 to our Financial Statements, financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

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

•

Provision for credit loss increased $7.9 million for 2011, as compared to 2010. Domestic credit loss increased by approximately $6.0 million as compared to 2010. This increase is primarily associated with higher levels of domestic customer spend throughout the year, associated with the increase in fuel prices. The inclusion of a full year of operations of Wright Express Australia, acquired late in the third quarter of 2010, contributed $1.9 million of the increase. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend remained flat at 14.9 basis points for both 2011 and 2010.

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

•

Other expense increased $4.1 million for 2011, as compared to 2010. Approximately $1.3 million of this increase is due to the inclusion of a full year of operations of Wright Express Australia acquired late in the third quarter of 2010. The remaining increase over 2010 is primarily due to special projects and customer incentives.

Financing interest expense was related to the 2011 Credit Agreement as well as our 2007 credit facility and 2010 term loan. Interest expense for 2011 increased $6.4 million from 2010, due to an increase in the average outstanding balance on our financing debt. The increase in our financing debt occurred during the second half of 2010 in conjunction with our acquisition and funding of operations for Wright Express Australia. Finance interest expense is also impacted by our consolidated leverage ratio, which increased subsequent to the 2010 acquisition. Finance interest expense also includes approximately $0.7 million in unamortized loan costs that was expensed at the time the 2007 credit facility was replaced.

Our effective tax rate was 35.9 percent for 2011 and 39.6 percent for 2010. The decrease in the effective tax rate compared to 2010 is primarily due to non-deductible acquisition expenses associated with our Australian acquisition in 2010, and our decision to indefinitely reinvest our Australian profits outside the United States in 2011.

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

Payment processing revenue increased approximately $31.5 million for 2011 over 2010, primarily due to additional business derived from our single use account product. Our corporate purchase card volume grew by over $3.3 billion in 2011 compared to 2010.

Transaction processing revenue increased approximately $5.2 million for 2011 over 2010, primarily due to the transaction based fees from Wright Express Australia Prepaid commencing with operations after our acquisition late in the third quarter of 2010.

Account servicing revenue increased approximately $2.7 million for 2011 over 2010. Approximately $2.0 million of this increase is due to the rapid! PayCard operations, acquired late in the first quarter of 2011. The remaining increase is due to operations at our Wright Express Australia Prepaid subsidiary, acquired late in the third quarter of 2010.

Other revenue increased $15.5 million over 2010, as the volume of cross-border fees increased over the prior year. This increase is offset by an increase in associated service fees expense.

Operating expenses increased by $36.7 million for 2011 as compared to 2010 primarily due to the following:

•	Service fees increased by $22.7 million for 2011 as compared to 2010 due to higher fees associated with higher overall purchase volume.

•	Salary and other personnel expenses increased $5.8 million for 2011 as compared to 2010 primarily due to additional payroll costs assumed upon the acquisition of Wright Express Australia Prepaid.

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

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

We focus on management operating cash as the primary measure we use internally to monitor cash flow performance from our core operations and we believe it is a key element in achieving maximum stockholder value. Our industrial bank subsidiary, WEX Bank, utilizes brokered deposits, negotiable order of withdrawal (“NOW”) deposits and borrowed federal funds to finance our domestic accounts receivable. Since brokered deposits, NOW deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary use and source of cash. As such, we consider brokered deposits, NOW deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by (used for) operating activities as presented on the consolidated statement of cash flows in accordance with GAAP.

The table below reconciles net cash provided by (used for) operating activities to management operating cash:

	Year ended December 31,
(in thousands)	2012	2011	2010

Net cash provided by (used for) operating activities	$71,811	$51,168	$(10,550)
Net increase (decrease) in deposits	193,726	163,853	106,504
Net (decrease) increase in borrowed federal funds	41,500	(52,584)	(12,238)

Management operating cash	$307,037	$162,437	$83,716

The change in management operating cash in the comparative periods can be explained as follows:

•

During 2012, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, is funded by operating activities as well as a $235 million overall increase in borrowed federal funds and deposits. The excess of NOW deposits is a result of the influx of capital associated with the Higher One program. Accounts receivable increased in 2012 over 2011 as a result of increased customer spend levels, primarily due to higher fuel prices.

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

•

During 2010, our increase in accounts receivable, net of the account receivable balance acquired with the acquisition of RD Card Holdings Australia Pty Ltd., is funded by operating activities as well as a $94 million overall increase in borrowed federal funds and Brokered Deposits. Accounts receivable increased over the prior year as a result of increased customer spend, due to higher fuel prices.

2012 Highlights

•

On May 11, 2012, we acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately $27.8, net of cash acquired. The acquisition was funded through our revolving credit facility and term loan.

•

On August 30, 2012, we acquired a 51 percent ownership interest in UNIK, a privately-held provider of payroll cards in Brazil, for approximately $22.8 million. The acquisition was funded through our revolving credit facility and term loan.

•

On October 4, 2012, we acquired certain assets of Fleet One a privately-held provider of value-based business payment processing and information management solutions for approximately $376 million, net of cash acquired. The acquisition was funded through our revolving credit facility and term loan.

•	We used $11.3 million during 2012 to repurchase our own common stock.

•

During 2012, we had approximately $28 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality in the United States and abroad. We expect total capital expenditures for 2013 to be approximately $35 to $42 million. Our capital spending is financed primarily through internally generated funds.

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

Management Operating Cash

Management operating cash is not a measure in accordance with generally accepted accounting principles (“GAAP”). In order to reconcile from management operating cash to the classifications of cash flow activities presented on our consolidated statement of cash flows, we have adjusted our cash flows from financing activities for the changes in brokered deposits, NOW deposits and borrowed federal funds.

WEX Bank issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.26 percent to 1.15 percent as of December 31, 2012, as compared to fixed interest rates ranging from 0.25 percent to 1.60 percent as of December 31, 2011, and 0.30 percent to 1.95 percent as of December 31, 2010. WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 0.35 percent to 0.41 percent as of December 31, 2012, as compared to variable interest rates ranging from 0.60 percent to 0.73 percent as of December 31, 2011, and 0.40 percent to 0.60 percent as of December 31, 2010. As of December 31, 2012, we had approximately $613.1 million of Brokered Deposits outstanding at a weighted average interest rate of 0.53 percent, compared to $683.3 million of Brokered Deposits at a weighted average interest rate of 0.68 percent as of December 31, 2011, and approximately $520.4 million of Brokered Deposits outstanding at a weighted average interest rate of 0.90 percent as of December 31, 2010.

WEX Bank may issue Brokered Deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2012, all Brokered Deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our Brokered Deposits are paying competitive yields and that there continues to be consumer demand for these instruments.

Beginning during the second quarter of 2012, we received non-interest bearing NOW account deposits associated with the Higher One program. As of December 31, 2012, we had $261.1 million of non-interest bearing NOW account deposits. These deposits were in excess of our operating cash requirements to fund account receivables, which resulted in a larger than typical cash balance on our balance sheet for the current period. We anticipate this balance to decline based on historical patterns of the non-interest bearing NOW account deposits and scheduled maturities of our deposits. Deposits are subject to regulatory capital requirements.

Non-interest bearing deposits are required for certain customers as collateral for their credit accounts. We had $16.2 million of these deposits on hand at December 31, 2012, $10.4 million at December 31, 2011, and $9.4 million at December 31, 2010.

WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $140 million during 2012, 2011and 2010, with $48.4 million outstanding as of December 31, 2012.

Liquidity

General

In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to finance fees based upon the outstanding customer receivable balance. At December 31, 2012, approximately 96 percent of the outstanding balance of $1.6 billion was current and approximately 99 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. No customer makes up more than 4 percent of the outstanding receivables at December 31, 2012.

Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments to merchants for other payment solutions, payments on maturing and withdrawals of Brokered Deposits and borrowed federal funds, interest payments on our credit facility, cash payments for derivative instruments and other operating expenses. WEX Bank is responsible for the majority of domestic payments to major oil companies, merchants, and payments on maturing and withdrawals of Brokered Deposits and borrowed federal funds. WEX Bank can fund our short-term domestic cash requirements through the issuance of Brokered Deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Under FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations.

Our 2011 Credit Agreement

On May 23, 2011, we entered into a Credit Agreement (the “2011 Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The 2011 Credit Agreement was secured by pledges of the stock of our foreign subsidiaries. The 2011 Credit Agreement provided for a five-year $200 million amortizing term loan facility and a five-year $700 million revolving credit facility with a $100 million sub-limit for letters of credit and a $20 million sub-limit for swingline loans. Term loan payments in the amount of $2.5 million were due beginning on June 30, 2011, and thereafter on the last day of each September, December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150 million was due. As of December 31, 2012, we had $621 million of loans outstanding under the 2011 Credit Agreement. As of December 31, 2012, we also had approximately $2.4 million in letters of credit outstanding. Accordingly, at December 31, 2012, we had $236.9 million of availability under the 2011 Credit Agreement, subject to the covenants as described below.

Proceeds from the 2011 Credit Agreement were used to repay our indebtedness under the 2007 credit facility with a lending syndicate, and indebtedness under the 2010 term loan facility with a bank. The 2011 Credit Agreement funding was available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.

Amounts outstanding under the 2011 Credit Agreement bore interest at a rate equal to, at our option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by the lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, we agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the 2011 Credit Agreement matured on May 23, 2016.

Our 2011 Credit Agreement contained various financial covenants requiring us to maintain certain financial ratios. Specifically, it limited us to a maximum consolidated leverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date. The 2011 Credit Agreement also required us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.

In addition to the financial covenants, the 2011 Credit Agreement contained various customary restrictive covenants that limited our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks and change our accounting policies or reporting practices. WEX Bank was not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2012.

Our interest rate swap arrangements which effectively converted $150 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 0.56 percent expired in March of 2012. We regularly review our projected borrowings under our credit facility and the current interest rate environment to determine if additional swaps should be executed.

On January 18, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, Wright Express Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto. The 2013 Credit Agreement provides for a five-year $300 million term loan facility, and a five-year $700 million secured revolving credit facility with a $150 million sub-limit for letters of credit and a $20 million sub-limit for swingline loans. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100 million. The remaining terms and conditions are materially similar to the 2011 Credit Agreement.

On January 30, 2013, the Company, completed a $400 million offering in aggregate principal amount of its 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013. Proceeds from the Notes were used to pay down the entire outstanding balance of the revolver portion of our 2013 Credit Agreement. The remaining proceeds are available for general corporate purposes.

Other Liquidity Matters

We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives are entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The current fuel price is essentially in the collar range set in the previous year. As a result, we have a net liability related to these derivatives of approximately $1.7 million. During the course of the year we paid $10.6 million from the net settlement of expiring derivative contracts. Our long-term cash requirements, apart from amounts owing on our 2013 Credit Agreement, consist primarily of amounts due to Wyndham as part of our tax receivable agreement. As a consequence of our separation from Avis, we increased the tax bases of our tangible and intangible assets to their fair market value (the “Tax Basis Increase”). This Tax Basis Increase allows us to reduce the amount of future tax payments to the extent that we generate sufficient taxable income. We were contractually obligated, pursuant to our tax receivable agreement with Avis, to remit to Avis 85 percent of any such cash savings, subject to repayment if it is determined that these savings should not have been available to us. In 2009 we entered into a Tax Receivable Prepayment Agreement to settle a portion of the obligation with one of Avis’ successors. These obligations were previously valued at $187.5 million and this transaction resulted in a gain of $136.5 million. As a result we are now entitled to receive, without obligation to a third party, approximately 68 percent of the future estimated tax benefit of the Tax Basis Increase. This will be reflected over time in increases in operating cash.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1.8 million at December 31, 2012, and $6.0 million at December 31, 2011. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

We currently have authorization from our Board to purchase up to $150 million of our common stock up to July 2013. Through December 31, 2012, we have used $112.7 million of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our 2013 Credit Agreement. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

We have the following off-balance sheet arrangements as of December 31, 2012:

•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•

Extension of credit to customers.  We have entered into commitments to extend credit in the ordinary course of business. We had approximately $4.7 billion of commitments to extend credit at December 31, 2012, as part of established customer agreements. These amounts may increase or decrease during 2013 as we increase or decrease credit to customers, subject to our appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•

Letters of credit.  We are required to post collateral to secure our fuel price sensitive derivative instruments based on any unrealized loss, less any unsecured credit granted by our counter party. As of December 31, 2012, we have posted a $2.1 million letter of credit as collateral under the terms of our lease agreement for our corporate offices.

Contractual Obligations

The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2012, for the periods specified:

(in thousands)	2013	2014	2015	2016	2017 and Thereafter	Total

Operating leases:
Facilities	$6,389	$5,978	$5,564	$3,221	$5,694	$26,846
Equipment, including vehicles	1,268	574	240	18	—	2,100
Revolving line-of-credit (a)	438,500	—	—	—	—	438,500
Term Loan	10,000	10,000	10,000	152,500	—	182,500
Interest payments on term loan	3,054	2,883	2,713	972	—	9,622
Tax receivable agreement	9,545	9,654	10,461	11,032	45,858	86,550
Deposits	842,002	48,343	—	—	—	890,345
Borrowed federal funds	48,400	—	—	—	—	48,400
Fuel price derivative contracts	1,407	322	—	—	—	1,729
Contingent obligation (b)	313	—	—	—	—	313

Total	$1,360,878	$77,754	$28,978	$167,743	$51,552	$1,686,905

(a)

Our 2011 Credit Facility was set to expire in May of 2016. Amounts in table exclude interest payments. See Item 8 – Note 11, Financing Debt. This facility was amended and restated on January 18, 2013, and will expire in January 2018. See Item 8, – Note 22 Subsequent Event.

(b)	During the first quarter of 2013, we expect to pay the remaining purchase price of the UNIK acquisition.

At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with uncertain tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

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

Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. Reserves for losses on these receivables are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (including: current, 30 days, 60 days, 90 days) over historical periods including average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due or declaration of bankruptcy by the customer.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2012, we have estimated a reserve for credit losses which is 0.75 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $7.8 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.0 percent of the total receivable.

Business Combinations, Acquired Intangible Assets and Goodwill

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

Business combinations are accounted for at fair value. Deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired.

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model by considering other factors such as the fair value of comparable companies, if available, to our reporting units, and a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

Non goodwill intangible assets are considered not recoverable because their carrying amount exceeds the sum of undiscounted cash flows expected to result from the use of the assets. The recoverability test is based on management’s intended use of the assets. If the asset fails the recoverability test, impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under ASC 820 are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

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

As of December 31, 2012, the Company had an aggregate of approximately $844 million on its balance sheet related to goodwill and intangible assets of acquired entities. Our analysis indicates that the calculated fair value of our reporting units support their carrying values as of December 31, 2012. As noted in Item 1A, because the acquisitions of CorporatePay and UNIK were completed during 2012, their market values approximate their carrying values. The goodwill associated with these reporting units are as follows; CorporatePay, $19.8 million, UNIK, $19.9 million. Wright Express Australia Fuel has a fair value of approximately 120 percent of its carrying value and a goodwill balance of approximately $210.7 million. The Company’s remaining reporting units have fair market values substantially in excess of their carrying values. Although an impairment charge is not required at this time, if actual results deteriorate versus our assumptions in the valuation, the potential exists for an impairment in our reporting units.

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

	None of the derivatives that exist have readily determinable fair market values. Management determines fair value through alternative valuation approaches, primarily modeling that considers the value of the underlying index or commodity (where appropriate), over-the-counter market quotations, time value, volatility factors and counterparty credit risk. On a periodic basis, management reviews the statements provided by the counterparty to ensure the fair market values are reasonable when compared to the one it derived.	As of December 31, 2012, the Company had established that the net fair value of the derivatives was a liability of less than $2 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives. Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

Changes to Accounting Policies

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company adopted ASU 2011-05 and has provided the required disclosures in two consecutive statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments.

Interest Rate Risk

At December 31, 2012, we had borrowings of $621 million under our 2011 Credit Facility that bore interest at variable rates. During 2010 we entered into an interest rate swap contract that ended in March 2012 that fixed the interest rate on $150 million of our variable rate revolving 2011 Credit Agreement. We periodically review our projected borrowing under our 2011 Credit Agreement and the current interest rate environment in order to ascertain whether additional swaps should be entered into to either increase our coverage of our overall borrowings or extend the period which our hedges cover.

At December 31, 2012, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and borrowed federal funds) outstanding of $661 million. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.

The following table presents the impact of changes in LIBOR on interest expense on our revolving credit facility and term loan for 2012 on the principal outstanding under the credit facility, as well as the impact of changes in interest rates on certificates of deposits, interest bearing money market deposits and borrowed federal funds:

(in thousands)	Impact(a)

Projected annual financing interest expense on credit agreement borrowings (assumes one-month LIBOR plus 150 basis points equal to 1.7087%) (b)	$10,611

Increase of:
1.00%	$6,210
2.00%	$12,420

Projected annual operating interest expense on WEX Bank deposits (certificates of deposits at 0.57%, interest bearing money market deposits at 0.39% and borrowed federal funds at 0.39%)	$3,461

Increase of:
1.00%	$6,615
2.00%	$13,229

(a) Changes	to interest expense presented in this table are based on interest payments, outstanding balance and rate as of December 31, 2012.
(b) The

table above does not reflect the impact of the January 30, 2013, $400 million offering in aggregate principal amount of 4.750 percent senior notes, which was used to reduce amounts outstanding under our 2011 Credit Agreement in 2013.

At December 31, 2012, WEX Bank had negotiable order of withdrawal account deposits outstanding of $261.1 million.

(in thousands)	Impact(b)

Projected annual interest expense (based on the federal fund rate) on NOW account deposits using federal funds rate of 0.39%	$—

Increase of:
1.00%	$—
2.00%	$509

(b) Changes	to interest expense presented in this table are based on the outstanding balance and rate as of December 31, 2012.

Commodity Price Risk

As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in North American fuel prices. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2014. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.

The following table presents information about the Options:

(in thousands except per gallon data)
			December 31, 2012
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value

Fuel price derivative instruments – unleaded fuel – wholesale strike price

Options settling October 2013 – June 2014	$2.485	$2.545	6,269	$(514)
Options settling July 2013 – March 2014	$2.633	$2.693	4,643	308
Options settling April 2013 – December 2013	$2.670	$2.730	10,436	(398)
Options settling January 2013 – September 2013	$2.843	$2.903	7,291	457
Options settling October 2012 – June 2013	$2.540	$2.600	4,803	(1,161)
Options settling July 2012 – March 2013	$2.605	$2.665	2,310	(314)

Total fuel price derivative instruments – unleaded fuel			35,752	$(1,622)

Fuel price derivative instruments – diesel fuel – retail strike price

Options settling October 2013 – June 2014	$3.713	$3.773	2,816	$(224)
Options settling July 2013 – March 2014	$3.878	$3.938	2,086	108
Options settling April 2013 – December 2013	$3.823	$3.883	4,689	(162)
Options settling January 2013 – September 2013	$3.990	$4.050	3,276	363
Options settling October 2012 – June 2013	$3.835	$3.895	2,158	(89)
Options settling July 2012 – March 2013	$3.792	$3.852	1,038	(103)

Total fuel price derivative instruments – diesel			16,063	$(107)

Total fuel price derivative instruments			51,815	$(1,729)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.

South Portland, Maine

We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries, formerly Wright Express Corporation (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEX Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

February 28, 2013

WEX INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011

Assets
Cash and cash equivalents	$197,662	$25,791
Accounts receivable (less reserve for credit losses of $11,709 in 2012 and $11,526 in 2011)	1,555,814	1,323,915
Income taxes receivable	—	7,755
Available-for-sale securities	16,350	17,044
Fuel price derivatives, at fair value	—	410
Property, equipment and capitalized software, net	60,097	62,078
Deferred income taxes, net	100,128	143,524
Goodwill	844,285	549,504
Other intangible assets, net	241,810	109,656
Other assets	90,538	38,383

Total assets	$3,106,684	$2,278,060

Liabilities and Stockholders’ Equity
Accounts payable	$527,838	$409,226
Accrued expenses	60,532	54,738
Income taxes payable	10,151	—
Deposits	890,345	693,654
Borrowed federal funds	48,400	6,900
Revolving line-of-credit facilities and term loan	621,000	295,300
Amounts due under tax receivable agreement	86,550	92,763
Fuel price derivatives, at fair value	1,729	415
Other liabilities	20,546	15,749

Total liabilities	2,267,091	1,568,745

Commitments and contingencies (Note 18)

Redeemable noncontrolling interest (Note 17)	21,662	—

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,586 in 2012 and 42,252 in 2011 shares issued; 38,908 in 2012 and 38,765 in 2011 shares outstanding	426	423
Additional paid-in capital	162,470	146,282
Retained earnings	730,311	633,389
Accumulated other comprehensive income	37,379	30,588

Less treasury stock at cost; 3,766 shares in 2012 and 3,566 in 2011	(112,655)	(101,367)

Total stockholders’ equity	817,931	709,315

Total liabilities and stockholders’ equity	$3,106,684	$2,278,060

See notes to consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010

Revenues
Fleet payment solutions	$470,591	$436,704	$329,239
Other payment solutions	152,560	116,372	61,167

Total revenues	623,151	553,076	390,406

Expenses
Salary and other personnel	123,380	104,610	87,364
Service fees	103,189	70,202	46,368
Provision for credit losses	22,539	27,527	19,838
Technology leasing and support	18,537	15,423	12,881
Occupancy and equipment	12,361	11,803	8,654
Advertising	10,155	9,713	8,118
Marketing	3,679	3,240	2,197
Postage and shipping	4,347	4,325	3,413
Communications	5,373	5,115	3,631
Depreciation, amortization and impairments	75,263	45,369	29,893
Operating interest expense	4,990	5,453	5,370
Other	17,719	16,972	11,970

Total operating expenses	401,532	319,752	239,697

Operating income	221,619	233,324	150,709

Financing interest expense	(10,433)	(11,676)	(5,314)
Net (loss) gain on foreign currency transactions	(299)	(459)	7,145
Net realized and unrealized losses on fuel price derivatives	(12,365)	(11,869)	(7,244)
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	9,750	—	—
Increase in amount due under tax receivable agreement	(2,089)	(715)	(214)

Income before income taxes	206,183	208,605	145,082
Income taxes	109,474	74,983	57,453

Net income	96,709	133,622	87,629

Less: Net loss from noncontrolling interest	(213)	—	—
Net earnings attributable to WEX Inc.	$96,922	$133,622	$87,629
Net earnings attributable to WEX Inc. per share:
Basic	$2.50	$3.45	$2.28
Diluted	$2.48	$3.43	$2.25

Weighted average common shares outstanding:
Basic	38,840	38,686	38,486
Diluted	39,092	38,998	39,052

See notes to consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year ended December 31,
	2012	2011	2010

Net income	$96,709	$133,622	$87,629
Changes in available-for-sale securities, net of tax effect of $(3) in 2012, $66 in 2011 and $41 in 2010	(3)	108	69
Changes in interest rate swap, net of tax effect of $35 in 2012, $179 in 2011 and $(111) in 2010	60	308	(192)
Foreign currency translation	6,705	2,567	28,015

Comprehensive income	103,471	136,605	115,521
Less: comprehensive income attributable to noncontrolling interest (Note 17)	(242)	—	—

Comprehensive income attributable to WEX Inc.	$103,713	$136,605	$115,521

WEX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
Balance at December 31, 2009	41,167	$412	$112,063	$(287)	$(83,010)	$412,138	$441,316
Stock issued to employees exercising stock options	211	2	3,177	—	—	—	3,179
Tax benefit from employees’ stock option and restricted stock units	—	—	1,698	—	—	—	1,698
Stock issued to employees for vesting of restricted stock units	101	1	—	—	—	—	1
Stock-based compensation	—	—	5,646	—	—	—	5,646
Conversion of preferred stock	445	4	9,999	—	—	—	10,003
Purchase of shares of treasury stock	—	—	—	—	(18,357)	—	(18,357)
Changes in available-for-sale securities, net of tax effect of $41	—	—	—	69	—	—	69
Changes in interest rate swaps, net of tax effect of $(111)	—	—	—	(192)	—	—	(192)
Foreign currency translation	—	—	—	28,015	—	—	28,015
Net earnings attributable to WEX Inc.	—	—	—	—	—	87,629	87,629
Balance at December 31, 2010	41,924	419	132,583	27,605	(101,367)	499,767	559,007
Stock issued to employees exercising stock options	216	3	2,913	—	—	—	2,916
Tax benefit from employees’ stock option and restricted stock units	—	—	3,970	—	—	—	3,970
Stock issued to employees for vesting of restricted stock units	112	1	—	—	—	—	1
Stock-based compensation	—	—	6,816	—	—	—	6,816
Changes in available-for-sale securities, net of tax effect of $66	—	—	—	108	—	—	108
Changes in interest rate swaps, net of tax effect of $179	—	—	—	308	—	—	308
Foreign currency translation	—	—	—	2,567	—	—	2,567
Net earnings attributable to WEX Inc.	—	—	—	—	—	133,622	133,622
Balance at December 31, 2011	42,252	423	146,282	30,588	(101,367)	633,389	709,315
Stock issued to employees exercising stock options	234	2	4,623	—	—	—	4,625
Tax benefit from employees’ stock option and restricted stock units	—	—	4,466	—	—	—	4,466
Stock issued to employees for vesting of restricted stock units	100	1	—	—	—	—	1
Stock-based compensation	—	—	8,093	—	—	—	8,093
Other	—	—	(994)	—	—	—	(994)
Purchase of shares of treasury stock	—	—	—	—	(11,288)	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $(3)	—	—	—	(3)	—	—	(3)
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	60
Foreign currency translation	—	—	—	6,734	—	—	6,734
Net earnings attributable to WEX Inc.	—	—	—	—	—	96,922	96,922
Balance at December 31, 2012	42,586	$426	$162,470	$37,379	$(112,655)	$730,311	$817,931

See notes to consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010

Cash flows from operating activities
Net income	$96,709	$133,622	$87,629
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss (gain) on derivative instruments	1,724	(10,872)	17,029
Stock-based compensation	11,016	9,367	7,425
Depreciation and amortization	50,267	48,112	31,504
Goodwill Impairment	17,508	—	—
Deferred taxes	35,907	21,749	21,536
Provision for credit losses	22,539	27,527	19,838
Loss on disposal of internal-use software	9,503	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(86,763)	(198,417)	(236,100)
Other assets	(43,665)	(11,133)	(1,241)
Accounts payable	(41,040)	29,274	41,919
Accrued expenses	(1,582)	3,839	7,534
Income taxes	17,360	(3,703)	(2,072)
Other liabilities	(11,459)	9,185	2,057
Amounts due under tax receivable agreement	(6,213)	(7,382)	(7,608)

Net cash provided by (used for) operating activities	71,811	51,168	(10,550)

Cash flows from investing activities
Purchases of property and equipment	(28,036)	(25,145)	(28,944)
Purchases of available-for-sale securities	(864)	(8,509)	(150)
Maturities of available-for-sale securities	1,551	841	1,654
Acquisition of CorporatePay, net of cash	(27,783)	—	—
Acquisition of Fleet One, net of cash	(376,258)	—	—
Cash assumed in UNIK acquisition	1,566	—	—
Acquisition of customer relationship intangible	—	(3,344)	—
Acquisition of rapid! PayCard	—	(8,081)	—
Acquisition of RD Card Holdings Australia Pty Ltd., net of cash acquired	—	3,734	(339,994)

Net cash used for investing activities	(429,824)	(40,504)	(367,434)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	4,466	3,970	1,698
Repurchase of share-based awards to satisfy tax withholdings	(2,926)	(2,551)	(1,476)
Proceeds from stock option exercises	4,625	2,913	3,177
Net increase in deposits	193,726	163,853	106,504
Net increase (decrease) in borrowed federal funds	41,500	(52,584)	(12,238)
Net (repayments) borrowings on 2007 revolving line-of-credit facility	—	(332,300)	204,300
(Repayments) borrowings on term loan	—	(75,000)	75,000
Loan origination fees	—	(6,184)	(2,269)
Net borrowings on 2011 revolving line-of-credit	335,700	102,800	—
Borrowings on 2011 term note agreement	—	200,000	—
Repayments of 2011 term note agreement	(10,000)	(7,500)	—
Other financing debt	(17,753)	—	—
Contingent consideration paid for rapid!	(8,486)	—	—
Purchase of shares of treasury stock	(11,288)	—	(18,357)

Net cash provided by (used for) financing activities	529,564	(2,583)	356,339

Effect of exchange rates on cash and cash equivalents	320	(335)	386

Net change in cash and cash equivalents	171,871	7,746	(21,259)
Cash and cash equivalents, beginning of period	25,791	18,045	39,304

Cash and cash equivalents, end of period	$197,662	$25,791	$18,045

See notes to consolidated financial statements.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.    Summary of Significant Accounting Policies

Business Description

WEX Inc. (“Company”) is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Payment Solutions and Other Payment Solutions segments provide its customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers. In October 2012, Wright Express Corporation changed its name to WEX Inc. and Wright Express Financial Services Corporation, the Company’s wholly-owned subsidiary, changed its name to WEX Bank.

Basis of Presentation

The accompanying consolidated financial statements of WEX Inc. for the years ended December 31, 2012, 2011 and 2010, include the accounts of WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Reserve for Credit Losses

Accounts receivable balances are stated at net realizable value. The balance includes a reserve for credit losses which reflects management’s estimate of uncollectable balances resulting from credit and fraud losses. Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. The reserve for credit losses is established based on the determination of the amount of expected credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, economic trends, geography and other information in order to make judgments as to probable credit losses. Management also uses historical charge off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.

Available-for-sale Securities

The Company records certain of its investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income (loss). Realized gains and losses and declines in fair

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

value judged to be other-than-temporary on available-for-sale securities are included in non-operating revenues and expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenues. Available-for-sale securities held by the Company were purchased and are held by WEX Bank in order to meet the requirements of the Community Reinvestment Act.

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

The Company assesses the hedge effectiveness of the interest rate swaps in accordance with the requirements outlined in the accounting standards. For these hedges, management documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative are identical, and the creditworthiness of the counterparty to the hedging instrument remains sound, there is no hedge ineffectiveness so long as those conditions continue to be met. As of December 31, 2012, the Company does not have any interest rate swaps outstanding.

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

Capitalized Software

The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized once technological feasibility

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software. Amounts capitalized for software were $14,069 in 2012, $16,726 in 2011 and $19,637 in 2010. Amortization for software totaled $20,694 in 2012, $18,690 in 2011 and $16,348 in 2010.

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

Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs its impairment tests at its reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, but primarily relies on discounted cash flow analyses. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation and amortization expense on the consolidated statements of income. On September 30, 2012, the Company impaired $16,171 of goodwill associated with Wright Express Australia Prepaid. The Company’s annual goodwill and intangible assets impairment test, performed as of October 1, 2012, identified an impairment of $1,337 of goodwill associated with the acquisition of Financial Automation Limited, acquired in August of 2008.

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

Impairment and Disposals of Long-lived Assets

Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized an expense of $8,903 during the year ended December 31, 2012. This expense is a consequence of the Company’s decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for its over-the-road product. The Company also recognized approximately $600 in impairments and disposals of various other long-lived assets during the year, some of which were related to the Fleet One acquisition. The Company did not recognize any significant impairment expense on the Company’s long-lived assets during the years ended December 31, 2011 and 2010. Write-offs due to the acquisition of Fleet One are recorded in depreciation, amortizations and impairments in the consolidated statements of income. Disposals over the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.

Other Assets

The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,534 for the year ended December 31, 2012. For all other years presented, the investment was $1,562. The investment is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheets. As of December 31, 2012, the Company has concluded that the investment is not impaired.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Interchange income is earned by the Company’s corporate purchase card and payroll card products and is included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.

With regard to payment processing revenue, the Company is generally responsible for the collection of the total transaction amount and the payment to the merchant of their sales amount, net of the payment processing revenue earned by the Company. As a consequence the Company’s accounts receivable and accounts payable related to its payment processing revenues are reflective of the total transaction amount processed by the Company not the Company’s revenue.

Transaction Processing Revenue.    The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.

Account Servicing Revenue.    Revenue is primarily comprised of monthly fees based on vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations. We also recognize service fees related to rapid! PayCard services for card fees charged to the cardholder.

Finance Fees.    The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $3,905 in 2012 and $3,845 in 2011. The Company’s subsidiary, Fleet One, engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and interest earned on the Company’s foreign paycard product.

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

From time to time the Company enters into contracts that provide for rebates and/or incentives to certain customers and selected strategic relationships in order to induce them to use the Company’s payment processing or transaction processing services. The revenues described above are net of rebates and incentives provided to customers. Rebates are recorded in the period in which the underlying transactions are recorded. Incentives are recognized, to extent they are earned, on a pro rata basis over the period earned.

WEX INC.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2012	2011	2010

Net earnings attributable to WEX Inc. available for common stockholders – Basic	$96,922	$133,622	$87,629
Convertible, redeemable preferred stock	—	—	40

Net earnings attributable to WEX Inc. available for common stockholders – Diluted	$96,922	$133,622	$87,669

Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2012	2011	2010

Weighted average common shares outstanding – Basic	38,840	38,686	38,486
Unvested restricted stock units	138	128	209
Stock options	114	184	255
Convertible, redeemable preferred stock	—	—	102

Weighted average common shares outstanding – Diluted	39,092	38,998	39,052

Foreign Currency Movement

The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars as prescribed by the accounting literature. Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss).

Realized and unrealized gains and losses on foreign currency transactions are recorded directly in the statements of income except when such gains or losses result from intercompany transactions where repayment is not anticipated for the foreseeable future. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive income (loss).

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

Recently Adopted Accounting Standards

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies are still required to adopt the other requirements contained in ASU 2011-05. The Company adopted ASU 2011-05 and has provided the required disclosures in two consecutive statements.

2.    Supplemental Cash Flow Information

	Year ended December 31,
	2012	2011	2010

Interest paid	$13,916	$15,704	$8,770
Income taxes paid	$51,768	$52,930	$36,300
Conversion of preferred stock shares and accrued preferred dividends to common stock shares	$—	$—	$10,004

Significant Non-cash Transactions

The purchase price for the Company’s acquisition of UNIK included $991 of contingent consideration for future performance milestones (discussed further in Note 3). On December 31, 2012, the Company estimates approximately $313 will be paid during the first quarter of 2013 based on current performance milestones. The purchase price for the Company’s acquisition of rapid! Financial Services included $10,000 of contingent consideration for future performance milestones (discussed further in Note 3). On December 31, 2011, the Company estimated approximately $9,325 as the amount to be paid based on projected performance milestones. During the second quarter of 2012, the Company lowered the estimate to $8,486 and settled the contingent consideration. There were no significant non-cash transactions during 2010.

3.     Business Acquisitions and Other Intangible Assets Acquisitions

Acquisition of CorporatePay

On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17,000 (US $27,800 at the time of acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. The valuations of intangible assets have not been finalized as the Company is still reviewing statutory net operating losses prior to acquisition. The goodwill is not expected to be deductible for income tax purposes. The results of operations of CorporatePay are reflected in the Other Payment Solutions segment from the date of acquisition.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

December 31, 2012

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

Acquisition of UNIK

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK S.A. (“UNIK”), a privately-held provider of payroll cards in Brazil. The Company purchased its interest in UNIK to expand its Other Payment Solutions segment. UNIK is a provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.

The investment was consummated through the purchase of newly issued shares of UNIK for approximately R$44,800 (approximately US$22,800). The purchase agreement also includes a potential contingent consideration component based on performance milestones. Although the contingent consideration is not capped, the Company has estimated the amount of the liability, at the time of acquisition, to be approximately R$2,000 (approximately US$1,000). On December 31, 2012, the Company revised the estimate based on current performance milestones to be approximately $313, to be paid during the first quarter of 2013. The agreement further provides the Company with a call option which would enable it to acquire the remaining shares at specific times over a three-year period. Additionally the purchase agreement provides the noncontrolling shares with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Subsequent to the acquisition of UNIK, UNIK paid down approximately $19,600 of existing financing debt. As of December 31, 2012, UNIK has approximately $10,500 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.

Based on its ownership position the Company has concluded that it has acquired a controlling interest in UNIK. During the third quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed, which have not been finalized as the Company is still reviewing statutory net operating losses prior to acquisition, as well as other non-income tax matters. Goodwill associated with the transaction is not expected to be deductible for income tax

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

purposes. In addition, the Company has recognized and measured a redeemable noncontrolling interest. The redeemable noncontrolling interest represents the portion of UNIK’s net assets owned by the noncontrolling shareholders and is presented in the mezzanine section on the Company’s consolidated balance sheets. The results of operations of UNIK are reflected in the Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

December 31, 2012

Total UNIK value	$44,701
Less: Redeemable noncontrolling interest	21,904
Total purchase price (includes estimated earn out of $991)	$22,797
Less:
Cash	1,566
Accounts receivable	11,726
Accounts payable	(12,640)
Other tangible liabilities, net	(32,511)
Acquired software(a)	14,193
Customer relationships(b)	15,171
Trademarks and trade name(c)	1,272

Recorded goodwill	$24,020

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 5.9 years.
(c)	Weighted average life – 5.5 years.

No pro forma information has been included in these financial statements as the operations of UNIK for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

Acquisition of Fleet One

On October 4, 2012, the Company acquired certain assets of Fleet One a privately-held provider of value-based business payment processing and information management solutions. The Company purchased Fleet One to expand its fuel card and fleet management information services, as well as accelerate its presence in the over the road market.

Fleet One was purchased from the private equity firms of LLR Partners and FTV Capital for approximately $376,258, net of cash acquired. During the fourth quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. These valuations of intangible assets are still based on a preliminary assessment as of December 31, 2012, as the Company is currently reviewing the allocation of intangible assets. The operations at Fleet One contributed net revenues of approximately $14,200 and net earnings of approximately $1,400 from October 4, 2012, through December 31, 2012.The goodwill is expected to be deductible for tax purposes. Operations from Fleet One are reflected in the Fleet Payment Solutions segment from the date of acquisition.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

December 31, 2012

Consideration paid (net of cash)	$376,258

Less:
Accounts receivable	152,574
Accounts payable	(151,647)
Other tangible liabilities, net	(1,147)
Acquired software(a)	35,000
Customer relationships(b)	74,000
Trademarks and trade name(c)	4,000

Recorded goodwill	$263,478

(a)	Weighted average life – 6.7 years.
(b)	Weighted average life – 5.5 years.
(c)	Weighted average life – 5.5 years.

The following represents unaudited pro forma operational results as if Fleet One had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years:

$ USD
	2012	2011

Net revenue	$668,548	$603,904
Net income	$91,065	$123,940

Pro forma net income per common share:
Net income per share – basic	$2.34	$3.20
Net income per share – diluted	$2.33	$3.18

The pro forma financial information assumes the companies were combined as of January 1, 2012 and 2011, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012 or 2011.

Acquisition of rapid! Financial Services LLC

On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid! PayCard”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! PayCard is a provider of payroll prepaid cards, e-paystubs and e-W2s, and is focused on small and medium sized businesses. The Company purchased rapid! PayCard to expand its Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2012, the Company revised the intangible assets associated with the trade name. These valuations of intangible assets have been finalized. The goodwill is expected to be deductible for tax purposes.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

A contingent consideration agreement was entered into in connection with the purchase of rapid! PayCard. Under the terms of the agreement the former owners of rapid! PayCard were entitled to receive additional consideration based upon the achievement of certain performance criteria, measured over the twelve-month period from the date of purchase. The payment was made during the second quarter of 2012. During the fourth quarter of 2011, the Company revised the estimate of contingent consideration to approximately $9,325. The resulting impact of this adjustment ($675) was an offset to other operating expense in our Other Payment Solutions segment. During the second quarter of 2012, the Company lowered the estimate to $8,486 and settled the contingent consideration.

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

Acquisition of RD Card Holdings Australia Pty Ltd.  On September 14, 2010, the Company, through its wholly-owned subsidiary, Wright Express Australia Holdings Pty Ltd, completed its acquisition of all of the outstanding shares of RD Card Holdings Australia Pty Ltd. from RD Card Holdings Limited and an intra-group note receivable from RD Card Holdings Limited (the “ReD Transaction”). This acquisition extends the Company’s international presence and provides global revenue diversification. Consideration paid for the transaction was $363,000 Australian Dollars (“AUD”) (which was equivalent to approximately US$340,000 at the time of closing). This consideration included $11,000 AUD the Company paid pursuant to preliminary working capital adjustments. The purchase price and related allocations for the ReD Transaction have been finalized. The goodwill is not expected to be deductible for tax purposes.

WEX INC.

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

The following represents unaudited pro forma operational results as if Wright Express Australia had been included in the Company’s consolidated statements of operations as of the beginning of fiscal 2010:

$ USD
2010

Net revenue	$430,261
Net income	$88,171

Pro forma net income per common share:
Net income per share – basic	$2.29
Net income per share – diluted	$2.26

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

WEX INC.

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

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of December 31, 2012, and 2011

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2012
Accounts receivable, trade	$1,505,113	$46,158	$7,767	$8,485	$1,567,523

Percent of total	96.0%	3.0%	0.5%	0.5%

2011
Accounts receivable, trade	$1,289,752	$30,030	$7,430	$8,229	$1,335,441

Percent of total	96.6%	2.2%	0.6%	0.6%

The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2012	2011	2010

Balance, beginning of period	$11,526	$10,237	$10,960
Provision for credit losses	22,539	27,527	19,838
Charge-offs	(27,961)	(31,578)	(24,685)
Recoveries of amounts previously charged-off	5,605	5,340	4,124
Balance, end of period	$11,709	$11,526	$10,237

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

5.    Investments

Available-for-sale Securities

The Company’s available-for-sale securities as of December 31 are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2012
Mortgage-backed securities	$1,780	$79	$20	$1,839
Asset-backed securities	1,652	3	—	1,655
Municipal bonds	630	13	2	641
Equity securities (a)	11,974	241	—	12,215

Total available-for-sale securities	$16,036	$336	$22	$16,350

2011
Mortgage-backed securities	$3,046	$164	$13	$3,197
Asset-backed securities	1,927	3	—	1,930
Municipal bonds	140	9	—	149
Equity securities (a)	11,611	157	—	11,768

Total available-for-sale securities	$16,724	$333	$13	$17,044

(a)

These securities exclude $2,921 in equity securities designated as trading as of December 31, 2012, and $2,218 as of December 31, 2011, included in other assets on the consolidated balance sheets. See Note 16 for additional information about the securities designated as trading.

The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2012 and 2011 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. The Company’s techniques used to measure the fair value of its investments are in Note 16. Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The Company had maturities of available-for-sale securities of $1,551 for the year ended December 31, 2012, $841 for the year ended December 31, 2011, and $1,654 for the year ended December 31, 2010.

The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2012		2011
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	348	348	417	417
Due after 5 years through year 10	543	543	695	696
Due after 10 years	1,391	1,404	955	966
Mortgage-backed securities with original maturities of 30 years	1,780	1,839	3,046	3,197
Equity securities with no maturity dates	11,974	12,216	11,611	11,768

Total	$16,036	$16,350	$16,724	$17,044

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

6.    Property, Equipment and Capitalized Software, Net

Property, equipment and capitalized software, net consist of the following:

	December 31,
	2012	2011

Furniture, fixtures and equipment	$32,923	$22,437
Computer software	142,021	139,689
Software under development	5,740	5,673
Leasehold improvements	5,072	3,412

Total	185,756	171,211
Less accumulated depreciation and amortization	(125,659)	(109,133)

Total property, equipment and capitalized software, net	$60,097	$62,078

The Company wrote-off $8,903 of software and software under development related to the over-the-road line of business. The write-off was a consequence of the Company’s decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for its over-the-road product. This charge has been included in occupancy and equipment expense on the consolidated statement of income. The Company did not incur impairment charges during 2011. Depreciation expense was $25,384, $22,957 and $18,617 in 2012, 2011 and 2010, respectively.

7.    Goodwill and Other Intangible Assets

The changes in goodwill during the period January 1 to December 31, 2012 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Gross goodwill, beginning of period	$512,184	$37,320	$549,504
Impact of foreign currency translation	4,399	(22)	4,377
rapid! Purchase adjustment	—	600	600
Acquisition of UNIK	—	24,020	24,020
Acquisition of CorporatePay	—	19,814	19,814
Acquisition of Fleet One	263,478	—	263,478

Gross goodwill, end of period	780,061	81,732	861,793

Accumulated impairment, beginning of period	—	—	—
Impairment charge during period	(1,337)	(16,171)	(17,508)

Accumulated impairment, end of period	(1,337)	(16,171)	(17,508)

Net goodwill, end of period	$778,724	$65,561	$844,285

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The changes in goodwill during the period January 1 to December 31, 2011 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Gross goodwill, beginning of period	$510,396	$26,659	$537,055
RD Card Holdings Australia Pty Ltd. final purchase price allocation	1,408	(1,051)	357
Acquisition of rapid! PayCard	—	11,786	11,786
Impact of foreign currency translation	380	(74)	306

Gross goodwill, end of period	$512,184	$37,320	$549,504

During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of Wright Express Prepaid Australia. On September 30, 2012, the Company recorded an estimated goodwill impairment loss of $16,171 related to the purchase of Wright Express Prepaid Australia. The Company used a discounted cash flow model of the projected earnings of Wright Express Prepaid Australia, which is a level 3 fair value measurement, to determine the amount of goodwill impairment. This amount was finalized during the fourth quarter of 2012. During the fourth quarter of 2012, the Company recorded a goodwill impairment loss of $1,337, which is a level 3 fair value measurement, related to the purchase of Financial Automation Limited, acquired in August of 2008.

The changes in intangible assets during the period January 1 to December 31, 2012, were as follows:

	Net Carrying Amount, Beginning of Period	Acquisition	Purchase Price Adjustment	Amortization	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software	$19,034	56,953	—	(4,745)	(372)	70,870
Customer relationships	75,827	91,171	—	(18,023)	1,701	150,676
Patent	2,766	—	—	(349)	(52)	2,365
Trade name	1,600	6,672	(600)	(351)	33	7,354

Indefinite-lived intangible assets
Trademarks, trade names and brand names	10,429	—	—	—	116	10,545

Total	$109,656	$154,796	(600)	(23,468)	1,426	241,810

WEX INC.

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

The Company expects amortization expense related to the definite-lived intangible assets above as follows: $33,857 for 2013; $32,403 for 2014; $29,498 for 2015; $25,443 for 2016 and $21,784 for 2017.

Other intangible assets consist of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets
Acquired software	$86,054	$(15,184)	$70,870	$28,867	$(9,833)	$19,034
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	202,447	(51,771)	150,676	109,772	(33,945)	75,827
Patent	3,430	(1,065)	2,365	3,365	(599)	2,766
Trade name	7,774	(420)	7,354	1,700	(100)	1,600

	$299,805	$(68,540)	231,265	$143,804	$(44,577)	99,227

Indefinite-lived intangible assets
Trademarks, trade names and brand names			10,545			10,429

Total			$241,810			$109,656

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

8.    Accounts Payable

Accounts payable consists of:

	December 31,
	2012	2011

Merchants payable	$500,723	$388,129
Other payables	27,115	21,097

Total accounts payable	$527,838	$409,226

9.    Deposits and Borrowed Federal Funds

The following table presents information about deposits:

	December 31,
	2012	2011

Certificates of deposit with maturities within 1 year	$441,100	$490,929
Certificates of deposit with maturities greater than 1 year and less than 5 years	48,343	89,260
Interest-bearing money market deposits	123,614	103,072
Negotiable order of withdrawal deposits	261,126	—
Non-interest bearing deposits	16,162	10,393

Total deposits	$890,345	$693,654

Weighted average cost of funds on certificates of deposit outstanding	0.57%	0.68%
Weighted average cost of interest-bearing money market deposits	0.39%	0.69%
Weighted average cost of negotiable order of withdrawal deposits	—	—

WEX Bank has issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.26 percent to 1.15 percent as of December 31, 2012. WEX Bank may issue certificates of deposit without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2012, certificates of deposit were in denominations of $250 or less.

The Company requires non-interest bearing deposits for certain customers as collateral for credit that has been extended.

The Company also had federal funds lines-of-credit totaling $140,000 at December 31, 2012, and December 31, 2011. There was $48,400 in outstanding borrowings against these lines-of-credit at December 31, 2012 and $6,900 in outstanding borrowings against these lines-of-credit at December 31, 2011. The average rate on the outstanding borrowings under lines-of-credit was 0.375 percent at December 31, 2012.

Interest-bearing money market deposits are issued in denominations of $250 or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

at any time, although notification may be required and monthly number of transactions is limited. As of December 31, 2012, the weighted average interest rate on interest-bearing money market deposits was 0.39 percent.

On January 11, 2012, the Company entered into an agreement with Higher One, Inc. (“Higher One”), a technology and payment services company focused on higher education, to offer negotiable order of withdrawal (“NOW”) accounts to a portion of Higher One’s customers. Higher One will provide processing and other administrative services while the Company, through its bank subsidiary WEX Bank (formerly Wright Express Financial Services Corporation), will establish and maintain the NOW accounts. During the second and third quarters of 2012, the Company received non-interest bearing NOW account deposits. As of December 31, 2012, the Company has $261,126 of non-interest bearing NOW account deposits outstanding.

The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2012	2011	2010

Average interest rate:
Deposits	0.65%	0.81%	1.04%
Borrowed federal funds	0.42%	0.44%	0.48%
Negotiable order of withdrawal deposits	—	—	—
Interest-bearing money market deposits	0.49%	0.55%	0.58%

Average deposits and borrowed federal funds balance	$888,135	$695,765	$527,345

10.    Derivative Instruments

Fuel Price Derivatives

Derivatives Not Designated as Hedging Instruments-Fuel Price Derivatives

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.

As of December 31, 2012, the Company had the following put and call option contracts which settle on a monthly basis which do not have formal hedging designations:

Aggregate Notional Amount (gallons) (a)

Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2013 – June 2014	35,752

Fuel price derivative instruments – diesel
Put and call option contracts settling January 2013 – June 2014	16,063

Total fuel price derivative instruments	51,815

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

Derivatives Designated as Hedging Instruments - Interest Rate Swaps

In September 2010, the Company entered into an interest rate swap arrangement for $150,000. These interest rate swap arrangements were designated as cash flow hedges intended to reduce a portion of the variability of the future interest payments on the Company’s borrowings under its credit agreement. The interest rate swap expired in March of 2012.

The following table presents information about the Company’s interest rate swap arrangements:

	December 31,
	2012			2011
	Weighted- Average Base Rate	Aggregate Notional	Fair Value	Weighted- Average Base Rate	Aggregate Notional	Fair Value

September 2010 Swap	—	$—	$—	0.56%	$150,000	$(95)
Total	—	$—	$—	0.56%	$150,000	$(95)

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table presents information on the location and amounts of derivative fair values in the consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Interest rate contracts	Other assets	$—	Other assets	$ —	Accrued expenses	$ —	Accrued expenses	$95

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	410	Fuel price derivatives, at fair value	1,729	Fuel price derivatives, at fair value	415
Total derivatives		$—		$410		$1,729		$510

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(b)
	For the period ended December 31,			For the period ended December 31,			For the period ended December 31,
	2012	2011		2012	2011		2012	2011

Interest rate contracts	$60	$308	Financing interest expense	$ (109)	$ (830)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the period ended December 31,
		2012	2011

Commodity contracts	Net realized and unrealized (losses) gains on fuel price derivatives	$(12,365)	$(11,869)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $35 in 2012 and $179 in 2011.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

For the Company’s North America operations, the Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2014. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.

The following table presents information about the Options:

			December 31,
			2012		2011
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value	Aggregate Notional Amount (gallons)	Fair Value

Fuel price derivative instruments – unleaded fuel

Options settling October 2013 – June 2014	$2.485	$2.545	6,269	$(514)	—	$—
Options settling July 2013 – March 2014	$2.633	$2.693	4,643	308	—	—
Options settling April 2013 – December 2013	$2.670	$2.730	10,436	(398)	—	—
Options settling January 2013 – September 2013	$2.843	$3.903	7,291	457	—	—
Options settling October 2012 – June 2013	$2.540	$2.600	4,803	(1,161)	6,857	280
Options settling July 2012 – March 2013	$2.605	$2.665	2,310	(314)	7,108	573
Options settling April 2012 – December 2012	$2.932	$2.992	—	—	7,666	2,437
Options settling January 2012 – September 2012	$2.608	$2.668	—	—	7,816	(407)
Options settling October 2011 – June 2012	$2.247	$2.307	—	—	4,573	(1,893)
Options settling July 2011 – March 2012	$2.176	$2.236	—	—	2,190	(970)

Total fuel price derivative instruments – unleaded fuel			35,752	$(1,622)	36,210	$20

Fuel price derivative instruments – diesel

Options settling October 2013 – June 2014	$3.713	$3.773	2,816	$(224)	—	$—
Options settling July 2013 – March 2014	$3.878	$3.938	2,086	108	—	—
Options settling April 2013 – December 2013	$3.823	$3.883	4,689	(162)	—	—
Options settling January 2013 – September 2013	$3.990	$4.050	3,276	363	—	—
Options settling October 2012 – June 2013	$3.835	$3.895	2,158	(89)	3,081	413
Options settling July 2012 – March 2013	$3.792	$3.852	1,038	(103)	3,193	134
Options settling April 2012 – December 2012	$4.061	$4.121	—	—	3,444	1,093
Options settling January 2012 – September 2012	$3.695	$3.755	—	—	3,511	(238)
Options settling October 2011 – June 2012	$3.293	$3.353	—	—	2,055	(927)
Options settling July 2011 – March 2012	$3.239	$3.299	—	—	984	(500)

Total fuel price derivative instruments – diesel			16,063	$(107)	16,268	(25)

Total fuel price derivative instruments			51,815	$(1,729)	52,478	(5)

(a)

The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized gains (losses) on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2012	2011	2010

Realized (losses) gains	$(10,641)	$(22,741)	$9,785
Unrealized gains (losses)	(1,724)	10,872	(17,029)

Net realized and unrealized (losses) gains on derivative instruments	$(12,365)	$(11,869)	$(7,244)

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

On July 25, 2010, the Company entered into a $75,000 term credit facility (“2010 term loan”). The rate on the 2010 term loan was 250 basis points above LIBOR. In connection with the 2010 term loan, the Company paid loan origination fees of $2,269. The agreement did not change any of the Company’s existing financial covenants.

The 2007 Revolver and the 2010 term loan were refinanced in 2011 as described below.

2011 Credit Agreement

On May 23, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The 2011 Credit Agreement was secured by pledges of the stock of the Company’s foreign subsidiaries. The 2011 Credit Agreement provided for a five-year $200,000 amortizing term loan facility and a five-year $700,000 revolving credit facility with a $100,000 sub-limit for letters of credit and a $20,000 sub-limit for swingline loans. Term loan payments in the amount of $2,500 per quarter began on June 30, 2011, and are scheduled to continue on the last day of each September, December, March and June thereafter, through and including March 31, 2016. On the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 is due.

As of December 31, 2012, the Company had $621,000 of loans outstanding under the 2011 Credit Agreement (including $182,500 under the term loan and $438,500 under the revolving credit facility). As of December 31, 2012, the Company has posted approximately $2,350 letters of credit as collateral for fuel

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

derivatives and lease agreements. Accordingly, at December 31, 2012, the Company had $264,150 of availability under the 2011 Credit Agreement, subject to the covenants as described below. The Company capitalized approximately $6,200 in loan origination fees in association with this borrowing and wrote-off approximately $700 of previous issuance costs in the second quarter of 2011.

Proceeds from the 2011 Credit Agreement were used to refinance the Company’s existing indebtedness under its 2007 Revolver, and its existing indebtedness under its 2010 term loan. The 2011 Credit Agreement was available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.

Amounts outstanding under the 2011 Credit Agreement bore interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the 2011 Credit Agreement mature on May 23, 2016, unless extended pursuant to the terms of the 2011 Credit Agreement. As of December 31, 2012, the interest rate for the borrowings under the 2011 Credit Agreement was 1.81 percent.

The following table presents information about the outstanding borrowings:

	December 31,
	2012	2011

Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$592,500	$267,500
Outstanding balance on revolving line-of-credit with interest based on the prime rate	28,500	27,800

Total outstanding balance on revolving line-of-credit facility and term loan	$621,000	$295,300

Weighted average rate based on LIBOR (including impact of interest rate swaps)	1.71%	1.99%
Rate based on the prime rate	3.75%	3.68%

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Financing Interest

The following table presents the components of financing interest expense:

	Year ended December 31,
	2012	2011	2010
2007 Revolver:
Interest expense based on LIBOR	$—	$1,084	$1,621
Interest expense based on the prime rate	—	270	470
Fees	—	100	324
Amortization of loan origination fees	—	249	628
	$—	$1,703	$3,043

$75 Million 2010 Term Loan:
Interest expense based on LIBOR	$—	$911	$741
Amortization of loan origination fees	—	863	748
	$—	$1,774	$1,489
2011 Credit Agreement

$700 Million Revolver:
Interest expense based on LIBOR	$3,103	$1,758	$—
Interest expense based on the prime rate	1,083	566	—
Fees	1,369	1,047	—
Amortization of loan origination fees	1,100	667	—

$200 Million Term Loan:
Interest expense based on LIBOR	3,339	2,330	—
Amortization of loan origination fees	297	208	—
	$10,291	$6,576	$—

Realized losses on interest rate swaps (Note 10)	$109	$830	$663
Dividends on preferred stock (Note 12)	—	—	40
Other	33	793	79

Total financing interest expense	$10,433	$11,676	$5,314

Average interest rate (including impact of interest rate swaps):
Based on LIBOR	1.79%	1.91%	1.33%
Based on prime	3.75%	3.68%	3.25%

Average debt balance at LIBOR	$366,387	$362,014	$228,370
Average debt balance at prime	$28,885	$22,615	$18,390

Debt Covenants

The 2011 Credit Agreement contains various financial covenants requiring the Company to maintain certain financial ratios. In addition, the 2011 Credit Agreement contains various customary restrictive covenants that limit the Company’s ability to pay dividends, sell or transfer all or substantially all of its property or assets, incur more indebtedness or make guarantees, grant or incur liens on its assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions, enter into sales or leasebacks or change its accounting policies or reporting practices. WEX Bank is not subject to certain of these restrictions.

Other

As of December 31, 2012, WEX Bank pledged approximately $544,289 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings. WEX Bank has a line of credit through

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $321,130 as of December 31, 2012. As of December 31, 2012, WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window.

Subsequent to the acquisition of UNIK, UNIK paid approximately $19,600 of UNIK’s existing financing debt. As of December 31, 2012, UNIK has approximately $10,500 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.

In January 2013, the Company entered into an Amended and Restated Credit Agreement and completed a $400,000 note offering. See Note 22. Subsequent Event.

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

13.  Income Taxes

Income before income taxes consisted of the following:

	Year ended December 31,
	2012	2011	2010

United States	$224,029	$224,448	$153,958
Foreign	(17,846)	(15,843)	(8,876)

Total	$206,183	$208,605	$145,082

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total

2012
Current	$48,632	$3,460	$18,681	$70,773
Deferred	$22,560	$(1,301)	$17,442	$38,701

2011
Current	$43,886	$6,697	$1,050	$51,633
Deferred	$25,875	$299	$(2,824)	$23,350

2010
Current	$31,811	$4,916	$(886)	$35,841
Deferred	$19,723	$960	$929	$21,612

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	1.0	1.2	4.0
Foreign income tax rate differential	16.8	—	—
Revaluation of deferred tax assets for tax rate changes and blending differences, net	(0.5)	—	—
Other	0.8	(0.3)	0.6

Effective tax rate	53.1%	35.9%	39.6%

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2012	2011

Deferred assets related to:
Reserve for credit losses	$4,935	$4,346
Foreign tax credit	2,862	1,603
Stock-based compensation, net	10,304	7,872
Net operating loss carry forwards	8,894	3,443
Other assets	3,375	3,954
Derivatives	—	2
Intangibles, primarily goodwill	107,207	133,394

	137,577	154,614

Deferred tax liabilities related to:
Derivatives	194	—
Other assets	1,299	190
Property, equipment and capitalized software	8,430	10,900
Foreign intangibles	27,179

	37,102	11,090

Valuation allowance on net operating loss carryfowards	347	—

Deferred income taxes, net	$100,128	$143,524

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Net deferred tax assets by jurisdiction are as follows:

	December 31,
	2012	2011

United States	$118,535	$138,001
Australia	(13,053)	5,354
New Zealand	48	105
The Netherlands	73	64
United Kingdom	(2,337)	—
Brazil	(3,138)	—

Total	$100,128	$143,524

The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet.

The Company’s primary tax jurisdictions are the United States and Australia. The Company had approximately $462,396 of state and $22,183 of foreign net operating loss carry forwards at December 31, 2012 and approximately $394,899 of state and $6,504 of foreign net operating loss carry forwards at December 31, 2011. These U.S. losses expire at various times through 2030. Foreign losses in Brazil and the U.K. have indefinite carry forward periods. A valuation allowance in the amount of $347 was established through purchase accounting for acquired net operating losses of CorporatePay Limited, as the Company believes that it is not more likely than not the losses will be utilized. No valuation allowances have been established for all other deferred assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1,756 at December 31, 2012, and $5,991 at December 31, 2011. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.

The Company files a consolidated federal income tax return in the United States, as well as consolidated and separate income tax returns in various states. The Company also files consolidated and separate income tax returns in various non-U.S. jurisdictions. In the normal course of business, the Company is no longer subject to income tax examination for the years prior to 2009. The Company is currently being audited for its Australian return for the tax years 2007 through 2009.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2012	2011	2010

Beginning balance	$6,059	$—	$—
Increases related to prior year tax position	117	6,059	—
Decreases related to prior year tax positions	—	—	—
Increased related to current year tax positions	—	—	—
Settlements	—	—	—
Lapse of statute	—	—	—

Ending balance	$6,176	$6,059	$—

At December 31, 2012, the Company had $7,489 of net unrecognized tax benefits. If recognized, $7,489 would reduce the Company’s effective tax rate. The Company does not anticipate settling any unrecognized tax benefit within the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,313 as of December 31, 2012, and $500 as of December 31, 2011 for penalties and interest related to uncertain tax positions. As of December 31, 2010, the Company has no uncertain tax positions subject to penalties and interest.

On June 29, 2012, tax legislation was enacted in Australia that affected the tax deductibility of certain intangible assets acquired as part of the 2010 acquisition of Wright Express Australia. The Company performed a review of the legislation to determine which of these intangible assets would be impacted. Based upon this review the Company recorded a tax charge of $31,432 in June of 2012 to reflect these impacts. The Company wrote-off an associated refund claim payable to the former shareholder of RD Card Holding Australia for $9,750, included in non-operating income. This payable was contingent on the receipt of the tax refunds generated by tax deductions associated with the amortization of above mentioned intangible assets.

During 2012 the Company recorded an impairment charge related to goodwill in the amount of $17,508. This charge did not result in any tax provision benefit. Also the Company recorded a tax charge of approximately $2,400 due to the impact of a retroactive tax legislation enacted on September 8, 2012, in Australia. This legislation impacted the potential deductibility of intercompany interest expense allowable in past and future tax years and hence resulted in a discrete charge in our recorded tax expense in the current year and a higher Australian effective tax rate in future periods.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes in estimated blended tax rates are recorded in the income statement as changes in amounts due under tax receivable agreement.

Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006, by and among Cendant Corporation (now known as Avis Budget Group, Inc. or “Avis”), Realogy Corporation (“Realogy”), Wyndham Worldwide Corporation (“Wyndham”) and Travelport Inc., Realogy acquired from Cendant the right to receive 62.5 percent of the payments by WEX Inc. to Cendant and Wyndham acquired from Cendant the right to receive 37.5 percent of the payments by WEX Inc. to Cendant under the 2005 Tax Receivable Agreement.

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

For each year presented, there had been reassessment of the blended tax rates that are projected into the future. The net future benefits increased, which increased the associated liability to Wyndham, resulting in a $2,089, $714 and $214 charge to non-operating expense for the years ended December 31, 2012, 2011 and 2010, respectively.

15.  Employee Benefit Plans

The Company sponsors a 401(k) retirement and savings plan. Employees are eligible to participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in this plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue this plan at any time. Contributions to the plan are voluntary. The Company contributed $2,295, $2,094 and $1,921 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $2,921 at December 31, 2012, and $2,218 at December 31, 2011. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $2,921 at December 31, 2012, and $2,218 at December 31, 2011. Such amounts are included in other assets on the consolidated balance sheet.

16.  Fair Value

The Company holds mortgage-backed and other asset-backed securities, fixed income and equity securities, derivatives and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such

WEX INC.

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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2012:

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$1,839	$—	$1,839	$—
Asset-backed securities	1,654	—	1,654	—
Municipal bonds	641	—	641	—
Equity securities	12,216	12,216	—	—

Total available-for-sale securities	$16,350	$12,216	$4,134	$—

Executive deferred compensation plan trust (a)	$2,921	$2,921	$—	$—

Liabilities:

Fuel price derivatives – unleaded fuel (b)	$1,622	$—	$1,622	$—

Fuel price derivatives – diesel (b)	107	—	—	107

Total fuel price derivatives	$1,729	$—	$1,622	$107

Contingent consideration	$313	—	—	$313

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

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

The following table presents a reconciliation of the beginning and ending balances for assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$(9,325)	$(25)
Total gains or (losses) – realized/unrealized
Included in earnings (a)(b)	1,517	(82)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	7,495	—
Transfers in/(out) of Level 3	—	—

Ending balance	$(313)	$(107)

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(a)	Gain and losses on the change of estimate on the contingent consideration are included in other expense.
(b)

Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2012, are reported in net realized and unrealized gain and (losses) on fuel price derivatives on the consolidated statements of income.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

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

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$107	Option model	Future retail price of diesel fuel after December 31, 2012	$3.71 – 4.05

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the first quarter of 2013 through the second quarter of 2014. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

Contingent consideration

The Company has classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period.

The Company has classified its liability for contingent consideration related to its acquisition of rapid! PayCard within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of rapid! PayCard over a twelve month period.

17.  Redeemable noncontrolling interest

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. Redeemable noncontrolling interest is measured at fair value at the date of acquisition. The redeemable noncontrolling interest is reported on the Company’s consolidated balance sheets as “Redeemable noncontrolling interest”.

A reconciliation of redeemable noncontrolling interests for the year December 31, 2012 and 2011, is as follows:

2012

Balance, beginning of period	$—
Acquisition of subsidiary at fair value	21,904
Net loss attributable to noncontrolling interest	(213)
Currency translation adjustment	(29)

Ending balance	$21,662

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

18.  Commitments and Contingencies

Litigation

The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Extension of Credit to Customers

The Company had aggregate commitments of approximately $4,665,000 at December 31, 2012, and $4,114,000 at December 31, 2011, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time. These amounts are not recorded on the consolidated balance sheet.

Operating Leases

The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $5,601 for the year ended December 31, 2012, $4,794 for the year ended December 31, 2011 and $3,583 for the year ended December 31, 2010. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $6,959 for the year ended December 31, 2012, $5,342 for the year ended December 31, 2011, and $3,164 for the year ended December 31, 2010. These amounts were included in technology leasing and support on the consolidated statements of income.

Future minimum lease payments under non-cancelable operating leases are as follows:

Payment
2013	$7,657
2014	6,552
2015	5,804
2016	3,239
2017	2,640
2018 and thereafter	3,054

Total	$28,946

19.  Cash and Dividend Restrictions

Cash

WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2102 and 2011 was $26,246 and $0, respectively.

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Dividends

The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, the Company may pay no more than $25,000 per annum for restricted payments, including dividends.

Dividends paid by WEX Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $5,250 and its capital surplus exceeds 100 percent of capital stock.

Under FDIC regulations, WEX Bank may not pay any dividend if, following the payment of the dividend, WEX Bank would be “undercapitalized,” as defined under the Federal Deposit Insurance Act and applicable regulations. The FDIC also has the authority to prohibit WEX Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of WEX Bank, could include the payment of dividends.

WEX Bank complied with the aforementioned dividend restrictions for the years ended December 31, 2012, 2011, and 2010.

20.  Stock-Based Compensation

In April of 2010, the Company adopted the Wright Express Corporation 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. The Plan, which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,800 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2012, the Company had four stock-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $11,016 for 2012, $9,367 for 2011, and $7,425 for 2010.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

A summary of the status of the Company’s RSUs as of December 31, 2012, and changes during the year then ended is presented below:

	Units	Weighted- Average Grant- Date Fair Value
Restricted Stock Units
Balance at January 1, 2012	204	$32.25
Granted	140	$55.76
Vested – shares issued	(104)	$30.58
Vested – shares deferred (a)	(4)	$26.57
Forfeited	(3)	$50.15
Withheld for taxes (b)	(48)	$31.23

Balance at December 31, 2012	185	$51.08

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

As of December 31, 2012, there was $4,743 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total grant-date fair value of shares granted was $7,830 during 2012, $4,107 during 2011, and $2,777 during 2010. The total fair value of shares vested (issued) was $6,347 during 2012, $5,435 during 2011, and $3,136 during 2010.

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

A summary of the status of the Company’s DSUs as of December 31, 2012, and changes during the year is presented below:

	Units	Weighted- Average Grant-Date Fair Value

Deferred Stock Units
Balance at January 1, 2012	84	$24.70
Awards	1	$63.32
Converted from RSUs	4	$26.57

Balance at December 31, 2012	89	$25.16

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and it is expensed at that time. The total fair value of shares granted and vested was $150 during 2012, $173 during 2011, and $331 during 2010.

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

A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2012, and changes during the year then ended is presented below:

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average Grant-Date Fair Value

Performance Based Restricted Stock Units
Balance at January 1, 2012	110	221	440	$37.76
Granted	34	67	134	$64.34
Forfeited	(5)	(11)	(21)	$49.05
Cancelled	(33)	(66)	(131)	$51.41

Balance at December 31, 2012	106	211	422	$41.39

The range of unrecognized compensation cost related to the awards is from $1,178 at threshold (50 percent below targeted performance), $2,356 at target (100 percent of targeted performance) and up to $4,713 at maximum (200 percent of targeted performance), as of December 31, 2012, depending whether certain performance conditions are met. The total grant-date fair value of shares granted at target was $4,308 during 2012, $4,157 during 2011, and $4,929 during 2010. The total grant-date fair value of shares vested was $1,382 during 2012, $327 during 2011, and $0 during 2010.

Stock Options

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

The table below summarizes the assumptions used to calculate the fair value:

March 3, 2010
Weighted average expected life (in years)	6.00
Weighted average exercise price	$30.06
Weighted average volatility	46.00%
Weighted average risk-free rate	2.70%
Weighted average dividend yield	0.00%
Weighted average fair value	$14.15

The stock options granted under the plan related to the Company’s employees consisted of:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2012	353	$19.72
Granted	—	—
Exercised	(234)	$19.76
Forfeited or expired	—	—

Outstanding at December 31, 2012	119	$19.65	4.5	$6,641
Exercisable on December 31, 2012	75	$13.59	4.2	$4,655
Vested and expected to vest at December 31, 2012	119	$19.65	4.5	$6,641

The total intrinsic value of options exercised during the years ended December 31, 2012, December 31, 2011 and 2010 was $10,555, $7,829 and $3,592, respectively. No options have been granted since March of 2010.

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

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

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

The following table presents the Company’s reportable segment results for the years ended December 31, 2012, 2011 and 2010:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Year ended December 31, 2012
Fleet Payment Solutions	$470,591	$3,377	$23,721	$75,404	$128,259
Other Payment Solutions	152,560	1,613	1,663	17,752	30,265

Total	$623,151	$4,990	$25,384	$93,156	$158,524

Year ended December 31, 2011
Fleet Payment Solutions	$436,704	$4,488	$21,331	$62,913	$112,668
Other Payment Solutions	116,372	965	1,626	16,155	29,124
Total	$553,076	$5,453	$22,957	$79,068	$141,792

Year ended December 31, 2010
Fleet Payment Solutions	$329,239	$4,494	$17,982	$57,154	$92,499
Other Payment Solutions	61,167	876	635	9,146	14,802

Total	$390,406	$5,370	$18,617	$66,300	$107,301

The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2012	2011	2010

Total adjusted net income WEX Inc.	$158,524	$141,792	$107,301
Unrealized gains (losses) on derivative instruments	(1,724)	10,872	(17,029)
Amortization of acquired intangible assets	(23,468)	(22,412)	(11,276)
Goodwill impairment	(17,508)	—	—
Change in tax refund due to former shareholders of RD Card Holdings Australia	9,750	—	—
Non-cash adjustments related to tax receivable agreement	(2,089)	(715)	(214)
Write-off and other charges related to Fleet One acquisition	(10,550)	—	—
Net earnings attributable to noncontrolling interest	305	—	—
Tax impact	(16,318)	4,085	8,847

Net earnings attributable to WEX Inc.	$96,922	$133,622	$87,629

WEX INC.

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

Geographic Data

	Year ended December 31,
	2012	2011	2010

Total revenues:
United States	$541,404	$482,536	$368,922
International	81,747	70,540	21,484
Total revenues	$623,151	$553,076	$390,406

Goodwill:
United States	$589,726	$325,647	$313,853
International	254,559	223,857	223,202

Total goodwill	$844,285	$549,504	$537,055

Other intangible assets, net
United States	$135,386	$29,204	$23,564
International	106,424	80,452	101,163

Total other intangibles assets, net	$241,810	$109,656	$124,727

22.  Subsequent Event

On January 18, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, Wright Express Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower (“Card Holdings Australia”, and, together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (“Bank of America”), and the other lenders party thereto (the “Lenders”). The 2013 Credit Agreement provides for a five-year $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit and a $20,000 sub-limit for swingline loans. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300,000 in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100,000.

The 2013 Credit Agreement amends, restates and substitutes for the 2011 Credit Agreement, dated as of May 23, 2011 (the “2011 Credit Agreement”), among the Company, Card Holdings Australia, Bank of America, as administrative agent, the joint lead arrangers and other agents named therein, and a syndicate of lenders. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185,000 to $300,000 and increases the amount of the revolving loan from $700,000 to $800,000. A portion of the indebtedness owing under the 2013 Credit Agreement is the same indebtedness as formerly evidenced by the 2011 Credit Agreement.

On January 30, 2013, the Company, completed a $400,000 offering in aggregate principal amount of 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement to “qualified institutional buyers” as

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 (the “Indenture”) among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.750 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

The Notes are guaranteed on a senior unsecured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guarantees the Company’s 2013 Credit Agreement, which, as of the issue date, consist of four of the Company’s restricted subsidiaries. Certain of the guarantees by these subsidiaries are expected to be released after the issue date. WEX Bank, which represents a substantial amount of the Company’s operations, is not a guarantor and is not be subject to many of the restrictive covenants in the indenture governing the Notes.

The Notes and guarantees described above are general senior unsecured obligations ranking equally with the Company’s existing and future senior debt, senior in right of payment to all of the Company’s subordinated debt, and effectively junior in right of payment to all of the Company’s existing and future secured debt, including the Company’s 2013 Credit Agreement, to the extent of the value of the collateral securing such debt. In addition, the Notes and the guarantees are structurally subordinated to all liabilities of the Company’s subsidiaries that are not guarantors, including WEX Bank.

At any time on or after February 1, 2018, the Company may redeem the Notes, in whole or in part, at any time at the following redemption prices (expressed as a percentage of principal amount of the Notes) if redeemed during the twelve month period beginning on February 1 of the following years: (i) 102.375 percent in 2018, (ii) 101.583 percent in 2019, (iii) 100.792 percent in 2020, and (iv) 100.0 percent in 2021 and thereafter; plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to February 1, 2018, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.0 percent of the principal amount of such Notes redeemed plus a “make-whole” premium (as described in the Indenture), together with any accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In addition, at any time prior to February 1, 2016, the Company may, subject to certain conditions, redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 104.75 percent of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon the occurrence of a change of control of the Company (as described in the Indenture), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries; (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade (which is not currently the case), which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the

WEX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.

Under the terms of the 2013 Credit Agreement, the $800,000 secured revolving credit facility was reduced to $700,000 as a result of the $400,000 Notes offering.

The Company used the net proceeds of this offering to repay the outstanding amount under the revolving portion of its 2013 Credit Agreement and to pay related fees and expenses and for general corporate purposes.

23.  Quarterly Financial Results (Unaudited)

Summarized quarterly results for the years ended December 31, 2012 and 2011, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31

2012
Total revenues	$140,122	$153,064	$160,967	$168,998
Operating income	$57,963	$62,880	$51,277	$49,499
Net income	$23,236	$30,335	$14,298	$29,053
Earnings per share:
Basic	$0.60	$0.78	$0.37	$0.75
Diluted	$0.59	$0.78	$0.37	$0.74

2011
Total revenues	$120,090	$141,272	$151,878	$139,836
Operating income	$46,172	$61,175	$65,244	$60,733
Net income	$12,115	$40,615	$48,100	$32,792
Earnings per share:
Basic	$0.31	$1.05	$1.24	$0.85
Diluted	$0.31	$1.04	$1.23	$0.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

WEX Inc.’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2012.

Management excluded from its assessment the internal control over financial reporting at CorporatePay, which was acquired on May 11, 2012, UNIK S.A., which was acquired on August 30, 2012 and Fleet One, which was acquired on October 4, 2012, and whose financial statements constitute, collectively, 5 percent of total assets and 4 percent of revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.

South Portland, Maine

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at CorporatePay, which was acquired on May 11, 2012, UNIK S.A., which was acquired on August 30, 2012 and Fleet One, which was acquired on October 4, 2012, and whose financial statements constitute, collectively, 5 % of total assets and 4 % of revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Corporate Pay, UNIK S.A. and Fleet One. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, MA

February 28, 2013

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.

Website Availability of Corporate Governance and Other Documents

The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) the Code of Business Conduct and Ethics for Directors, (2) the Code of Ethics for Chief Executive and Senior Financial Officers, (3) the Company’s Corporate Governance Guidelines and (4) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 97 Darling Avenue, South Portland, Maine USA 04106. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of the documents referenced in (1) and (2) above.

ITEM 11. EXECUTIVE COMPENSATION

See the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the information in the Company’s proxy statement for the 2013 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See the section of the Company’s proxy statement for the 2013 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements (see Index to Financial Statements on page 46).

Exhibit No.	Description

2.1	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation[1] (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

4.2	Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

10.2	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3	Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.4	Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.5	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6	Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

[1]	On October 25, 2012, Wright Express Corporation changed its name to WEX Inc. and on October 24, 2012, Wright Express Financial Services Corporation changed its name to WEX Bank.

Exhibit No.	Description

10.7	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8	Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

10.9	Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.10	Credit Agreement, dated as of May 23, 2011, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.11	Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.12	Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.13	Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.14	Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

* 10.15	Reaffirmation Agreement, dated as of January 18, 2013, among WEX INC., Wright Express Card Holdings Australia PTY LTD., and certain guarantors and Bank of America, N.A., as Administrative Agent

* 10.16	Amended and Restated Credit Agreement, dated as of January 18, 2013, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto Merrill Lynch, Pierce Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, SunTrust Bank, and Wells Fargo Bank, National Association as co-syndication agents, RBS Citizens, N.A., KeyBank National Association, and Bank of Montreal, as co-documentation agents, and the other lenders party thereto

† 10.17	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

† 10.18	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.19	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.20	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.21	2010 Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

Exhibit No.	Description

† 10.22	2010 Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

† 10.23	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.24	2011 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.25	2011 Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.26	2012 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.27	2012 Corporate Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.28	2012 International Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.29	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.30	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.31	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.32	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.33	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.34	Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.35	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.36	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.37	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.38	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.39	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

Exhibit No.	Description

† 10.40	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.41	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.42	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.43	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.44	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.45	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.46	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.47	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.48	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.49	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.50	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.51	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.52	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.53	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.54	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.55	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

Exhibit No.	Description

10.56	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.57	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.58	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.60	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.61	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.62	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.63	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.64	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.65	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.66	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.67	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.68	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.69	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.70	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.71	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

Exhibit No.	Description

10.72	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.73	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.74	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.75	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.76	ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.77	Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.78	Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this report.
**	Portions of Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 28, 2013	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2013	/s/ Michael E. Dubyak
Michael E. Dubyak
President, Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)

February 28, 2013	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

February 28, 2013	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

February 28, 2013	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 28, 2013	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

February 28, 2013	/s/ George L. McTavish
George L. McTavish
Director

February 28, 2013	/s/ Kirk Pond
Kirk Pond
Director

February 28, 2013	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 28, 2013	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation[1] (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2	Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

4.2	Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

10.2	Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3	Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.4	Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 7, 2009, File No. 001-32426)

10.5	Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6	Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.7	Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8	Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

[1]	On October 25, 2012, Wright Express Corporation changed its name to WEX Inc. and on October 24, 2012, Wright Express Financial Services Corporation changed its name to WEX Bank.

Exhibit No.	Description

10.9	Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.10	Credit Agreement, dated as of May 23, 2011, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.11	Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.12	Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.13	Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.14	Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

* 10.15	Reaffirmation Agreement, dated as of January 18, 2013, among WEX INC., Wright Express Card Holdings Australia PTY LTD., and certain guarantors and Bank of America, N.A., as Administrative Agent

* 10.16	Amended and Restated Credit Agreement, dated as of January 18, 2013, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto Merrill Lynch, Pierce Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, SunTrust Bank, and Wells Fargo Bank, National Association as co-syndication agents, RBS Citizens, N.A., KeyBank National Association, and Bank of Montreal, as co-documentation agents, and the other lenders party thereto

† 10.17	Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

† 10.18	Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.19	Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.20	Amended and Restated Wright Express Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.21	2010 Amended and Restated Wright Express Corporation Short Term Incentive Program (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-324426)**

† 10.22	2010 Wright Express Corporation Long Term Incentive Program (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)**

† 10.23	Wright Express Corporation Amended and Restated 2010 Growth Grant Long Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.24	2011 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

Exhibit No.	Description

† 10.25	2011 Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)**

† 10.26	2012 Amended and Restated Wright Express Corporation Short-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.27	2012 Corporate Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.28	2012 International Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2012, File No. 001-32426)**

† 10.29	Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.30	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.31	Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.32	Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.33	Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.34	Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.35	Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.36	Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.37	Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.38	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.39	Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.40	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.41	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

Exhibit No.	Description

† 10.42	Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.43	Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.44	Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.45	Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.46	ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.47	Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.48	ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.49	ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.50	Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.51	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.52	Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.53	ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.54	Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.55	Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.56	Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.57	Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

Exhibit No.	Description

10.58	ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59	Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.60	ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.61	Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.62	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.63	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.64	Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.65	ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.66	Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.67	ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.68	Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.69	ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.70	ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.71	Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.72	The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.73	ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

Exhibit No.	Description

10.74	Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.75	Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.76	ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.77	Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.78	Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 32.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

* 32.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this report.
**	Portions of Exhibit have been omitted pursuant to a request for confidential treatment, which has been granted.
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.