Form 10-Q
period 2013-03-31
WEX Inc.
filed 2013-05-02
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2013
Common Stock, $0.01 par value per share	38,798,775 shares

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements. Any statements in this Quarterly Report that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion and integration efforts and any failure of those efforts; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation liability, or loss of relationships with customers or merchants; the Company’s failure to successfully integrate the businesses it has acquired; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking, derivatives and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and WEX Inc. as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the Securities and Exchange Commission on March 1, 2013. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1.	Financial Statements.

WEX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$349,720	$197,662
Accounts receivable (less reserve for credit losses of $10,797 in 2013 and $11,709 in 2012)	1,781,444	1,555,814
Available-for-sale securities	15,788	16,350
Property, equipment and capitalized software (net of accumulated depreciation of $131,388 in 2013 and $125,659 in 2012)	59,434	60,097
Deferred income taxes, net	91,143	100,128
Goodwill	844,158	844,285
Other intangible assets, net	233,616	241,810
Other assets	105,085	90,538

Total assets	$3,480,388	$3,106,684

Liabilities and Stockholders’ Equity
Accounts payable	$718,121	$527,838
Accrued expenses	63,514	60,532
Income taxes payable	10,978	10,151
Deposits	1,025,621	890,345
Borrowed federal funds	—	48,400
Revolving line-of-credit facilities and term loan	296,250	621,000
Notes outstanding	400,000	—
Amounts due under tax receivable agreement	86,894	86,550
Fuel price derivatives, at fair value	7,611	1,729
Other liabilities	22,601	20,546

Total liabilities	2,631,590	2,267,091
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest ( Note 11)	21,855	21,662
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,817 in 2013 and 42,586 in 2012 shares issued; 38,899 in 2013 and 38,908 in 2012 shares outstanding	428	426
Additional paid-in capital	160,627	162,470
Retained earnings	759,000	730,311
Accumulated other comprehensive income	37,454	37,379
Less treasury stock at cost, 4,007 shares in 2013 and 3,766 shares 2012	(130,566)	(112,655)

Total stockholders’ equity	826,943	817,931

Total liabilities and stockholders’ equity	$3,480,388	$3,106,684

See notes to condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Fleet payment solutions	$126,039	$109,147
Other payment solutions	39,331	30,975

Total revenues	165,370	140,122
Expenses
Salary and other personnel	40,077	28,715
Service fees	23,805	20,308
Provision for credit losses	3,756	5,043
Technology leasing and support	5,485	4,267
Occupancy and equipment	3,805	2,816
Depreciation, amortization and impairment	14,607	11,317
Operating interest expense	1,147	1,111
Cost of hardware and equipment sold	1,074	727
Other	11,084	7,855

Total operating expenses	104,840	82,159

Operating income	60,530	57,963
Financing interest expense	(7,339)	(2,285)
Loss on foreign currency transactions	(232)	(20)
Net realized and unrealized losses on fuel price derivatives	(7,755)	(18,812)

Income before income taxes	45,204	36,846
Income taxes	16,627	13,610

Net income	28,577	23,236
Less: Net loss from noncontrolling interest	(112)	—

Net earnings attributable to WEX Inc.	$28,689	$23,236

Net earnings attributable to WEX Inc. per share:
Basic	$0.74	$0.60
Diluted	$0.73	$0.59
Weighted average common shares outstanding:
Basic	38,888	38,820
Diluted	39,187	39,123

See notes to condensed consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Net earnings attributable to WEX Inc.	$28,689	$23,236
Changes in available-for-sale securities, net of tax effect of $47 in 2013 and $(3) in 2012	(78)	(16)
Changes in interest rate swap, net of tax effect of $— in 2013 and $35 in 2012	—	60
Foreign currency translation	458	8,002

Comprehensive income	29,069	31,282
Less: comprehensive income attributable to noncontrolling interest	193	—

Comprehensive income attributable to WEX Inc.	$28,876	$31,282

See notes to condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Equity
	Shares	Amount
Balance at December 31, 2011	42,252	$423	$146,282	$30,588	$(101,367)	$633,389	$709,315
Stock issued to employees exercising stock options	96	1	1,286	—	—	—	1,287
Tax benefit from employees’ stock option and restricted stock units	—	—	2,244	—	—	—	2,244
Stock issued to employees for vesting of restricted stock units	83	—	—	—	—	—	—
Stock-based compensation	—	—	816	—	—	—	816
Purchase of shares of treasury stock	—	—	—	—	—	—	—
Changes in available-for-sale securities, net of tax effect of $(3)	—	—	—	(16)	—	—	(16)
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	60
Foreign currency translation	—	—	—	8,002	—	—	8,002
Net earnings attributable to WEX Inc.	—	—	—	—	—	23,236	23,236

Balance at March 31, 2012	42,431	$424	$150,628	$38,634	$(101,367)	$656,625	$744,944

Balance at December 31, 2012	42,586	$426	$162,470	$37,379	$(112,655)	$730,311	$817,931
Stock issued to employees exercising stock options	11	—	146	—	—	—	146
Tax benefit from employees’ stock option and restricted stock units	—	—	5,589	—	—	—	5,589
Stock issued to employees for vesting of restricted stock units	220	2	(2)	—	—	—	—
Stock-based compensation	—	—	(7,576)	—	—	—	(7,576)
Purchase of shares of treasury stock	—	—	—	—	(17,911)	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(47)	—	—	—	(78)	—	—	(78)
Foreign currency translation	—	—	—	153	—	—	153
Net earnings attributable to WEX Inc.	—	—	—	—	—	28,689	28,689

Balance at March 31, 2013	42,817	$428	$160,627	$37,454	$(130,566)	$759,000	$826,943

See notes to consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$28,577	$23,236
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	5,882	13,555
Stock-based compensation	2,406	3,424
Depreciation and amortization	15,156	11,667
Deferred taxes	9,021	1,908
Provision for credit losses	3,756	5,043
Loss on disposal of property, plant and equipment	63	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(228,297)	(233,962)
Other assets	(2,971)	(9,864)
Accounts payable	190,068	143,296
Accrued expenses	2,984	(4,041)
Income taxes	776	7,205
Other liabilities	1,145	295

Net cash provided by (used for) operating activities	28,566	(38,238)
Cash flows from investing activities
Purchases of property and equipment	(5,560)	(4,968)
Purchases of available-for-sale securities	(65)	(80)
Maturities of available-for-sale securities	502	347

Net cash used for investing activities	(5,123)	(4,701)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	5,589	2,244
Repurchase of share-based awards to satisfy tax withholdings	(9,985)	(2,608)
Proceeds from stock option exercises	146	1,287
Net change in deposits	135,276	13,085
Net change in borrowed federal funds	(48,400)	40,326
Other financing debt	787	—
Loan origination fee	(12,023)	—
Borrowings on notes outstanding	400,000	—
Net borrowing on 2011 revolving line of credit	(438,500)	(4,400)
Net borrowings on 2011 term loan	(182,500)	—
Borrowings on 2013 term loan	300,000	—
Repayments on 2013 term loan	(3,750)	(2,500)
Purchase of treasury shares	(17,911)	—

Net cash provided by financing activities	128,729	47,434
Effect of exchange rate changes on cash and cash equivalents	(114)	157

Net increase in cash and cash equivalents	152,058	4,652
Cash and cash equivalents, beginning of period	197,662	25,791

Cash and cash equivalents, end of period	$349,720	$30,443

Supplemental cash flow information
Interest paid	$4,351	$3,319
Income taxes paid	$1,226	$2,248
Significant non-cash transaction
Reduction to rapid! – estimated earn out	$—	$839

See notes to condensed consolidated financial statements.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. When used in these notes, the term “Company” means WEX Inc. and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2013, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2013.

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

The Notes outstanding at March 31, 2013, have a carrying value of $400,000 and fair value of $385,500. The fair value is based on market rates for the issuance of debt.

2. New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 10, Comprehensive Income.

3. Business Acquisitions

Acquisition of CorporatePay

On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17,000 (US$27,800 at the time of acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2013, the Company adjusted the acquired liabilities, intangible assets and goodwill acquired. The valuations of tangible and intangible assets have been finalized.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	March 31, 2013	December 31, 2012
Consideration paid (net of cash)	$27,783	$27,783
Less:
Accounts receivable	1,585	1,077
Accounts payable	(629)	(629)
Other tangible liabilities, net	(4,040)	(3,639)
Acquired software(a)	8,233	7,760
Customer relationships(b)	1,614	2,000
Trademarks and trade name(c)	1,453	1,400

Recorded goodwill	$19,567	$19,814

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 6.3 years.
(c)	Weighted average life – 5.3 years.

No pro forma information has been included in these financial statements as the operations of CorporatePay for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

Acquisition of Ownership Interest in UNIK

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK S.A. (“UNIK”), a privately-held provider of payroll cards in Brazil. The Company purchased its interest in UNIK to expand its Other Payment Solution segment. UNIK is a provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.

The investment was consummated through the purchase of newly issued shares of UNIK for approximately R$44,800 (approximately US$22,800). The purchase agreement also includes a potential contingent consideration component based on performance milestones. Although the contingent consideration is not capped, the Company has estimated the amount of the liability, at the time of acquisition, to be approximately R$2,000 (approximately US$1,000). On December 31, 2012, the Company revised the estimate based on current performance milestones to be approximately US$310, which is expected to be paid during the second quarter of 2013. The agreement further provides the Company with a call option which would enable it to acquire the remaining shares at specific times over a three-year period. Additionally, the purchase agreement provides the noncontrolling shares with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Subsequent to the acquisition of UNIK, UNIK paid down approximately US$19,600 of existing financing debt. As of March 31, 2013, UNIK has approximately US$11,395 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.

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

During the fourth quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. These valuations of intangible assets are still based on a preliminary assessment as of March 31, 2013, as the Company is currently reviewing the allocation of intangible assets.

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

The following represents unaudited pro forma operational results as if Fleet One had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years:

$ USD
Three months ended March 31, 2012
Net revenue	$154,032
Net earnings attributable to WEX Inc.	$19,925
Pro forma net income per common share:
Net income per share—basic	$0.51
Net income per share—diluted	$0.51

The pro forma financial information assumes the companies were combined as of January 1, 2012, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012.

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

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of March 31,
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2013
Accounts receivable, trade	$1,729,039	$37,899	$14,025	$11,278	$1,792,241
Percent of total	96.5%	2.1%	0.8%	0.6%

2012
Accounts receivable, trade	$1,521,181	$31,509	$5,443	$7,626	$1,565,759
Percent of total	97.2%	2.0%	0.3%	0.5%

The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$11,709	$11,526
Provision for credit losses	3,756	5,043
Charge-offs	(6,045)	(7,407)
Recoveries of amounts previously charged-off	1,377	1,562

Balance, end of period	$10,797	$10,724

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

5. Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during the first three months of 2013 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, December 31, 2012	$780,061	$81,732	$861,793
Impact of foreign currency translation	644	(524)	120
CorporatePay purchase adjustment	—	(247)	(247)

Gross goodwill, March 31, 2013	780,705	80,961	861,666

Accumulated impairment, December 31, 2012	(1,337)	(16,171)	(17,508)
Impairment charge during period	—	—	—

Accumulated impairment, March 31, 2013	(1,337)	(16,171)	(17,508)

Net goodwill, March 31, 2013	$779,368	$64,790	$844,158

Other Intangible Assets

The changes in other intangible assets during the first three months of 2013 were as follows:

	Net Carrying Amount, December 31, 2012	Acquisition adjustment	Amortization	Impact of foreign currency translation	Net Carrying Amount, March 31, 2013
Definite-lived intangible assets
Acquired software	$70,870	$473	$(2,228)	$(80)	$69,035
Customer relationships	150,676	(386)	(5,872)	162	144,580
Patent	2,365	—	(102)	10	2,273
Trade names	7,354	53	(177)	(76)	7,154
Indefinite-lived intangible assets
Trademarks and trade names	10,545	—	—	29	10,574

Total	$241,810	$140	$(8,379)	$45	$233,616

The Company expects amortization expense related to the definite-lived intangible assets above to be as follows: $25,288 for April 1, 2013 through December 31, 2013; $32,507 for 2014; $29,891 for 2015; $26,125 for 2016; $22,214 for 2017 and $19,040 for 2018.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Other intangible assets consist of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$86,293	$(17,258)	$69,035	$86,054	$(15,184)	$70,870
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	202,506	(57,926)	144,580	202,447	(51,771)	150,676
Patent	3,447	(1,174)	2,273	3,430	(1,065)	2,365
Trade names	7,755	(601)	7,154	7,774	(420)	7,354

	$300,101	$(77,059)	223,042	$299,805	$(68,540)	231,265

Indefinite-lived intangible assets
Trademarks and trade names			10,574			10,545

Total			$233,616			$241,810

6. Earnings per Common Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net earnings attributable to WEX Inc. available for common stockholders Basic and Dilutive	$28,689	$23,236

Weighted average common shares outstanding – Basic	38,888	38,820
Unvested restricted stock units	242	160
Stock options	57	143

Weighted average common shares outstanding – Diluted	39,187	39,123

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

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of March 31, 2013, the Company had no outstanding interest rate swap arrangements.

Derivatives Not Designated as Hedging Instruments

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2013, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel Option contracts settling April 2013 – September 2014	37,038
Fuel price derivative instruments – diesel Option contracts settling April 2013– September 2014	17,010

Total fuel price derivative instruments	54,048

(a)

The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
None

Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	7,611	Fuel price derivatives, at fair value	1,729

Total derivatives		$—		$—		$7,611		$1,729

The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$—	$60	Financing interest expense	$—	$(109)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31,
		2013	2012
Commodity contracts	Net realized and unrealized losses on fuel price derivatives	$(7,755)	$(18,812)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $— in 2013 and $35 in 2012.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

8. Financing Debt

2013 Credit Agreement

On January 18, 2013, the Company entered into an amended and restated credit agreement (the “2013 Credit Agreement”), among the Company and a syndicate of lenders. The 2013 Credit Agreement provides for a five-year amortizing $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300,000 in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100,000.

The 2013 Credit Agreement replaces the 2011Credit Agreement, dated as of May 23, 2011, between the Company and a syndicate of lenders. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700,000. The reduction was required due to the completion of the $400,000, 4.75 percent senior notes due 2023.

A portion of the indebtedness owing under the 2013Credit Agreement is the same indebtedness as formerly evidenced by the 2011 Credit Agreement.

$400 Million Note Offering

On January 30, 2013, the Company completed a $400,000 offering in aggregate principal amount of 4.75 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 (the “Indenture”) among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).

The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

The Notes are guaranteed on a senior unsecured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guarantees the Company’s 2013 Credit Agreement, which, as of the issue date, consist of four of the Company’s restricted subsidiaries. WEX Bank, which represents a substantial amount of the Company’s operations, is not a guarantor and is not subject to many of the restrictive covenants in the indenture governing the Notes.

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

At any time on or after February 1, 2018, the Company may redeem the Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount of the Notes) if redeemed during the twelve month period beginning on February 1 of the following years: (i) 102.375 percent in 2018, (ii) 101.583 percent in 2019, (iii) 100.792 percent in 2020, and (iv) 100.0 percent in 2021 and thereafter; plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption. Prior to February 1, 2018, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.0 percent of the principal amount of such Notes redeemed plus a “make-whole” premium (as described in the Indenture), together with any accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

The Indenture contains covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.

The Company will use the net proceeds of this offering to repay the outstanding amount under the revolving portion of its 2013 Credit Agreement and to pay related fees and expenses and for general corporate purposes.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of March 31, 2013:

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$1,358	$—	$1,358	$—
Asset-backed securities	1,601	—	1,601	—
Municipal bonds	636	—	636	—
Equity securities	12,193	12,193	—	—

Total available-for-sale securities	$15,788	$12,193	$3,595	$—

Executive deferred compensation plan trust (a)	$3,813	$3,813	$—	$—

Liabilities:
Fuel price derivatives – unleaded fuel (b)	$6,682	$—	$6,682	$—
Fuel price derivatives – diesel (b)	929	—	—	929

Total fuel price derivatives—liabilities	$7,611	$—	$6,682	$929

Contingent consideration	$310	$—	$—	$310

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

The Notes outstanding at March 31, 2013, have a carrying value of $400,000 and fair value of $385,500. The fair value is based on market rates for the issuance of debt.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2012:

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

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(313)	$(107)
Total gains or (losses) – realized/unrealized Included in earnings (a)	3	(822)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers(in)/out of Level 3	—	—

Ending balance	$(310)	$(929)

(a)

Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the three months ended March 31, 2013, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the three months ended March 31, 2013, are reported in loss on foreign currency transactions on the condensed consolidated statements of income.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(9,325)	$(25)
Total gains or (losses)—realized/unrealized Included in earnings (a)	839	(3,218)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	8,486	—
Transfers (in)/out of Level 3	—	—

Ending balance	$—	$(3,243)

(a)

Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the three months ended March 31, 2012, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of comprehensive income. Gains associated with contingent consideration, included in earnings for the three months ended March 31, 2012, are reported in other expenses on the condensed consolidated statements of income.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Fuel price derivatives—diesel. The assumptions used in the valuation of the diesel fuel price derivatives use both observable and unobservable inputs. With respect to forward prices for diesel fuel, there is a lack of price transparency. Such unobservable inputs are significant to the diesel fuel derivative contact valuation methodology.

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives—diesel	$929	Option model	Future retail price of diesel fuel after March 31, 2013	$3.71 – 4.05

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the second quarter of 2013 through the third quarter of 2014. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

Contingent consideration

The Company has classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period. On March 31, 2013, the amount due is determined to be $310 and is projected to be paid during the second quarter of 2013.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

10. Comprehensive Income

A reconciliation of comprehensive income for the period ended March 31, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$197	$37,182	$200	$30,448
Other comprehensive income before reclassification	(78)	153	(16)	8,002
Amounts reclassified from accumulated other comprehensive income	—	—	—	—

Net current-period other comprehensive income	(78)	153	(16)	8,002

Ending balance	$119	$37,335	$184	$38,450

11. Redeemable noncontrolling interest

On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. Redeemable noncontrolling interest is measured at fair value at the date of acquisition. The redeemable noncontrolling interest is reported on the Company’s consolidated balance sheets as “Redeemable noncontrolling interest”.

A reconciliation of redeemable noncontrolling interests for the period ended March 31, 2013, is as follows:

For the three months ended March 31,
2013
Balance, beginning of period	$21,662
Net loss attributable to noncontrolling interest	(112)
Currency translation adjustment	305

Ending balance	$21,855

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

12. Stock-Based Compensation

During the first quarter of 2013, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan (the “2013 grant”). Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the three months ended March 31, 2013, total stock-based compensation cost recognized was approximately $2,406. As of March 31, 2013, total unrecognized compensation cost related to non-vested stock options, restricted stock units, and performance-based restricted stock units was approximately $12,807, to be recognized over the remaining vesting periods of these awards.

13. Income Taxes

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $2,156 at March 31, 2013 and $6,657 at March 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

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

The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, non-cash asset impairment charges and the gains on the extinguishment of a portion of the tax receivable agreement. These adjustments are reflected net of the tax impact.

The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards, virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and utilize the Company’s information management capabilities.

Financing interest expense and net realized and unrealized losses on derivative instruments are not allocated to the Other Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s reportable segment results for the three months ended March 31, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Three months ended March 31, 2013
Fleet payment solutions	$126,039	$814	$5,736	$17,820	$32,068
Other payment solutions	39,331	333	492	4,106	6,241

Total	$165,370	$1,147	$6,228	$21,926	$38,309

Three months ended March 31, 2012
Fleet payment solutions	$109,147	$934	$5,821	$16,219	$29,463
Other payment solutions	30,975	177	410	3,701	6,104

Total	$140,122	$1,111	$6,231	$19,920	$35,567

The following table reconciles adjusted net income to net income:

	Three months ended March 31,
	2013	2012
Adjusted net income WEX Inc.	$38,309	$35,567
Unrealized losses on fuel price derivatives	(5,882)	(13,555)
Amortization of acquired intangible assets	(8,379)	(5,086)
Deferred loan costs associated with the extinguishment of debt	(1,004)	—
ANI adjustments attributable to noncontrolling interest	346	—
Tax impact	5,299	6,310

Net earnings attributable to WEX Inc.	$28,689	$23,236

The tax impact of the foregoing adjustments is the difference between the Company’s U.S. GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s U.S. GAAP tax provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2012, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

Overview

WEX Inc. (“WEX”) is a leading provider of corporate card payment solutions. From our roots as a pioneer in fleet card payments in 1983, WEX has expanded the scope of its business into a multi-channel provider of corporate payment solutions. We currently operate in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue is earned primarily from payment processing, account servicing and transaction processing, with the majority generated by payment processing. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Other Payment Solutions segment provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our payment products. Other Payment Solutions revenue is earned primarily from payment processing revenue with operations in North and South America, Europe and Australia.

The Company’s U.S. operations include WEX, and our wholly-owned subsidiaries Fleet One, WEX Bank, rapid! PayCard, and Pacific Pride. Our international operations include our wholly-owned subsidiaries Wright Express Fuel Cards Australia, Wright Express Prepaid Cards Australia, Wright Express New Zealand, and CorporatePay Limited, located in England, and a majority equity position in UNIK S.A., a Brazil based company.

Summary

Below are selected items from the first quarter of 2013:

•

During the first quarter of 2013, we entered into an amended and restated credit agreement that provides for a five-year amortizing $300 million term loan facility, and a five-year $700 million secured revolving credit facility. Also during the first quarter of 2013, we completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023.

•	Average number of vehicles serviced increased 12 percent from the first quarter of 2012 to approximately 7.5 million, primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

•

Total fuel transactions processed increased 11 percent from the first quarter of 2012 to 87.6 million, primarily from the acquisition of Fleet One during the fourth quarter of 2012. Total fuel transaction (excluding the acquisition of Fleet One) increased 4 percent, over the same period in the prior year. Total payment processing transactions increased 14 percent to 68.7 million, while transaction processing transactions increased 1 percent to 18.9 million, over the same period in the prior year.

•

Average expenditure per payment processing transaction increased 18 percent to $87.45 from $74.37 for the same period last year. This increase is driven by the Over-the-Road transactions at Fleet One, which was acquired during the fourth quarter of 2012. The average U.S. fuel price per gallon during the three months ended March 31, 2013, was $3.76 for North America, a 1 percent increase over the same period last year. The average Australian fuel price per gallon during the three months ended March 31, 2013, was $5.75, a 1 percent decrease as compared to the same period in the prior year.

•	Realized losses on our fuel price derivatives were $1.9 million for the first quarter of 2013 compared to realized losses of $5.3 million for the first quarter of 2012.

•	Credit loss expense in the Fleet Payment Solutions segment was $3.9 million for the three months ended March 31, 2013, versus $3.8 million for the three months ended March 31, 2012.

•	Corporate charge card purchase volume grew $445 million to $2.6 billion for the three months ended March 31, 2013, an increase of 20 percent over the same period last year.

•	We purchased 240,300 shares of our common stock at a cost of approximately $17.9 million during the first quarter of 2013.

Results of Operations

Fleet Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Revenues
Payment processing revenue	$83,194	$73,855	$9,339	13%
Transaction processing revenue	4,610	3,981	629	16%
Account servicing revenue	18,563	15,454	3,109	20%
Finance fees	13,248	11,189	2,059	18%
Other	6,424	4,668	1,756	38%

Total revenues	126,039	109,147	16,892	15%
Total operating expenses	74,874	60,015	14,859	25%

Operating income	51,165	49,132	2,033	4%
Gain on foreign currency transactions	(83)	(69)	(14)	20%
Financing interest expense(a)	(7,339)	(2,285)	(5,054)	221%
Net realized and unrealized losses on derivative instruments(a)	(7,755)	(18,812)	11,057	(59)%

Income before taxes	35,988	27,966	8,022	29%
Provision for income taxes	13,206	10,201	3,005	29%

Net income	$22,782	$17,765	$5,017	28%

	Three months ended March 31,		Increase (decrease)
(in thousands, except per transaction and per gallon data)	2013	2012	Amount	Percent
Key operating statistics
Payment processing revenue:
Payment processing transactions	68,742	60,557	8,185	14%
Average expenditure per payment processing transaction	$87.45	$74.37	$13.08	18%
Average price per gallon of fuel – Domestic – ($/gal)	$3.76	$3.72	$0.04	1%
Average price per gallon of fuel – Australia – ($USD/gal)	$5.75	$5.80	$(0.05)	(1)%
Transaction processing revenue:
Transaction processing transactions	18,883	18,706	177	1%
Account servicing revenue:
Average number of vehicles serviced	7,482	6,678	804	12%

(a)	Financing interest expense and net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment

Revenues

Payment processing revenue increased $9.3 million for the three months ended March 31, 2013, compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

Account servicing revenue increased $3.1 million for the three months ended March 31, 2013, compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $2.1 million in account servicing revenue. Approximately $0.3 million of the increase is related to an increase in the number of cards at Wright Express Australia. The remaining increase is primarily due to an increase in WEXSmart units as compared to the same period in the prior year.

Our finance fees have increased $2.1 million for the three months ended March 31, 2013, over the same period in the prior year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $1.6 million in finance fee revenue, primarily through the factoring product line. The remaining increase is from late fees charged to customers for overdue balances. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increase in these fees is primarily due to higher accounts receivable balances, as a result of higher fuel prices and transaction volume.

Operating Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended March 31:

(in thousands)	2013	2012	Increase (decrease)
Expense
Salary and other personnel	$33,320	$25,175	32%
Service fees	$7,067	$6,241	13%
Provision for credit losses	$3,908	$3,827	2%
Depreciation and amortization	$12,750	$9,984	28%
Other	$9,637	$7,800	24%

Salary and other personnel expenses increased $8.1 million for the three months ended March 31, 2013, as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $5.6 million in salary and other personnel expense. Lower capitalized payroll during the first quarter of 2013, as compared to the first quarter in the prior year, contributed approximately $0.7 million of the increase in salary expense. The remaining increase is primarily due to additional employees as compared to the same period in the prior year.

Account servicing fees increased $0.8 million for the three months ended March 31, 2013, compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $0.9 million in account servicing expense.

We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses is 6.5 basis points of Fuel Expenditures for the three months ended March 31, 2013, compared to 8.5 basis points of Fuel Expenditures for the same period last year, on a fully consolidated basis. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs. While overall spend increased 33 percent as compared to the same period in the prior year, the expense for credit loss is essentially unchanged. This is a consequence of improvements in credit quality and a reduction of charge offs during the three months ended March 31, 2013, as compared to same period in the prior year.

Depreciation and amortization expenses increased $2.8 million for the three months ended March 31, 2013, compared to the same period in the prior year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $3.4 million in depreciation and amortization expense, primarily from the amortization of intangible assets.

Other expense increased $1.8 million for the three months ended March 31, 2013, compared to the same period in 2012. The increase due to card production and other customer related expenses..

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

	Three months ended March 31,
	2013	2012
Fuel price derivatives, at fair value, beginning of period	$(1,729)	$(5)
Net change in fair value	(7,755)	(18,812)
Cash payments (receipts) on settlement	1,873	5,257

Fuel price derivatives, at fair value, end of period	$(7,611)	$(13,560)

Collar range:
Floor	$3.42	$3.09
Ceiling	$3.48	$3.15
Domestic average fuel price, beginning of period	$3.49	$3.45
Domestic average fuel price, end of period	$3.76	$3.99

Changes in fuel price derivatives for the three months ended March 31, 2013, as compared to the corresponding period a year ago are attributable to upward movements in fuel prices. The average price of fuel, as indicated above, is in excess of the ceiling price of our derivatives, leading to a derivative liability on our balance sheet. The losses that we actually realize on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel.

We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the earnings exposure to fuel price movements is more limited than it is domestically.

Financing interest expense

Finance interest expense increased $5.1 million for the first quarter of 2013, as compared to the first quarter of the prior year. This increase is primarily the result of higher interest rates associated with our $400 million 4.75% fixed rate Notes issued on January 30, 2013. The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which bore interest at lower variable rates. Finance interest expense for the first quarter of 2013 includes a $1 million write-off of deferred loan fees associated with the extinguishment of debt. We expect finance interest expense for the remainder of the current year to be higher than comparable prior year periods.

Effective tax rates

Our effective tax rate is 36.7 percent for the three months ended March 31, 2013 and 36.9 percent for the three months ended March 31, 2012. The rate fluctuated due to changes in the mix of earnings among different tax jurisdictions including our foreign subsidiaries. Our tax rate may also fluctuate due to the impacts that rate mix changes have on our net deferred tax assets.

Other Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Revenues
Payment processing revenue	$27,132	$20,165	$6,967	35%
Transaction processing revenue	1,548	2,038	(490)	(24)%
Account servicing revenue	2,443	1,044	1,399	134%
Finance fees	1,469	172	1,297	754%
Other	6,739	7,556	(817)	(11)%

Total revenues	39,331	30,975	8,356	27%
Total operating expenses	29,966	22,144	7,822	35%

Operating income	9,365	8,831	534	6%
(Loss) gain on foreign currency transactions	(149)	49	(198)	(404)%

Income before income taxes	9,216	8,880	336	4%
Income taxes	3,421	3,409	12	—%

Net income before noncontrolling interest	5,795	5,471	$324	6%
Less: Net earnings from noncontrolling interest	(112)	—	(112)	—

Net earnings attributable to WEX Inc.	$5,907	$5,471	436	8%

	Three months ended March 31,		Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Key operating statistics
Payment processing revenue:
Worldwide corporate charge card purchase volume	$2,635,062	$2,189,578	$445,484	20%

Revenues

Payment processing revenue increased $7.0 million, as compared to the same period in the prior year. The increase is partially due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $2.0 million in payment processing revenue. Approximately $2.0 million of the increase is primarily driven by higher domestic corporate charge card purchase volume from our virtual product. The remaining increase is primarily due to an increase of 6 basis points in the corporate charge card net interchange rate, to 0.96 percent, in the first quarter of 2013 as compared to the first quarter of last year, primarily due to customer specific incentives from our network provider.

Account servicing revenue increased $1.4 million, as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $1.1 million in account serving revenue.

Finance fee revenue increased $1.3 million, as compared to the same period in the prior year. The increase is primarily due to the acquisition of UNIK during the third quarter of 2012, which contributed approximately $1.4 million in finance fee revenue.

On November 9, 2012 the U.S District Court granted preliminary approval to the merchant interchange settlement. Under the terms of this settlement the domestic interchange rate for MasterCard branded credit card transactions would be reduced by 10 basis points for a period of 8 months. Currently this reduction is anticipated to begin sometime in the second half of 2013. During 2012, approximately two-thirds of our corporate purchase and volume was domestic.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended March 31:

(in thousands)	2013	2012	Increase (decrease)
Expense
Salary and other personnel	$6,757	$3,540	91%
Service fees	$16,738	$14,067	19%
Provision for credit losses	$(152)	$1,215	(113)%
Technology leasing and support & occupancy and equipment	$2,958	$1,736	70%
Other	$1,447	$55	NM

NM – Not Meaningful

Salary and other personnel expenses increased $3.2 million for the three months ended March 31, 2013, as compared to the same period last year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $3.1 million in salary and other personnel expense.

Service fees increased $2.7 million during the first quarter of 2013 as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $1.8 million in service fees expense. The remaining increase is primarily due to increased volume on our North America corporate charge card product.

We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The change recognized during the quarter is the amount necessary to adjust the reserve to its required level after net charge offs. Provision for credit losses decreased $1.4 million during the first quarter of 2013 as compared to the same period in the prior year. This change is primarily due to a $0.9 million bankruptcy of a single customer occurring during the first quarter of 2012.

The increase in expenses of $1.2 million for technology leasing and support and occupancy and equipment during three months ended March 31, 2013, as compared to the same period last year is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012,

Other expenses increased $1.4 million during the first quarter of 2013 as compared to the same period in the prior year. This change is primarily due to the impact of an $0.8 million reduction in our estimated liability for earn out payments related to the rapid! Paycard acquisition. This adjustment was recorded as a reduction to other expense during the first quarter of 2012.

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

Our GAAP operating cash flows provided approximately $28.6 million in the first quarter of 2013, management operating cash provided approximately $115.4 million inflows. Our first quarter of 2012 cash flows were use of $38.2 million in GAAP operating cash flows and $15.2 million in management operating cash inflows.

In addition to the $115.4 million of management operating cash we generated during the first quarter of 2013, we increased our overall financing debt by $75.3 million as we paid down the balance of our revolving credit facility with the funds generated from the Notes offering and an increase in the term note. We also purchased $17.9 million in treasury shares during the first quarter of 2013.

Management Operating Cash

The table below reconciles net cash provided by operating activities to change in management operating cash:

	Three months ended March 31,
	2013	2012
Net cash provided by (used for) operating activities	$28,566	$(38,238)
Net change in deposits and interest-bearing money market deposits	135,276	13,085
Net change in borrowed federal funds	(48,400)	40,326

Change in management operating cash	$115,442	$15,173

WEX Bank utilizes certificates of deposit, money market deposits, Negotiable Order of Withdrawal (“NOW”) deposits and borrowed federal funds to finance our accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.16 percent to 1.05 percent as of March 31, 2013. As of March 31, 2013, we had approximately $370.4 million of certificates of deposit deposits outstanding, compared to $593.1 million of certificates of deposits outstanding as of March 31, 2012. Certificates of deposits are subject to regulatory capital requirements.

As of March 31, 2013, we had approximately $123.5 million of interest-bearing money market deposits at a weighted average rate of 0.37 percent, compared to $102.6 million of interest-bearing money market deposits at March 31, 2012, at a weighted average rate of 0.58 percent. WEX Bank receives non-interest bearing NOW account deposits associated with the Higher One program. As of March 31, 2013, we had $514.4 million of non-interest bearing NOW account deposits and $17.3 million on non-interest bearing customer deposits outstanding. The Higher One program began during the second quarter of 2012. Deposits are subject to regulatory capital requirements.

We have approximately $140 million in federal funds lines of credit available with no outstanding balance as of March 31, 2013. As of March 31, 2012, WEX Bank had approximately $93 million available on our $140 million federal fund line of credit.

Liquidity

We continue to have appropriate access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the period increased by approximately $152.1 million, as deposits and borrowed federal funds increased approximately $86.9 million and our financing debt increased approximately $75.3 million. Our accounts receivable increased approximately $228.3 million and our accounts payable increased approximately $190.1 million, primarily due to increased fuel prices and volume increases. During the first quarter of 2013, we purchased approximately $17.9 million in treasury shares.

On January 18, 2013, the Company entered into an amended and restated credit agreement (the “2013 Credit Agreement”), among the Company and a syndicate of lenders. The 2013 Credit Agreement provides for a five-year amortizing $300 million term loan facility, and a five-year $800 million secured revolving credit facility with a $150 million sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300 million in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100 million.

The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011, between the Company and a syndicate of lenders. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185 million to $300 million and increased the amount of the revolving loan from $700 million to $800 million. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700 million. The reduction was required due to the completion of the $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023.

We have approximately 4.8 years left on our revolving credit facility and have no borrowings against it. As of March 31, 2013, the unutilized portion of our revolving credit facility is $700.0 million. Outstanding debt under our amortizing term loan arrangement which expires in February of 2018, totaled $296.3 million at March 31, 2013. As of March 31, 2013, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 175 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 175 basis points or (b) the prime rate plus 75 basis points.

On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.

The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

We increased our financing debt (2013 Credit Agreement and Notes) by $75.3 million during the first three months and ended the period with a balance outstanding of $696.3 million.

Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions. (See Item 1—Note 8. Financing Debt)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to 2.2 million as of March 31, 2013. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

As of March 31, 2013, we have approximately $29.3 million in cash located outside the United States.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

Letters of credit. At March 31, 2013, we had posted as collateral letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.

Contractual Obligations

The table below summarizes the change in contractual obligations, as presented in our Annual Report on Form 10-K for the year ended December 31, 2012, as of March 31, 2013.

(in thousands)	Remaining 2013	2014	2015	2016	2017 and Thereafter	Total
Revolving line-of-credit	$—	$—	$—	$—	$—	$—
Term Loan	11,250	15,000	15,000	15,000	240,000	296,250
Interest payments on term loan and revolver	5,932	7,615	7,310	7,018	7,022	34,897
Loan origination fees on credit facility	1,266	1,648	1,633	1,630	1,710	7,887
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	14,250	19,000	19,000	19,000	115,582	186,832
Loan origination fees on notes offering	614	734	734	734	4,408	7,224

	$33,312	$43,997	$43,677	$43,382	$768,722	$933,090

Purchase of Treasury Shares

The following table presents stock repurchase program activity from January 1, 2013 through March 31, 2013 and January 1, 2012, through March 31, 2012:

	Three months ended March 31,
	2013		2012
(in thousands)	Shares	Cost	Shares	Cost
Treasury stock purchased	240.3	17,911	—	$—

Critical Accounting Policies and Estimates

We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2013. The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2013	—	$—	—	$37,345,340
February 1 – February 28, 2013	240,300	$74.54	240,300	$19,434,008
March 1 – March 31, 2013	—	$—	—	$19,434,008

Total	—	$—	—	$19,434,008

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

Item 6. Exhibits.

Exhibit No.		Description

*	10.1**	Amended and Restated WEX Inc. Short-Term Incentive Program

*	10.2**	2013 FleetOne Integration Long-Term Incentive Program

*	10.3**	2013 Corporate Annual Grant Long-Term Incentive Program

*	10.4**	2013 International Annual Grant Long-Term Incentive Program

*	31.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		Portions of exhibits 10.1, 10.2, 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

May 2, 2013	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description

*	10.1**	Amended and Restated WEX Inc. Short-Term Incentive Program

*	10.2**	2013 FleetOne Integration Long-Term Incentive Program

*	10.3**	2013 Corporate Annual Grant Long-Term Incentive Program

*	10.4**	2013 International Annual Grant Long-Term Incentive Program

*	31.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of WEX Inc. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*		These exhibits have been filed with this Quarterly Report on Form 10-Q.

**		Portions of exhibits 10.1, 10.2, 10.3 and 10.4 have been omitted pursuant to a request for confidential treatment.