Form 10-Q
period 2013-06-30
WEX Inc.
filed 2013-08-01
CIK 1309108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2013
Common Stock, $0.01 par value per share	38,851,824 shares

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements. Any statements in this Quarterly Report that are not statements of historical facts may be deemed to be forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s international business expansion and integration efforts and any failure of those efforts; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liability, or loss of relationships with customers or merchants; the Company’s failure to successfully integrate the businesses it has acquired; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking, derivatives and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and WEX Inc. as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the Securities and Exchange Commission on March 1, 2013. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition or disposition. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I

Item 1. Financial Statements.

WEX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2013	December 31, 2012

Assets
Cash and cash equivalents	$299,559	$197,662
Accounts receivable (less reserve for credit losses of $10,430 in 2013 and $11,709 in 2012)	1,831,892	1,555,814
Available-for-sale securities	16,735	16,350
Fuel price derivatives, at fair value	2,238	—
Property, equipment and capitalized software (net of accumulated depreciation of $136,247 in 2013 and $125,659 in 2012)	59,054	60,097
Deferred income taxes, net	98,424	118,535
Goodwill	816,051	844,285
Other intangible assets, net	215,699	241,810
Other assets	109,275	90,538

Total assets	$3,448,927	$3,125,091

Liabilities and Stockholders’ Equity
Accounts payable	$725,454	$527,838
Accrued expenses	73,860	60,532
Income taxes payable	4,873	10,151
Deposits	987,819	890,345
Borrowed federal funds	—	48,400
Revolving line-of-credit facilities and term loan	292,500	621,000
Deferred income taxes, net	15,003	18,407
Notes outstanding	400,000	—
Amounts due under tax receivable agreement	82,491	86,550
Fuel price derivatives, at fair value	—	1,729
Other liabilities	19,728	20,546

Total liabilities	2,601,728	2,285,498

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest ( Note 11)	19,650	21,662

Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized, 42,886 in 2013 and 42,586 in 2012 shares issued; 38,971 in 2013 and 38,908 in 2012 shares outstanding	429	426
Additional paid-in capital	163,747	162,470
Retained earnings	801,213	730,311
Accumulated other comprehensive (loss) income	(7,274)	37,379

Less treasury stock at cost; 4,007 shares in 2013 and 3,766 in 2012	(130,566)	(112,655)

Total stockholders’ equity	827,549	817,931

Total liabilities and stockholders’ equity	$3,448,927	$3,125,091

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF

INCOME

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues
Fleet payment solutions	$131,040	$114,685	$257,079	$223,832
Other payment solutions	47,245	38,379	86,576	69,354

Total revenues	178,285	153,064	343,655	293,186

Expenses
Salary and other personnel	40,647	29,963	80,724	58,678
Service fees	26,608	24,770	50,413	45,078
Provision for credit losses	4,915	4,184	8,671	9,227
Technology leasing and support	6,428	4,874	11,913	9,141
Occupancy and equipment	4,191	3,214	7,996	6,030
Depreciation, amortization and impairment	14,501	11,397	29,108	22,714
Operating interest expense	1,082	1,076	2,229	2,187
Cost of hardware and equipment sold	1,137	784	2,211	1,511
Other	11,695	9,922	22,779	17,777

Total operating expenses	111,204	90,184	216,044	172,343

Operating income	67,081	62,880	127,611	120,843

Financing interest expense	(7,369)	(2,290)	(14,708)	(4,575)
Loss on foreign currency transactions	(1,028)	(472)	(1,260)	(492)
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	9,750	—	9,750
Net realized and unrealized gains on fuel price derivatives	8,614	20,792	859	1,980

Income before income taxes	67,298	90,660	112,502	127,506

Income taxes	25,246	60,325	41,873	73,935

Net income	42,052	30,335	70,629	53,571

Less: Net loss from noncontrolling interest	(161)	—	(273)	—

Net earnings attributable to WEX Inc.	$42,213	$30,335	$70,902	$53,571

Net earnings attributable to WEX Inc. per share:
Basic	$1.08	$0.78	$1.82	$1.38
Diluted	$1.08	$0.78	$1.81	$1.37

Weighted average common shares outstanding:
Basic	38,934	38,883	38,911	38,852
Diluted	39,039	39,084	39,136	39,114

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net earnings attributable to WEX Inc.	$42,213	$30,335	$70,902	$53,571

Changes in available-for-sale securities, net of tax effect of $(199) and $(246) in 2013 and $51 and $41 in 2012	(341)	86	(419)	70
Changes in interest rate swap, net of tax effect of $— and $— in 2013 and $— and $35 in 2012	—	—	—	60
Foreign currency translation	(46,431)	(9,819)	(45,973)	(1,817)

Comprehensive (loss) income	(4,559)	20,602	24,510	51,884

Less: comprehensive loss attributable to noncontrolling interest	(2,205)	—	(2,012)	—

Comprehensive (loss) income attributable to WEX Inc.	$(2,354)	$20,602	$26,522	$51,884

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balance at December 31, 2011	42,252	$423	$146,282	$30,588	$(101,367)	$633,389	$709,315

Stock issued to employees exercising stock options	101	1	1,372	—	—	—	1,373
Tax benefit from employees’ stock option and restricted stock units	—	—	2,444	—	—	—	2,444
Stock issued to employees for vesting of restricted stock units	99	1	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	3,210	—	—	—	3,210
Purchase of shares of treasury stock	—	—	—	—	(11,288)	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $41	—	—	—	70	—	—	70
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	60
Foreign currency translation	—	—	—	(1,817)	—	—	(1,817)
Net earnings attributable to WEX Inc.	—	—	—	—	—	53,571	53,571

Balance at June 30, 2012	42,452	$425	$153,308	$28,901	$(112,655)	$686,960	$756,939

Balance at December 31, 2012	42,586	$426	$162,470	$37,379	$(112,655)	$730,311	$817,931
Stock issued to employees exercising stock options	59	1	1,526	—	—	—	1,527
Tax benefit from employees’ stock option and restricted stock units	—	—	6,280	—	—	—	6,280
Stock issued to employees for vesting of restricted stock units	241	2	(2)	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(6,527)	—	—	—	(6,527)
Purchase of shares of treasury stock	—	—	—	—	(17,911)	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(246)	—	—	—	(419)	—	—	(419)
Foreign currency translation	—	—	—	(44,234)	—	—	(44,234)
Net earnings attributable to WEX Inc.	—	—	—	—	—	70,902	70,902

Balance at June 30, 2013	42,886	$429	$163,747	$(7,274)	$(130,566)	$801,213	$827,549

See notes to unaudited condensed consolidated financial statements.

WEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$70,629	$53,571
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	(3,967)	(11,008)
Stock-based compensation	4,388	6,151
Depreciation and amortization	30,251	23,412
Deferred taxes	18,703	27,425
Provision for credit losses	8,671	9,227
Loss on disposal of property, plant and equipment	555	125
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(301,165)	(217,007)
Other assets	(8,239)	(52,864)
Accounts payable	205,774	114,143
Accrued expenses	14,047	(7,539)
Income taxes	(4,149)	17,770
Other liabilities	1,313	(9,824)
Amounts due under tax receivable agreement	(4,411)	(4,135)

Net cash provided by (used for) operating activities	32,400	(50,553)

Cash flows from investing activities
Purchases of property and equipment	(13,017)	(15,934)
Purchases of available-for-sale securities	(1,632)	(154)
Maturities of available-for-sale securities	583	698
Acquisitions, net of cash	—	(27,783)

Net cash used for investing activities	(14,066)	(43,173)

Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	6,280	2,444
Repurchase of share-based awards to satisfy tax withholdings	(10,917)	(2,940)
Proceeds from stock option exercises	1,526	1,373
Net change in deposits	97,480	267,961
Net change in borrowed federal funds	(48,400)	(6,900)
Other financing debt	(1,215)	—
Loan origination fee	(12,023)	—
Borrowings on notes outstanding	400,000	—
Net activity on 2011 revolving line-of-credit	(438,500)	30,400
Net activity on 2011 term loan	(182,500)	(5,000)
Net activity on 2013 term loan	292,500	—
Purchase of shares of treasury stock	(17,911)	(11,288)

Net cash provided by financing activities	86,320	276,050

Effect of exchange rate changes on cash and cash equivalents	(2,757)	(113)

Net change in cash and cash equivalents	101,897	182,211
Cash and cash equivalents, beginning of period	197,662	25,791

Cash and cash equivalents, end of period	$299,559	$208,002

Supplemental cash flow information
Interest paid	$7,291	$6,432
Income taxes paid	$21,256	$26,319

Significant non-cash transactions
Reduction of rapid! – estimated earn out	$—	$839
Increase in UNIK – estimated earn out	$198	$—

See notes to unaudited condensed consolidated financial statements.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. When used in these notes, the term “Company” means WEX Inc. and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2013.

The presentation of the Company’s consolidated balance sheet for the period ended December 31, 2012 has been corrected for an immaterial error in the classification of foreign deferred tax liabilities. As of December 31, 2012, the foreign jurisdiction deferred tax liability balance was erroneously netted with the domestic deferred tax asset balance and presented on the Consolidated Balance Sheet as a deferred tax asset. This correction of the error resulted in an increase in deferred tax assets and total assets of $18,407 and a corresponding increase in deferred tax liabilities, total liabilities, and total liabilities and stockholders’ equity of $18,407. The result of this correction did not impact the Company’s consolidated statements of income, comprehensive income, stockholders’ equity and cash flow for any period presented.

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

The notes outstanding as of June 30, 2013, have a carrying value of $400,000 and fair value of $376,000. The fair value is based on market rates for the issuance of debt.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

2.	New Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11). The amendments in ASU 2013-11 require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except when the following exist: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, and (ii) the entity does not intend to use the deferred tax asset for this purpose (provided the tax law permits a choice). If either of these conditions exists, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on its results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 10, Comprehensive Income.

3.	Business Acquisitions

Acquisition of CorporatePay

On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP 17,000 (US $27,783 at the time of the acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2013, the Company adjusted the acquired liabilities, intangible assets and goodwill acquired. The valuations of tangible and intangible assets have been finalized.

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

	June 30, 2013	December 31, 2012

Consideration paid (net of cash)	$27,783	$27,783
Less:
Accounts receivable	1,585	1,077
Accounts payable	(629)	(629)
Other tangible liabilities, net	(4,040)	(3,639)
Acquired software(a)	8,233	7,760
Customer relationships(b)	1,614	2,000
Trademarks and trade name(c)	1,453	1,400

Recorded goodwill	$19,567	$19,814

(a)	Weighted average life – 6.2 years.
(b)	Weighted average life – 6.3 years.
(c)	Weighted average life – 5.3 years.

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

The investment was achieved through the purchase of newly issued shares of UNIK for approximately R$44,800 (approximately US$22,800, at the time of the acquisition). The purchase agreement also includes a contingent consideration component based on performance milestones. Although the contingent consideration was not capped, the Company estimated the amount of the liability, at the time of acquisition, to be approximately R$2,000 (approximately US$1,000). On June 30, 2013, the Company revised the estimate based on current performance milestones to be approximately US$511, which was paid on July 1, 2013. The agreement further provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally, the purchase agreement provides the noncontrolling shareholders with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Subsequent to the acquisition of UNIK, UNIK paid down approximately US$19,600 of existing financing debt. As of June 30, 2013, UNIK has approximately US$8,522 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.

During the third quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed, which have not been finalized as the Company is still reviewing statutory net operating losses prior to acquisition, as well as other non-income tax matters. Goodwill associated with the transaction is not expected to be deductible for income tax purposes. In addition, the Company has recognized and measured a redeemable noncontrolling interest. The redeemable noncontrolling interest represents the portion of UNIK’s net assets owned by the noncontrolling shareholders and is presented in the mezzanine section on the Company’s condensed consolidated balance sheets.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired as of June 30, 2013, and December 31, 2012:

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Acquisition of Fleet One

On October 4, 2012, the Company acquired certain assets of Fleet One, a privately-held provider of value-based business payment processing and information management solutions. The Company purchased Fleet One to expand its fuel card and fleet management information services, as well as to accelerate its presence in the over the road market.

During the fourth quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. Valuations of intangible assets are still based on a preliminary assessment as of June 30, 2013, as the Company is currently reviewing the allocation of intangible assets.

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

In general, the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.

The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of June 30, 2013, and June 30, 2012
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2013
Accounts receivable, trade	$1,779,173	$44,807	$8,381	$9,961	$1,842,322
Percent of total	96.6%	2.4%	0.5%	0.5%

2012
Accounts receivable, trade	$1,499,076	$30,276	$6,177	$5,412	$1,540,941
Percent of total	97.3%	2.0%	0.4%	0.3%

The following table presents changes in reserves for credit losses related to accounts receivable:

	Six months ended June 30,
	2013	2012

Balance, beginning of period	$11,709	$11,526
Provision for credit losses	8,671	9,227
Charge-offs	(12,683)	(15,195)
Recoveries of amounts previously charged-off	3,111	2,962
Currency translation	(378)	—

Balance, end of period	$10,430	$8,520

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

5.	Goodwill and Other Intangible Assets

Goodwill

The changes in goodwill during the first six months of 2013 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total

Gross goodwill, January 1, 2013	$780,061	$81,732	$861,793
Impact of foreign currency translation	(24,698)	(3,289)	(27,987)
CorporatePay purchase adjustment	—	(247)	(247)

Gross goodwill, June 30, 2013	755,363	78,196	833,559

Accumulated impairment, June 30, 2013	(1,337)	(16,171)	(17,508)

Net goodwill, June 30, 2013	$754,026	$62,025	$816,051

The Company had no impairments to goodwill during the six months ended June 30, 2013.

Other Intangible Assets

The changes in other intangible assets during the first six months of 2013 were as follows:

	Net Carrying Amount, January 1, 2013	Acquisition adjustment	Amortization	Impact of foreign currency translation	Net Carrying Amount, June 30, 2013

Definite-lived intangible assets
Acquired software	$70,870	$473	$(4,508)	$(1,943)	$64,892
Customer relationships	150,676	(386)	(11,409)	(6,658)	132,223
Patent	2,365	—	(413)	(48)	1,904
Trade names	7,354	53	(183)	(369)	6,855

Indefinite-lived intangible assets
Trademarks and trade names	10,545	—	—	(720)	9,825

Total	$241,810	$140	$(16,513)	$(9,738)	$215,699

The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2013 and for each of the five succeeding fiscal years:

Estimated Amortization Expense

Remaining 2013	$15,966
2014	$30,972
2015	$28,583
2016	$25,020
2017	$21,284
2018	$18,270

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Other intangible assets consist of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived intangible assets
Acquired software	$83,379	$(18,487)	$64,892	$86,054	$(15,184)	$70,870
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	191,417	(59,194)	132,223	202,447	(51,771)	150,676
Patent	3,025	(1,121)	1,904	3,430	(1,065)	2,365
Trademarks and trade names	7,637	(782)	6,855	7,774	(420)	7,354

	$285,558	$(79,684)	205,874	$299,805	$(68,540)	231,265

Indefinite-lived intangible assets
Trademarks and trade names			9,825			10,545

Total			$215,699			$241,810

6. Earnings per Share

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net earnings attributable to WEX Inc. available stockholders – Basic and Diluted	$42,213	$30,335	$70,902	$53,571

Weighted average common shares outstanding – Basic	38,934	38,883	38,911	38,852
Unvested restricted stock units	61	91	174	135
Stock options	44	110	51	127

Weighted average common shares outstanding – Diluted	39,039	39,084	39,136	39,114

No shares were considered anti-dilutive during the periods reported.

7.	Derivative Instruments

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and commodity price risk. Interest rate swap arrangements are entered into to manage interest rate risk associated with the Company’s variable-rate borrowings. The Company also enters into put and call option contracts related to the Company’s commodity price risk, which are based on the wholesale price of gasoline and retail price of diesel fuel and settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America.

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company designates interest rate swap arrangements as cash flow hedges of the forecasted interest

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

payments on a portion of its variable-rate credit agreement. The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made. Because the derivatives are either accounting or economic hedges of operational exposures, cash flows from the settlement of such contracts are included in “Cash flows from operating activities” on the consolidated statements of cash flows.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of June 30, 2013, the Company had no outstanding interest rate swap arrangements.

Derivatives Not Designated as Hedging Instruments

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2013, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)

Fuel price derivative instruments – unleaded fuel
Option contracts settling July 2013 – December 2014	36,043

Fuel price derivative instruments – diesel
Option contracts settling July 2013– December 2014	16,777

Total fuel price derivative instruments	52,820

(a)

The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives Not Designated as Hedging Instruments

Commodity contracts	Fuel price derivatives, at fair value	2,238	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	1,729

The following tables present information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in	Three months ended June 30,
	Income on Derivative	2013	2012

Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$8,614	$20,792

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
	2013	2012		2013	2012		2013	2012

Interest rate contracts	$—	$60	Financing interest expense	$—	$(109)	Financing interest expense	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments		2013	2012

Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$859	$1,980

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $— in 2013 and $35 in 2012.
(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

8.	Financing Debt

2013 Credit Agreement

On January 18, 2013, the Company entered into an amended and restated credit agreement (the “2013 Credit Agreement”), among the Company and a syndicate of lenders. The 2013 Credit Agreement provides for a five-year amortizing $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issued more than $300,000 in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100,000.

The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700,000. The reduction was required due to the completion of the $400,000, 4.75 percent senior notes due in 2023.

$400 Million Note Offering

On January 30, 2013, the Company completed a $400,000 offering in aggregate principal amount of 4.75 percent senior notes due in 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 (the “Indenture”) among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes mature on February 1, 2023, and interest accrues at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The Notes are guaranteed on a senior unsecured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guarantees the Company’s 2013 Credit Agreement, which, as of the issue date, consisted of four of the Company’s restricted subsidiaries. WEX Bank, which represents a substantial amount of the Company’s operations, is not a guarantor and is not subject to many of the restrictive covenants in the indenture governing the Notes.

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

At any time on or after February 1, 2018, the Company may redeem the Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount of the Notes), plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if redeemed during the twelve month period beginning on February 1 of the following years:

Years beginning on February 1	Percentage of Principal Amount of Notes

2018	102.375
2019	101.583
2020	100.792
2021 and thereafter	100.000

Upon the occurrence of a change in control of the Company (as described in the Indenture), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

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

These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments inactive markets.

•

Level 2 – Quoted prices for similar instruments inactive markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of June 30, 2013:

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$1,313	$—	$1,313	$—
Asset-backed securities	1,546	—	1,546	—
Municipal bonds	569	—	569	—
Equity securities	13,307	13,307	—	—

Total available-for-sale securities	$16,735	$13,307	$3,428	$—

Executive deferred compensation plan trust (a)	$3,806	$3,806	$—	$—

Fuel price derivatives – unleaded fuel (b)	$1,740	$—	$1,740	$—
Fuel price derivatives – diesel (b)	498	—	—	498

Total fuel price derivatives – assets	$2,238	$—	$1,740	$498

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

The Notes outstanding at June 30, 2013, have a carrying value of $400,000 and fair value of $376,000. The fair value is based on market rates for the issuance of debt.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Mortgage-backed securities	$1,839	$—	$1,839	$—
Asset-backed securities	1,654	—	1,654	—
Municipal bonds	641	—	641	—
Equity securities	12,216	12,216	—	—

Total available-for-sale securities	$16,350	$12,216	$4,134	$—

Executive deferred compensation plan trust (a)	$2,921	$2,921	$—	$—

Liabilities:

Fuel price derivatives – unleaded fuel (b)	$1,622	$—	$1,622	$—
Fuel price derivatives – diesel (b)	107	—	—	107

Total fuel price derivatives	$1,729	$—	$1,622	$107

Contingent consideration (c)	$313	—	—	$313

(a)	The fair value of these instruments is recorded in other assets.
(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.
(c)	The fair value of the contingent consideration is recorded in accrued expenses.

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	June 30, 2013		June 30, 2012
	Contingent Consideration	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel

Beginning balance	$(310)	$(929)	$(3,243)
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(201)	1,427	6,641
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers (in)/out of Level 3	511	—	—

Ending balance	$—	$498	$3,398

(a)

Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the three months ended June 30, 2013 and 2012, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the three months ended June 30, 2013 and 2012, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended:

	June 30, 2013		June 30, 2012
	Contingent Consideration	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel

Beginning balance	$(313)	$(107)	$(9,325)	$(25)
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(198)	605	839	3,423
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	8,486	—
Transfers (in)/out of Level 3	511	—	—	—

Ending balance	$—	$498	$—	$3,398

(a)

Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the six months ended June 30, 2013 and 2012, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the six months ended June 30, 2013 and 2012, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

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

Fuel price derivatives and interest rate swap arrangements

The majority of derivatives entered into by the Company are executed over-the-counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.

The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, the spot price of the underlying instruments, volatility, and correlation. The item is placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and inputs with longer tenures are generally less observable.

Fuel price derivatives – diesel. The assumptions used in the valuation of the diesel fuel price derivatives use both observable and unobservable inputs. There is a lack of price transparency with respect to forward prices for diesel fuel. Such unobservable inputs are significant to the diesel fuel derivative contract valuation methodology.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of June 30, 2013, are as follows:

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range $ per gallon

Fuel price derivatives – diesel	$498	Option model	Future retail price of diesel fuel after June 30, 2013	$3.71 – 4.05

Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the third quarter of 2013 through the fourth quarter of 2014. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

Contingent consideration

The Company has classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period. assumptions include assessing the probability of meeting certain milestones required to earn the contingent consideration.

During the second quarter of 2013, the Company determined a final payment of contingent consideration and increased the liability by $201. On June 30, 2013, the amount due was determined to be $511 and was paid on July 1, 2013. As the payment is now fixed, it is no longer measured at its fair value.

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

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

10.	Comprehensive Income

A reconciliation of comprehensive income for the three month period ended June 30, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items

Beginning balance	$119	$37,335	$184	$38,450

Other comprehensive (loss) income	(341)	(44,387)	86	(9,819)

Ending balance	$(222)	$(7,052)	$270	$28,631

No amounts were reclassified from accumulated other comprehensive income in the periods presented.

A reconciliation of comprehensive income for the six month period ended June 30, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items

Beginning balance	$197	$37,182	$200	$30,448

Other comprehensive (loss) income	(419)	(44,234)	70	(1,817)

Ending balance	$(222)	$(7,052)	$270	$28,631

No amounts were reclassified from accumulated other comprehensive income in the periods presented.

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

A reconciliation of redeemable noncontrolling interests for the three and six month periods ended June 30, 2013, is as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2013	2013

Balance, beginning of period	$21,855	21,662
Net loss attributable to noncontrolling interest	(161)	(273)
Currency translation adjustment	(2,044)	(1,739)

Ending balance	$19,650	19,650

12.	Stock-Based Compensation

During the first quarter of 2013, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan. Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the six months ended June 30, 2013, total stock-based compensation expense recognized was approximately $4,388. As of June 30, 2013, total unrecognized compensation cost related to non-vested restricted stock units, and performance-based restricted stock units was approximately $13,289 to be recognized over the remaining vesting periods of these awards.

13.	Income Taxes

On June 29, 2012, tax legislation was enacted in Australia that affected the tax deductibility of certain intangible assets. A tax charge of $31,083 was recorded in June of 2012 to reflect these tax legislation changes. The Company wrote-off an associated refund claim payable to the former shareholder of RD Card Holding Australia for $9,750, included in non-operating income. This payable was contingent on the receipt of the tax refunds generated by tax deductions associated with the amortization of the above mentioned intangible assets.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1,831 at June 30, 2013, and $1,756 at December 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies

Litigation

The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

15. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are reviewed separately as each operating segment represents a strategic business unit that generally offers different products and serves different markets.

The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement and adjustments attributable to noncontrolling interest. These adjustments are reflected net of the tax impact.

The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to those fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from the Company’s corporate purchase cards, virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities.

Financing interest expense through the Company’s corporate debt, including the term loan and bond issuance, and net realized and unrealized losses on derivative instruments are allocated to the Fleet Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(in thousands, except per share data)

(unaudited)

The following table presents the Company’s reportable segment results on an adjusted net income basis for the three months ended June 30, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Three months ended June 30, 2013
Fleet payment solutions	$131,040	$151	$5,855	$18,928	32,763
Other payment solutions	47,245	931	512	5,445	8,296

Total	$178,285	$1,082	$6,367	$24,373	41,059

Three months ended June 30, 2012
Fleet payment solutions	$114,685	$913	$6,023	$17,934	$31,065
Other payment solutions	38,379	163	390	4,317	8,014

Total	$153,064	$1,076	$6,413	$22,251	$39,079

The following table presents the Company’s reportable segment results on an adjusted net income basis for the six months ended June 30, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income

Six months ended June 30, 2013
Fleet payment solutions	$257,079	$965	$11,591	$36,748	64,831
Other payment solutions	86,576	1,264	1,004	9,551	14,537

Total	$343,655	$2,229	$12,595	$46,299	79,368

Six months ended June 30, 2012
Fleet payment solutions	$223,832	$1,847	$11,844	$34,153	$60,528
Other payment solutions	69,354	340	800	8,018	14,118

Total	$293,186	$2,187	$12,644	$42,171	$74,646

WEX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)

(in thousands, except per share data)

(unaudited)

The following table reconciles adjusted net income to net income:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Adjusted net income WEX Inc.	$41,059	$39,079	$79,368	$74,646
Unrealized gains on fuel price derivatives	9,849	24,563	3,967	11,008
Amortization of acquired intangible assets	(8,134)	(4,984)	(16,513)	(10,070)
Deferred loan costs associated with the extinguishment of debt	—	—	(1,004)	—
Change in tax refund due to former shareholders of RD Card Holdings Australia	—	9,750	—	9,750
ANI adjustments attributable to noncontrolling interest	312	—	658	—
Tax impact	(873)	(38,073)	4,426	(31,763)

Net earnings attributable to WEX Inc.	$42,213	$30,335	$70,902	$53,571

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

Overview

WEX Inc. (“WEX”) is a leading provider of corporate card payment solutions. From our roots as a pioneer in fleet card payments in 1983, WEX has expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue is earned primarily from payment processing, account servicing and transaction processing, with the majority of revenue generated by payment processing. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Other Payment Solutions segment provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our payment products. Other Payment Solutions revenue is earned primarily from payment processing revenue with operations in North and South America, Europe and Australia.

The Company’s U.S. operations include WEX, and our wholly-owned subsidiaries Fleet One, WEX Bank, rapid! PayCard, and Pacific Pride. Our international operations include our wholly-owned subsidiaries Wright Express Fuel Cards Australia, Wright Express Prepaid Cards Australia, Wright Express New Zealand, and CorporatePay Limited, located in England, and a majority equity position in UNIK S.A. (“UNIK”), a Brazil based company.

Summary

Below are selected items from the second quarter of 2013:

•	Corporate charge card purchase volume grew by approximately $359 million to $3.2 billion for the second quarter of 2013, an increase of 13 percent over the same period in the prior year.

•

Average number of vehicles serviced increased 10 percent from the second quarter of 2012 to approximately 7.4 million for the second quarter of 2013, primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

•

Total fuel transactions processed increased 12 percent from the second quarter of 2012 to 93.4 million for the second quarter of 2013, primarily due to the acquisition of Fleet One. Total payment processing transactions increased 15 percent (7 percent excluding Fleet One) to 73.8 million for the second quarter of 2013 as compared to the same quarter in 2012, and transaction processing transactions increased 1 percent to 19.6 million for the second quarter of 2013, over the same period in the prior year.

•

Average expenditure per payment processing transaction increased 14 percent to $85.78 for the second quarter of 2013, from $75.47 for the same period in the prior year. This increase was driven by our Fleet One acquisition. Fleet One services Over-the-Road customers who spend more dollars per transaction. The average U.S. fuel price per gallon during the second quarter of 2013, was $3.70 for North America, a 2 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the second quarter of 2013, was US$5.23, a 7 percent decrease as compared to the same period in the prior year. The decrease in Australia is primarily the result of a sharp decrease in the exchange rates.

•

Credit loss expense in the Fleet Payment Solutions segment was $4.8 million during the second quarter of 2013, as compared to $4.0 million during the second quarter of 2012. While volume increased 31 percent in the second quarter of 2013, as compared to the same quarter last year, our credit losses were 7.6 basis points of Fuel Expenditures for the second quarter of 2013, as compared to 8.4 basis points of Fuel Expenditures for the same period last year.

•	Realized losses on our fuel price derivatives during the second quarter of 2013 were $1.2 million as compared to realized losses of $3.8 million for the same period in the prior year.

Results of Operations

Fleet Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Revenues
Payment processing revenue	$88,422	$78,451	$9,971	13%	$171,616	$152,306	$19,310	13%
Transaction processing revenue	4,897	4,157	740	18%	9,507	8,138	1,369	17%
Account servicing revenue	18,615	15,481	3,134	20%	37,178	30,935	6,243	20%
Finance fees	13,733	11,629	2,104	18%	26,981	22,818	4,163	18%
Other	5,373	4,967	406	8%	11,797	9,635	2,162	22%

Total revenues	131,040	114,685	16,355	14%	257,079	223,832	33,247	15%

Total operating expenses	77,599	63,350	14,249	22%	152,473	123,365	29,108	24%

Operating income	53,441	51,335	2,106	4%	104,606	100,467	4,139	4%

Loss on foreign currency transactions	(33)	(308)	275	(89)%	(116)	(377)	261	(69)%
Financing interest expense (a)	(7,368)	(2,290)	(5,078)	222%	(14,707)	(4,575)	(10,132)	(221)%
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	6,968	(6,968)	(100)%	—	6,968	(6,968)	(100)%
Net realized and unrealized gains (losses) on derivative instruments (a)	8,614	20,792	(12,178)	(59)%	859	1,980	(1,121)	(57)%

Income before income taxes	54,654	76,497	(21,843)	(29)%	90,642	104,463	(13,821)	(13)%
Income taxes	20,429	51,534	(31,105)	(60)%	33,635	61,735	(28,100)	(46)%

Net income	$34,225	$24,963	$9,262	(37)%	$57,007	$42,728	$14,279	33%

(in thousands, except per transaction and per gallon data)

Key operating statistics
Payment processing revenue:
Payment processing transactions	73,797	63,912	9,885	15%	142,539	124,469	18,070	15%

Average expenditure per payment processing transaction	$85.78	$75.47	$10.31	14%	$86.59	$74.93	$11.66	16%

Average price per gallon of fuel
- Domestic – ($/gal)	$3.70	$3.79	$(0.09)	(2)%	$3.73	$3.76	$(0.03)	(1)%

Average price per gallon of fuel
- Australia – ($USD/gal)	$5.23	$5.60	$(0.37)	(7)%	$5.48	$5.69	$(0.21)	(4)%

Transaction processing revenue:
Transaction processing transactions	19,591	19,391	200	1%	38,473	38,097	376	1%

Account servicing revenue:
Average number of vehicles serviced	7,428	6,746	682	10%	7,455	6,712	743	11%

(a)

Financing interest expense through our Corporate debt including the term loan and bond issuance, as well as net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

Revenues

Payment processing revenue increased $10.0 million for the second quarter of 2013, as compared to the second quarter of 2012 and $19.3 million for the first half of 2013 as compared to the same period in the prior year. These increases are due to the acquisition of Fleet One during the fourth quarter of 2012, and organic growth from our domestic fleet business.

Our account servicing revenue increased $3.1 million for the second quarter of 2013, as compared to the same period in 2012, and increased $6.2 million for the first half of 2013, as compared to the same period in the prior year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $2.1 million in account servicing revenue for the second quarter of 2013, and $4.2 million for the first half of 2013. The remaining increase in each period is primarily due to an increase in WEXSmart units in service as compared to the same periods in the prior year.

Our finance fees revenue increased $2.1 million for the second quarter of 2013, as compared to the same period in 2012, and increased $4.2 million for the first half of 2013, as compared to the same period in 2012. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $1.9 million during the second quarter of 2013 and $3.5 million during the first half of 2013, primarily through the factoring product line. The remaining increase is from late fees charged to customers for overdue balances. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increase in these fees is primarily due to higher accounts receivable balances, as a result of higher fuel prices and transaction volume, not due to deterioration in customer payment behavior.

Expenses

The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent

Expense

Salary and other personnel	$33,801	$26,423	$7,378	28%
Service Fees	$7,077	$6,344	$733	12%
Provision for credit losses	$4,798	$3,987	$811	20%
Technology leasing and support	$4,270	$3,144	$1,126	36%
Depreciation and amortization	$12,741	$10,054	$2,687	27%

Changes in operating expenses for the second quarter of 2013, as compared to the same period in the prior year, include the following:

Salary and other personnel expenses increased $7.4 million for the second quarter of 2013, as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $5.6 million in salary and other personnel expense. The remaining increase is primarily due to an increase in headcount, as compared to the same period in the prior year.

Service fees increased $0.7 million for the second quarter of 2013, compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“Fuel Expenditures”). This metric for credit losses was 7.6 basis points of Fuel Expenditures for the second quarter of 2013, compared to 8.4 basis points of Fuel Expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after charge offs.

Technology leasing and support expenses increased $1.1 million for the second quarter of 2013, as compared to the same period in the prior year. The increase is primarily the result of additional software maintenance costs associated with a new license agreement.

Depreciation and amortization expenses increased $2.7 million for the second quarter of 2013, as compared to the same period in the prior year. This increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, most of which is due to the amortization of intangible assets.

The following table compares selected expense line items within our Fleet Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent

Expense
Salary and other personnel	$67,121	$51,598	$15,523	30%
Service fees	$14,144	$12,585	$1,559	12%
Provision for credit losses	$8,706	$7,814	$892	11%
Technology leasing and support	$7,580	$5,841	$1,732	30%
Depreciation and amortization	$25,491	$20,038	$5,453	27%

Changes in operating expenses for the first half of 2013, as compared to the corresponding period in the prior year, include the following:

Salary and other personnel expenses increased $15.5 million for the first half of 2013, as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $11.2 million in salary and other personnel expense. Lower capitalized payroll during the first half of 2013, as compared to the prior year period, contributed approximately $1.1 million of the increase in salary expense. This increase is offset by higher non-capitalized contractor expense at Wright Express Australia in 2012. The remaining increase salary and other personnel expense for the first half of 2013, as compared to the same period in the prior year, is primarily due to increases in headcount.

Service fees increased $1.6 million for the first half of 2013, compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

Credit losses were 7.1 basis points of Fuel Expenditures for the first half of 2013, compared to 8.5 basis points of Fuel Expenditures for the same period last year. The expense we recognized is the amount necessary to bring the reserve to its required level after charge offs. While overall spend volume increased 32 percent as compared to the same period in the prior year, the expense for credit loss increased only slightly. These are the results of improvements in credit quality and a reduction of charge offs during the first half of 2013, as compared to same period in the prior year.

Technology leasing and support expenses increased $1.7 million for the first half of 2013, as compared to the same period in the prior year. The increase is primarily the result of additional software maintenance costs associated with a new license agreement.

Depreciation and amortization expenses increased $5.5 million for the first half of 2013, compared to the same period in the prior year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, primarily from the amortization of intangible assets.

Fuel price derivatives

We own fuel price derivative instruments that we purchase on a periodic basis to manage the impact of the volatility in North American fuel prices on our cash flows. These fuel price derivative instruments do not qualify for hedge accounting. Accordingly, both realized and unrealized gains and losses on our fuel price derivative instruments affect our net income. Activity related to the changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments is shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2013	2012	2013	2012

Fuel price derivatives, at fair value, beginning of period	$(7,611)	$(13,560)	$(1,729)	$(5)
Net change in fair value	8,614	20,792	859	1,980
Cash payments on settlement	1,235	3,771	3,108	9,028

Fuel price derivatives, at fair value, end of period	$2,238	$11,003	$2,238	$11,003

Collar range:
Floor	$3.44	$3.32	$3.43	$3.21
Ceiling	$3.50	$3.38	$3.49	$3.27

Domestic average fuel price, beginning of period	$3.76	$4.00	$3.49	$3.45
Domestic average fuel price, end of period	$3.67	$3.47	$3.67	$3.47

Changes in fuel price derivatives for the three and six months ended June 30, 2013, as compared to the corresponding period a year ago are attributable to the movements in fuel prices in the corresponding periods. As of June 30, 2013, the projected future price of fuel is below the average future floor price of our derivatives, resulting in an asset on our balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependant, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.

We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the earnings exposure to fuel price movements in Australia is typically more limited than it is domestically.

Financing interest expense

Financing interest expense increased $5.1 million for the second quarter of 2013, as compared to the second quarter of the prior year and increased $10.1 million for the first half of 2013, as compared to the first half of the prior year. This increase is primarily the result of higher interest rates associated with our $400 million 4.75% fixed rate on notes outstanding issued on January 30, 2013. The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which had a variable interest rate that was lower at the time of repayment. Financing interest expense for the first quarter of 2013 includes a $1 million write-off of deferred loan fees associated with the extinguishment of debt. We expect financing interest expense for the remainder of the current year to be higher than comparable prior year periods.

Effective tax rates

Our effective tax rate for our Fleet Payment Solutions segment is 37.4 percent for the second quarter of 2013, and 67.4 percent for the second quarter of 2012. Our effective tax rate is 37.1 percent for the first half of 2013, and 59.1 percent for the first half of 2012. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles.

Other Payment Solutions

The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands)	2013	2012	Amount	Percent	2013	2012	Amount	Percent

Revenues
Payment processing revenue	$33,495	$25,913	$7,582	29%	$60,627	$46,078	$14,549	32%
Transaction processing revenue	1,215	1,559	(344)	(22)%	2,763	3,597	(834)	(23)%
Account servicing revenue	2,848	1,220	1,628	133%	5,291	2,264	3,027	134%
Finance fees	1,690	148	1,542	(1,042)%	3,159	319	2,840	890%
Other	7,997	9,539	(1,542)	(16)%	14,736	17,096	(2,360)	(14	) %

Total revenues	47,245	38,379	8,866	23%	86,576	69,354	17,222	25%

Total operating expenses	33,605	26,834	6,771	25%	63,571	48,978	14,593	30%

Operating income	13,640	11,545	2,095	18%	23,005	20,376	2,629	13%

Loss of foreign currency transactions	(995)	(164)	(831)	507%	(1,144)	(115)	(1,029)	895%
Financing interest expense	(1)	—	(1)	—	(1)	—	(1)	—
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	2,782	(2,782)	(100)%	—	2,782	(2,782)	(100)%

Income before income taxes	12,644	14,163	(1,519)	(11)%	21,860	23,043	(1,183)	(5)%
Income taxes	4,817	8,791	(3,974)	(45)%	8,238	12,200	(3,962)	(32)%

Net income	7,827	$5,372	$2,455	46%	$13,622	$10,843	$2,779	26%
Less: Net loss from noncontrolling interest	(161)	—	(161)	—	(273)	—	(273)	—

Net earnings attributable to WEX Inc.	$7,988	$5,372	$2,616	49%	$13,895	$10,843	$3,052	28%

(in thousands)

Key operating statistics
Payment processing revenue:
Worldwide corporate charge card purchase volume	$3,181,931	$2,822,657	$359,274	13%	$5,816,993	$5,012,235	$804,758	16%

Revenues

Payment processing revenue increased $7.6 million for the second quarter of 2013, as compared to the same period in the prior year, and increased $14.5 million for the first half of 2013, as compared to the same period in the prior year. The increase in the second quarter is partially due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $2.0 million in payment processing revenue. Approximately $1.9 million of the increase in the second quarter is primarily driven by higher domestic corporate charge card purchase volume from our virtual product. The remaining increase is primarily due to an increase of 11 basis points in the domestic corporate charge card net interchange rate during the second quarter of 2013, as compared to the same period in the prior year, primarily due to customer specific incentives from our network provider. The increase for the first half of 2013, as compared to the prior year in the same period is partially due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $4.0 million in payment processing revenue. The remaining increase in the first half of 2013 is primarily driven by (i) higher domestic corporate charge card purchase volume from our virtual product and (ii) an increase of 11 basis points in the domestic corporate charge card net interchange rate, primarily due to customer specific incentives from our network provider.

Account servicing revenue increased $1.6 million for the second quarter of 2013, as compared to the same period in the prior year and increased $3.0 million for the first half of 2013, as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $1.2 million in during the second quarter of 2013, and $2.3 million in the first half of 2013.

Other revenue for the second quarter of 2013, decreased approximately $1.5 million as compared to the same period in the prior year, and decreased $2.4 million for the first half of 2013, as compared to the same period in the prior year. These decreases are primarily due to decreased fees related to cross border charges.

On November 9, 2012, the U.S District Court granted preliminary approval to the merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for MasterCard branded credit card transactions will be reduced by 10 basis points for a period of 8 months, beginning on July 29, 2013. We currently estimate this reduction in basis points may reduce earnings by $2.7 million for remainder of the year.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended June 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent

Expense
Salary and other personnel	$6,847	$3,540	$3,307	93%
Service fees	$19,531	$18,426	$1,105	6%
Technology leasing, support and occupancy and equipment	$2,777	$1,947	$830	43%
Operating interest	$931	$163	$768	471%

Salary and other personnel expenses increased $3.3 million for the second quarter of 2013, as compared to the same period last year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $2.3 million in salary and other personnel expense.

Service fees increased $1.1 million during the second quarter of 2013 as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $1.5 million in service fees expense. The increase is partially offset by lower cross border fees in the second quarter of 2013, as compared to the same period in the prior year.

The increase in expenses of $0.8 million for technology leasing and support and occupancy and equipment during the second quarter of 2013, as compared to the same period last year is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012.

Operating interest expense increased $0.8 million for the second quarter of 2013, as compared to the same period in the prior year, primarily from our UNIK operations.

Operating Expenses

The following table compares selected expense line items within our Other Payment Solutions segment for the six months ended June 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent

Expense
Salary and other personnel	$13,604	$7,080	$6,524	92%
Service fees	$36,269	$32,493	$3,776	12%
Provision for credit losses	$(35)	$1,413	$(1,448)	(102)%
Technology leasing, support and occupancy and equipment	$5,735	$3,683	$2,052	56%
Operating interest	$1,264	$340	$924	272%
Other	$3,074	$1,251	$1,823	146%

Salary and other personnel expenses increased $6.5 million for the first half of 2013, as compared to the same period last year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $5.0 million in salary and other personnel expense.

Service fees increased $3.8 million during the first half of 2013 as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $3.6 million in service fees expense.

We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The change recognized during the quarter is the amount necessary to adjust the reserve to its required level after net charge offs. The provision for credit losses decreased $1.4 million during the first half of 2013 as compared to the same period in the prior year primarily due to a $0.9 million bankruptcy of a single customer during the first quarter of 2012.

Operating interest expense increased $0.9 million for the first half of 2013, as compared to the same period in the prior year, primarily from our UNIK operations.

Other expenses increased $1.6 million during the first half of 2013, as compared to the same period in the prior year. This change is primarily due to the impact of an $0.8 million reduction in our estimated liability for earn out payments related to the rapid! Paycard acquisition. This adjustment was recorded as a reduction to other expense during the first quarter of 2012.

Effective tax rates

Our effective tax rate for our Other Payment Solutions segment was 38.1 percent for the second quarter of 2013 and 62.1 percent for the second quarter of 2012. Our effective tax rate was 37.7 percent for the first half of 2013 and 52.9 percent for the first half of 2012. During the second quarter of 2012, we recorded a charge of approximately $4.7 million due to the impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles.

Liquidity, Capital Resources and Cash Flows

We focus on management operating cash as the primary measure we use internally to monitor cash flow performance from our core operations and we believe it is a key element in achieving maximum stockholder value. Our industrial bank subsidiary, WEX Bank, utilizes Brokered Deposits, negotiable order of withdrawal (“NOW”) deposits and borrowed federal funds to finance our domestic accounts receivable. Since Brokered Deposits, NOW deposits and borrowed federal funds are used to finance our accounts receivable, we believe that they are a recurring and necessary source and use of cash. As such, we consider Brokered Deposits, NOW deposits and borrowed federal funds when evaluating our operating activities. For the same reason, we believe that management operating cash may also be useful to investors as one means of evaluating our performance. However, management operating cash is a non-GAAP measure and should not be considered a substitute for, or superior to, net cash provided by (used for) operating activities as presented on the consolidated statement of cash flows in accordance with generally accepted accounting principles (“GAAP”).

Our GAAP operating activities cash flow provided approximately $32.4 million in the first half of 2013, and management operating cash provided approximately $81.5 million of inflows. While GAAP operating activities cash flows showed a use of $50.6 million in the first half of 2012, management operating cash moved in the opposite direction providing approximately $210.5 million of inflows.

In addition to the $81.5 million of management operating cash we generated during the first half of 2013, we increased our overall financing debt by $71.5 million as we completed a $400 million note offering and increased the outstanding amount of our term note. We used funds generated from the note offering and the increase in term note to pay down the balance of our revolving credit facility. We also purchased $17.9 million in treasury shares during the first quarter of 2013.

Management Operating Cash

The table below reconciles net cash provided by (used for) operating activities to change in management operating cash:

	Six months ended June 30,
	2013	2012

Net cash provided by (used for) operating activities	$32,400	$(50,553)
Net change in deposits and interest-bearing money market deposits	97,480	267,961
Net change in borrowed federal funds	(48,400)	(6,900)

Change in management operating cash	$81,480	$210,508

WEX Bank utilizes Brokered Deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.25 percent to 0.85 percent as of June 30, 2013. As of June 30, 2013, we had approximately $527.1 million of certificates of deposit deposits outstanding, compared to $530.9 million of certificates of deposits outstanding as of June 30, 2012. Certificates of deposit are subject to regulatory capital requirements.

As of June 30, 2013, we had approximately $123.2 million of interest-bearing money market deposits at a weighted average rate of 0.37 percent, compared to $123.1 million of interest-bearing money market deposits at June 30, 2012, at a weighted average rate of 0.47 percent. WEX Bank receives non-interest bearing NOW account deposits associated with the Higher One program. As of June 30, 2013, we had $319.9 million of non-interest bearing NOW account deposits and $17.7 million on non-interest bearing customer deposits outstanding. As of June 30, 2012, we had $295.6 million of non-interest bearing NOW account deposits and $12.0 million on non-interest bearing customer deposits outstanding. The Higher One program began during the second quarter of 2012. Deposits are subject to regulatory capital requirements.

At both June 30, 2013 and 2012, we had no outstanding balance on our federal funds line of credit and approximately $140 million available for credit.

Liquidity

We continue to have access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first half of 2013, increased by approximately $101.9 million as compared to the same period in the prior year, as deposits and borrowed federal funds increased approximately $49.1 million and our financing debt increased approximately $71.5 million. Our accounts receivable increased approximately $301.2 million and our accounts payable increased approximately $205.8 million, primarily due to volume increases. During the first quarter of 2013, we purchased approximately $17.9 million in treasury shares.

In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. At June 30, 2013, approximately 96.6 percent of the outstanding balance of $1,842 million, was less than 30 days past due and approximately 99.0 percent of the outstanding balance was less than 60 days past due. At December 31, 2012, approximately 96.0 percent of the outstanding balance of $1,568 million, was less than 30 days past due and approximately 99.0 percent of the outstanding balance was less than 60 days past due.

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

The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185 million to $300 million and increased the amount of the revolving loan from $700 million to $800 million. On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. As a result, on January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700 million.

We have approximately 4.5 years left on our revolving credit facility and have no borrowings against it. As of June 30, 2013, the unutilized portion of our revolving credit facility is $694.8 million. Outstanding debt under our amortizing term loan arrangement which expires in January of 2018, totaled $292.5 million at June 30, 2013. As of June 30, 2013, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 175 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 175 basis points or (b) the prime rate plus 75 basis points.

We increased our overall financing debt (2013 Credit Agreement and Notes) by $71.5 million during the first half of 2013 with a balance outstanding of $692.5 million.

Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions. (See Item 1 - Note 8. Financing Debt)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $1.8 million as of June 30, 2013. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.

As of June 30, 2013, we have approximately $21.3 million in cash located outside the United States.

We expect our capital expenditures for the full year to be in the range of $40 million to $45 million, which includes approximately $15 million related to the consolidation of data centers.

Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements

Letters of credit. At June 30, 2013, we had posted letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.

Contractual Obligations

The table below summarizes the change in contractual obligations, as presented in our Annual Report on Form 10-K for the year ended December 31, 2012, as of June 30, 2013.

(in thousands)	Remaining 2013	2014	2015	2016	2017 and Thereafter	Total

Revolving line-of-credit	$—	$—	$—	$—	$—	$—

Term Loan	7,500	15,000	15,000	15,000	240,000	292,500
Interest payments on term loan	2,884	5,498	5,201	4,918	4,828	23,329
Loan origination fees on credit facility	841	1,648	1,633	1,630	1,710	7,462
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	9,500	19,000	19,000	19,000	115,582	182,082
Loan origination fees on notes offering	367	734	734	734	4,408	6,977

	$21,092	$41,880	$41,568	$41,282	$766,528	$912,350

Purchase of Treasury Shares

The following table presents stock repurchase program activity from January 1, 2013 through June 30, 2013 and January 1, 2012, through June 30, 2012:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	200.8	$11,288	240.3	$17,911	200.8	$11,288

Critical Accounting Policies and Estimates

We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Standards

See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2013. However, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. In addition to the risks identified in the 10-K, the Company has revised the following risk during the second quarter of 2013:

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

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences due to, but not limited to, the repatriation of cash and negative consequences from changes in or interpretations of tax laws;

•	local labor conditions and regulations; and

•	fluctuation in foreign currencies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over a 24 month period. In July 2008, our board of directors approved an increase of $75 million to the share repurchase authorization. In addition, our board of directors then extended the share repurchase program through July 25, 2013. We were authorized to purchase, in total, up to $150 million of our common stock. Share repurchases were to be made on the open market and could be commenced or suspended at any time.

We did not purchase shares of our common stock during the second quarter of 2013. The approximate dollar value of shares that were available to be purchased under the plans or programs was $19.4 million.

Item 6. Exhibits.

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	4.2	Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

	10.1	Transition Agreement by and between WEX Inc. and Michael E. Dubyak, dated April 29, 2013 (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2013, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

August 1, 2013	By:	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and CFO
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit No.		Description

	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	3.2	Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	4.1	Rights Agreement dated as of February 16, 2005, by and between Wright Express Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

	4.2	Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

	10.1	Transition Agreement by and between WEX Inc. and Michael E. Dubyak, dated April 29, 2013 (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2013, File No. 001-32426)

*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

*	32.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Label Linkbase Document

	101.PRE	XBRL Taxonomy Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.