Form 10-Q
period 2013-09-30
WEX Inc.
filed 2013-10-31
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32426
  _________________________________________

WEX INC.
(Exact name of registrant as specified in its charter)
  _________________________________________

Delaware	01-0526993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

97 Darling Avenue, South Portland, Maine	04106
(Address of principal executive offices)	(Zip Code)
(207) 773-8171
(Registrant’s telephone number, including area code)
 _________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2013
Common Stock, $0.01 par value per share	38,875,635 shares

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

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2013	December 31, 2012
		(As Adjusted)
Assets
Cash and cash equivalents	$391,171	$197,662
Accounts receivable (less reserve for credit losses of $8,954 in 2013 and $11,709 in 2012)	1,913,614	1,556,275
Available-for-sale securities	16,208	16,350
Fuel price derivatives, at fair value	488	—
Property, equipment and capitalized software (net of accumulated depreciation of $139,684 in 2013 and $125,659 in 2012)	70,097	60,097
Deferred income taxes, net	92,693	121,007
Goodwill	824,307	847,986
Other intangible assets, net	209,074	241,950
Other assets	139,805	90,538
Total assets	$3,657,457	$3,131,865
Liabilities and Stockholders’ Equity
Accounts payable	$706,927	$527,838
Accrued expenses	79,754	67,419
Income taxes payable	14,228	10,038
Deposits	1,158,196	890,345
Borrowed federal funds	—	48,400
Revolving line-of-credit facilities and term loan	288,750	621,000
Deferred income taxes, net	11,464	18,407
Notes outstanding	400,000	—
Amounts due under tax receivable agreement	79,705	86,550
Fuel price derivatives, at fair value	983	1,729
Other liabilities	15,822	20,546
Total liabilities	2,755,829	2,292,272
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 11)	19,762	21,662
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,897 in 2013 and 42,586 in 2012 shares issued; 38,982 in 2013 and 38,908 in 2012 shares outstanding	429	426
Additional paid-in capital	166,615	162,470
Retained earnings	845,051	730,311
Accumulated other comprehensive income	337	37,379
Less treasury stock at cost; 4,007 shares in 2013 and 3,766 in 2012	(130,566)	(112,655)
Total stockholders’ equity	881,866	817,931
Total liabilities and stockholders’ equity	$3,657,457	$3,131,865
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Fleet payment solutions	$136,874	$117,877	$393,953	$341,709
Other payment solutions	54,651	43,090	141,227	112,444
Total revenues	191,525	160,967	535,180	454,153
Expenses
Salary and other personnel	41,469	28,823	122,193	87,501
Service fees	29,352	28,968	79,765	74,046
Provision for credit losses	5,015	5,647	13,686	14,874
Technology leasing and support	6,799	4,577	18,712	13,718
Occupancy and equipment	3,822	3,032	11,818	9,062
Depreciation, amortization and impairment	14,160	27,877	43,268	50,591
Operating interest expense	976	1,243	3,205	3,430
Cost of hardware and equipment sold	1,055	759	3,266	2,270
Other	10,984	8,764	33,763	26,541
Total operating expenses	113,632	109,690	329,676	282,033
Operating income	77,893	51,277	205,504	172,120
Financing interest expense	(7,369)	(2,302)	(22,077)	(6,877)
Gain (loss) on foreign currency transactions	2,968	180	1,708	(312)
Net realized and unrealized loss on fuel price derivatives	(3,640)	(14,026)	(2,781)	(12,046)
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	—	—	9,750
Decrease in amount due under tax receivable agreement	150	—	150	—
Income before income taxes	70,002	35,129	182,504	162,635
Income taxes	26,224	20,845	68,097	94,780
Net income	43,778	14,284	114,407	67,855
Less: Net loss from noncontrolling interest	(60)	(14)	(333)	(14)
Net earnings attributable to WEX Inc.	$43,838	$14,298	$114,740	$67,869
Net earnings attributable to WEX Inc. per share:
Basic	$1.12	$0.37	$2.95	$1.75
Diluted	$1.12	$0.37	$2.93	$1.74
Weighted average common shares outstanding:
Basic	38,978	38,793	38,934	38,832
Diluted	39,081	38,995	39,102	39,084
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$43,778	$14,284	$114,407	$67,855
Changes in available-for-sale securities, net of tax effect of $(43) and $(289) in 2013 and $27 and $68 in 2012	(73)	44	(492)	114
Changes in interest rate swap, net of tax effect of $35 for the nine months ended 2012	—	—	—	60
Foreign currency translation	7,856	9,229	(38,117)	7,412
Comprehensive income	51,561	23,557	75,798	75,441
Less: comprehensive income (loss) attributable to noncontrolling interest	112	209	(1,900)	209
Comprehensive income attributable to WEX Inc.	$51,449	$23,348	$77,698	$75,232
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2011	42,252	$423	$146,282	$30,588	$(101,367)	$633,389	$709,315
Stock issued to employees exercising stock options	136	1	1,862	—	—	—	1,863
Tax benefit from employees’ stock option and restricted stock units	—	—	3,049	—	—	—	3,049
Stock issued to employees for vesting of restricted stock units	100	1	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	5,865	—	—	—	5,865
Purchase of shares of treasury stock	—	—	—	—	(11,288)	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $68	—	—	—	114	—	—	114
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	60
Foreign currency translation	—	—	—	7,189	—	—	7,189
Net earnings attributable to WEX Inc.	—	—	—	—	—	67,869	67,869
Balance at September 30, 2012	42,488	$425	$157,058	$37,951	$(112,655)	$701,258	$784,037
Balance at December 31, 2012	42,586	$426	$162,470	$37,379	$(112,655)	$730,311	$817,931
Stock issued to employees exercising stock options	70	1	1,671	—	—	—	1,672
Tax benefit from employees’ stock option and restricted stock units	—	—	6,509	—	—	—	6,509
Stock issued to employees for vesting of restricted stock units	241	2	(2)	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(4,033)	—	—	—	(4,033)
Purchase of shares of treasury stock	—	—	—	—	(17,911)	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(289)	—	—	—	(492)	—	—	(492)
Foreign currency translation	—	—	—	(36,550)	—	—	(36,550)
Net earnings attributable to WEX Inc.	—	—	—	—	—	114,740	114,740
Balance at September 30, 2013	42,897	$429	$166,615	$337	$(130,566)	$845,051	$881,866
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$114,407	$67,855
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	(1,234)	1,841
Stock-based compensation	6,882	8,806
Depreciation, amortization and impairment	45,021	35,604
Goodwill impairment	—	16,171
Deferred taxes	23,207	35,392
Provision for credit losses	13,686	14,874
Loss on disposal of property, equipment and capitalized software	637	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(384,715)	(306,350)
Other assets	(39,289)	(55,572)
Accounts payable	185,284	163,203
Accrued expenses	13,030	(5,755)
Income taxes	5,463	16,904
Other liabilities	(826)	(12,034)
Amounts due under tax receivable agreement	(6,841)	(6,245)
Net cash used for operating activities	(25,288)	(25,306)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(30,122)	(21,796)
Purchases of available-for-sale securities	(1,704)	(224)
Maturities of available-for-sale securities	1,065	1,228
Acquisitions, net of cash	—	(26,217)
Net cash used for investing activities	(30,761)	(47,009)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	6,509	3,049
Repurchase of share-based awards to satisfy tax withholdings	(10,917)	(2,941)
Proceeds from stock option exercises	1,671	1,862
Net change in deposits	267,859	512,456
Net change in borrowed federal funds	(48,400)	(6,900)
Other financing debt	(3,003)	(19,560)
Loan origination fee	(12,023)	—
Borrowings on notes outstanding	400,000	—
Net activity on 2011 revolving line-of-credit	(438,500)	12,200
Net activity on 2011 term loan	(182,500)	(7,500)
Net activity on 2013 term loan	288,750	—
Purchase of shares of treasury stock	(17,911)	(11,288)
Net cash provided by financing activities	251,535	481,378
Effect of exchange rate changes on cash and cash equivalents	(1,977)	449
Net change in cash and cash equivalents	193,509	409,512
Cash and cash equivalents, beginning of period	197,662	25,791
Cash and cash equivalents, end of period	$391,171	$435,303
Supplemental cash flow information
Interest paid	$20,291	$9,676
Income taxes paid	$33,013	$39,455
Significant non-cash transactions
Reduction of rapid! – estimated earn out	$—	$839
Acquisition of UNIK - estimated earn out	$—	$991
Increase in UNIK – estimated earn out	$198	$—

See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013. When used in these notes, the term “Company” means WEX Inc. and all entities included in the consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2013.
The Company adjusted the balance sheet amounts at December 31, 2012, where appropriate, to account for the measurement period adjustments related to the CorporatePay, UNIK and Fleet One purchase price allocations discussed in Note 3, Business Acquisitions, below.
The presentation of the Company’s consolidated balance sheet for the period ended December 31, 2012 has been corrected for an immaterial error in the classification of foreign deferred tax liabilities. As of December 31, 2012, the foreign jurisdiction deferred tax liability balance was erroneously netted with the domestic deferred tax asset balance and presented on the Consolidated Balance Sheet as a deferred tax asset. This correction of the error resulted in an increase in deferred tax assets and total assets of $18,407 and a corresponding increase in deferred tax liabilities, total liabilities, and total liabilities and stockholders’ equity of $18,407. The result of this correction did not impact the Company’s consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for any period presented.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings, approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the condensed consolidated balance sheet.
The notes outstanding as of September 30, 2013, have a carrying value of $400,000 and fair value of $360,000. The fair value is based on market rates for the issuance of debt.

2.	New Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11"). The amendments in ASU 2013-11 require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when the following exist: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, and (ii) the entity does not intend to use the deferred tax asset for this purpose (provided the tax law permits a choice). If either of these conditions exists, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on its results of operations when adopted in 2014.
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
Acquisition of CorporatePay
On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately GBP17,000 (US$27,783 at the time of the acquisition), net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solutions segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the CorporatePay acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in accounts receivable of $508, a decrease in deferred taxes of $32, an increase in intangible assets of $140, a decrease in goodwill of $247, and an increase in accrued expenses of $369. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuations of all assets and liabilities have been finalized.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash)	$27,783
Less:
Accounts receivable	1,585
Accounts payable	(629)
Other tangible liabilities, net	(4,040)
Acquired software(a)	8,233
Customer relationships(b)	1,614
Trademarks and trade name(c)	1,453
Recorded goodwill	$19,567

(a)	Weighted average life – 6.2 years.

(b)	Weighted average life – 6.3 years.

(c)	Weighted average life – 5.3 years.
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
The investment was achieved through the purchase of newly issued shares of UNIK for approximately R$44,800 (approximately US$22,800, at the time of the acquisition). The purchase agreement also includes a contingent consideration component based on performance milestones. Although the contingent consideration was not capped, the Company estimated the amount of the liability, at the time of acquisition, to be approximately R$2,000 (approximately US$1,000). On June 30, 2013, the Company revised the estimate based on current performance milestones to be approximately US$511, which was paid on July 1, 2013. The agreement further provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally, the purchase agreement provides the noncontrolling shareholders with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Subsequent to the acquisition of UNIK, UNIK paid down approximately US$19,600 of existing financing debt. As of September 30, 2013, UNIK has approximately US$6,764 of financing debt, classified in other liabilities on the Company’s condensed consolidated balance sheets.
During the third quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. Goodwill associated with the transaction is not expected to be deductible for income tax purposes. In addition, the Company has recognized and measured a redeemable noncontrolling interest. The redeemable noncontrolling interest represents the portion of UNIK’s net assets owned by the

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

noncontrolling shareholders and is presented in the mezzanine section on the Company’s condensed consolidated balance sheets. During the third quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the UNIK acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in deferred taxes of $2,243, an increase in goodwill of $4,355, and an increase in accrued expenses of $6,598. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuations of all assets and liabilities have been finalized.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Total UNIK value	$44,701
Less: Redeemable noncontrolling interest	21,904
Total purchase price (includes estimated earn out of $991)	$22,797
Less:
Cash	1,566
Accounts receivable	11,726
Accounts payable	(12,640)
Other tangible liabilities, net	(36,866)
Acquired software(a)	14,193
Customer relationships(b)	15,171
Trademarks and trade name(c)	1,272
Recorded goodwill	$28,375

(a)	Weighted average life – 6.2 years.

(b)	Weighted average life – 5.9 years.

(c)	Weighted average life – 5.5 years.
Acquisition of Fleet One
On October 4, 2012, the Company acquired certain assets of Fleet One, a privately-held provider of value-based business payment processing and information management solutions. The Company purchased Fleet One to expand its fuel card and fleet management information services, as well as to accelerate its presence in the over the road market.
During the fourth quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the third quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the Fleet One acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an decrease in accounts receivable of $47, an increase in deferred taxes of $261, a decrease in goodwill of $407, a decrease in taxes payable of $113 and a decrease in accrued expenses of $80. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuations of all assets and liabilities have been finalized.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash)	$376,258
Less:
Accounts receivable	152,527
Accounts payable	(151,647)
Other tangible liabilities, net	(693)
Acquired software(a)	35,000
Customer relationships(b)	74,000
Trademarks and trade name(c)	4,000
Recorded goodwill	$263,071

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
The following table presents the Company’s aging of accounts receivable:

	Age Analysis of Past Due Financing Receivables, Gross as of September 30, 2013, and September 30, 2012
	Current and Less Than 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total
2013
Accounts receivable, trade	$1,852,563	$50,691	$10,718	$8,596	$1,922,568
Percent of total	96.4%	2.6%	0.6%	0.4%
2012
Accounts receivable, trade	$1,595,483	$32,031	$6,123	$7,130	$1,640,767
Percent of total	97.2%	2.0%	0.4%	0.4%
The following table presents changes in reserves for credit losses related to accounts receivable:

	Nine months ended September 30,
	2013	2012
Balance, beginning of period	$11,709	$11,526
Provision for credit losses	13,686	14,874
Charge-offs	(21,150)	(20,397)
Recoveries of amounts previously charged-off	5,031	4,065
Currency translation	(322)	—
Balance, end of period	$8,954	$10,068

5.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first nine months of 2013 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2013, as adjusted	$779,654	$85,840	$865,494
Impact of foreign currency translation	(21,123)	(2,556)	(23,679)
Gross goodwill, September 30, 2013	758,531	83,284	841,815
Accumulated impairment, September 30, 2013	(1,337)	(16,171)	(17,508)
Net goodwill, September 30, 2013	$757,194	$67,113	$824,307

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The Company had no impairments to goodwill during the nine months ended September 30, 2013.
Other Intangible Assets
The changes in other intangible assets during the first nine months of 2013 were as follows:

	Net Carrying Amount, January 1, 2013	Transfer from indefinite-lived intangible assets to definite-lived intangible assets	Amortization	Impact of foreign currency translation	Net Carrying Amount, September 30, 2013
	(As adjusted)
Definite-lived intangible assets
Acquired software	$71,343	$—	$(6,350)	$(1,584)	$63,409
Customer relationships	150,290	—	(17,264)	(5,819)	127,207
Patent	2,365	—	(341)	(176)	1,848
Trade names	7,407	2,421	(609)	(116)	9,103
Indefinite-lived intangible assets					—
Trademarks and trade names	10,545	(2,421)	—	(617)	7,507
Total	$241,950	$—	$(24,564)	$(8,312)	$209,074
The Company adjusted the balance sheet amount for goodwill and intangible assets at December 31, 2012, to account for the measurement period adjustments related to the CorporatePay, UNIK and Fleet One purchase price allocations.
During the third quarter of 2013, the Company determined that the intangible asset recorded for the trade name associated with Wright Express Corporation should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to the current re-branding efforts of changing from the Wright Express brand to the WEX brand initiated domestically and abroad. The Company determined a 10 year life would be appropriate in conjunction with the re-branding strategy initiated during the third quarter of this year.
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2013 and for each of the five succeeding fiscal years:

Estimated Amortization Expense
Remaining 2013	$8,188
2014	$31,541
2015	$28,918
2016	$25,360
2017	$21,625
2018	$18,606
 Other intangible assets consist of the following:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$84,023	$(20,614)	$63,409	$86,527	$(15,184)	$71,343
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	192,846	(65,639)	127,207	202,061	(51,771)	150,290
Patent	3,083	(1,235)	1,848	3,430	(1,065)	2,365
Trademarks and trade names	10,137	(1,034)	9,103	7,827	(420)	7,407
	$290,189	$(88,622)	201,567	$299,945	$(68,540)	231,405
Indefinite-lived intangible assets
Trademarks and trade names			7,507			10,545
Total			$209,074			$241,950

6.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$43,838	$14,298	$114,740	$67,869
Weighted average common shares outstanding – Basic	38,978	38,793	38,934	38,832
Unvested restricted stock units	74	96	125	130
Stock options	29	106	43	122
Weighted average common shares outstanding – Diluted	39,081	38,995	39,102	39,084
No shares were considered anti-dilutive during the periods reported.

7.	Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is commodity price risk. The Company enters into put and call option contracts related to the Company’s commodity price risk, which are based on the wholesale price of gasoline and retail price of diesel fuel and settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. In 2010, the Company entered into an interest rate swap arrangement designed as a cash flow hedge to reduce a portion of the variability of the interest payments under the existing credit agreement borrowings. The interest rate swap agreement expired in March of 2012.
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

Cash Flow Hedges

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. As of September 30, 2013, the Company had no outstanding cash flow hedges.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2013, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling October 2013 – March 2015	36,953
Fuel price derivative instruments – diesel
Option contracts settling October 2013 – March 2015	17,402
Total fuel price derivative instruments	54,355

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygen Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Fuel price derivatives, at fair value	$488	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	$983	Fuel price derivatives, at fair value	$1,729
The following tables present information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended September 30,
	Income on Derivative	2013	2012
Commodity contracts	Net realized and unrealized loss on fuel price derivatives	$(3,640)	$(14,026)

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$—	$60	Financing interest expense	$—	$(109)	Financing interest expense	$—	$—

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine months ended September 30,
Derivatives Not Designated as Hedging Instruments		2013	2012
Commodity contracts	Net realized and unrealized loss on fuel price derivatives	$(2,781)	$(12,046)

(a)	The amount of gain or (loss) recognized in other comprehensive income ("OCI") on the Company’s interest rate swap arrangements has been recorded net of tax impact of $35 in 2012.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

8.	Financing Debt
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
The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700,000. The reduction was required due to the completion of the $400,000, 4.75 percent senior notes due in 2023, described below.
$400 Million Note Offering
On January 18, 2013, the Company completed a $400,000 offering in aggregate principal amount of 4.75 percent senior notes due in 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 18, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 18, 2013 (the “Indenture”) among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Notes mature on February 1, 2023, and interest accrues at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.

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
Prior to February 1, 2018, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.0 percent of the principal amount of such Notes redeemed plus a “make-whole” premium (as described in the Indenture), together with any accrued and unpaid interest up to the date of redemption.
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
Upon the occurrence of a change in control of the Company (as described in the Indenture), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest up to the date of repurchase.
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
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of September 30, 2013:

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$867	$—	$867	$—
Asset-backed securities	1,490	—	1,490	—
Municipal bonds	535	—	535	—
Equity securities	13,316	13,316	—	—
Total available-for-sale securities	$16,208	$13,316	$2,892	$—
Executive deferred compensation plan trust (a)	$4,048	$4,048	$—	$—
Fuel price derivatives – unleaded fuel (b)	$22	$—	$22	$—

Liabilities:
Fuel price derivatives – diesel (b)	517	—	—	517

(a)	The fair value of these instruments is recorded in other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.
The Notes outstanding at September 30, 2013, have a carrying value of $400,000 and fair value of $360,000. The fair value is based on market rates for the issuance of debt.

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
The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	September 30, 2013	September 30, 2012
	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$498	$—	$3,398
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(1,015)	—	(3,812)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	(991)	—
Transfers (in)/out of Level 3	—	—	—
Ending balance	$(517)	$(991)	$(414)

(a)
Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the three months ended September 30, 2013 and 2012, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the three months ended September 30, 2012, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended:

	September 30, 2013		September 30, 2012
	Contingent Consideration	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(313)	$(107)	$(9,325)	$(25)
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(198)	(410)	839	(389)
Included in other comprehensive income	—	—	—	—
Purchases, issuances and settlements	—	—	(991)	—
Transfers (in)/out of Level 3	511	—	8,486	—
Ending balance	$—	$(517)	$(991)	$(414)

(a)
Gains and losses (realized and unrealized), associated with fuel price derivatives, included in earnings for the nine months ended September 30, 2013 and 2012, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the nine months ended September 30, 2013 and 2012, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of September 30, 2013, are as follows:

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$(517)	Option model	Future retail price of diesel fuel after September 30, 2013	$3.71 – 3.94

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the fourth quarter of 2013 through the first quarter of 2015. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
Contingent consideration
The Company had classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period. These assumptions included assessing the probability of meeting certain milestones required to earn the contingent consideration.
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

10.	Comprehensive Income
A reconciliation of comprehensive income for the three month period ended September 30, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(222)	$(7,052)	$270	$28,631
Other comprehensive (loss) income	(73)	7,684	44	9,006
Ending balance	$(295)	$632	$314	$37,637
No amounts were reclassified from accumulated other comprehensive income in the periods presented.
A reconciliation of comprehensive income for the nine month period ended September 30, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$197	$37,182	$200	$30,448
Other comprehensive (loss) income	(492)	(36,550)	114	7,189
Ending balance	$(295)	$632	$314	$37,637
No amounts were reclassified from accumulated other comprehensive income in the periods presented.

11.	Redeemable noncontrolling interest
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. Redeemable noncontrolling interest is measured at fair value at the date of acquisition. The redeemable noncontrolling interest is reported on the Company’s condensed consolidated balance sheets as “Redeemable noncontrolling interest."
A reconciliation of redeemable noncontrolling interest for the three and nine month periods ended September 30, 2013 and September 30, 2012, is as follows:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$19,650	—	21,662	—
Acquisition of subsidiary at fair value	—	21,904	—	21,904
Net loss attributable to noncontrolling interest	(60)	(14)	(333)	(14)
Currency translation adjustment	172	223	(1,567)	223
Ending balance	$19,762	22,113	19,762	22,113

12.	Stock-Based Compensation
During the first quarter of 2013, the Company awarded restricted stock units and performance-based restricted stock units to employees under the 2010 Equity and Incentive Plan. Expense associated with the performance-based restricted stock units may increase or decrease due to changes in the probability of the Company achieving pre-established performance metrics. For the nine months ended September 30, 2013, total stock-based compensation expense recognized was approximately $6,882. As of September 30, 2013, total unrecognized compensation cost related to non-vested restricted stock units, and performance-based restricted stock units was approximately $10,606 to be recognized over the remaining vesting periods of these awards.

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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $2,507 at September 30, 2013, and $1,756 at December 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

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
The following table presents the Company’s reportable segment results on an adjusted net income basis for the three months ended September 30, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Three months ended September 30, 2013
Fleet payment solutions	$136,874	$427	$5,767	$21,726	35,119
Other payment solutions	54,651	549	342	7,577	15,303
Total	$191,525	$976	$6,109	$29,303	50,422
Three months ended September 30, 2012
Fleet payment solutions	$117,877	$838	$5,856	$21,874	$33,641
Other payment solutions	43,090	404	441	5,589	8,394
Total	$160,967	$1,242	$6,297	$27,463	$42,035
The following table presents the Company’s reportable segment results on an adjusted net income basis for the nine months ended September 30, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Nine months ended September 30, 2013
Fleet payment solutions	$393,953	$1,392	$17,358	$58,474	99,950
Other payment solutions	141,227	1,813	1,346	17,128	29,840
Total	$535,180	$3,205	$18,704	$75,602	129,790
Nine months ended September 30, 2012
Fleet payment solutions	$341,709	$2,685	$17,699	$56,027	$94,169
Other payment solutions	112,444	744	1,241	13,607	22,512
Total	$454,153	$3,429	$18,940	$69,634	$116,681

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

 The following table reconciles adjusted net income to net income:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Adjusted net income WEX Inc.	$50,422	$42,035	$129,790	$116,681
Unrealized (loss) gains on fuel price derivatives	(2,733)	(12,849)	1,234	(1,841)
Amortization of acquired intangible assets	(8,051)	(5,411)	(24,564)	(15,481)
Goodwill impairment	—	(16,171)	—	(16,171)
Deferred loan costs associated with the extinguishment of debt	—	—	(1,004)	—
Non-cash adjustments related to tax receivable agreement	150	—	150	—
Change in tax refund due to former shareholders of RD Card Holding Australia	—	—	—	9,750
Other adjustments related to Fleet One acquisition	658	—	658	—
ANI adjustments attributable to noncontrolling interest	313	77	971	77
Tax impact	3,079	6,617	7,505	(25,146)
Net earnings attributable to WEX Inc.	$43,838	$14,298	$114,740	$67,869
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

Summary
Below are selected items from the third quarter of 2013:

•	Corporate charge card purchase volume grew by approximately $771.5 million to $4.0 billion for the third quarter of 2013, an increase of 24% over the same period in the prior year.

•
Average number of vehicles serviced increased 9.5 percent from the third quarter of 2012 to approximately 7.6 million for the third quarter of 2013, primarily due to the acquisition of Fleet One during the fourth quarter of 2012.

•
Total fuel transactions processed increased 12.7 percent from the third quarter of 2012 to 96.7 million for the third quarter of 2013. Total payment processing transactions increased 15.8 percent to 76.6 million for the third quarter of 2013 as compared to the same quarter in 2012. Approximately half the growth was due to the acquisition of FleetOne and the remainder was due to organic growth. Transaction processing transactions increased 2.5 percent to 20.1 million for the third quarter of 2013, over the same period in the prior year.

•
Average expenditure per payment processing transaction increased 16 percent to $85.43 for the third quarter of 2013, from $73.59 for the same period in the prior year. This increase was driven by our Fleet One acquisition. Fleet One services large trucking customers who spend more dollars per transaction. The average U.S. fuel price per gallon during the third quarter of 2013, was $3.70 for North America, a 1 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the third quarter of 2013, was US$5.30, a 2 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Payment Solutions segment was $5.0 million during the third quarter of 2013, as compared to $5.4 million during the third quarter of 2012. While volume increased 34 percent in the third quarter of 2013, as compared to the same quarter last year, our credit losses were 7.6 basis points of fuel expenditures for the third quarter of 2013, as compared to 11.1 basis points of fuel expenditures for the same period last year.

•	Realized losses on our fuel price derivatives during the third quarter of 2013 were $0.9 million as compared to realized losses of $1.2 million for the same period in the prior year.

•
During the third quarter, we announced that our Board of Directors has authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Revenues
Payment processing revenue	$91,273	$78,803	$12,470	16%	$262,889	$231,109	$31,780	14%
Transaction processing revenue	5,044	4,097	947	23%	14,551	12,235	2,316	19%
Account servicing revenue	19,069	17,657	1,412	8%	56,247	48,592	7,655	16%
Finance fees	15,688	12,604	3,084	24%	42,669	35,422	7,247	20%
Other	5,800	4,716	1,084	23%	17,597	14,351	3,246	23%
Total revenues	136,874	117,877	18,997	16%	393,953	341,709	52,244	15%
Total operating expenses	78,483	62,964	15,519	25%	230,956	186,329	44,627	24%
Operating income	58,391	54,913	3,478	6%	162,997	155,380	7,617	5%
Gain (loss) on foreign currency transactions	558	(33)	591	NM	442	(410)	852	NM
Financing interest expense (a)	(7,369)	(2,302)	(5,067)	220%	(22,076)	(6,877)	(15,199)	221%
Increase (decrease) in tax refund due to former shareholders of RD Card Holdings Australia	—	—	—	—	—	6,968	(6,968)	(100)%
Net realized and unrealized (losses) gains on derivative instruments (a)	(3,640)	(14,026)	10,386	(74)%	(2,781)	(12,046)	9,265	(77)%
Decrease in amount due under tax receivable agreement	150	—	150	NM	150	—	150	NM
Income before income taxes	48,090	38,552	9,538	25%	138,732	143,015	(4,283)	(3)%
Income taxes	18,367	15,652	2,715	17%	52,002	77,387	(25,385)	(33)%
Net income	$29,723	$22,900	$6,823	30%	$86,730	$65,628	$21,102	32%
(in thousands, except per transaction and per gallon data)
Key operating statistics
Payment processing revenue:
Payment processing transactions	76,578	66,155	10,423	16%	219,117	190,624	28,493	15%
Average expenditure per payment processing transaction	$85.43	$73.59	$11.84	16%	$86.18	$74.47	$11.71	16%
Average price per gallon of fuel
- Domestic – ($/gal)	$3.70	$3.74	$(0.04)	(1)%	$3.72	$3.75	$(0.03)	(1)%
- Australia – ($USD/gal)	$5.30	$5.42	$(0.12)	(2)%	$5.42	$5.60	$(0.18)	(3)%
Transaction processing revenue:
Transaction processing transactions	20,081	19,591	490	3%	58,554	57,687	867	2%
Account servicing revenue:
Average number of vehicles serviced	7,560	6,902	658	10%	7,490	6,775	715	11%
(a) Financing interest expense through our Corporate debt including the term loan and bond issuance, as well as net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

NM Not meaningful
Revenues
Payment processing revenue increased $12.5 million for the third quarter of 2013 as compared to the third quarter of 2012 and $31.8 million for the first nine months of 2013 as compared to the same period in the prior year. These increases are due to the organic growth from our domestic fleet business and the acquisition of Fleet One during the fourth quarter of 2012, partially offset by a reduction in fuel prices as compared to the same periods in the prior year.
Our account servicing revenue increased $1.4 million for the third quarter of 2013 as compared to the same period in 2012 and increased $7.7 million for the first nine months of 2013, as compared to the same periods in the prior year. These increases for the third quarter and the first nine months of 2013 as compared to the same periods in the prior year were due to the acquisition of Fleet One during the fourth quarter of 2012 as well as an increase in WEXSmart unit service revenue and were partially offset by a contract renewal in Australia that altered the timing of revenue recognition.
Our finance fees revenue increased $3.1 million for the third quarter of 2013 as compared to the same period in 2012 and increased $7.2 million for the first nine months of 2013, as compared to the same period in 2012. These increases are primarily due to the acquisition of Fleet One during the fourth quarter of 2012, as well as an increase from late fees charged to customers for overdue balances. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increases in late fees is primarily due to an increase in the minimum late fee payment during the third quarter of 2013 and higher accounts receivable balances, as a result of higher transaction volume, not due to deterioration in customer payment behavior.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended September 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Expense
Salary and other personnel	$35,134	$24,458	$10,676	44%
Provision for credit losses	$4,973	$5,420	$(447)	(8)%
Technology leasing and support	$4,536	$2,728	$1,808	66%
Depreciation, amortization and impairment	$12,599	$9,966	$2,633	26%
Changes in operating expenses for the third quarter of 2013, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $10.7 million for the third quarter of 2013 as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012 as well as an increase in headcount as we expand our sales and support personnel.
We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions (“fuel expenditures”). This metric for credit losses was 7.6 basis points of fuel expenditures for the third quarter of 2013, compared to 11.1 basis points of fuel expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Technology leasing and support expenses increased $1.8 million for the third quarter of 2013 as compared to the same period in the prior year. The increase is primarily the result of additional software maintenance costs associated with new license agreements.
Depreciation and amortization expenses increased $2.6 million for the third quarter of 2013 as compared to the same period in the prior year. This increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, most of which is due to the amortization of intangible assets.

The following table compares selected expense line items within our Fleet Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Expense
Salary and other personnel	$102,254	$76,057	$26,197	34%
Service fees	$22,063	$20,920	$1,143	5%
Provision for credit losses	$13,679	$13,234	$445	3%
Technology leasing and support	$12,116	$8,568	$3,548	41%
Occupancy and equipment	$9,916	$8,390	$1,526	18%
Depreciation, amortization and impairment	$38,090	$30,004	$8,086	27%
Changes in operating expenses for the first nine months of 2013, as compared to the corresponding period in the prior year, include the following:
Salary and other personnel expenses increased $26.2 million for the first nine months of 2013 as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, which contributed approximately $17.2 million in salary and other personnel expense. The remaining increase in salary and other personnel expense for the first nine months of 2013, as compared to the same period in the prior year, is primarily due to increases in headcount as we expand our sales and support personnel.
Service fees increased $1.1 million for the first nine months of 2013 as compared to the same period last year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012.
Credit losses were 7.2 basis points of Fuel Expenditures for the first nine months of 2013 as compared to 9.3 basis points of Fuel Expenditures for the same period last year. While overall spend volume increased 33 percent as compared to the same period in the prior year, the expense for credit loss increased only slightly, due to improvements in credit quality and a reduction of charge offs during the first nine months of 2013, as compared to same period in the prior year.
Technology leasing and support expenses increased $3.5 million for the first nine months of 2013 as compared to the same period in the prior year. The increase is primarily the result of additional software maintenance costs associated with new license agreements.
Occupancy and equipment expenses increased $1.5 million for the first nine months of 2013 as compared to the same period in the prior year. The increase is primarily the result of additional costs associated with investment in a new data processing center.
Depreciation and amortization expenses increased $8.1 million for the first nine months of 2013 as compared to the same period in the prior year. The increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012, primarily from the amortization of intangible assets.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2013	2012	2013	2012
Fuel price derivatives, at fair value, beginning of period	$2,238	$11,003	$(1,729)	$(5)
Net change in fair value	(3,640)	(14,026)	(2,781)	(12,046)
Cash payments on settlement	907	1,177	4,015	10,205
Fuel price derivatives, at fair value, end of period	$(495)	$(1,846)	$(495)	$(1,846)
Collar range:
Floor	$3.47	$3.45	$3.44	$3.29
Ceiling	$3.53	$3.51	$3.50	$3.35
Domestic average fuel price, beginning of period	$3.61	$3.47	$3.49	$3.45
Domestic average fuel price, end of period	$3.66	$3.89	$3.66	$3.89
Changes in fuel price derivatives for the three and nine months ended September 30, 2013, as compared to the corresponding periods a year ago are attributable to the movements in fuel prices in the corresponding periods. As of September 30, 2013, the projected future price of fuel is above the average future floor price of our derivatives, resulting in a net liability on our balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for Wright Express Australia as the earnings exposure to fuel price movements in Australia is typically more limited than it is domestically.
Financing interest expense
Financing interest expense increased $5.1 million for the third quarter of 2013 as compared to the third quarter of the prior year and increased $15.2 million for the first nine months of 2013, as compared to the corresponding periods in the prior year. This increase is primarily the result of higher interest rates associated with our $400 million 4.75% fixed rate on notes outstanding issued on January 30, 2013, (the "Notes"). The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which had a variable interest rate that was lower at the time of repayment. Financing interest expense for the first quarter of 2013 includes a $1 million write-off of deferred loan fees associated with the extinguishment of debt.
Effective tax rates
Our effective tax rate for our Fleet Payment Solutions segment is 38.2 percent for the third quarter of 2013 and 40.6 percent for the third quarter of 2012. Our effective tax rate is 37.5 percent for the first nine months of 2013 and 54.1 percent for the first nine months of 2012. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except corporate charge card purchase volume in millions)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Revenues
Payment processing revenue	$39,314	$29,653	$9,661	33%	$99,941	$75,731	$24,210	32%
Transaction processing revenue	1,000	1,531	(531)	(35)%	3,763	5,128	(1,365)	(27)%
Account servicing revenue	3,092	1,627	1,465	90%	8,383	3,891	4,492	115%
Finance fees	1,618	521	1,097	211%	4,777	840	3,937	469%
Other	9,627	9,758	(131)	(1)%	24,363	26,854	(2,491)	(9)%
Total revenues	54,651	43,090	11,561	27%	141,227	112,444	28,783	26%
Total operating expenses	35,149	46,726	(11,577)	(25)%	98,720	95,704	3,016	3%
Operating income	19,502	(3,636)	23,138	(636)%	42,507	16,740	25,767	154%
Gain on foreign currency transactions	2,410	213	2,197	NM	1,266	98	1,168	NM
Financing interest expense	—	—	—	—	(1)	—	(1)	—%
Decrease in tax refund due to former shareholders of RD Card Holdings Australia	—	—	—	—	—	2,782	(2,782)	(100)%
Income before income taxes	21,912	(3,423)	25,335	(740)%	43,772	19,620	24,152	123%
Income taxes	7,857	5,193	2,664	51%	16,095	17,393	(1,298)	(7)%
Net income	14,055	$(8,616)	$22,671	(263)%	$27,677	$2,227	$25,450	1,143%
Less: Net loss from noncontrolling interest	(60)	(14)	(46)	NM	(333)	(14)	(319)	NM
Net earnings attributable to WEX Inc.	$14,115	$(8,602)	$22,717	(264)%	$28,010	$2,241	$25,769	1,150%
(in thousands)
Key operating statistics
Payment processing revenue:
Worldwide corporate charge card purchase volume	$3,954	$3,182	$772	24%	$9,771	$8,194	$1,577	19%
NM Not meaningful
Revenues
Payment processing revenue increased $9.7 million for the third quarter of 2013 as compared to the same period in the prior year, and increased $24.2 million for the first nine months of 2013 as compared to the same period in the prior year. The primary driver of the increase in the third quarter of 2013 as compared to the third quarter of 2012 is higher corporate charge card purchase volume from our virtual product. Additionally, we experienced an increase in the charge card net interchange rate of 5 basis points for the third quarter of 2013 as compared to the same quarter in the prior year, primarily due to customer specific incentives from our network provider. These increases also drove the increase in payment processing revenues for the first nine months of 2013 as compared to the same period in 2012.

Account servicing revenue increased $1.5 million for the third quarter of 2013 as compared to the same period in the prior year and increased $4.5 million for the first nine months of 2013 as compared to the same period in the prior year. The increases are primarily due to the acquisition of UNIK during the third quarter of 2012.
Finance fee revenue increased $1.1 million for the third quarter of 2013 as compared to the same period in the prior year and increased $3.9 million or the first nine months of 2013 as compared to the same period in the prior year. The increases are primarily due to the acquisition of UNIK during the third quarter of 2012.
Other revenue for the third quarter of 2013, decreased approximately $0.1 million as compared to the same period in the prior year, and decreased $2.5 million for the first nine months of 2013 as compared to the same period in the prior year. These decreases are primarily due to decreased fees related to cross border charges.
On November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/VISA merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions will be reduced by 10 basis points for a period of 8 months, beginning on July 29, 2013. This resulted in a revenue reduction of approximately $1.6 million in the third quarter of 2013.
Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended September 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Expense
Salary and other personnel	$6,335	$4,365	$1,970	45%
Service fees	$21,434	$20,634	$800	4%
Technology leasing, support and occupancy and equipment	$2,763	$2,139	$624	29%
Depreciation, amortization and impairment	$1,561	$17,912	$(16,351)	(91)%
Salary and other personnel expenses increased $2.0 million for the third quarter of 2013 as compared to the same period last year. The increase is primarily due to the acquisition of UNIK during the third quarter of 2012 and to additional headcount as we expand our sales personnel.
Service fees increased $0.8 million during the third quarter of 2013 as compared to the same period in the prior year primarily due to our acquisition of UNIK in the third quarter of 2012.
The increase in expenses of $0.6 million for technology leasing and support and occupancy and equipment during the third quarter of 2013 as compared to the same period last year is primarily due to additional volume associated with our virtual card product.
Depreciation and amortization expense decreased $16.4 million for the third quarter of 2013 as compared to the same period in the prior year. This decrease is primarily due to the $16.2 million goodwill impairment loss related to the purchase of Wright Express Prepaid Australia that was recorded in the third quarter of 2012.
The following table compares selected expense line items within our Other Payment Solutions segment for the nine months ended September 30:

			Increase (decrease)
(in thousands)	2013	2012	Amount	Percent
Expense
Salary and other personnel	$19,939	$11,444	$8,495	74%
Service fees	$57,702	$53,126	$4,576	9%
Provision for credit losses	$7	$1,640	$(1,633)	(100)%
Technology leasing, support and occupancy and equipment	$8,498	$5,822	$2,676	46%
Depreciation, amortization and impairment	$5,178	$20,587	$(15,409)	(75)%
Other	$5,539	$2,240	$3,299	147%
Salary and other personnel expenses increased $8.5 million for the first nine months of 2013 as compared to the same period last year. The increase is primarily due to the acquisition of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $6.6 million in salary and other personnel expense. The remaining increase is primarily due to additional headcount as we expand our sales personnel.

Service fees increased $4.6 million during the first nine months of 2013 as compared to the same period in the prior year. The increase is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012, which contributed approximately $3.7 million in service fees expense during the first nine months of 2013. The remaining increase is due to higher spend volumes as compared to the same period in the prior year partially offset by lower crossborder fees.
The provision for credit losses decreased $1.6 million during the first nine months of 2013 as compared to the same period in the prior year primarily due to a $0.9 million bankruptcy of a single customer during the first quarter of 2012.
The increase in expenses of $2.7 million for technology leasing and support and occupancy and equipment during the first nine months of 2013 as compared to the same period last year is primarily due to additional volume associated with our virtual card product.
Depreciation and amortization expense decreased $15.4 million for the first nine months of 2013 as compared to the same period in the prior year. This decrease is primarily due to the $16.2 million goodwill impairment loss associated with our Wright Express Prepaid Australia operations during the third quarter of 2012.
Other expenses increased $3.3 million during the first nine months of 2013 as compared to the same period in the prior year. This change is primarily due to the acquisitions of CorporatePay during the second quarter of 2012 and UNIK during the third quarter of 2012. The remaining increase is due to the impact of an $0.8 million reduction in our estimated liability for earn out payments related to the rapid! Paycard acquisition. This adjustment was recorded as a reduction to other expense during the first quarter of 2012.
Gain on foreign currency translations
During 2013, in order to reduce expenses resulting from crossborder fees, WEX Bank established cash accounts outside of the United States and settled certain transactions in foreign currencies. Changes in these foreign currencies due to exchange rates result in gains or losses which are reflected in our statements of income. Changes in exchange rates resulted in a $2.4 million gain for the third quarter of 2013 and a $1.3 million gain for the first nine months of 2013.
Effective tax rates
Our effective tax rate for our Other Payment Solutions segment was 35.9 percent for the third quarter of 2013. Our effective tax rate was 36.8 percent for the first nine months of 2013 and 88.6 percent for the first nine months of 2012. During the second quarter of 2012, we recorded a charge of approximately $4.7 million due to the impact of tax legislation enacted on June 29, 2012, in Australia. This legislation affected our ability to take future tax deductions related to certain amortizable intangibles.

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
Our GAAP operating activities cash flow provided approximately $25.3 million of outflows in the first nine months of 2013, and management operating cash provided approximately $194.2 million of inflows in the first nine months of 2013. While GAAP operating activities cash flows showed a use of $25.3 million in the first nine months of 2012, management operating cash moved in the opposite direction providing approximately $480.3 million of inflows. The increase in deposits for the nine months ended September 30, 2012, is a result of the implementation of the Higher One Program during 2012.
In addition to the $194.2 million of management operating cash we generated during the first nine months of 2013, we increased our overall financing debt by $67.8 million as we completed a $400 million note offering and increased the outstanding amount of our term note. We used funds generated from the note offering and the increase in term note to pay down the balance of our revolving credit facility. We also purchased $17.9 million in treasury shares during the first quarter of 2013.
Management Operating Cash

The table below reconciles net cash used for operating activities to change in management operating cash:

	Nine months ended September 30,
	2013	2012
Net cash used for operating activities	$(25,288)	$(25,306)
Net change in deposits	267,859	512,456
Net change in borrowed federal funds	(48,400)	(6,900)
Change in management operating cash	$194,171	$480,250
WEX Bank utilizes Brokered Deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.35 percent to 0.75 percent as of September 30, 2013. As of September 30, 2013, we had approximately $232.6 million of certificates of deposit deposits outstanding, compared to $391.6 million of certificates of deposits outstanding as of September 30, 2012. Certificates of deposit are subject to regulatory capital requirements.
As of September 30, 2013, we had approximately $222.1 million of interest-bearing money market deposits at a weighted average rate of 0.26 percent, compared to $123.5 million of interest-bearing money market deposits at September 30, 2012, at a weighted average rate of 0.42 percent. WEX Bank also has non-interest bearing NOW account deposits. As of September 30, 2013, we had $685.1 million of non-interest bearing NOW account deposits and $18.4 million on non-interest bearing customer deposits outstanding. As of September 30, 2012, we had $678.8 million of non-interest bearing NOW account deposits and $12.3 million on non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
At both September 30, 2013 and 2012, we had no outstanding balance on our federal funds line of credit and approximately $140.0 million of available credit.
Liquidity
We continue to have access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first nine months of 2013 increased by approximately $193.5 million, as deposits and borrowed federal funds increased approximately $219.5 million and our financing debt increased approximately $67.8 million. Our accounts receivable increased approximately $384.7 million and our accounts payable increased approximately $185.3 million, primarily due to volume increases. During the first quarter of 2013, we purchased approximately $17.9 million in treasury shares.
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. At September 30, 2013, approximately 96.4 percent of the outstanding balance of $1,923 million, was less than 30 days past due and approximately 99.0 percent of the outstanding balance was less than 60 days past due. At December 31, 2012, approximately 96.0 percent of the outstanding balance of $1,568 million, was less than 30 days past due and approximately 99.0 percent of the outstanding balance was less than 60 days past due.
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
The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185 million to $300 million and increased the amount of the revolving loan from $700 million to $800 million. On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023 at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. As a result, on January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700 million.

As of September 30, 2013, we have approximately 4.25 years left on our $700 million revolving credit facility and have no borrowings against it. Outstanding debt under our amortizing term loan arrangement which expires in January of 2018, totaled $289 million at September 30, 2013. As of September 30, 2013, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 175 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 175 basis points or (b) the prime rate plus 75 basis points.
We increased our overall financing debt (2013 Credit Agreement and Notes) by $67.8 million during the first nine months of 2013 with a balance outstanding of $688.8 million.
Our credit agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions. (See Item 1 - Note 8. Financing Debt)
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $2.5 million as of September 30, 2013. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
Earnings outside of the United States are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
On September 23, 2013, our Board of Directors authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases.
As of September 30, 2013, we have approximately $32.1 million in cash located in our foreign entities, outside of the United States.
We expect our capital expenditures for the full year to be in the range of $40 million to $45 million, which includes approximately $15 million related to the consolidation of data centers.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. At September 30, 2013, we had posted letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Contractual Obligations
The table below summarizes the change in contractual obligations, as presented in our Annual Report on Form 10-K for the year ended December 31, 2012, as of September 30, 2013.

(in thousands)	Remaining 2013	2014	2015	2016	2017 and Thereafter	Total
Revolving line-of-credit	$—	$—	$—	$—	$—	$—
Term Loan	3,750	15,000	15,000	15,000	240,000	288,750
Interest payments on term loan	1,442	5,498	5,201	4,918	4,828	21,887
Loan origination fees on credit facility	420	1,648	1,633	1,630	1,710	7,041
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	4,750	19,000	19,000	19,000	115,582	177,332
Loan origination fees on notes offering	182	734	734	734	4,408	6,792
	$10,544	$41,880	$41,568	$41,282	$766,528	$901,802

Purchase of Treasury Shares

The following table presents stock repurchase program activity for the 3 and 9 months ended September 30, 2013, and September 30, 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	—	$—	240.3	$17,911	200.8	$11,288

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2013. However, we are subject to other legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. In addition to the risks identified in the 10-K, the Company revised the following risk during the second quarter of 2013:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over a 24 month period. In July 2008, our Board of Directors approved an increase of $75 million to the share repurchase authorization. In addition, our Board of Directors then extended the share repurchase program through July 25, 2013. We were authorized to purchase, in total, up to $150 million of our common stock. Share repurchases were to be made on the open market and could be commenced or suspended at any time. This extended share repurchase program expired on July 25, 2013. On September 23, 2013, we announced a new share repurchase program authorizing the purchase of up to $150.0 million worth of our common stock from time to time until September 30, 2017.
We did not purchase shares of our common stock during the third quarter of 2013. The approximate dollar value of shares that were available to be purchased under the plans or programs was $150.0 million as of September 30, 2013.

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

WEX INC.

October 31, 2013	By:	/s/ Steven A. Elder
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