Form 10-K
period 2013-12-31
WEX Inc.
filed 2014-02-27
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                          to                                                         .
Commission file number 001-32426
__________________________________________________

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
None
(Title of class)
 __________________________________________________
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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $2,944,526,729 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 38,890,626 shares of the registrant’s common stock outstanding as of February 20, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2014 Proxy Statement specifically incorporated herein by reference, the 2014 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in the Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, statements about consummation of pending transactions and the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the failure of corporate investments to result in anticipated strategic value; the impact and range of credit losses; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liability, or loss of relationships with customers or merchants; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding bonds on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Our Company
WEX Inc. is a leading provider of corporate payment solutions. WEX Inc. began operations in 1983 as a Maine corporation and was acquired in February 1996 by an entity that subsequently merged with HFS Incorporated to form Cendant Corporation in December 1997. In June 1999, Wright Express was sold to Avis Group Holdings, Inc., which was acquired by Cendant in March 2001. In anticipation of our IPO, the Company’s operations were transferred to a Delaware LLC, which was converted into a Delaware corporation in 2005 in conjunction with our IPO. For over the past 30 years, we have expanded the scope of our business into a multi-channel provider of corporate payment solutions.
WEX Inc. has been publicly traded since February 16, 2005 (NYSE:WEX) and currently operates in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a wide spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue, which represented approximately 74 percent of our total revenue during the year ended December 31, 2013, is earned primarily from payment processing, account servicing and transaction processing, with the majority generated by payment processing. As of December 31, 2013, the Fleet Payment Solutions segment services over 7.7 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States ("U.S.") and Australia. The Other Payment Solutions segment provides customers with payment processing solutions for their corporate payment and transaction monitoring needs. Other Payment Solutions revenue, which represented approximately 26 percent of our total revenue during the year ended December 31, 2013, is earned primarily from payment processing revenue from our virtual card product. The Other Payment Solutions segment has operations in North America, Europe, Australia and Brazil.

The Company’s U.S. operations include WEX Inc. and rapid! PayCard and our wholly-owned subsidiaries Fleet One, WEX Bank, and Pacific Pride. Our international operations include our wholly-owned subsidiaries, WEX Fuel Cards Australia (formerly Wright Express Fuel Cards Australia,) WEX PrePaid Cards Australia (formerly Wright Express Prepaid Cards Australia), WEX New Zealand (formerly Wright Express New Zealand), WEX Europe Services, WEX Europe (formerly CorporatePay Limited), located in England, and a majority equity position in UNIK S.A., a Brazil-based company.
Prior to our Initial Public Offering in 2005, the Company’s growth had primarily been organic. Our growth in the past several years has been supplemented by acquisitions. Our recent acquisitions include the following transactions:

•	On October 15, 2013, UNIK S.A. acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil.

•	On October 4, 2012, we acquired Fleet One, a provider of fleet cards and fleet-related payment solutions to the over-the-road segment of the fleet market.

•
On August 30, 2012, we acquired a 51 percent controlling interest in UNIK S.A., a provider of payroll cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors. We have an option to acquire the remaining shares of UNIK S.A.

•
On May 11, 2012, we acquired CorporatePay Limited, located in London, England, a provider of corporate prepaid solutions to the travel industry in the United Kingdom. CorporatePay offers direct, co-branded and private label solutions including virtual cards, currency cards and expense management solutions.

In addition to the transactions described above, on November 8, 2013, we announced plans to acquire the assets of ExxonMobil’s European commercial fuel card program through a 75 percent majority owned subsidiary, WEX Europe Services Limited. The anticipated transaction is subject to completion of the employee information and consultation processes, and obtaining of competition authority approvals, as appropriate.

WEX Bank, a Utah industrial bank incorporated in 1998, is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. WEX Bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. WEX Bank is required to maintain elements of independence from the rest of our business to comply with its charter and applicable banking regulations, and is required to file separate financial statements with the FDIC. The activities performed by WEX Bank are integrated into the operations of both of the Company’s segments. The functions performed at WEX Bank contribute to the operations of both of WEX’s segments by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposits and negotiable order of withdrawal (“NOW”) accounts and provides the financing and makes the credit decisions that enable both segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank.
Competitive Strengths
We believe the following strengths distinguish us from our competitors:
Fleet Payment Solutions

•
We believe our closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” as we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management believes provides over 90 percent fuel location coverage in each of the U.S. and Australia, as well as wide acceptance in Canada and Brazil, which provides our customers with the convenience of broad acceptance.

•
Our proprietary closed-loop fuel networks also provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This allows us to improve and refine the information reporting we provide to our fleet customers and customers of our strategic relationships.

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

•	Our proprietary software facilitates the collection of information and provides us with a high level of control and flexibility in allowing fleets to restrict purchases and receive automated alerts.

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 7.7 million vehicles serviced as of December 31, 2013 and co-branded strategic relationships with six of the largest U.S. fleet management companies and with numerous oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 98 percent (based on the 2013 rate of voluntary customer attrition).

•	Our proprietary closed-loop network is a significant barrier to entry because a competitor would need to establish a direct relationship with each of the merchants that comprise the network.

•
Our entrance into the over-the-road segment of the market, as bolstered by the acquisition of Fleet One in 2012, enhances our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale.

Other Payment Solutions

•
Our virtual payment products offer corporate customers enhanced security and control for complex payment needs. Our strategic relationships include three of the largest U.S. based online travel agencies. Our operations in the United Kingdom provide corporate prepaid solutions to the travel industry. We have expanded our online travel capabilities and geographies, including Asia-Pacific, South America and Europe and settle transaction in over 14 currencies. Additionally, we offer virtual products in the insurance/warranty and healthcare markets in the United States.

•
We offer paycard products in the U.S. and Brazil. These products include payroll cards which are used to replace paper payroll checks. This is a service offered by businesses to individuals who often do not have a bank account.

Other Competitive Strengths

•
The demand for our payment processing, account servicing and transaction processing services combined with significant operating leverage has historically driven strong revenue growth with consistently high margins. We have an extensive history of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our growth in transaction volume and card placement. Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification.

•
We have an enterprise-wide risk management program that helps us to effectively address inherent risks related to funding and liquidity, fuel price volatility, our extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We use fuel price derivatives to manage a portion of our U.S. fuel-price-related earnings exposure, as described below under “Fuel Price Derivatives.” We have historically maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base, which is typically due within 30 days. Our credit risk management program is enhanced by our proprietary scoring model, reducing credit lines and early suspension policy. As of December 31, 2013, 95 percent of accounts receivables were less than 30 days past due and 99 percent were less than 60 days past due. Interest rate risk is managed through diversified funding sources at WEX Bank with significant non-interest bearing liabilities and merchant contracts that include some ability to raise rates if interest rates rise.

•
We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. Our executive management team has significant industry experience and an average of over 10 years of tenure with us. The team has been successful in driving strong growth in our business and establishing a track record of strong, consistent operating performance. We believe that our management team positions us well to continue to successfully implement our growth strategy and capture operating efficiencies.

Strategy

As we cultivate our Company’s path forward, there are three key priorities for 2014:

•
Position the Company to accelerate growth organically and through mergers and acquisitions.  We intend to continue to grow our business organically through the use of our various marketing channels, leveraging our competitive advantages and continuing to explore new strategies that bring innovative new products to market.  The Company’s merger and acquisition strategy is focused on creating and enhancing scale in our business and adding product differentiation and functionality that improves our offering, primarily in the fleet and travel markets.

•
Focus on further globalizing our business by making targeted investments. Investments are core to achieving our growth objectives over the near and long term.  An example of this is our recently announced plans to acquire the Esso commercial fuel card portfolio in Europe.  We are also continuing to invest in our issuing and settlement capabilities internationally for virtual payments, specifically to service online travel agencies.

•	Drive scale across the organization. We will operate with systemic efficiency by allocating and optimizing resources to drive the greatest results and volume across market segments.

FLEET PAYMENT SOLUTIONS SEGMENT
Overview
The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 7.7 million vehicles, as of December 31, 2013, using our fleet payment solutions to purchase fuel and maintenance services. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a unique financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the U.S. and Australia, and wide site acceptance domestically and abroad.

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
Our proprietary closed-loop networks allow us to provide our customers with highly detailed, fleet-specific information and customized controls that are not typically available on open-loop networks, such as limiting purchases to fuel only and restricting the time of day and day of the week when fuel is purchased. Our network also enables us to avoid dependence on third-party processors. In addition, our relationships with both fleets and merchants enable us to provide security and controls and provide customizable reporting.

The following illustrates our proprietary closed-loop network:

Payment processing transactions represent a majority of the revenue stream in the Fleet Payment Solutions segment. In a payment processing transaction, we extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. We collect the total purchase price from the fleet customer, normally within 30 days from the billing date.

The following illustration depicts our business process for a typical payment processing transaction:

Products and Services
Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. In 2013, we processed approximately 292 million payment processing transactions, compared to 261 million payment processing transactions in 2012.
Additionally, we receive revenue from account servicing fees, factoring receivables and finance fees.
We offer the following services:

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

•
Merchant services:  Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network and terminal software and hardware, and to provide training on our sale, transaction authorization and settlement processes.

Information Management
We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers, through our website, can access their account information, including account history and recent transactions, and download the details. In addition, through our websites, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.
Marketing Channels
We market our fleet products and services directly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and MotorPass/Motorcharge-branded fleet cards in Australia. Our direct line of business services 3.5 million vehicles.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both oil merchants and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. Our co-branded marketing channel services 1.8 million vehicles.
Our private label programs market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Our private label marketing channel services 2.4 million vehicles.
Fuel Price Derivatives
Management estimates approximately 42 percent of our total revenue in 2013 resulted from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers and accordingly was impacted by fuel prices. To address these fluctuations, we hedge, and expect to continue to hedge, approximately 60 percent of our U.S. fuel-price-related earnings exposure to improve management of potential cash flow volatility created by changes in U.S. fuel prices and to enhance the visibility and predictability of our future cash flows. Prior to 2012, we entered into hedges intended to cover approximately 80 percent of our U.S. fuel-price-related earnings exposure.
Our hedging program uses put and call option contracts with monthly settlement provisions that create a “costless collar” based upon both the U.S. Department of Energy’s weekly diesel fuel price index and the NYMEX unleaded gasoline contracts. When entering into these options, our intent is to effectively lock in a range of prices during any given quarter on a portion of our U.S. forecasted earnings that are subject to fuel price variations. Differences between the indices underlying the options and actual retail prices may create a disparity between the effects of price changes on the actual revenues we earn and the gains or losses realized on the options.

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
The following table presents information about the options as of December 31, 2013. The approximate percentage of hedged fuel price-sensitive earnings exposure includes the earnings from our Fleet One operations.

	Q1	Q2	Q3	Q4	Q1	Q2
	2014	2014	2014	2014	2015	2015
Average low end of range of fuel prices per gallon	$3.38	$3.36	$3.37	$3.34	$3.32	$3.34
Average top end of range of fuel prices per gallon	$3.44	$3.42	$3.43	$3.40	$3.38	$3.40
Approximate % of exposure locked in	60%	60%	60%	60%	40%	20%

OTHER PAYMENT SOLUTIONS SEGMENT
Overview
Our Other Payment Solutions segment is comprised of our virtual and paycard products where we provide innovative corporate purchasing capabilities which can be integrated with our customers’ internal systems to streamline their payroll, accounts payable and reconciliation processes.
Products and Services
Virtual Card Products
The WEX virtual card product suite allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our virtual card is used for transactions where no card is presented, including, for example, transactions conducted over the telephone, by mail, by fax or on the Internet. Our virtual card also can be used for transactions that require pre-authorization, such as hotel reservations. Our virtual card programs consist of:

•	WEX Travel - Since 2000, travel wholesalers and resellers have used WEX to deliver efficiencies through precise payment control and reconciliations.

•	WEX Health - Healthcare companies are embracing the migration to electronic payments as a strategic move to streamline processes and reduce costs.

•	WEX Insurance - WEX’s electronic claims solution allows auto claim payment to preferred and out-of-network suppliers.

•	WEX Education - WEX virtual payment solutions facilitate streamlining of the payment process and reduction of costs.
Under our virtual card programs, each transaction is assigned a unique account number with a customized credit limit and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts and tracks, settles and reconciles purchases more easily, creating efficiencies and cost savings for our customers. The virtual card products offer both credit and debit options.

The following illustration depicts our business process for a typical virtual card transaction in the travel industry:

Paycard Products
Paycard products are an emerging product line for WEX Inc. The rapid! PayCard product, a pre-paid payroll card, provides a comprehensive paycard benefit and ePayroll program designed for employers choosing to convert to electronic delivery of payroll in the United States, replacing paper employee payroll checks. Additionally, we own a 51 percent controlling interest in UNIK S.A., a provider of employee benefit cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors.
Prepaid and gift cards
WEX Prepaid Card Australia offers prepaid and gift cards products to companies throughout Australia. These products provide secure payment and financial management solutions with single card options, access to open or closed loop redemption, load limits and variable expirations.
Marketing Channels
We market our Other Payment Solutions segment products and services directly to our customers in conjunction with our fleet offerings, as well as to potential new clients with whom we have no existing relationship. Our corporate purchase products are marketed to commercial and government organizations and we use existing open-loop networks. Our rapid! PayCard product is marketed to small and medium sized businesses in the United States.

OTHER ITEMS
Employees
As of December 31, 2013, WEX Inc. and its subsidiaries had 1,431 employees, of which 1,201 were located in the United States. None of our employees are subject to a collective bargaining agreement.
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
The most significant competitive factors include the breadth of features offered, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”
Seasonality
Our businesses are affected by seasonal variations as fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. However, this seasonality does not have a material impact on our financial results.
Technology
We believe that investment in technology is a crucial step in maintaining and enhancing our competitive position in the marketplace. In the United States, our fleet fuel-based closed-loop proprietary software captures detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a secure environment. Our virtual card open-loop network uses internally developed software and third-party processors. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.
In Australia, New Zealand, Brazil and the United Kingdom, we use standalone platforms to support operations. All of the development, maintenance and support of each card management system are performed within the respective business. We continue to invest in our infrastructure.
We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers. For information regarding technology related risks, see the information in Item 1A under the headings “We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation”, “Our failure to effectively implement new technology could jeopardize our position as a leader in our industry” and “We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.”
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into confidentiality, professional services and/or license agreements with our consultants and corporate partners and control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX and Fleet One brand names in the U.S., the MotorPass and Motorcharge brand names in Australia and the UNIK S.A. brand name in Brazil.
Regulation - United States
The Company and WEX Bank are subject to certain state and federal laws and regulations governing insured depository institutions and their affiliates. The Company and WEX Bank, as well as its subsidiaries are subject to supervision and examination by both the Utah Department of Financial Institutions and the FDIC. The Company and its affiliates are subject to certain restrictions on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.
Below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the operations of WEX.
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
Restrictions on intercompany borrowings and transactions
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. The applicable rules also requires that the Company engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.
The Consumer Financial Protection Bureau
The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate the offering of consumer financial products or services under the federal consumer financial laws. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has broad rulemaking authority for a wide range of consumer protection laws, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The legislation also gives the state attorneys general the ability to enforce applicable federal consumer protection laws.
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
Other Regulatory Requirements
WEX Bank must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, identifying new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has proposed and, in some cases, issued a number of implementing regulations which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
The federal government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the United States Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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
Regulation - Foreign
The conduct of our businesses, and the use of our products and services are subject to various foreign laws and regulations administered by government entities and agencies where we operate. It is our policy to abide by the applicable laws and regulations in the jurisdictions around the world in which we do business.
Australia
The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, consumer credit and money laundering. Because neither WEX Fuel Cards Australia nor WEX Prepaid Cards Australia holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions.
Europe
The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing payment services, data protection and information security, consumer credit and anti-money laundering.
Brazil
The Company’s Brazilian operations are subject to laws and regulations of the Brazilian government. Brazil’s labor systems are governed by the Consolidation of Brazilian Labor Laws. Brazil is a signatory of the World Trade Organization’s

Trade-Related Aspects of Intellectual Property Rights agreement. This agreement establishes a minimum protection standard to property rights and requires signatory countries to review and adapt national laws that meet that standard.
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 - Note 21 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is http://www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and codes of conduct are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s website.
Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
The Company’s Internet site and the information contained on it are not incorporated into this Form 10-K and should not be considered part of this report.

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition, results of operations and cash flows could suffer. The risks discussed below also include forward-looking statements and our actual results may differ materially from those discussed in these forward-looking statements.
Risks Relating to Our Company
A significant portion of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our revenues.
As of December 31, 2013, management estimates approximately 42 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, part of our revenue is dependent on fuel prices, which are prone to volatility. For example, we estimate that during 2013, a one cent decline in average fuel prices below average actual prices would have resulted in approximately a $0.8 million decline in 2013 revenue. Declines in the price of fuel could have a material adverse effect on our total revenues.
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
We are subject to the credit risk of our customers, many of which are small-to mid-sized businesses. We use various formulas and models to screen potential customers and establish appropriate credit limits, but these formulas and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit losses on the income statement could be significantly higher.
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
Although the application of the Dodd-Frank Act’s provisions to us, if any, are uncertain at this time, we could be required to change our fuel price hedging practices to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions.
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
In an environment of increasing interest rates, interest expense on the variable rate portion of our borrowings would increase and we may not be able to replace our maturing debt with new debt that carries the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.
We had $685 million of fixed and variable interest rate indebtedness outstanding at December 31, 2013, consisting of $400 million of borrowings under our bond facility at a fixed rate of 4.750% and $285 million of borrowings under our senior secured credit facility that bore interest at a floating rate equal to the one-month LIBOR plus 175 basis points. An increase in interest rates would increase the cost of borrowing under our senior secured credit facility.
Our industrial bank subsidiary, WEX Bank, uses certificates of deposit and interest-bearing money-market deposits, or collectively brokered deposits, as well as NOW accounts, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2013, WEX Bank had outstanding $453.5 million in certificates of deposit maturing within one year, $117.9 million in certificates of deposit maturing within one to two years, and $222.5 million in interest-bearing money market deposits. Also at December 31, 2013, WEX Bank had $276.4 million of NOW account deposits outstanding, which are currently non-interest bearing.
We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations under our 4.750% senior notes, due 2023 (the “notes”).
Our indebtedness consists of secured indebtedness under our 2013 Amended and Restated Credit Agreement ("2013 Credit Agreement"), the notes, deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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

There can be no assurance that we will be able to meet our debt service obligations, including any of our obligations under the notes. In addition, we may need to incur substantial additional indebtedness in the future to fund our operations or certain strategic objectives. However, we may not be able to obtain the additional financing necessary for these purposes.
In addition, under our 2013 Credit Agreement we are required to remain in compliance with a maximum consolidated leverage ratio and a consolidated interest coverage ratio and other covenants. If our earnings decline, or if we incur additional indebtedness, we may be unable to comply with these financial ratios. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2013 Credit Agreement could create a default under our 2013 Credit Agreement. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which could trigger a default under the notes and would jeopardize our ability to continue our current operations.
Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.
Subject to restrictions in our 2013 Credit Agreement, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, we have the ability to borrow additional funds under our 2013 Credit Agreement, including compliance with the covenants in our 2013 Credit Agreement.
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
We cannot assure that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2013 Credit Agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 23 percent of our total revenues in 2013. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of relationships cease to exist. Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. In addition, as of December 31, 2013, we had $276.4 million of NOW account deposits outstanding with a single program. If that relationship terminated, we would need to seek additional sources of funding or further utilize other existing sources of funding. There could be no assurance that we would be able to find new or use existing sources of funding on terms acceptable to us. If we were unable to secure such funding, our results of operations could be adversely affected.
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
Laws or regulations developed in one jurisdiction or for one product could result in new laws or regulations in other jurisdictions or for other products.
Regulators often monitor other approaches to the governance of the payment industry. As a result, law or regulation in one jurisdiction could result in similar developments in another. In addition, law and regulation involving one product could influence the extension of regulations to other product offerings.
The expansion of certain regulations could negatively impact our business in other geographies or for other products. Rules and regulations concerning interchange and business operations regulations, for example, may differ from country to country which adds complexity and expense to our operations.
These varying and increasingly complex regulations could limit our ability to globalize our products and negatively impact our business. These factors could significantly and adversely affect our business, financial condition and results of operations.
New laws, regulations and enforcement activities could negatively impact our business and the markets we presently operate in or could limit our expansion opportunities.
Our industry is subject to substantial regulation both domestically and internationally. There are often new regulatory efforts which could result in significant constraints and may impact our operations. These existing and emerging regulations can make the expansion of our business very difficult and negatively impact our revenue. Among the regulations that impact us or could impact us are those governing: interchange rates; interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing regulations; compliance obligations; data security and data breach requirements; identity theft avoidance programs; and anti-money laundering compliance programs. We also often must obtain permission to conduct business in new locations from government regulators. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could negatively impact our operations and financial condition and results of operations and further increase compliance costs and limit our ability to expand to new markets.
We also conduct business with other highly regulated businesses such as banks and payment card issuers. There continues to be significant potential reforms that could negatively affect their businesses, ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business.

The acquisition of the ESSO Card program may have a significant impact on our business and results of operation.
In November 2013 we announced our plans to acquire the assets of ExxonMobil's’ European commercial card program. The transaction is expected to close in late 2014 or early 2015 and upon its completion, we expect that this portfolio will contribute approximately $35 million in annual revenue. While this transaction is a significant milestone for us, we expect to make significant investments to integrate the Esso Card into our operations and systems. If we fail to complete the work necessary to support the integration, we may face project management and execution risks and may take longer than expected and delay when and if we realize the revenue from this transaction. This work may also impact our existing operations as resources are utilizes to support the ESSO Card integration and maintain the projected schedule.
We may incur impairment charges on goodwill or other intangible assets.
We account for goodwill in accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2013, we have determined that the fair value of the goodwill and other indefinite-lived intangible assets are greater than their carrying values, thus no impairment charge was recorded. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.
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

WEX Bank’s bank regulatory status enables WEX Bank to issue certificates of deposit, accept money market deposits and NOW account deposits, and borrow on a federal funds rate basis from other banks. These funds are used to support our U.S. payment processing operations, which require the Company to make payments, as well as for our virtual card and paycard products. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. WEX Bank must be adequately capitalized as defined in the banking regulations and satisfy a range of additional capital requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future.
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
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in

“covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. Accordingly, WEX Bank may be unable to provide credit or engage in transactions with us, including transactions intended to help us service our indebtedness.
We may not be able to adequately protect the data we collect about our customers, which could subject us to liability and damage our reputation.
We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent the unauthorized access, acquisition, release and use of “personally identifiable information, such as social security numbers. While social security numbers constitute a very small part of the data we keep, in the event of a security breach we would be required to determine the types of information which was comprised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches.
Any security breach or inadvertent transmission of information about our customers or any violation of applicable privacy laws could expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation.
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
GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
We must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations and other regulations. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) imposes significant anti-money laundering compliance and due diligence obligations on financial institutions, including WEX Bank. Financial regulators have issued various implementing regulations and have made enforcement a top priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences which may impact our financial results.
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
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the U.S. Foreign Corrupt Practices Act (“FCPA”) and United Kingdom Bribery Act of 2010 (“UKBA”).
We are subject to both the FCPA and the United Kingdom Bribery Act, as we own subsidiaries organized under UK law, which serve as a holding company for other subsidiaries. While the FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, the UKBA is broader in its reach and prohibits bribery in purely commercial contexts. Any violation of the FCPA, the UKBA or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. The possibility of violations of the FCPA, UKBA or similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
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

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. Any failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. As we complete acquisitions and expand our business operations both within the United States and internationally, we will need to maintain effective internal control over financial reporting and disclosure controls and procedures. If we are unable to adequately maintain our internal control over financial reporting, our external auditors will not be able to issue an unqualified opinion on the effectiveness of our internal control over financial reporting.
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
The accounting and tax treatment of historical transactions involving Avis Budget Group, Inc., or Avis (formerly Cendant Corporation), our former corporate parent, and our other former affiliates such as Realogy Corporation and Wyndham Worldwide Corporation, may be reviewed from time to time by external parties, which may include government regulatory organizations and tax authorities. The decision by one or more of these organizations to undertake a review is beyond our control. While management does not believe, nor has any knowledge of, any transaction that would be in error or otherwise adjusted, corrections to the financial statements of Avis, or its successor or its current or former affiliates, could adversely affect our financial statements due to the interrelated nature of how these past transactions impact our financial statements.
Risks Relating to Our Common Stock
If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to, and may be required to, restrict such entity’s ability to vote shares held by it.
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
Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, and rights to dividends and proceeds in a liquidation that are senior to the common stock, as our board of directors may determine. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.
In addition, because we own a Utah industrial bank, any purchaser of our common stock who would own 10 percent or more of our common stock after such purchase would be required to obtain the consent of Utah banking authorities and the federal banking authorities prior to consummating any such acquisition. These regulatory requirements may preclude or delay the purchase of a relatively large ownership stake by potential investors.
Our stockholder rights plan could prevent a stockholder from receiving a premium over the market price for shares of common stock from a potential acquirer.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our leased properties:

Property location	Square footage	Purpose of leased property
South Portland, Maine	67,000	Corporate headquarters
South Portland, Maine	83,000	Technical and customer service employees (4 buildings combined)
South Portland, Maine	7,500	Warehouse
Midvale, Utah	11,500	Bank operations and call center
Louisville, Kentucky	5,400	Fleet fuel operations
Nashville, Tennessee	66,800	Fleet One operations
Salem, Oregon	10,000	Pacific Pride operations
Tampa, Florida	5,300	rapid! PayCard operations
Melbourne, Australia	14,000	Australia Fuel operations
Sydney, Australia	7,400	Australia Other Payment Solutions operations
Perth, Australia	2,000	Australia Fuel operations
Auckland, New Zealand	13,500	International operations
São Paulo, Brazil	15,000	International operations
London, England	9,000	International operations
Additional financial information about our leased facilities appears in Item 8 – Note 17 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2013. From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe the outcome of any of pending litigation will have a material adverse effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WEX. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low
2012
First quarter	$66.23	$51.59
Second quarter	$65.68	$53.14
Third quarter	$75.10	$58.58
Fourth quarter	$75.76	$66.43
2013
First quarter	$80.52	$70.50
Second quarter	$80.72	$66.43
Third quarter	$91.84	$76.85
Fourth quarter	$101.58	$83.66

As of February 20, 2014, the closing price of our common stock was $90.76 per share, there were 38,890,626 shares of our common stock outstanding and there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
Dividends
The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends, if any, will be (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors, (ii) subject to the discretion of the Board of Directors of the Company and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware.
The Company has certain restrictions, on a rolling 4-quarter basis, on the dividends it may pay under its revolving credit agreement.
Share Repurchases

We used $17.9 million during 2013 to repurchase our own common stock. We did not purchase shares of our common stock during the fourth quarter of 2013. The approximate dollar value of shares that were available to be purchased under the our share repurchase program was $150.0 million as of December 31, 2013.
On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over a 24 month period. In July 2008, our Board of Directors approved an increase of $75 million to the share repurchase authorization, and then extended the share repurchase program through July 25, 2013. We were authorized to purchase, in total, up to $150 million of our common stock. This extended share repurchase program expired on July 25, 2013. On September 23, 2013, we announced a new share repurchase program authorizing the purchase of up to $150 million worth of our common stock from time to time until September 30, 2017. Share repurchases are to be made on the open market and can be commenced or suspended at any time. Through December 31, 2013, we have not used any of the authorized amount to acquire shares of our common stock under the new repurchase program.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with Item 7 and the consolidated financial statements and related notes thereto contained in this Form 10-K. The financial information included in the table below is derived from audited financial statements:

	December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Income statement information, for the year ended
Total revenues	$717,463	$623,151	$553,076	$390,406	$315,203
Total operating expenses	$440,724	$401,532	$319,752	$239,697	$197,053
Financing interest expense	$29,419	$10,433	$11,676	$5,314	$6,210
Net realized and unrealized losses on fuel price derivatives	$(9,851)	$(12,365)	$(11,869)	$(7,244)	$(22,542)
Net earnings attributable to WEX Inc.	$149,208	$96,922	$133,622	$87,629	$139,659
Basic earnings per share	$3.83	$2.50	$3.45	$2.28	$3.65
Weighted average basic shares of common stock outstanding	38,946	38,840	38,686	38,486	38,303
Balance sheet information, at end of period
Total assets	$3,433,043	$3,131,865	$2,278,060	$2,097,951	$1,499,662
Liabilities and stockholders’ equity
All liabilities except preferred stock	$2,511,017	$2,292,272	$1,568,745	$1,538,944	$1,048,346
Preferred stock	—	—	—	—	10,000
Redeemable noncontrolling interest	18,729	21,662	—	—	—
Total stockholders’ equity	903,297	817,931	709,315	559,007	441,316
Total liabilities and stockholders’ equity	$3,433,043	$3,131,865	$2,278,060	$2,097,951	$1,499,662

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2013 Highlights and Year in Review

WEX stands as a premier global payments solution provider in the fleet fuel market. Our opportunities for growth extend well beyond this market, and in particular to the online travel space. Building on a leading market position in our core fleet business, we continue to expand our company.

Our strategic approach to entering new markets is focused on three steps:

•	Identify complicated markets facing complex challenges and inefficiencies,

•	Develop products and services that address these unmet market needs, and,

•	Operate with systemic efficiency through scale and cost management.

We have a proven model in the fleet space where we have developed a leading market position and a strong margin profile. We have done the same in the online travel industry where we continue to grow the business and create scale on a global basis. WEX is a leader in global virtual payments in the travel space.
Our Company was impacted by the following significant events and accomplishments in 2013:

•
On November 8, 2013, we announced plans to acquire the assets of ExxonMobil’s European commercial fuel card (“Esso Card”) program through a majority owned subsidiary, WEX Europe Services Limited. The anticipated transaction is subject to completion of the employee information and consultation processes, and obtaining of competition authority approvals, as appropriate. Upon completion of the employee information and consultation process, WEX expects to enter into a definitive purchase and sale agreement related to the proposed acquisition with ExxonMobil. In addition, both parties plan to enter into a long term supply agreement to serve the current and future Esso Card customers and to grow the business. Under the terms of the proposed transaction, we will purchase ExxonMobil’s commercial fleet fuel card program which includes operations, funding, pricing, and sales and marketing in nine countries in Europe. In anticipation of an expected closing in late fourth quarter 2014 or first quarter 2015, we will make investments relating to the integration of operations and systems. It is anticipated that these investments will occur over a two year period, and are expected to impact 2014 earnings by $10 to $13 million after taxes. Upon completion of the deal, we estimate this portfolio will contribute approximately $35 million in annual revenue.

•
On October 15, 2013, the Company's Brazilian subsidiary UNIK, which we own a 51 percent controlling interest in, acquired FastCred, a company specializing in the management of electronic payment of freight. In addition to expanding the customer base, the acquisition complements the range of UNIK products, facilitating UNIK's entry into the freight payment card industry in the Brazilian market.

•
On January 30, 2013, we completed a $400 million offering in aggregate principal amount of our 4.750% senior notes due on February 1, 2023, at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement. In connection with the $400 million offering, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, WEX Card Holdings Australia Pty Ltd (formerly Wright Express Card Holdings Australia Pty Ltd), a wholly-owned subsidiary of the Company, as specified designated borrower (“Card Holdings Australia”, and, together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent and letter of credit issuer (“Bank of America”), and the other lenders party thereto (the “Lenders”). The 2013 Credit Agreement provides for a five-year $300 million amortizing term loan facility, and a five-year $700 million secured revolving credit facility with a $150 million sub-limit for letters of credit.

•
Total fleet transactions processed increased 10 percent from 2012 to 370.6 million in 2013. Payment processing transactions increased 12 percent from 2012 to 292.1 million in 2013, and transaction processing transactions increased 2 percent from 2012 to 78.5 million in 2013. These transactions include the operations from Fleet One, subsequent to the date of acquisition of October 4, 2012.

•
Our payment solutions purchase card product grew to $13.1 billion in purchase volume for 2013, which is a 22 percent increase from 2012. This increase is primarily due to our single use account product used for online travel-related purchases.

•
Domestic fuel prices averaged $3.67 per gallon during 2013, down from an average of $3.73 per gallon during 2012. Australian fuel prices decreased 5 percent in 2013 as compared to 2012, to US $5.39 per gallon.

Results of Operations
YEAR ENDED DECEMBER 31, 2013, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012
FLEET PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	2013	2012	Increase (decrease)
Revenues
Payment processing revenue	$348,291	$316,480	10%
Transaction processing revenue	19,444	16,943	15%
Account servicing revenue	75,123	66,842	12%
Finance fees	59,520	49,977	19%
Other	25,046	20,349	23%
Total revenues	527,424	470,591	12%
Total operating expenses	314,313	274,236	15%
Operating income	213,111	196,355	9%
Financing interest expense (a)	(29,419)	(10,433)	182%
Gain (loss) on foreign currency transactions	263	(395)	(167)%
Net realized and unrealized losses on domestic fuel price derivative instruments (a)	(9,851)	(12,365)	(20)%
Decrease in tax refund due to former shareholder of RD Card Holdings in Australia	—	6,968	(100)%
Increase in amount due under tax receivable agreement	(33)	(2,089)	(98)%
Income before taxes	174,071	178,041	(2)%
Income taxes	66,900	88,063	(24)%
Net income	$107,171	$89,978	19%
Less: Net loss from noncontrolling interest	$(423)	$—	—
Net earnings attributable to WEX Inc.	$107,594	$89,978	20%

Key operating statistics
Payment processing revenue:
Payment processing transactions	292,079	260,714	12%
Average expenditure per payment processing transaction	$85.58	$77.78	10%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.67	$3.73	(2)%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.39	$5.66	(5)%
Transaction processing revenue:
Transaction processing transactions	78,501	77,279	2%
Account servicing revenue:
Average number of vehicles serviced during the year	7,538	6,969	8%
(a) As described in Item 8—Note 21 to our Financial Statements, financing interest expense through our corporate debt including the term loan and bond issuance, as well as net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.

Revenues
Payment processing revenue increased $31.8 million for 2013, as compared to 2012. This increase is primarily due to the organic growth from our domestic fleet business and the acquisition of Fleet One during the fourth quarter of 2012. Reducing the overall increase was a 2 percent decrease in the average domestic price per gallon of fuel, as compared to 2012.
Transaction processing revenue increased $2.5 million for 2013, as compared to 2012. This increase is primarily due to network fees at Fleet One, which was acquired during the fourth quarter of 2012.
Account servicing revenue increased $8.3 million for 2013, as compared to 2012. This increase is primarily due to the acquisition of Fleet One during the fourth quarter of 2012 as well as an increase in WEX Telematics units service revenue.

Our finance fees increased $9.5 million for 2013, as compared to 2012. With the acquisition of Fleet One during the fourth quarter of 2012, its factoring revenue has been included in finance fee revenue as well as the late fee revenue historically reported by the Company. The increase in finance fees is primarily due factoring revenue at Fleet One for 2013. Payments for customer receivables are due within thirty days or less. Late fee revenue, which is included in finance fees, is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The change in 2013 is primarily due to the addition of (i) factoring revenue and (ii) higher accounts receivable balances, as a result of higher transaction volumes, resulting in an increase of approximately $3.3 million over 2012.
Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2013	2012	Increase (decrease)
Expense
Salary and other personnel	$137,669	$106,552	29%
Service fees	$31,563	$32,641	(3)%
Provision for credit losses	$19,726	$20,190	(2)%
Technology leasing and support	$15,384	$11,468	34%
Depreciation, amortization and impairments	$51,437	$52,500	(2)%

•
Salary and other personnel expenses increased $31.1 million for 2013, as compared to 2012. The increase is primarily due to additional employees from ongoing operations and from our acquisition of Fleet One, at the beginning of the fourth quarter of 2012.

•
Service fees decreased $1.1 million during 2013, as compared to 2012. The decrease is primarily due to higher acquisition related expenses in 2012. This decrease is partially offset by higher fees associated with an increase in the numbers of WEX Telematics units, as compared to 2012, as well as a full year of fees incurred at Fleet One.

•
Provision for credit losses decreased $0.5 million for 2013, as compared to 2012. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend decreased to 7.9 basis points as compared to 10.0 basis points for 2012. This decrease is primarily associated with lower net charge offs as compared to 2012.

•
Technology leasing and support expenses increased $3.9 million for 2013, as compared to 2012. The increase is primarily the result of additional software maintenance costs associated with new license agreements.

•
Depreciation, amortization and impairments expenses decreased $1.1 million for 2013, as compared to 2012. During 2012, we incurred an $8.9 million write-off of the internally developed software for our over-the-road product. The write-off was a consequence of our decision to utilize the software acquired with the acquisition of Fleet One as the processing platform for our over-the-road product. Offsetting this decrease was additional amortization associated with the intangible assets related to the acquisition of Fleet One, acquired at the beginning of the fourth quarter of 2012.

Financing interest expense is related to our credit agreements, as well as our 2007 credit facility and 2010 term loan. Interest expense for 2013 increased $19.0 million from 2012, due to higher interest rates on our financing debt associated with our $400 million 4.750% fixed rate notes outstanding issued on January 30, 2013, (the "Notes"). The proceeds of these Notes were primarily used to pay down borrowings under our 2011 Credit Agreement, which had a variable interest rate that was lower at the time of repayment. Financing interest expense in 2013 includes a $1 million write-off of deferred loan fees associated with the extinguishment of debt. The 2012 financing interest expense includes approximately $0.7 million in unamortized loan costs that was expensed at the time the 2007 credit facility was replaced.
Our effective tax rate was 38.4 percent for 2013 and 49.5 percent for 2012. The decrease in the effective tax rate compared to the prior year is primarily due to the impact of changes in the Australian tax consolidation laws in 2012. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of this tax legislation enacted on June 29, 2012, in Australia.
Fuel price derivatives
We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. During 2013 we recorded a loss of $9.9 million, consisting of a realized loss of $4.2 million and an unrealized loss of $5.6 million. During 2012 we recorded a loss of $12.4 million, consisting of a realized loss of $10.7 million and an unrealized loss of $1.7 million. These losses are due to the overall increase in the price of fuel relative to our hedged fuel prices.
ESSO Card program
On November 8, 2013, the Company announced that it plans to acquire the assets of ExxonMobil’s European commercial fuel card program through a majority owned subsidiary, WEX Europe Services Limited. The anticipated Esso Card program transaction is expected to close in late fourth quarter 2014 or first quarter 2015. We will make investments relating to the integration of operations and systems. It is anticipated that these investments will occur over a two year period, and are expected to impact 2014 earnings by $10 to $13 million after taxes.

OTHER PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2013	2012	Increase (decrease)
Revenues
Payment processing revenue	$133,615	$101,482	32%
Transaction processing revenue	5,627	7,420	(24)%
Account servicing revenue	11,883	6,518	82%
Finance fees	6,368	2,330	173%
Other	32,546	34,810	(7)%
Total revenues	190,039	152,560	25%
Total operating expenses	126,411	127,296	(1)%
Operating income	63,628	25,264	152%
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	—	2,782	(100)%
Gain on foreign currency transactions	701	96	630%
Income before income taxes	64,329	28,142	129%
Income taxes	23,202	21,411	8%
Net income	$41,127	$6,731	511%
Less: Net loss from noncontrolling interest	(487)	(213)	129%
Net earnings attributable to WEX Inc.	41,614	6,944	499%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$13,057,666	$10,688,775	22%

Payment processing revenue increased approximately $32.1 million for 2013, as compared to 2012. The primary driver of the increase in payment processing revenue is the increase in our corporate purchase card volume, which grew by approximately 2.4 billion in 2013 compared to 2012. Additionally, we experienced an increase in the charge card net interchange rate of 5 basis points during 2013 as compared to 2012, primarily due to customer specific incentives from our network provider.
Transaction processing revenue decreased approximately $1.8 million for 2013, as compared to 2012, primarily due to lower transaction based fees from WEX Prepaid Cards Australia (formerly Wright Express Prepaid Cards Australia).
Account servicing revenue increased approximately $5.4 million for 2013, as compared to 2012. Approximately $3.7 million of this increase is due to the acquisition of UNIK during 2012. The remaining increase is primarily due to domestic growth in our payroll card product.
Other revenue decreased $2.3 million for 2013 as compared to 2012, primarily due to the decrease in the of cross-border fees from the prior year as we process these transaction with local accounts. As a result of this decrease, our associated service fees have also decreased.
On November 9, 2012, the U.S District Court granted preliminary approval to a settlement between retailer, payment networks and card issuers regarding merchant interchange settlement fees. Under the terms of this settlement the domestic interchange rate for MasterCard branded credit card transactions was reduced by 10 basis points for a period of 8 months, beginning on July 29, 2013. This resulted in a revenue reduction of approximately $3.6 million in the second half of 2013.

Expenses
The following table compares selected expense line items within our Other Payment Solutions segment:

(in thousands)	2013	2012	Increase (decrease)
Expense
Salary and other personnel	$26,852	$16,828	60%
Service fees	$71,865	$70,548	2%
Provision for credit losses	$474	$2,349	(80)%
Depreciation, amortization and impairments	$6,771	$22,763	(70)%
Technology leasing and support	$8,833	$7,070	25%

•
Salary and other personnel expenses increased $10.0 million for 2013, as compared to 2012. Approximately $7.7 million of the increase is due to additional payroll costs associated with the operations of UNIK and CorporatePay acquired during 2012. The remaining increase is due to additional staff and increased benefit expense.

•
Service fees increased by $1.3 million for 2013, as compared to 2012. Service fees increased by approximately $3.6 million as compared to the prior year due to additional expense associated with the operations of UNIK and CorporatePay, acquired during 2013. The increase is offset due to lower cross border fees as compared to the prior year.

•	Provision for credit losses decreased $1.9 million for 2013, as compared to 2012. The decrease is primarily due to a bankruptcy from one customer during 2012.

•
Depreciation, amortization and impairment expenses decreased $16.0 million for 2013, as compared to 2012. This decrease is primarily due to the $16.2 million impairment of goodwill associated with WEX Prepaid Cards Australia in 2012. During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of WEX Prepaid Cards Australia.

•	Technology leasing and support expenses increased $1.8 million for 2013, as compared to 2012. This increase is primarily related to the volume increase in our corporate purchase card products.
Our effective tax rate was 36.1 percent for 2013 and 76.1 percent for 2012. The decrease in the effective tax rate compared to the prior year is partially due to changes in Australian tax consolidation laws. During 2012, we recorded a charge of approximately $5.1 million due to impact of the tax legislation enacted on June 29, 2012, in Australia. In addition, we did not recognize a tax benefit associated the goodwill impairment expense recorded in 2012.

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
Account servicing revenue increased $6.3 million for 2012, as compared to 2011. The increase in number of vehicles serviced in 2012 as compared to 2011, resulted in additional revenue of approximately $2.3 million. Approximately $2.0 million of the increase is due to the monthly fees received from our WEX Telematics units, which have increased, as compared to 2011. The remaining increase is primarily due to the operations of Fleet One, acquired in the beginning of the fourth quarter of 2012.
Our finance fees increased $3.9 million for 2012, as compared to 2011. With the acquisitions of Fleet One during the fourth quarter of 2012, its factoring revenue has been included in finance fee revenue as well as the late fee revenue historically reported by the Company. Factoring revenue at Fleet One for the fourth quarter of 2012 was approximately $1.4 million. The change in 2012 is primarily due the addition of (i) factoring revenue and (ii) higher accounts receivable balances, as a result of higher fuel prices and transaction volumes, resulting in an increase of approximately $2.0 million over 2011.
Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)
Expense
Salary and other personnel	$106,552	$93,876	14%
Service fees	$32,641	$21,926	49%
Provision for credit losses	$20,190	$26,625	(24)%
Depreciation, amortization and impairments	$52,500	$39,904	32%

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

•
Service fees increased $10.7 million during 2012, as compared to 2011. The increase is primarily due to expenses related to the 2012 acquisitions. Additionally, service fees associated with the WEX Telematics product line increased $1.3 million for 2012, as compared to 2011.

•
Provision for credit losses decreased $6.4 million for 2012, as compared to 2011. Our credit losses as a percentage of customers spend decreased to 10.0 basis points as compared to 14.9 basis points for 2011. This decrease is primarily associated with lower charge offs as compared to 2011.

•
Depreciation, amortization and impairment expenses increased $12.6 million for 2012, as compared to 2011. We incurred an $8.9 million write-off of the internally developed software for our over-the-road product during 2012. The write-off was a consequence of our decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for our over-the-road product. Approximately $2.1 million of this increase is due to additional amortization associated with the intangible assets related to the acquisition of Fleet One, acquired at the beginning of the fourth quarter of 2012.

Financing interest expense is related to our 2011 Credit Agreement as well as our 2007 credit facility and 2010 term loan. Interest expense for 2012 decreased $1.2 million from 2011, due to lower interest rates on our financing debt, including the impacts of the interest rate swap that expired in March 2012. Finance interest expense in 2011 also includes approximately $0.7 million in unamortized loan costs that were expensed at the time the 2007 credit facility was replaced.
Our effective tax rate was 49.5 percent for 2012 and 35.9 percent for 2011. The increase in the effective tax rate compared to the prior year is primarily due to changes in Australian tax consolidation laws. During the second quarter of 2012, we recorded a charge of approximately $26.3 million due to the impact of this tax legislation enacted on June 29, 2012, in Australia.
Fuel price derivatives
During 2012, we recorded a loss of $12.4 million, consisting of a realized loss of $10.7 million and an unrealized loss of $1.7 million. During 2011, we recorded a loss of $11.8 million, consisting of a realized loss of $22.7 million and an unrealized gain of $10.9 million. The increase in losses is due to the overall increase in the price of fuel relative to our hedged fuel prices.

OTHER PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)
Revenues
Payment processing revenue	$101,482	$77,570	31%
Transaction processing revenue	7,420	8,185	(9)%
Account servicing revenue	6,518	3,432	90%
Finance fees	2,330	731	219%
Other	34,810	26,454	32%
Total revenues	152,560	116,372	31%
Total operating expenses	127,296	74,842	70%
Operating income	25,264	41,530	(39)%
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	2,782	—	—
Gain (loss) on foreign currency transactions	96	(91)	(205)%
Income before income taxes	28,142	41,439	(32)%
Income taxes	21,411	15,058	42%
Net income	$6,731	$26,381	(74)%
Less: Net loss from noncontrolling interest	(213)	—	—
Net earnings attributable to WEX Inc.	6,944	26,381	(74)%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$10,688,775	$7,759,466	38%

Payment processing revenue increased approximately $23.9 million for 2012, as compared to 2011. Approximately $6.9 million of this increase is due to the acquisition of UNIK and Corporate Pay during 2012. The remaining increase is primarily due to additional business derived from our virtual card product, partially offset with a reduction in the interchange rate in 2012, as compared to 2011 due to contract mix, increased foreign spend, which generally has a lower interchange rate than domestic transactions, and a reduction in customer specific incentives received. Our corporate purchase card volume grew by over $2.53 billion in 2012 compared to 2011.
Transaction processing revenue decreased approximately $0.8 million for 2012, as compared to 2011, primarily due to lower transaction based fees from WEX Prepaid Cards Australia.
Account servicing revenue increased approximately $3.1 million for 2012, as compared to 2011. Approximately $1.1 million of this increase is due to the acquisition of UNIK and CorporatePay during 2012. The remaining increase is due to primarily due to the inclusion of a full year of operation of rapid! PayCard, which was acquired at the end of the first quarter of 2011.
Other revenue increased $8.4 million for 2012 as compared to 2011, primarily due to the increase in the volume of cross-border fees over the prior year. This increase is partially offset by an increase in associated service fees expense.
Expenses
The following table compares selected expense line items within our Other Payment Solutions segment:

(in thousands)	2012	2011	Increase (decrease)
Expense
Salary and other personnel	$16,828	$10,734	57%
Service fees	$70,548	$48,276	46%
Provision for credit losses	$2,349	$902	160%
Depreciation, amortization and impairments	$22,763	$5,465	317%
Technology leasing and support	$7,070	$5,015	41%

•
Salary and other personnel expenses increased $6.1 million for 2012, as compared to 2011. Approximately $3.6 million of the increase is due to additional payroll costs associated with the operations of UNIK and CorporatePay acquired during 2012. Approximately $1.7 million of the increase is due to additional sales staff for our payroll card product. The remaining increase is due to additional staff and increased benefit expense.

•
Service fees increased by $22.3 million for 2012, as compared to 2011. Approximately $4.4 million of this increase is due to additional expense associated with the operations of UNIK and CorporatePay, acquired during 2012. Approximately $2.5 million of the increase is a result of the full year of operation of rapid! PayCard, which was acquired at the end of the first quarter in 2011. The remaining increase is primarily due to higher fees associated with higher overall purchase volume in our domestic virtual card product.

•	Provision for credit losses increased $1.4 million for 2012, as compared to 2011. The increase is primarily due to a bankruptcy from one customer during 2012.

•
Depreciation, amortization and impairment expenses increased $17.3 million for 2012, as compared to 2011. This increase is primarily due to the September 30, 2012, $16.2 million impairment of goodwill associated with WEX Prepaid Cards Australia. During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of WEX Prepaid Card Australia.

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

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million notes outstanding, as well as other available methods of financing (including deposit and borrowed federal funds), are adequate to meet our operating, investing and financing needs. As part of our overall financial structure, our industrial bank subsidiary, WEX Bank, utilizes brokered deposits, negotiable order of withdrawal (“NOW”) deposits and borrowed federal funds to finance our domestic accounts receivable.
The table below summarizes our cash activities:

	Year ended December 31,
(in thousands)	2013	2012	2011
Net cash provided by operating activities	$39,551	$71,811	$51,168
Net cash used for investing activities	(51,342)	(429,824)	(40,504)
Net cash provided by (used for) financing activities	179,242	529,564	(2,583)

2013 Highlights

•
During 2013, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, is funded by operating activities as well as a $150 million overall increase in borrowed federal funds and deposits. Accounts receivable increased in 2013 over 2012 as a result of increased customer spend levels.

•
On October 15, 2013, the Company's Brazilian subsidiary UNIK, in which we own a 51 percent controlling interest, acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil, for $12.3 million. The acquisition was funded through our term loan.

•
On September 23, 2013, our Board of Directors authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases. We used $17.9 million during 2013 to repurchase our own common stock.

•
During 2013, we had $39.5 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software primarily to enhance product features and functionality in the United States and abroad. During 2013, we also capitalized approximately $13 million related to the consolidation of our data centers. We expect total capital expenditures for 2014 to be approximately $40 to $45 million. Our capital spending is financed primarily through internally generated funds.

2012 Highlights

•
During 2012, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, is funded by operating activities as well as a $235 million overall increase in borrowed federal funds and deposits. The excess of NOW deposits is a result of the influx of capital associated with the Company's program with Higher One, Inc., a technology and payment processing company, through which the Company to a portion of Higher One Inc.'s customers. Accounts receivable increased in 2012 over 2011 as a result of increased customer spend levels, primarily due to higher fuel prices.

•
On May 11, 2012, we acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for $27.8 million, net of cash acquired. The acquisition was funded through our revolving credit facility and term loan.

•
On August 30, 2012, we acquired a 51 percent ownership interest in UNIK, a privately-held provider of payroll cards in Brazil, for $22.8 million. The acquisition was funded through our revolving credit facility and term loan.

•
On October 4, 2012, we acquired certain assets of Fleet One a privately-held provider of value-based business payment processing and information management solutions for $376.3 million, net of cash acquired. The acquisition was funded through our revolving credit facility and term loan.

•	We used $11.3 million during 2012 to repurchase our own common stock.

•
During 2012, we had $28.0 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality in the United States and abroad.

2011 Highlights

•
During 2011, our increase in accounts receivable, net of the account receivable balance acquired with the acquisition of rapid! PayCard, is funded by operating activities as well as a $111 million overall increase in borrowed federal funds and brokered deposits. Accounts receivable increased in 2011 over 2010 as a result of increased customer spend levels, due to higher fuel prices.

•	During 2011, we entered into a new credit facility and paid down $112.0 million of our financing debt.

•
On March 31, 2011, we completed the acquisition of the assets of rapid! PayCard for $18.1 million, which included a $10 million projected earn-out payment at the end of the first quarter of 2012. The acquisition was funded through our revolving credit facility and term loan.

•
During 2011, we had $25.1 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software, primarily to enhance product features and functionality in the United States and abroad.

Liquidity
General
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to finance fees based upon the outstanding customer receivable balance. At December 31, 2013, approximately 95 percent of the outstanding balance of $1,722 million of total trade accounts receivable was current and approximately 99 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. No customer makes up more than 4 percent of the outstanding receivables at December 31, 2013.
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
2013 Credit Agreement
On January 18, 2013, the Company entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, WEX Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto. The 2013 Credit Agreement is secured by pledges of the stock of our foreign subsidiaries.
The 2013 Credit Agreement provides for a five-year $300 million amortizing term loan facility, and a five-year $700 million secured revolving credit facility with a $150 million sub-limit for letters of credit. The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100 million. As of December 31, 2013, we also had approximately $11.9 million in letters of credit outstanding. At December 31, 2013, we had $285 million of borrowed funds, and $688 million available, under the 2013 Credit Agreement, subject to the covenants as described below. Proceeds from the

2013 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
Amounts outstanding under the 2013 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent (ii) the prime rate announced by the lead lender, and (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the credit facility. Any outstanding loans under the 2013 Credit Agreement mature on January of 2018, unless extended pursuant to the terms of the 2013 Credit Agreement.
Our 2013 Credit Agreement contains financial covenants requiring us to maintain certain financial ratios. Specifically, it limits us to a maximum consolidated leverage ratio of 3.25 to 1.00 at the end of each fiscal quarter until the maturity date. The 2013 Credit Agreement also requires us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter until the maturity date.
In addition to the financial covenants, the 2013 Credit Agreement contains various customary restrictive covenants that limited our ability to pay dividends, sell or transfer all or substantially all of our property or assets, incur more indebtedness or make guarantees, grant or incur liens on our assets, make investments, loans, advances or acquisitions, engage in mergers, consolidations, liquidations or dissolutions and enter into sales or leasebacks. We were in compliance with all material covenants and restrictions at December 31, 2013.
At December 31, 2013, we did not have any interest rate swap arrangements in place, however we regularly review our projected borrowings under our credit facility and the current interest rate environment to determine if additional swaps should be executed.
$400 million notes outstanding
On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of its 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013. Proceeds from the Notes were used to pay down the entire outstanding balance of the revolver portion of our 2013 Credit Agreement. The remaining proceeds are available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
2011 Credit Agreement
On May 23, 2011, we entered into a Credit Agreement (the “2011 Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers, and WEX Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The 2011 Credit Agreement was secured by pledges of the stock of our foreign subsidiaries. The 2011 Credit Agreement provided for a five-year $200 million amortizing term loan facility and a five-year $700 million revolving credit facility with a $100 million sub-limit for letters of credit. Term loan payments in the amount of $2.5 million were due beginning on June 30, 2011, and thereafter on the last day of each September, December, March and June thereafter, through and including March 31, 2016, and on the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150 million was due.
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
Amounts outstanding under the 2011 Credit Agreement bore interest at a rate equal to, at our option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by the lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, we agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. The 2011 Credit Agreement also contained financial covenants and customary restrictive covenant that were material similar to the 2013 Credit Agreement.

The Company maintained interest rate swap arrangements in conjunction with the 2011 Credit Agreement that effectively converted $150 million of variable rate borrowing to fixed rate borrowing at a rate of approximately 0.56 percent that expired in March of 2012.
Deposits and borrowed federal funds
WEX Bank issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.30 percent to 0.80 percent as of December 31, 2013, as compared to fixed interest rates ranging from 0.26 percent to 1.15 percent as of December 31, 2012, and 0.25 percent to 1.60 percent as of December 31, 2011. WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 0.15 percent to 0.35 percent as of December 31, 2013, as compared to variable interest rates ranging from 0.35 percent to 0.41 percent as of December 31, 2012, and 0.60 percent to 0.73 percent as of December 31, 2011. As of December 31, 2013, we had approximately $222.5 million of brokered deposits outstanding at a weighted average interest rate of 0.25 percent, compared to $613.1 million of brokered deposits at a weighted average interest rate of 0.53 percent as of December 31, 2012, and approximately $683.3 million of brokered deposits outstanding at a weighted average interest rate of 0.68 percent as of December 31, 2011.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2013, all brokered deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
Beginning during the second quarter of 2012, we received non-interest bearing NOW account deposits. As of December 31, 2013, we had $276.4 million of non-interest bearing NOW account deposits. These deposits were in excess of our operating cash requirements to fund account receivables, which resulted in a larger than typical cash balance on our consolidated balance sheet for the current period. We anticipate this balance to decline based on historical patterns of the non-interest bearing NOW account deposits and scheduled maturities of our deposits. Deposits are subject to regulatory capital requirements.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $18.6 million of these deposits on hand at December 31, 2013, $16.2 million at December 31, 2012, and $10.4 million at December 31, 2011.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $125.0 million as of December 31, 2013, and $140.0 million as of December 31, 2012 and 2011, respectively, with no outstanding balance as of December 31, 2013.
Other Liquidity Matters
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives are entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The effect of these derivatives is to restrict a portion of our fuel price exposure to a collar range set in the previous year. As a result, at December 31, 2013, we have a liability related to these derivatives of approximately $7.4 million. During the course of the year we paid $4.2 million from the net settlement of expiring derivative contracts. Our long-term cash requirements, apart from amounts owing on our 2013 Credit Agreement, consist primarily of amounts due to Wyndham Worldwide Corporation (see Note 13 - Tax Receivable Agreement, in Part II, Item 8) as part of our tax receivable agreement.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $4.7 million at December 31, 2013, and $1.8 million at December 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
Earnings outside of the United States are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, or the degree to which we will be able to manage the impact of currency exchange rate changes.
As of December 31, 2013, we have approximately $38.6 million in cash located in our foreign entities, outside of the United States.

We currently have authorization from our Board to purchase up to $150 million of our common stock until September 30, 2017. Through December 31, 2013, we have not used any of the authorized amount to acquire shares of our common stock. The program will be funded either through our future cash flows or through borrowings on our 2013 Credit Agreement. Share repurchases will be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, will determine the timing and number of shares repurchased.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
We have the following off-balance sheet arrangements as of December 31, 2013:

•	Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support.

•
Extension of credit to customers.  We have entered into commitments to extend credit in the ordinary course of business. We had approximately $5.65 billion of commitments to extend credit at December 31, 2013, as part of established customer agreements. These amounts may increase or decrease during 2013 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit.  We are required to post collateral primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. As of December 31, 2013, we have posted a $11.9 million letter of credit as collateral.

Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2013, for the periods specified:

(in thousands)	2014	2015	2016	2017	2018 and Thereafter	Total
Operating leases:
Facilities	$6,898	$6,159	$4,019	$3,299	$3,502	$23,877
Equipment, including vehicles	669	387	151	52	—	1,259
Executive compensation - signing bonuses	235	50	—	—	—	285
Term Loan	15,000	15,000	15,000	15,000	225,000	285,000
Interest payments on term loan	5,498	5,201	4,918	4,608	219	20,444
$400 Million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	19,000	19,000	19,000	19,000	96,583	172,583
Tax receivable agreement	10,415	10,697	11,003	11,784	33,886	77,785
Certificates of deposit	453,539	117,857	—	—	—	571,396
Fuel price derivative contracts	6,435	923	—	—	—	7,358
Total	$517,689	$175,274	$54,091	$53,743	$759,190	$1,559,987
Uncertain tax liabilities - At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with uncertain tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Letters of credit - As of December 31, 2013, we had $11.9 million outstanding in undrawn irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2013, we have estimated a reserve for credit losses which is 0.60 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $8.6 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.0 percent of the total receivable.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model by through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

Non goodwill intangible assets are considered non-recoverable if the carrying amount exceeds the sum of undiscounted cash flows expected to result from the use of the assets. The recoverability test is based on management’s intended use of the assets. If the asset fails the recoverability test, impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under FASB Accounting Standards Codification ("ASC") 820 - Fair Value Measurements and Disclosures, are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

We review the carrying values of the unamortizing and amortizing assets for impairment annually and whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the perceived market price of the intangible, a significant adverse change in the way the asset is being used, or a history of operating or cash flow losses associated with the use of the intangible.

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

As of December 31, 2013, the Company had an aggregate of approximately $1,027 million on its consolidated balance sheet related to goodwill and intangible assets of acquired entities. Our analysis indicates that the calculated fair value of our reporting units support their carrying values as of December 31, 2013.

Valuation of Derivatives

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions

The Company has entered into several financial arrangements that are considered to be derivative transactions. In the case that the Company has entered into fuel price derivatives, no hedging relationship has been designated. Accordingly, when the derivatives are marked to their market value, the related gains or losses are recognized currently in earnings.

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

As of December 31, 2013, the Company had established that the net fair value of the derivatives was a liability of $7.4 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives. Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

Changes to Accounting Policies
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11"). The amendments in ASU 2013-11 require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when the following exist: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, and (ii) the entity does not intend to use the deferred tax asset for this purpose (provided the tax law permits a choice). If any of these conditions exist, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We do not believe that the adoption of ASU 2013-11 will have a material impact on its results of operations when adopted in 2014.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18, Accumulated Other Comprehensive Income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2013. Actual results may differ materially.
Interest Rate Risk
At December 31, 2013, we had borrowings of $285 million under our 2013 Credit Agreement that bore interest at variable rates. We periodically review our projected borrowing under our 2013 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be entered into to either increase our coverage of our overall borrowings.
At December 31, 2013, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and borrowed federal funds) outstanding of $1,071 million. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
The following table presents the impact of changes in LIBOR on interest expense on our revolving credit facility and term loan for 2013 on the principal outstanding under the credit facility, as well as the impact of changes in interest rates on certificates of deposits, interest bearing money market deposits and borrowed federal funds:

(in thousands)	Impact(a)
Projected annual financing interest expense on credit agreement borrowings (assumes one-month LIBOR plus 175 basis points equal to 1.917%)	$5,463
Increase of:
1.00%	$2,850
2.00%	$5,700
Projected annual operating interest expense on WEX Bank deposits (certificates of deposits at 0.53% and interest bearing money market deposits at 0.25%)	$3,585
Increase of:
1.00%	$7,939
2.00%	$15,879
(a)    Changes to interest expense presented in this table are based on interest payments, outstanding balance and rate as of December 31, 2013.

At December 31, 2013, WEX Bank had negotiable order of withdrawal account deposits outstanding of $276 million.

(in thousands)	Impact(b)
Projected annual interest expense (based on the federal fund rate) on NOW account deposits using federal funds rate of 0.25%	$—
Increase of:
1.00%	$—
2.00%	$346
(b)    Changes to interest expense presented in this table are based on the outstanding balance and rate as of December 31, 2013.
Foreign Currency Risk
Growth in our international operations will incrementally increase our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of operations. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions will result in increased net revenues and operating expenses. Conversely, our net revenues and operating expenses will decrease when the U.S. dollar strengthens against foreign currencies.
Commodity Price Risk

As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in North American fuel prices. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2015. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.
The following table presents information about the Options:

			December 31, 2013
(in thousands except per gallon data)	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value
Fuel price derivative instruments – unleaded fuel – wholesale strike price
Options settling October 2014 – June 2015	$2.568	$2.628	7,582	$(481)
Options settling July 2014 – March 2015	$2.510	$2.570	7,732	(1,076)
Options settling April 2014 – December 2014	$2.615	$2.675	7,861	(1,051)
Options settling January 2014 – September 2014	$2.700	$2.760	8,182	(911)
Options settling October 2013 – June 2014	$2.485	$2.545	4,144	(1,407)
Options settling July 2013 – March 2014	$2.633	$2.693	2,364	(290)
Total fuel price derivative instruments – unleaded fuel			37,865	$(5,216)
Fuel price derivative instruments – diesel fuel – retail strike price
Options settling October 2014 – June 2015	$3.785	$3.845	3,609	$(318)
Options settling July 2014 – March 2015	$3.788	$3.848	3,691	(385)
Options settling April 2014 – December 2014	$3.800	$3.860	3,745	(436)
Options settling January 2014 – September 2014	$3.810	$3.870	4,046	(516)
Options settling October 2013 – June 2014	$3.713	$3.773	1,862	(413)
Options settling July 2013 – March 2014	$3.878	$3.938	1,062	(74)
Total fuel price derivative instruments – diesel			18,015	$(2,142)
Total fuel price derivative instruments			55,880	$(7,358)
(a)    The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxgenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.
(b)    The Options settle on a monthly basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEX Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2014

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$361,486	$197,662
Accounts receivable (less reserve for credit losses of $10,396 in 2013 and $11,709 in 2012)	1,712,061	1,556,275
Available-for-sale securities	15,963	16,350
Property, equipment and capitalized software, net	72,277	60,097
Deferred income taxes, net	88,965	121,007
Goodwill	818,402	847,986
Other intangible assets, net	208,997	241,950
Other assets	154,892	90,538
Total assets	$3,433,043	$3,131,865
Liabilities and Stockholders’ Equity
Accounts payable	$512,878	$527,838
Accrued expenses	92,335	67,419
Income taxes payable	16,066	10,038
Deposits	1,088,930	890,345
Borrowed federal funds	—	48,400
Revolving line-of-credit facilities and term loan	285,000	621,000
Deferred income taxes, net	14,293	18,407
Notes outstanding	400,000	—
Amounts due under tax receivable agreement	77,785	86,550
Fuel price derivatives, at fair value	7,358	1,729
Other liabilities	16,372	20,546
Total liabilities	2,511,017	2,292,272
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	18,729	21,662
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,901 in 2013 and 42,586 in 2012 shares issued; 38,987 in 2013 and 38,908 in 2012 shares outstanding	429	426
Additional paid-in capital	168,891	162,470
Noncontrolling interest	519	—
Retained earnings	879,519	730,311
Accumulated other comprehensive (loss) income	(15,495)	37,379
Treasury stock at cost; 4,007 shares in 2013 and 3,766 shares in 2012	(130,566)	(112,655)
Total stockholders’ equity	903,297	817,931
Total liabilities and stockholders’ equity	$3,433,043	$3,131,865
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues
Fleet payment solutions	$527,424	$470,591	$436,704
Other payment solutions	190,039	152,560	116,372
Total revenues	717,463	623,151	553,076
Expenses
Salary and other personnel	164,521	123,380	104,610
Service fees	103,428	103,189	70,202
Provision for credit losses	20,200	22,539	27,527
Technology leasing and support	24,217	18,537	15,423
Occupancy and equipment	15,967	12,361	11,803
Advertising	11,176	10,155	9,713
Marketing	3,684	3,679	3,240
Postage and shipping	5,140	4,347	4,325
Communications	7,069	5,373	5,115
Depreciation, amortization and impairments	58,208	75,263	45,369
Operating interest expense	4,287	4,990	5,453
Other	22,827	17,719	16,972
Total operating expenses	440,724	401,532	319,752
Operating income	276,739	221,619	233,324
Financing interest expense	(29,419)	(10,433)	(11,676)
Net gain (loss) on foreign currency transactions	964	(299)	(459)
Net realized and unrealized losses on fuel price derivatives	(9,851)	(12,365)	(11,869)
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	—	9,750	—
Increase in amount due under tax receivable agreement	(33)	(2,089)	(715)
Income before income taxes	238,400	206,183	208,605
Income taxes	90,102	109,474	74,983
Net income	148,298	96,709	133,622
Less: Net loss from non-controlling interests	(910)	(213)	—
Net earnings attributable to WEX Inc.	$149,208	$96,922	$133,622
Net earnings attributable to WEX Inc. per share:
Basic	$3.83	$2.50	$3.45
Diluted	$3.82	$2.48	$3.43
Weighted average common shares outstanding:
Basic	38,946	38,840	38,686
Diluted	39,103	39,092	38,998
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$148,298	$96,709	$133,622
Changes in available-for-sale securities, net of tax effect of $(367) in 2013, $(3) in 2012 and $66 in 2011	(630)	(3)	108
Changes in interest rate swap, net of tax effect of $0 in 2013, $35 in 2012 and $179 in 2011	—	60	308
Foreign currency translation	(54,776)	6,705	2,567
Comprehensive income	92,892	103,471	136,605
Less: comprehensive loss attributable to noncontrolling interest	(910)	(242)	—
Comprehensive income attributable to WEX Inc.	$93,802	$103,713	$136,605
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Noncontrolling interest in subsidiaries	Total Equity
	Shares	Amount
Balance at December 31, 2010	38,437	$419	$132,583	$27,605	$(101,367)	$499,767	$—	$559,007
Stock issued upon exercise of stock options	216	3	2,913	—	—	—	—	2,916
Tax benefit from stock option and restricted stock units	—	—	3,970	—	—	—	—	3,970
Stock issued upon vesting of restricted and deferred stock units	112	1	—	—	—	—	—	1
Stock-based compensation, net of shares repurchased for tax withholdings	—	—	6,816	—	—	—	—	6,816
Changes in available-for-sale securities, net of tax effect of $66	—	—	—	108	—	—	—	108
Changes in interest rate swaps, net of tax effect of $179	—	—	—	308	—	—	—	308
Foreign currency translation	—	—	—	2,567	—	—	—	2,567
Net earnings attributable to WEX Inc.	—	—	—	—	—	133,622	—	133,622
Balance at December 31, 2011	38,765	423	146,282	30,588	(101,367)	633,389	—	709,315
Stock issued upon exercise of stock options	234	2	4,623	—	—	—	—	4,625
Tax benefit from stock option and restricted stock units	—	—	4,466	—	—	—	—	4,466
Stock issued upon vesting of restricted and deferred stock units	109	1	—	—	—	—	—	1
Stock-based compensation, net of shares repurchased for tax withholdings	—	—	8,093	—	—	—	—	8,093
Other	—	—	(994)	—	—	—	—	(994)
Purchase of shares of treasury stock	(200)	—	—	—	(11,288)	—	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $(3)	—	—	—	(3)	—	—	—	(3)
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	—	60
Foreign currency translation	—	—	—	6,734	—	—	—	6,734
Net earnings attributable to WEX Inc.	—	—	—	—	—	96,922	—	96,922
Balance at December 31, 2012	38,908	426	162,470	37,379	(112,655)	730,311	—	817,931
Stock issued upon exercise of stock options	70	1	1,679	—	—	—	—	1,680
Tax benefit from stock option and restricted stock units	—	—	6,539	—	—	—	—	6,539
Stock issued upon vesting of restricted and deferred stock units	250	2	(2)	—	—	—	—	—
Stock-based compensation, net of shares repurchased for tax withholdings	—	—	(1,795)	—	—	—	—	(1,795)
Purchase of shares of treasury stock	(241)	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(367)	—	—	—	(630)	—	—	—	(630)
Noncontrolling interest investment	—	—	—	—	—	—	1,032	1,032
Noncontrolling interest net earnings	—	—	—	—	—	—	(513)	(513)
Foreign currency translation	—	—	—	(52,244)	—	—	—	(52,244)
Net earnings attributable to WEX Inc.	—	—	—	—	—	149,208		149,208
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$148,298	$96,709	$133,622
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss (gain) on derivative instruments	5,628	1,724	(10,872)
Stock-based compensation	9,429	11,016	9,367
Depreciation, amortization and asset impairments	60,563	50,267	48,112
Goodwill impairment	—	17,508	—
Deferred taxes	26,956	35,907	21,749
Provision for credit losses	20,200	22,539	27,527
Loss on disposal of property, equipment and capitalized software	1,122	9,503	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(194,418)	(86,763)	(198,417)
Other assets	(55,440)	(43,665)	(11,133)
Accounts payable	(6,365)	(41,040)	29,274
Accrued expenses	25,500	(1,582)	3,839
Income taxes	7,586	17,360	(3,703)
Other liabilities	(743)	(11,459)	9,185
Amounts due under tax receivable agreement	(8,765)	(6,213)	(7,382)
Net cash provided by operating activities	39,551	71,811	51,168
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(39,455)	(28,036)	(25,145)
Purchases of available-for-sale securities	(1,802)	(864)	(8,509)
Maturities of available-for-sale securities	1,192	1,551	841
Acquisitions and investment, net of cash	(11,277)	(402,475)	(7,691)
Net cash used for investing activities	(51,342)	(429,824)	(40,504)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	6,539	4,466	3,970
Repurchase of share-based awards to satisfy tax withholdings	(11,222)	(2,926)	(2,551)
Proceeds from stock option exercises	1,679	4,625	2,913
Net change in deposits	198,596	193,726	163,853
Net (decrease) increase in borrowed federal funds	(48,400)	41,500	(52,584)
Net repayments on 2007 revolving line-of-credit facility	—	—	(332,300)
Repayments borrowings on term loan	—	—	(75,000)
Loan origination fees	(12,023)	—	(6,184)
Net (repayments) borrowings on 2011 revolving line-of-credit facility	(438,500)	335,700	102,800
Borrowings on 2011 term note agreement	—	—	200,000
Repayments of 2011 term note agreement	(182,500)	(10,000)	(7,500)
Borrowings on 2013 term note agreement	300,000	—	—
Repayments on 2013 term note agreement	(15,000)	—	—
Borrowings on notes outstanding	400,000	—	—
Other financing debt	(2,016)	(17,753)	—
Contingent consideration paid for rapid! PayCard	—	(8,486)	—
Purchase of shares of treasury stock	(17,911)	(11,288)	—
Net cash provided by (used for) financing activities	179,242	529,564	(2,583)
Effect of exchange rates on cash and cash equivalents	(3,627)	320	(335)
Net change in cash and cash equivalents	163,824	171,871	7,746
Cash and cash equivalents, beginning of period	197,662	25,791	18,045
Cash and cash equivalents, end of period	$361,486	$197,662	$25,791
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
Basis of Presentation
The accompanying consolidated financial statements of WEX Inc. for the years ended December 31, 2013, 2012 and 2011, include the accounts of WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company adjusted the consolidated balance sheet amounts as of December 31, 2012, to account for the measurement period adjustments related to the CorporatePay, UNIK and Fleet One purchase price allocations discussed in Note 3, Business Acquisitions, and Other Intangible Asset Acquisitions below. The Company adjusted the statement of stockholders' equity amounts as of December 31, 2010, and for the years ended December 31, 2011 and 2012, to present treasury shares purchased and deferred stock units vested. The Company adjusted the statements of cash flow for the years ended December 31, 2011 and 2012, to combine acquisitions and investments into one single line item presentation.
The presentation of the Company’s consolidated balance sheet as of December 31, 2012 has been corrected for an immaterial error in the classification of foreign deferred tax liabilities. As of December 31, 2012, the foreign jurisdiction deferred tax liability balance was erroneously netted with the domestic deferred tax asset balance and presented on the consolidated balance sheet as a deferred tax asset. This correction of the error resulted in an increase in deferred tax assets and total assets of $18,407 and a corresponding increase in deferred tax liabilities, total liabilities, and total liabilities and stockholders’ equity of $18,407. The result of this correction did not impact the Company’s consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for any period presented.
Use of Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material.
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
Available-for-sale Securities

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company records certain investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive income (loss). Realized gains and losses and declines in fair value determined to be other-than-temporary on available-for-sale securities are included in non-operating revenues and expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenues. Available-for-sale securities held by the Company were purchased and are held by WEX Bank in order to meet the requirements of the Community Reinvestment Act.
Derivatives
The Company uses derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. All derivatives are recorded at fair value on the consolidated balance sheet.
The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment; therefore, gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value. For the purposes of cash flow presentation, realized gains or losses are included in operating cash flows, as they are intended to hedge operating cash flows.
In prior years, the Company used interest rate derivatives designated as cash flow hedges and, accordingly, the change in fair value associated with the effective portion of these derivative instruments that qualified for hedge accounting treatment was recorded as a component of other comprehensive income (loss) and the ineffective portion, if any, was reported in earnings. Amounts included in other comprehensive income (loss) were reclassified into earnings in the same period during which the hedged item affected earnings. These instruments were presented as either other assets or accrued expenses on the consolidated balance sheet.
The Company assessed the hedge effectiveness of the interest rate swaps in accordance with the requirements outlined in the accounting standards. For these hedges, management documented, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative were identical, and the creditworthiness of the counterparty to the hedging instrument remained sound, there was no hedge ineffectiveness as long as those conditions continue to be met. As of December 31, 2013, the Company does not have any interest rate swaps outstanding.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives shown below. Leasehold improvements are primarily depreciated using the straight-line method over the lesser of the useful life of the asset or over the remaining lease term.
Below is the estimated useful lives for assets placed in service during 2013 and beyond:

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Computer software	18 months to 7 years
Leasehold improvements	up to 5 years
Capitalized Software
The Company develops software that is used in providing processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized beginning when technological feasibility of the software has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that the software can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software.
Below are the amounts of internal-use software capitalized and amortized:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Amounts capitalized for internal-use computer software	$18,360	$17,341	$17,463
Amounts expensed for amortization of internal-use computer software	18,830	20,694	18,690
Goodwill and Other Intangible Assets
The Company classifies intangible assets in the following three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used. The Company would record an impairment charge when the carrying value of the definite-lived intangible asset is not recoverable from the undiscounted cash flows generated from the use of the asset.
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, but primarily relies on discounted cash flow analyses. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation, amortization and impairment expense on the consolidated statements of income. The Company's annual goodwill and intangible asset impairment tests performed as of October 1, 2013 did not identify any impairment. The Company’s annual goodwill and intangible assets impairment tests, performed as of October 1, 2012, identified an impairment of $1,337 of goodwill associated with the acquisition of Financial Automation Limited, acquired in August of 2008. On September 30, 2012, the Company impaired $16,171 of goodwill associated with Wright Express Australia Prepaid.
The Company determines the useful lives of its identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. The factors that management considers when determining useful lives include the contractual term of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over their useful lives, which is the period of time that the asset is expected to contribute directly or indirectly to future cash flows. An evaluation of the remaining useful lives of the definite-lived intangible assets is performed periodically to determine if any change is warranted.
Impairment and Disposals of Long-lived Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required. The Company recognized an expense of $8,903 during the year ended December 31, 2012. This expense is a consequence of the Company’s decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for its over-the-road product. The Company also recognized approximately $600 in impairments and disposals of various other long-lived assets during the year ended December 31, 2012, some of which were related to the Fleet One acquisition. The Company did not recognize any significant impairment expense on the Company’s long-lived assets during the years ended December 31, 2013 and 2011. Write-offs due to the acquisition of Fleet One were recorded in depreciation, amortization and impairments in the consolidated statements of income. Disposals over the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.
Other Assets

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company has an investment in the stock of the Federal Home Loan Bank totaling $1,479 for the year ended December 31, 2013, $1,534 for the year ended December 31, 2012 and $1,562 for the year ended December 31, 2011. The investment is carried at cost and not considered a readily marketable security. This investment is included in other assets on the consolidated balance sheets. As of December 31, 2013, the Company has concluded that the investment is not impaired.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the consolidated balance sheet.
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
A description of the major components of revenue is as follows:
Payment Processing Revenue.    Revenue consists of transaction fees assessed to major oil companies, fuel retailers and vehicle maintenance providers. In a payment processing transaction, we extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. We collect the total purchase price from the fleet customer. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or on a combination of both measures. The Company records revenue at the time the transaction is captured.
Interchange income is earned by the Company’s corporate purchase card and payroll card products and is included in payment processing revenue. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.
With regard to payment processing revenue, the Company is generally responsible for the collection of the total transaction amount and the payment to the merchant of their sales amount, net of the payment processing revenue earned by the Company, and as such, recognizes revenue net of the wholesale cost of the underlying products and services. As a consequence, the Company’s accounts receivable and accounts payable related to its payment processing revenues are reflective of the total transaction amount processed by the Company, not the Company’s revenue.
Transaction Processing Revenue.    The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.
Account Servicing Revenue.    Revenue is primarily comprised of monthly fees based on vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations. The Company also recognizes service fees related to rapid! PayCard services for card fees charged to the cardholder.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Finance Fees.    The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $4,557 in 2013 and $3,905 in 2012. The Company’s subsidiary, Fleet One, engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and interest earned on the Company’s foreign paycard product.
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
Interest and dividends earned on investments in available-for-sale securities are included in other revenues. Such income is recognized in the period that it is earned.
The Company sells telematics devices as part of its WEX Telematics program. In addition, the Company sells assorted equipment to its Pacific Pride franchisees. The Company recognizes revenue from these sales when the customer has accepted delivery of the product and collectability of the sales amount is reasonably assured.
The Company enters into contracts with certain large customers or strategic relationships that provide for fee rebates tied to performance milestones. Rebates are recorded as a reduction in revenue in the same period that revenue is earned or performance occurs. Rebates and incentives are calculated based on estimated performance and the terms of the related business agreements.
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award and uses the straight-line method of attribution, net of estimated forfeitures, for expensing awards over the employee requisite service period. The Company estimates the fair value of stock option awards using a Black-Scholes-Merton valuation model. The fair value of Restricted Stock Units (RSUs), including Performance Based Restricted Stock Units (PBRSUs), is determined and fixed on the grant date based on the Company's stock price. Stock-based compensation is recorded in salary and other personnel expense.
Advertising Costs
Advertising and marketing costs are expensed in the period the advertising activity occurs.
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
Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition. Penalties and interest related to uncertain tax positions are recognized as a component of income tax expense. To the extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued are reduced and reflected as a reduction of the overall income tax provision.
Earnings per Common Share

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

When diluted earnings per common share is calculated, weighted-average outstanding shares are adjusted for the dilutive effect of shares issuable upon the assumed conversion of the Company’s common stock equivalents, which consist of outstanding stock options and unvested restricted stock units. Holders of unvested restricted stock units are not entitled to participate in dividends, should they be declared.
Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2013	2012	2011
Net earnings attributable and available for common stockholders –Basic and Diluted	$149,208	$96,922	$133,622
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2013	2012	2011
Weighted average common shares outstanding – Basic	38,946	38,840	38,686
Unvested restricted stock units	117	138	128
Stock options	40	114	184
Weighted average common shares outstanding – Diluted	39,103	39,092	38,998
Foreign Currency Movement
The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars. Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences arising on translation are recorded as a component of accumulated other comprehensive income (loss).
Realized and unrealized gains and losses on foreign currency transactions are recorded directly in the consolidated statements of income except when such gains or losses result from intercompany transactions where repayment is not anticipated for the foreseeable future. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive income (loss).
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
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11"). The amendments in ASU 2013-11 require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward except when the following exist: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, and (ii) the entity does not intend to use the deferred tax asset for this purpose (provided the tax law permits a choice). If any of these conditions exist, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The Company does not believe that the adoption of ASU 2013-11 will have a material impact on its results of operations when adopted in 2014.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is intended to provide

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

disclosure on items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. The required disclosure is in Note 18, Accumulated Other Comprehensive Income.

2.    Supplemental Cash Flow Information

	Year ended December 31,
	2013	2012	2011
Interest paid	$23,646	$13,916	$15,704
Income taxes paid	$48,869	$51,768	$52,930
Significant Non-cash Transactions
The purchase price for the Company’s acquisition of UNIK included $991 of contingent consideration for future performance milestones (discussed further in Note 3). On December 31, 2012, the Company estimated that approximately $313 would be paid on projected performance milestones. On June 30, 2013, the Company revised the estimate based on current performance milestones to be approximately $511, which was paid on July 1, 2013. The purchase price for the Company’s acquisition of rapid! Financial Services included $10,000 of contingent consideration for future performance milestones (discussed further in Note 3). On December 31, 2011, the Company estimated approximately $9,325 as the amount to be paid based on projected performance milestones. During the second quarter of 2012, the Company lowered the estimate to $8,486 and settled the contingent consideration.

3.     Business Acquisitions and Other Intangible Asset Acquisitions
Acquisition of FastCred
On October 15, 2013, the Company's Brazilian 51 percent majority-owned subsidiary UNIK S.A. (“UNIK”) acquired all of the stock of FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market, for approximately $12,309, net of cash acquired. The Company purchased FastCred to expand its Fleet Payment Solutions segment. During the fourth quarter of 2013, the Company allocated $4,282 of the cost of the acquisition to goodwill and $12,594 to other intangible assets, primarily customer relationships. The allocation of the purchase price is preliminary as the Company is still reviewing the intangible asset valuation. The total weighted average useful life of the intangible assets acquired from FastCred is 5 years. Goodwill recorded as a result of the FastCred acquisition is not currently deductible for income tax purposes. No pro forma information has been included in these financial statements as the operations of FastCred for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
Acquisition of CorporatePay
On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately $27,800, net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the CorporatePay acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in accounts receivable of $508, a decrease in deferred taxes of $32, an increase in intangible assets of $140, a decrease in goodwill of $247, and an increase in accrued expenses of $369. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. With the initial purchase of CorporatePay, the Company established a full valuation allowance of $1,219 on the acquired net operating losses. The Company believes it is more likely than not that the losses will not be utilized. The valuations of all assets and liabilities have been finalized.
Goodwill related to the CorporatePay acquisition is not expected to be deductible for income tax purposes. The results of operations of CorporatePay are reflected in the Other Payment Solutions segment from the date of acquisition.

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
Acquisition of UNIK
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a privately-held provider of payroll cards in Brazil. The Company purchased its interest in UNIK to expand its Other Payment Solutions segment. UNIK is a provider of payroll cards, private label and processing services in Brazil specializing in the retail, government and transportation sectors.
The investment was consummated through the purchase of newly issued shares of UNIK for approximately $22,800. The purchase agreement also included a potential contingent consideration component based on performance milestones. Although the contingent consideration was not capped, the Company estimated the amount of the liability, at the time of acquisition, to be approximately $991 at the time of acquisition. On December 31, 2012, the Company revised the estimate based on current performance milestones to be approximately $313. On June 30, 2013, the Company finalized the contingent consideration amount based on current performance milestones and determined it to be approximately $511, which was paid on July 1, 2013. The purchase agreement further provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally the agreement provides the noncontrolling shares with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon multiples of UNIK’s trailing twelve month EBITDA. Using the proceeds from the acquisition of UNIK, UNIK paid down approximately $19,600 of existing financing debt. As of December 31, 2013, UNIK has approximately $7,278 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.
Based on its ownership position, the Company concluded that it has acquired a controlling interest in UNIK. During the third quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. Goodwill associated with the transaction is not expected to be deductible for income tax purposes. In addition, the Company has recognized and measured a redeemable noncontrolling interest. The redeemable noncontrolling interest represents the portion of UNIK’s net assets owned by the noncontrolling shareholders and is presented in the mezzanine section on the Company’s consolidated balance sheets. The results of operations of UNIK are reflected in the Other Payment Solutions segment. During the third quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the UNIK acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in deferred taxes of $2,243, an increase in goodwill of $4,355, and an increase in accrued expenses of $6,598. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuations of all assets and liabilities have been finalized.

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
Acquisition of Fleet One
On October 4, 2012, the Company acquired certain assets of Fleet One, a privately-held provider of value-based business payment processing and information management solutions. The Company purchased Fleet One to expand its fuel card and fleet management information services, as well as to accelerate its presence in the over-the-road market.
Fleet One was purchased from the private equity firms of LLR Partners and FTV Capital for approximately $376,258, net of cash acquired. During the fourth quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the third quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the Fleet One acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in a decrease in accounts receivable of $47, an increase in deferred taxes of $261, a decrease in goodwill of $407, a decrease in taxes payable of $113 and a decrease in accrued expenses of $80. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuations of all assets and liabilities have been finalized.
The operations at Fleet One contributed net revenues of approximately $14,200 and net earnings of approximately $1,400 from October 4, 2012, through December 31, 2012. The goodwill is expected to be deductible for tax purposes. Operations from Fleet One are reflected in the Fleet Payment Solutions segment from the date of acquisition.

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
The pro forma financial information assumes the companies were combined as of January 1, 2011, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2012 or 2011.
Acquisition of rapid! Financial Services LLC
On March 31, 2011, the Company acquired certain assets of rapid! Financial Services LLC (“rapid! PayCard”) for approximately $18,000 including an estimate of contingent consideration for future performance milestones of $10,000. rapid! PayCard is a provider of payroll prepaid cards, e-paystubs and e-W2s, and is focused on small and medium sized businesses. The Company purchased rapid! PayCard to expand its Other Payment Solutions segment. During the first quarter of 2011, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2012, the Company finalized the valuation of the intangible assets associated with the trade name. The goodwill is expected to be deductible for tax purposes.
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
The following is a summary of the allocation of the purchase price to the acquired assets and liabilities assumed:

Consideration (including estimated $10,000, contingent consideration)	$18,081
Less:
Accounts receivable	75
Accounts payable	(85)
Other tangible assets, net	105
Customer relationships (a)	4,600
Trade name (a)	1,600
Recorded goodwill	$11,786
(a) Weighted average life – 4.7 years

See Note 7 for further discussion of the goodwill and intangible balances that arose as a result of the above transactions.

4.    Accounts Receivable and Reserves for Credit Losses
In general, the terms of the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables is considered to be a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.
At December 31, 2013, approximately 95 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. At December 31, 2012, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due.The outstanding balance is made up of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

receivables from a wide range of industries. No customer makes up more than 4 percent of the outstanding receivables at December 31, 2013.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2013	2012	2011
Balance, beginning of period	$11,709	$11,526	$10,237
Provision for credit losses	20,200	22,539	27,527
Charge-offs	(27,781)	(27,961)	(31,578)
Recoveries of amounts previously charged-off	6,663	5,605	5,340
Currency translation	$(395)	$—	$—
Balance, end of period	$10,396	$11,709	$11,526

5.    Investments
Available-for-sale Securities
The Company’s available-for-sale securities as of December 31, 2013 and 2012, are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2013
Mortgage-backed securities	$867	$16	$44	$839
Asset-backed securities	1,393	—	2	1,391
Municipal bonds	610	4	95	519
Equity securities (a)	13,777	—	563	13,214
Total available-for-sale securities	$16,647	$20	$704	$15,963
2012
Mortgage-backed securities	$1,780	$79	$20	$1,839
Asset-backed securities	1,652	3	—	1,655
Municipal bonds	630	13	2	641
Equity securities (a)	11,974	241	—	12,215
Total available-for-sale securities	$16,036	$336	$22	$16,350

(a)
These securities exclude $4,339 in equity securities designated as trading as of December 31, 2013, and $2,921 as of December 31, 2012, included in other assets on the consolidated balance sheets. See Note 15 for additional information about the securities designated as trading.

The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2013 and 2012 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. The Company’s techniques used to measure the fair value of its investments are in Note 15, Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
The Company had maturities of available-for-sale securities of $1,192 for the year ended December 31, 2013, $1,551 for the year ended December 31, 2012, and $841 for the year ended December 31, 2011.
The maturity dates of the Company’s available-for-sale securities are as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	December 31,
	2013		2012
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$—	$—	$—	$—
Due after 1 year through year 5	729	728	348	348
Due after 5 years through year 10	—	—	543	543
Due after 10 years	1,274	1,182	1,391	1,404
Mortgage-backed securities with original maturities of 30 years	867	839	1,780	1,839
Equity securities with no maturity dates	13,777	13,214	11,974	12,216
Total	$16,647	$15,963	$16,036	$16,350

6.    Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
	2013	2012
Furniture, fixtures and equipment	$44,111	$32,923
Computer software	160,796	142,021
Software under development	7,675	5,740
Leasehold improvements	5,095	5,072
Total	217,677	185,756
Less accumulated depreciation and amortization	(145,400)	(125,659)
Total property, equipment and capitalized software, net	$72,277	$60,097
In 2012, the Company wrote-off $8,903 of software and software under development related to the over-the-road line of business. The write-off was a consequence of the Company’s decision to utilize the software acquired with the acquisition of Fleet One, during the fourth quarter of 2012, as the processing platform for its over-the-road product. This charge is included in depreciation, amortization and impairments in the consolidated statements of income. The Company did not incur significant impairment charges during 2013 and 2011. Depreciation expense was $25,061, $25,384 and $22,957 in 2013, 2012 and 2011, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

7.    Goodwill and Other Intangible Assets
The changes in goodwill during the period January 1 to December 31, 2013 were as follows:

	Fleet Payment Solutions Segment (a)	Other Payment Solutions Segment (a)	Total (a)
Gross goodwill, beginning of period (a)	$779,654	$85,840	$865,494
Impact of foreign currency translation	(30,540)	(3,326)	(33,866)
Acquisition of FastCred	4,282	—	4,282
Gross goodwill, end of period	753,396	82,514	835,910
Accumulated impairment, end of period	(1,337)	(16,171)	(17,508)
Net goodwill, end of period	$752,059	$66,343	$818,402

(a)	The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The changes in goodwill during the period January 1 to December 31, 2012 were as follows:

	Fleet Payment Solutions Segment (a)	Other Payment Solutions Segment (a)	Total (a)

Gross goodwill, beginning of period	$512,184	$37,920	$550,104
Impact of foreign currency translation	4,399	(22)	4,377
Acquisition of UNIK (a)	—	28,375	28,375
Acquisition of CorporatePay (a)	—	19,567	19,567
Acquisition of Fleet One (a)	263,071	—	263,071
Gross goodwill, end of period (a)	$779,654	$85,840	$865,494
Accumulated impairment, beginning of period	—	—	—
Impairment charge during period	(1,337)	(16,171)	(17,508)
Accumulated impairment, end of period	(1,337)	(16,171)	(17,508)
Net goodwill, end of period	$778,317	$69,669	$847,986
(a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The Company adjusted the consolidated balance sheet amount for goodwill and intangible assets at December 31, 2012, and December 31, 2011, to account for the measurement period adjustments related to the CorporatePay, UNIK, Fleet One and rapid! PayCard purchase price allocations.
During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of WEX Prepaid Cards Australia. On September 30, 2012, the Company recorded an estimated goodwill impairment loss of $16,171 related to the purchase of WEX Prepaid Cards Australia. The Company used a discounted cash flow model of the projected earnings of Wright Express Prepaid Australia, which is a level 3 fair value measurement, to determine the amount of goodwill impairment. This amount was finalized during the fourth quarter of 2012. During the fourth quarter of 2012, the Company recorded a goodwill impairment loss of $1,337, which is a level 3 fair value measurement, related to the purchase of Financial Automation Limited, acquired in August of 2008.
The changes in intangible assets during the period January 1 to December 31, 2013, were as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Net Carrying Amount, Beginning of Period (a)	Acquisition	Transfer from indefinite-lived intangible assets to definite-lived intangible assets	Amortization	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software (a)	$71,343	—	—	(8,417)	(2,162)	60,764
Customer relationships (a)	150,290	12,594	—	(23,552)	(8,850)	130,482
Patent	2,365	—	—	(465)	(228)	1,672
Trade name (a)	7,407	—	2,421	(713)	(280)	8,835
Indefinite-lived intangible assets
Trademarks, trade names and brand names	10,545	—	(2,421)	—	(880)	7,244
Total	$241,950	$12,594	$—	(33,147)	(12,400)	208,997
(a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
During the third quarter of 2013, the Company determined that the intangible asset recorded for the trade name associated with Wright Express Corporation should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to the current re-branding efforts of changing from the Wright Express brand to the WEX brand initiated domestically and abroad. The Company determined that a 10 year life would be appropriate in conjunction with the re-branding strategy initiated during the third quarter of this year.
The changes in intangible assets during the period January 1 to December 31, 2012, were as follows:

	Net Carrying Amount, Beginning of Period	Acquisition (a)	Amortization	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software (a)	$19,034	57,426	$(4,745)	$(372)	$71,343
Customer relationships (a)	75,827	90,785	(18,023)	1,701	150,290
Patent	2,766	—	(349)	(52)	2,365
Trade name (a)	1,000	6,725	(351)	33	7,407
Indefinite-lived intangible assets
Trademarks, trade names and brand names	10,429	—	—	116	10,545
Total	$109,056	$154,936	$(23,468)	$1,426	$241,950
 (a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

Estimated Amortization Expense
2014	$33,449
2015	$30,905
2016	$27,414
2017	$23,734
2018	$20,277

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other intangible assets consist of the following:

	December 31, 2013			December 31, 2012

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount (a)
Definite-lived intangible assets
Acquired software	$83,018	$(22,254)	$60,764	$86,527	$(15,184)	$71,343
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	200,503	(70,021)	130,482	202,061	(51,771)	150,290
Patent	2,935	(1,263)	1,672	3,430	(1,065)	2,365
Trade name	10,112	(1,277)	8,835	7,827	(420)	7,407
	$296,668	$(94,915)	201,753	$299,945	$(68,540)	231,405
Indefinite-lived intangible assets
Trademarks, trade names and brand names			7,244			10,545
Total			$208,997			$241,950
 (a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.

8.    Accounts Payable
Accounts payable consists of:

	December 31,
	2013	2012
Merchants payable	$481,325	$500,723
Other payables	31,553	27,115
Total accounts payable	$512,878	$527,838

9.    Deposits and Borrowed Federal Funds
The following table presents information about deposits:

	December 31,
	2013	2012
Certificates of deposit with maturities within 1 year	$453,539	$441,100
Certificates of deposit with maturities greater than 1 year and less than 5 years	117,857	48,343
Interest-bearing money market deposits	222,546	123,614
Negotiable order of withdrawal deposits	276,422	261,126
Non-interest bearing customer deposits	18,566	16,162
Total deposits	$1,088,930	$890,345
Weighted average cost of funds on certificates of deposit outstanding	0.53%	0.57%
Weighted average cost of interest-bearing money market deposits	0.25%	0.39%
Weighted average cost of negotiable order of withdrawal deposits	—	—
WEX Bank has issued certificates of deposit in various maturities ranging between 1 month and 2 years and with fixed interest rates ranging from 0.30 percent to 0.80 percent as of December 31, 2013. WEX Bank may issue certificates of deposit without limitation on the balance outstanding. WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2013, certificates of deposit were in denominations of $250 or less.
The Company requires non-interest bearing deposits for certain customers as collateral for credit that has been extended.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company also had federal funds lines of credit totaling $125,000 at December 31, 2013 and $140,000 at December 31, 2012. There were no borrowings against these lines of credit at December 31, 2013 and $48,400 in outstanding borrowings against these lines of credit at December 31, 2012.
Interest-bearing money market deposits are issued in denominations of $250 or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. As of December 31, 2013, the weighted average interest rate on interest-bearing money market deposits was 0.25 percent.
On January 11, 2012, the Company entered into an agreement with Higher One, Inc. (“Higher One”), a technology and payment services company focused on higher education, to offer negotiable order of withdrawal (“NOW”) accounts to a portion of Higher One’s customers. Higher One will provide processing and other administrative services while the Company, through its bank subsidiary WEX Bank, will establish and maintain the NOW accounts. During 2013 and the last three quarters of 2012, the Company received non-interest bearing NOW account deposits. As of December 31, 2013, the Company has $276,422 of non-interest bearing NOW account deposits outstanding.
The following table presents the average interest rates for deposits and borrowed federal funds:

	Year ended December 31,
	2013	2012	2011
Average interest rate:
Deposits	0.51%	0.65%	0.81%
Borrowed federal funds	0.41%	0.42%	0.44%
Negotiable order of withdrawal deposits	—	—	—
Interest-bearing money market deposits	0.31%	0.49%	0.55%
Average deposits and borrowed federal funds balance	$1,012,806	$888,135	$695,765

10.    Derivative Instruments
Derivatives Not Designated as Hedging Instruments-Fuel Price Derivatives
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.
As of December 31, 2013, the Company had the following put and call option contracts which settle on a monthly basis which do not have formal hedging designations:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2014 – June 2015	37,865
Fuel price derivative instruments – diesel
Put and call option contracts settling January 2014 – June 2015	18,015
Total fuel price derivative instruments	55,880

(a)
The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxgenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

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

(a)
The settlement of the put and call option contracts (in all instances, notional amount of puts and calls are equal; strike prices are different) is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxgenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$7,358	Fuel price derivatives, at fair value	$1,729
The following table presents information on the location and amounts of derivative gains and losses in the consolidated statements of income:

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) (a)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (b)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)(b)
	For the period ended December 31,			For the period ended December 31,			For the period ended December 31,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$—	$60	Financing interest expense	$—	$(109)	Financing interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the period ended December 31,
		2013	2012
Commodity contracts	Net realized and unrealized (losses) gains on fuel price derivatives	$(9,851)	$(12,365)

(a)	The amount of gain or (loss) recognized in OCI on the Company’s interest rate swap arrangements has been recorded net of tax impacts of $0 in 2013 and $35 in 2012.

(b)	No ineffectiveness was reclassified into earnings nor was any amount excluded from effectiveness testing.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

For the Company’s North America operations, the Company uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2015. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents information about the Options:

			December 31,
			2013		2012
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value	Aggregate Notional Amount (gallons)	Fair Value
Fuel price derivative instruments – unleaded fuel
Options settling October 2014 – June 2015	$2.568	$2.628	7,582	$(481)	—	$—
Options settling July 2014 – March 2015	$2.510	$2.570	7,732	(1,076)	—	—
Options settling April 2014 – December 2014	$2.615	$2.675	7,861	(1,051)	—	—
Options settling January 2014 – September 2014	$2.700	$2.760	8,182	(911)	—	—
Options settling October 2013 – June 2014	$2.485	$2.545	4,144	(1,407)	6,269	(514)
Options settling July 2013 – March 2014	$2.633	$2.693	2,364	(290)	4,643	308
Options settling April 2013 – December 2013	$2.670	$2.730	—	—	10,436	(398)
Options settling January 2013 – September 2013	$2.843	$3.903	—	—	7,291	457
Options settling October 2012 – June 2013	$2.540	$2.600	—	—	4,803	(1,161)
Options settling July 2012 – March 2013	$2.605	$2.665	—	—	2,310	(314)
Total fuel price derivative instruments – unleaded fuel			37,865	$(5,216)	35,752	$(1,622)
Fuel price derivative instruments – diesel
Options settling October 2014 – June 2015	$3.785	$3.845	3,609	$(318)	—	$—
Options settling July 2014 – March 2015	$3.788	$3.848	3,691	(385)	—	—
Options settling April 2014 – December 2014	$3.800	$3.860	3,745	(436)	—	—
Options settling January 2014 – September 2014	$3.810	$3.870	4,046	(516)	—	—
Options settling October 2013 – June 2014	$3.713	$3.773	1,862	(413)	2,816	(224)
Options settling July 2013 – March 2014	$3.878	$3.938	1,062	(74)	2,086	108
Options settling April 2013 – December 2013	$3.823	$3.883	—	—	4,689	(162)
Options settling January 2013 – September 2013	$3.990	$4.050	—	—	3,276	363
Options settling October 2012 – June 2013	$3.835	$3.895	—	—	2,158	(89)
Options settling July 2012 – March 2013	$3.792	$3.852	—	—	1,038	(103)
Total fuel price derivative instruments – diesel			18,015	$(2,142)	16,063	(107)
Total fuel price derivative instruments			55,880	$(7,358)	51,815	(1,729)

(a)
The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxgenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.

The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2013	2012	2011
Realized (losses)	$(4,223)	$(10,641)	$(22,741)
Unrealized (losses) gains	(5,628)	(1,724)	10,872
Net realized and unrealized (losses) gains on derivative instruments	$(9,851)	$(12,365)	$(11,869)

11.  Financing Debt
2007 Revolving Credit Facility and 2010 Term Loan Note
On May 22, 2007, the Company entered into a revolving credit facility (the “2007 Revolver”) with a lending syndicate. The 2007 Revolver initially provided for a five-year $350,000 unsecured revolving line of credit. In connection with the 2007 Revolver, the Company paid loan origination fees of $998. These fees were recorded as other assets on the consolidated balance

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

sheet and were amortized on a straight-line basis (which approximates the effective interest rate method) over the term of the 2007 Revolver. On May 29, 2008, the Company entered into an incremental amendment agreement (the “Incremental Amendment Agreement”) of the 2007 Revolver to increase the aggregate unsecured revolving line-of-credit from $350,000 to $450,000. The Company incurred $1,556 in loan origination fees in conjunction with entering into the Incremental Amendment Agreement. These fees have been recorded as other assets on the consolidated balance sheet and were amortized over the remaining term of the 2007 Revolver.
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
2011 Credit Agreement
On May 23, 2011, the Company entered into a credit agreement (the “2011 Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, and Wright Express Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate. The 2011 Credit Agreement was secured by pledges of the stock of the Company’s foreign subsidiaries. The 2011 Credit Agreement provided for a five-year $200,000 amortizing term loan facility and a five-year $700,000 revolving credit facility with a $100,000 sub-limit for letters of credit. Term loan payments in the amount of $2,500 per quarter began on June 30, 2011, and were scheduled to continue on the last day of each September, December, March and June thereafter, through and including March 31, 2016. On the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 would have been due.
As of December 31, 2012, the Company had $621,000 of loans outstanding under the 2011 Credit Agreement (including $182,500 under the term loan and $438,500 under the revolving credit facility). As of December 31, 2012, the Company had posted approximately $2,350 letters of credit as collateral for fuel derivatives and lease agreements. Accordingly, at December 31, 2012, the Company had $264,150 of availability under the 2011 Credit Agreement, subject to the covenants as described below. The Company capitalized approximately $6,200 in loan origination fees in association with this borrowing and wrote-off approximately $700 of previous issuance costs in the second quarter of 2011.
Proceeds from the 2011 Credit Agreement were used to refinance the Company’s existing indebtedness under its 2007 Revolver, and the existing indebtedness under the 2010 term loan. The 2011 Credit Agreement was available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
Amounts outstanding under the 2011 Credit Agreement bears interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, or (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the 2011 Credit Agreement would have matured on May 23, 2016.
The 2011 Credit Agreement was replaced in January of 2013 by an Amended and Restated Credit Agreement (the “2013 Credit Agreement”).

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

2013 Credit Agreement and $400 Million Notes Outstanding
On January 18, 2013, the Company entered into the 2013 Credit Agreement, among the Company, as borrower, Wright Express Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower (“Card Holdings Australia”, and, together with the Company, the “Borrowers”), Bank of America, N.A., as administrative agent and letter of credit issuer (“Bank of America”), and the other lenders party thereto (the “Lenders”). The 2013 Credit Agreement provides for a five-year $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300,000 in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100,000.
The 2013 Credit Agreement amends, restates and substitutes for the 2011 Credit Agreement, among the Company, Card Holdings Australia, Bank of America, as administrative agent, the joint lead arrangers and other agents named therein, and a syndicate of lenders. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185,000 to $300,000 and increases the amount of the revolving loan from $700,000 to $800,000. A portion of the indebtedness owing under the 2013 Credit Agreement is the same indebtedness as formerly evidenced by the 2011 Credit Agreement.
Amounts outstanding under the 2013 Credit Agreement bore interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined, plus a margin of 1.25 percent to 2.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by lead lender, and (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.25 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.40 percent of the daily unused portion of the credit facility. Any outstanding loans under the 2013 Credit Agreement mature in January of 2018, unless extended pursuant to the terms of the 2013 Credit Agreement.
On January 30, 2013, the Company, completed a $400,000 offering in aggregate principal amount of 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture dated as of January 30, 2013 (the “Indenture”) among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”).
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
At any time on or after February 1, 2018, the Company may redeem the Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount of the Notes) if redeemed during the twelve month period beginning on February 1 of the following years: (i) 102.375% percent in 2018, (ii) 101.583 percent in 2019, (iii) 100.792 percent in 2020, and (iv) 100.0 percent in 2021 and thereafter; plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to February 1, 2018, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100.0 percent of the principal amount of such Notes redeemed plus a “make-whole” premium (as described in the Indenture), together with any accrued and unpaid interest, if any, to, but excluding, the date of redemption.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

In addition, at any time prior to February 1, 2016, the Company may, subject to certain conditions, redeem up to 35 percent of the Notes from the proceeds of certain equity offerings at a redemption price of 104.75% percent of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.
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
The Company capitalized approximately $15,547 in loan origination fees in association with these borrowings and wrote-off approximately $1,000 of previous issuance costs in the first quarter of 2013.
The Company used the net proceeds of this offering to repay the outstanding amount under the revolving portion of its 2013 Credit Agreement and to pay related fees and expenses and for general corporate purposes.
As of December 31, 2013, the Company had $685,000 of loans outstanding. This includes $285,000 under the 2013 Credit Agreement and $400,000 of notes outstanding. As of December 31, 2013, the interest rate for the borrowings under the 2013 Credit Agreement was 1.93 percent
As of December 31, 2013, the Company has posted approximately $11,947 letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. Accordingly, at December 31, 2013, the Company had $688,000 of availability under the 2013 Credit Agreement, subject to the covenants as described below.
The following table presents information about the outstanding borrowings under the 2013 Credit Agreement:

	December 31,
	2013	2012
Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$285,000	$592,500
Outstanding balance on revolving line-of-credit with interest based on the prime rate	—	28,500
Outstanding balance on $400 million 4.750% interest rate notes outstanding	400,000	—
Total outstanding balance on revolving line-of-credit facility, term loan and notes	$685,000	$621,000
Weighted average rate based on LIBOR (including impact of interest rate swaps)	1.93%	1.71%
Rate based on the prime rate	3.75%	3.75%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Financing Interest
The following table presents the components of financing interest expense:

	Year ended December 31,
	2013	2012	2011
2007 Revolver:
Interest expense based on LIBOR	$—	$—	$1,084
Interest expense based on the prime rate	—	—	270
Fees	—	—	100
Amortization of loan origination fees	—	—	249
	$—	$—	$1,703
$75 Million 2010 Term Loan:
Interest expense based on LIBOR	$—	$—	$911
Amortization of loan origination fees	—	—	863
	$—	$—	$1,774
2011 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$350	$3,103	$1,758
Interest expense based on the prime rate	54	1,083	566
Fees	36	1,369	1,047
Amortization of loan origination fees	43	1,100	667
$200 Million Term Loan:
Interest expense based on LIBOR	170	3,339	2,330
Amortization of loan origination fees	11	297	208
	$664	$10,291	$6,576
2013 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$400	$—	$—
Fees	$2,098	$—	$—
Amortization of loan origination fees	$1,122	$—	$—
$300 Million Term Loan:
Interest expense based on LIBOR	$5,496	$—	$—
Amortization of loan origination fees	$491	$—	$—
$400 Million Notes Outstanding:
4.750% interest expense	$17,469	$—	$—
Amortization of loan origination fees	$674	$—	$—
	$27,750	$—	$—
Realized losses on interest rate swaps (Note 10)	$—	$109	$830
Deferred loan costs associated with the extinguishment of debt	1,004	—	—
Other	1	33	793
Total financing interest expense	$29,419	$10,433	$11,676
Average interest rate (including impact of interest rate swaps):
Based on LIBOR	1.93%	1.79%	1.91%
Based on prime	3.75%	3.75%	3.68%
Average debt balance at LIBOR	$300,056	$366,387	$362,014
Average debt balance at prime	$19,162	$28,885	$22,615
Debt Covenants
The 2013 Credit Agreement and Indenture contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

restricted subsidiaries or regulated subsidiaries; (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.
Other
As of December 31, 2013, WEX Bank pledged approximately $531,592 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $313,639 as of December 31, 2013. As of December 31, 2013, WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window.
As of December 31, 2013, UNIK has approximately $7,278 of financing debt, classified in other liabilities on the Company’s consolidated balance sheets.

12.  Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
	2013	2012	2011
United States	$249,311	$224,029	$224,448
Foreign	(10,911)	(17,846)	(15,843)
Total	$238,400	$206,183	$208,605

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total
2013
Current	$52,118	$5,176	$5,255	$62,549
Deferred	$31,020	$1,562	$(5,029)	$27,553
2012
Current	$48,632	$3,460	$18,681	$70,773
Deferred	$22,560	$(1,301)	$17,442	$38,701
2011
Current	$43,886	$6,697	$1,050	$51,633
Deferred	$25,875	$299	$(2,824)	$23,350

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	1.9	1.0	1.2
Foreign income tax rate differential	0.8	16.8	—
Revaluation of deferred tax assets for tax rate changes and blending differences, net	—	(0.5)	—
Other	0.1	0.8	(0.3)
Effective tax rate	37.8%	53.1%	35.9%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2013	2012
Deferred assets related to:
Reserve for credit losses	$4,193	$4,935
Foreign tax credit	3,303	2,862
Stock-based compensation, net	9,111	10,304
Net operating loss carry forwards	11,765	9,766
Other assets	4,588	5,880
Derivatives	1,862	—
Intangibles, net	51,563	79,995
	86,385	113,742
Deferred tax liabilities related to:
Derivatives	—	194
Other assets	1,379	1,299
Property, equipment and capitalized software	9,042	8,430
	10,421	9,923
Valuation allowance primarily on net operating loss carryfowards	1,292	1,219
Deferred income taxes, net	$74,672	$102,600
Net deferred tax assets (liabilities) by jurisdiction are as follows:

	December 31,
	2013	2012
United States	$87,940	$118,797
Australia	(9,438)	(13,053)
New Zealand	45	48
The Netherlands	89	73
United Kingdom	57	(2,370)
Brazil	(4,021)	(895)
Total	$74,672	$102,600
The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet where a right of offset exists.
The Company’s primary tax jurisdictions are the United States and Australia. The Company had approximately $561,469 of state and $31,489 of foreign net operating loss carry forwards at December 31, 2013 and approximately $462,396 of state and $22,183 of foreign net operating loss carry forwards at December 31, 2012. These U.S. losses expire at various times through 2033. Foreign losses in Brazil and the U.K. have indefinite carry forward periods. The Company has established a valuation allowance primarily for acquired net operating losses in the UK for which the Company has determined it is more likely than not that the losses will not be utilized. No valuation allowances have been established for all other deferred assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $4,665 at December 31, 2013, and $1,756 at December 31, 2012. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
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
The Company files a consolidated federal income tax return in the United States, as well as consolidated or separate income tax returns in most states. The Company also files consolidated or separate income tax returns in non-U.S. jurisdictions where required. In the normal course of business, the Company is no longer subject to income tax examination for the years prior to 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2013	2012	2011
Beginning balance	$6,176	$6,059	$—
Increases related to prior year tax position	—	—	6,059
(Decreases) increases related to prior year tax positions, due to foreign currency exchange	(893)	117	—
Ending balance	$5,283	$6,176	$6,059
At December 31, 2013, the Company had $6,908 of net unrecognized tax benefits. If recognized, $6,908 would reduce the Company’s effective tax rate. The Company does not anticipate settling any unrecognized tax benefit within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,625 as of December 31, 2013, $1,313 as of December 31, 2012 and $500 as of December 31, 2011, for penalties and interest related to uncertain tax positions.
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
During 2012, the Company recorded an impairment charge related to goodwill in the amount of $17,508. This charge did not result in any tax provision benefit. The Company also recorded a tax charge of approximately $2,400 due to the impact of a retroactive tax legislation enacted on September 8, 2012 in Australia. This legislation impacted the potential deductibility of intercompany interest expense allowable in past and future tax years and hence resulted in a discrete charge in our recorded tax expense in the current year and a higher Australian effective tax rate in future periods.

13.  Tax Receivable Agreement
As a consequence of the Company’s separation from its former parent company in 2005, the tax basis of the Company’s net tangible and intangible assets increased (the “Tax Basis Increase”). The Tax Basis Increase reduced the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company was contractually obligated, pursuant to its 2005 Tax Receivable Agreement with the Company’s former parent company (Cendant Corporation), to remit 85 percent of any such cash savings. The estimated total payments owed to Cendant Corporation based on facts available at that time, was reflected as a liability titled “Amounts due under tax receivable agreement.”
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
On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which the Company paid Realogy $51,000, net of bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. In connection with the Tax Receivable Prepayment Agreement with Realogy, the Company entered into a Ratification Agreement on June 26, 2009 (the “Ratification Agreement”) with Avis, Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 percent of the future tax savings related to the Tax Basis Increase to Wyndham.
For each year presented, there had been reassessment of the blended tax rates that are projected into the future. The net future benefits increased, which increased the associated liability to Wyndham, resulting in a $33, $2,089 and $715 charge to non-operating expense for the years ended December 31, 2013, 2012 and 2011, respectively.

14.  Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan. Employees are eligible to participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $2,991, $2,295 and $2,094 in matching funds to the plan for the years ended December 31, 2013, 2012 and 2011, respectively.
During 2012, the Company acquired Fleet One which, as of the date of the acquisition, had its own employee savings plan, the Fleet One 401(k) Retirement Plan (“Fleet One Plan”). As of December 31, 2012, the Fleet One Plan was merged with the existing WEX plan, and the existing plan recorded a receivable for the amount of net assets available for benefits it expected to receive from the Fleet One Plan. Subsequent to year end, net assets available for benefits totaling $2,787 were received by the plan on January 15, 2013, in a transfer from the Fleet One Plan. On January 1, 2013, Fleet One employees became eligible to participate in the existing WEX plan.
The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $4,339 at December 31, 2013, and $2,921 at December 31, 2012. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $4,339 at December 31, 2013, and $2,921 at December 31, 2012. Such amounts are included in other assets on the consolidated balance sheet.

15.  Fair Value
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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2013:

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$839	$—	$839	$—
Asset-backed securities	1,391	—	1,391	—
Municipal bonds	519	—	519	—
Equity securities	13,214	13,214	—	—
Total available-for-sale securities	$15,963	$13,214	$2,749	$—
Executive deferred compensation plan trust (a)	$4,339	$4,339	$—	$—
Liabilities:
Fuel price derivatives – unleaded fuel (b)	$5,216	$—	$5,216	$—
Fuel price derivatives – diesel (b)	2,142	—	—	2,142
Total fuel price derivatives	$7,358	$—	$5,216	$2,142

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2012:

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$1,839	$—	$1,839	$—
Asset-backed securities	1,654	—	1,654	—
Municipal bonds	641	—	641	—
Equity securities	12,216	12,216	—	—
Total available-for-sale securities	$16,350	$12,216	$4,134	$—
Executive deferred compensation plan trust (a)	$2,921	$2,921	$—	$—
Liabilities:
Fuel price derivatives – unleaded fuel (b)	$1,622	$—	$1,622	$—
Fuel price derivatives – diesel (b)	107	—	—	107
Total fuel price derivatives	$1,729	$—	$1,622	$107
Contingent consideration	$313	—	—	$313

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.
The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(313)	$(107)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(198)	(2,035)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	511	—
Ending balance	$—	$(2,142)

(a)
Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2013, are reported in net realized and unrealized gains and (losses) on fuel price derivatives on the consolidated statements of income. Gains and losses on the change of estimate on the contingent consideration are included in other expenses and and loss of foreign currency transactions on the consolidated statements of income.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2012:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(9,325)	$(25)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	1,517	(82)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	7,495	—
Transfers in/(out) of Level 3	—	—
Ending balance	$(313)	$(107)

(a)
Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2012, are reported in net realized and unrealized gains and (losses) on fuel price derivatives on the consolidated statements of income. Gains and losses on the change of estimate on the contingent consideration are included in other expenses and and loss of foreign currency transactions on the consolidated statements of income.

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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$2,142	Option model	Future retail price of diesel fuel after December 31, 2013	3.71 – 3.94

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

diesel fuel from the first quarter of 2014 through the second quarter of 2015. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
Contingent consideration
The Company classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value was determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period. These assumptions included assessing the probability of meeting certain milestones required to earn the contingent consideration.
On June 30, 2013, the Company finalized the contingent consideration amount based on current performance milestones and determined it to be approximately $511, which was paid on July 1, 2013.
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

16.  Noncontrolling interest
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. The purchase agreement provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally, the agreement provides the noncontrolling shareholders with the right to put their interest back to the Company at specific times. This redeemable noncontrolling interest was measured at fair value at the date of acquisition.  The Company believes that it is probable that the noncontrolling interest in UNIK will become redeemable. However, as of December 31, 2013, the Company has determined that no accretion to the fair value of the minority interest is necessary as the fair value of the put option at the time of redemption is expected to approximates the value of the minority interest.
The redeemable noncontrolling interest is reported on the Company’s consolidated balance sheets as “Redeemable noncontrolling interest.”
A reconciliation of redeemable noncontrolling interests for the years ended December 31, 2013 and 2012, is as follows:

	2013	2012
Balance, beginning of period	$21,662	$—
Acquisition of subsidiary at fair value	—	21,904
Net loss attributable to redeemable noncontrolling interest	(401)	(213)
Currency translation adjustment	(2,532)	(29)
Ending balance	$18,729	21,662

On November 8, 2013, the Company announced that it plans to acquire the assets of ExxonMobil’s European commercial fuel card (“Esso Card”) program through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of noncontrolling interest for the years ended December 31, 2013 is as follows:

2013
Balance, beginning of period	$—
Noncontrolling interest investment	1,032
Net loss attributable to noncontrolling interest	(509)
Currency translation adjustment	(4)
Ending balance	$519

17.  Commitments and Contingencies
Litigation

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Extension of Credit to Customers
The Company had aggregate commitments of approximately $5,650,000 at December 31, 2013, and $4,665,000 at December 31, 2012, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time. These amounts are not recorded on the consolidated balance sheet.
Operating Leases
The Company leases office space, equipment, and vehicles under non-cancelable operating leases that expire at various dates through 2019. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $7,257 for the year ended December 31, 2013, $5,601 for the year ended December 31, 2012 and $4,794 for the year ended December 31, 2011. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $8,249 for the year ended December 31, 2013, $6,959 for the year ended December 31, 2012, and $5,342 for the year ended December 31, 2011. These amounts were included in technology leasing and support on the consolidated statements of income.
Future minimum lease payments under non-cancelable operating leases are as follows:

Payment
2014	$7,567
2015	6,546
2016	4,170
2017	3,351
2018	2,952
2019 and thereafter	550
Total	$25,136

18.  Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income for the twelve month periods ended December 31, 2013 and 2012, is as follows:

	2013		2012
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Interest Rate Swap	Foreign Currency Items
Beginning balance	$197	$37,182	$200	$(60)	$30,448
Other comprehensive (loss) income	(630)	(52,244)	(3)	60	6,734
Ending balance	$(433)	$(15,062)	$197	$—	$37,182
No significant amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized loss as of December 31, 2013 was $173 and the total tax effect on accumulated unrealized gain was $874 as of December 31, 2012.

19.  Cash and Dividend Restrictions

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Cash
WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2013 and 2012 was $28,384 and $26,246, respectively.

Dividends
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, after execution of a restricted payment, the Company may pay no more than $25,000 per annum for restricted payments, including dividends. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
Dividends paid by WEX Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank will continue to be a source of operating funds to the Company. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $5,250 and its capital surplus exceeds 100 percent of capital stock.
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
WEX Bank complied with the aforementioned dividend restrictions for the years ended December 31, 2013, 2012, and 2011.

20.  Stock-Based Compensation
In May of 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. The Plan, which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,800 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2013, the Company had four stock-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $9,429 for 2013, $11,016 for 2012, and $9,367 for 2011.
Restricted Stock Units
The Company awards restricted stock units (“RSU”) to non-employee directors and certain employees periodically under the Plan. An RSU is a right granted to receive stock at the end of a specified period. RSU awards generally vest evenly over a period of three or four years. The awards provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock on the day of grant as reported by the New York Stock Exchange (“NYSE”).

A summary of the status of the Company’s RSUs as of December 31, 2013, and changes during the year then ended is presented below:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Units	Weighted- Average Grant- Date Fair Value
Restricted Stock Units
Balance at January 1, 2013	185	$51.08
Granted	111	$88.01
Vested – shares issued	(73)	$71.81
Vested – shares deferred (a)	(3)	$43.48
Forfeited	(8)	$60.80
Withheld for taxes (b)	(35)	$49.63
Balance at December 31, 2013	177	$67.28

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

As of December 31, 2013, there was $5,652 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total grant-date fair value of shares granted was $9,757 during 2013, $7,830 during 2012, and $4,107 during 2011. The total fair value of shares vested (issued) was $5,259 during 2013, $6,347 during 2012, and $5,435 during 2011.
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
A summary of the status of the Company’s DSUs as of December 31, 2013, and changes during the year is presented below:

	Units	Weighted- Average Grant-Date Fair Value
Deferred Stock Units
Balance at January 1, 2013	89	$25.16
Awards	1	$80.91
Converted from RSUs	3	$43.48
Balance at December 31, 2013	93	$26.35

There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and it is expensed at that time. The total fair value of shares granted and vested was $137 during 2013, $150 during 2012, and $173 during 2011.
Performance Based Restricted Stock Units
The Company also awards performance based restricted stock units (“PBRSUs”) to employees periodically under the Plan. A PBRSU is a right granted to receive stock at the end of a specified period. In a PBRSU, the number of shares earned varies based upon meeting certain performance goals, including revenue and earnings in excess of targets. PBRSU awards generally have performance goals tracking a one to four year period, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.
A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2013, and changes during the year then ended is presented below:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average Grant-Date Fair Value
Performance Based Restricted Stock Units
Balance at January 1, 2013	106	211	422	$41.39
Granted	17	69	135	$77.95
Forfeited	(1)	(2)	(4)	$78.24
Canceled / Converted to RSUs	(106)	(211)	(422)	$40.14
Balance at December 31, 2013	16	67	131	$77.94
The range of unrecognized compensation cost related to the PBRSU awards is from $635 at threshold (25 percent below targeted performance), $2,601 at target (100 percent of targeted performance) and up to $5,082 at maximum (200 percent of targeted performance), as of December 31, 2013, depending on whether certain performance conditions are met. That cost is expected to be recognized over a weighted-average period of 1.4 years The total grant-date fair value of shares granted at target was $5,356 during 2013, $4,308 during 2012, and $4,157 during 2011. The total grant-date fair value of shares converted to RSUs and subsequently vested was $9,075 during 2013, $1,382 during 2012, and $327 during 2011.
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
The stock options granted under the plan related to the Company’s employees consisted of:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2013	119	$19.65
Granted	—	—
Exercised	(70)	$23.83
Forfeited or expired	—	—
Outstanding at December 31, 2013	49	$13.59	3.17	$4,159
Exercisable on December 31, 2013	49	$13.59	3.17	$4,159
Vested and expected to vest at December 31, 2013	49	$13.59	3.17	$4,159
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $3,632, $10,555 and $7,829, respectively. No options have been granted since March of 2010.

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
The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, the net impact of tax rate changes on the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement and adjustments related to the noncontrolling interest. These adjustments are reflected net of the tax impact.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities. Revenue from one customer represents approximately 11 percent of the Company’s total 2013 revenue. Revenue from this customer is included in Other Payment Solutions revenue.
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
The following table presents the Company’s reportable segment results for the years ended December 31, 2013, 2012 and 2011:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Provision for Income Taxes	Adjusted Net Income
Year ended December 31, 2013
Fleet Payment Solutions	$527,424	$1,802	$23,351	$78,567	$129,825
Other Payment Solutions	190,039	2,485	1,710	24,587	44,042
Total	$717,463	$4,287	$25,061	$103,154	$173,867
Year ended December 31, 2012
Fleet Payment Solutions	$470,591	$3,377	$23,721	$75,404	$128,259
Other Payment Solutions	152,560	1,613	1,663	17,752	30,265
Total	$623,151	$4,990	$25,384	$93,156	$158,524
Year ended December 31, 2011
Fleet Payment Solutions	$436,704	$4,488	$21,331	$62,913	$112,668
Other Payment Solutions	116,372	965	1,626	16,155	29,124
Total	$553,076	$5,453	$22,957	$79,068	$141,792

The following table reconciles adjusted net income to net income:

	Year ended December 31,
	2013	2012	2011
Total adjusted net income attributable to WEX Inc.	$173,867	$158,524	$141,792
Unrealized losses on derivative instruments	(5,628)	(1,724)	10,872
Amortization of acquired intangible assets	(33,147)	(23,468)	(22,412)
Goodwill impairment	—	(17,508)	—
Deferred loan costs associated with the extinguishment of debt	(1,004)	—	—
Change in tax refund due to former shareholders of RD Card Holdings Australia	—	9,750	—
Non-cash adjustments related to tax receivable agreement	(33)	(2,089)	(715)
Other adjustments related to Fleet One acquisition	658	(10,550)	—
ANI adjustments attributable to noncontrolling interest	1,443	305	—
Tax impact	13,052	(16,318)	4,085
Net earnings attributable to WEX Inc.	$149,208	$96,922	$133,622

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
Geographic Data

	Year ended December 31,
	2013	2012	2011
Total revenues:
United States	$627,282	$541,404	$482,536
Australia	61,645	68,932	67,360
Other international	28,536	12,815	3,180
Total revenues	$717,463	$623,151	$553,076
Goodwill:
United States	$589,319	$589,319	$325,647
Australia	180,274	210,746	222,545
Other international	48,809	47,921	1,312
Total goodwill	$818,402	$847,986	$549,504
Other intangible assets, net
United States	$118,808	$135,386	$29,204
Australia	43,385	62,757	76,019
Other international	46,804	43,807	4,433
Total other intangibles assets, net	$208,997	$241,950	$109,656
Property, equipment and capitalized software
United States	$59,817	$47,915	$51,172
Australia	5,988	7,383	6,419
International	6,472	4,799	4,487
Total property, equipment and capitalized software	$72,277	$60,097	$62,078

The Company adjusted the table above for the years ended December 31, 2011 and 2012, to present property, equipment and capitalized software.

No single county, other than the United States and Australia, made up more than 3 percent of total revenues for any of the years presented.

22.  Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2013 and 2012, are as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Three months ended
	March 31	June 30	September 30	December 31
2013
Total revenues	$165,370	$178,285	$191,525	$182,283
Operating income	$60,530	$67,081	$77,893	$71,235
Net earnings attributable to WEX Inc.	$28,689	$42,213	$43,838	$34,468
Earnings per share:
Basic	$0.74	$1.08	$1.12	$0.88
Diluted	$0.73	$1.08	$1.12	$0.88
2012
Total revenues	$140,122	$153,064	$160,967	$168,998
Operating income	$57,963	$62,880	$51,277	$49,499
Net earnings attributable to WEX Inc.	$23,236	$30,335	$14,298	$29,053
Earnings per share:
Basic	$0.60	$0.78	$0.37	$0.75
Diluted	$0.59	$0.78	$0.37	$0.74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting
WEX Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (1992), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 27, 2014

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) the Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 97 Darling Avenue, South Portland, Maine USA 04106. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2014 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2014 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Financial Statements on page 47).

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

†* 10.20	2013 Amended and Restated WEX Inc. Short-Term Incentive Program

†* 10.21	2013 FleetOne Integration Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013, File No. 001-32426)**

†* 10.22	2013 Corporate Annual Grant Long-Term Incentive Program

†* 10.23	2013 International Annual Grant Long-Term Incentive Program

† 10.24
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.25	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.26
Transition Agreement by and between the Company and Michael E. Dubyak, dated April 29, 2013 (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2013, File No. 001-32426)

† 10.27
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.28
Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.29
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.30
Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.31
Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.32
Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.33
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.34
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.35
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.36
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.37
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.38
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.39
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.40
Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.41
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.42
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.43
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.44
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.45
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.46
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.47
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.48
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.49
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.50
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.51
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.52
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.53
Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.54
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.55
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.56
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.57
Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.58
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.60
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.61
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.62
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.63
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.64
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.65
ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.66
ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.67
Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.68
The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.69
ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.70
Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.71
Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.72
ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.73
Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.74
Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	On October 25, 2012, Wright Express Corporation changed its name to WEX Inc. and on October 24, 2012, Wright Express Financial Services Corporation changed its name to WEX Bank.

Exhibit No.	Description

10.68
The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.69
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

10.73
Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.74
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

WEX INC.
February 27, 2014	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2014	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

February 27, 2014	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

February 27, 2014	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

February 27, 2014	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

February 27, 2014	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 27, 2014	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

February 27, 2014	/s/ George L. McTavish
George L. McTavish
Director

February 27, 2014	/s/ Kirk Pond
Kirk Pond
Director

February 27, 2014	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 27, 2014	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

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

†* 10.20	2013 Amended and Restated WEX Inc. Short-Term Incentive Program

†* 10.21	2013 FleetOne Integration Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2013, File No. 001-32426)**

†* 10.22	2013 Corporate Annual Grant Long-Term Incentive Program

†* 10.23	2013 International Annual Grant Long-Term Incentive Program

† 10.24
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.25	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.26
Transition Agreement by and between the Company and Michael E. Dubyak, dated April 29, 2013 (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2013, File No. 001-32426)

† 10.27
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.28
Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.29
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.30
Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.31
Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.32
Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.33
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.34
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.35
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received subsequent to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.36
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.37
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.38
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.39
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.40
Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.41
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.42
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.43
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.44
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.45
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.46
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.47
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.48
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.49
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.50
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.51
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.52
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.53
Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.54
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.55
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.56
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.57
Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.58
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.60
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.61
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.62
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.63
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.64
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.65
ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.66
ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.67
Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.68
The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.69
ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.70
Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.71
Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.72
ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.73
Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.74
Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	On October 25, 2012, Wright Express Corporation changed its name to WEX Inc. and on October 24, 2012, Wright Express Financial Services Corporation changed its name to WEX Bank.