Form 10-Q
period 2014-03-31
WEX Inc.
filed 2014-04-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2014
Common Stock, $0.01 par value per share	38,750,286 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, statements about the consummation of pending transactions. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the Company's failure to consummate a previously announced acquisition, including the acquisition of ExxonMobil's European commercial fuel card program; the failure of corporate investments to result in anticipated strategic value; the impact and range of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liability, or loss of relationships with customers or merchants; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding bonds on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the Securities and Exchange Commission on February 27, 2014. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$354,772	$361,486
Accounts receivable (less reserve for credit losses of $13,163 in 2014 and $10,396 in 2013)	1,980,609	1,712,061
Available-for-sale securities	16,058	15,963
Property, equipment and capitalized software (net of accumulated depreciation of $152,380 in 2014 and $145,400 in 2013)	76,920	72,275
Deferred income taxes, net	78,285	88,965
Goodwill	828,823	819,892
Other intangible assets, net	201,737	206,744
Other assets	163,214	154,892
Total assets	$3,700,418	$3,432,278
Liabilities and Stockholders’ Equity
Accounts payable	$646,721	$512,878
Accrued expenses	86,423	92,335
Income taxes payable	22,424	16,066
Deposits	1,190,223	1,088,930
Revolving line-of-credit facilities and term loan	281,250	285,000
Deferred income taxes, net	13,444	13,528
Notes outstanding	400,000	400,000
Amounts due under tax receivable agreement	77,785	77,785
Fuel price derivatives, at fair value	4,535	7,358
Other liabilities	21,370	16,372
Total liabilities	2,744,175	2,510,252
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	19,338	18,729
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,971 in 2014 and 42,901 in 2013 shares issued; 38,877 in 2014 and 38,987 in 2013 shares outstanding	430	429
Additional paid-in capital	169,122	168,891
Non-controlling interest	228	519
Retained earnings	916,061	879,519
Accumulated other comprehensive loss	(1,422)	(15,495)
Less treasury stock at cost; 4,188 shares in 2014 and 4,007 shares in 2013	(147,514)	(130,566)
Total stockholders’ equity	936,905	903,297
Total liabilities and stockholders’ equity	$3,700,418	$3,432,278
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Fleet payment solutions	$135,435	$126,039
Other payment solutions	46,633	39,331
Total revenues	182,068	165,370
Expenses
Salary and other personnel	43,902	40,077
Service fees	26,305	23,805
Provision for credit losses	9,090	3,756
Technology leasing and support	7,027	5,485
Occupancy and equipment	4,366	3,805
Depreciation, amortization and impairment	15,018	14,607
Operating interest expense	1,288	1,147
Cost of hardware and equipment sold	948	1,074
Other	12,587	11,084
Total operating expenses	120,531	104,840
Operating income	61,537	60,530
Financing interest expense	(7,356)	(7,339)
Net gain (loss) on foreign currency transactions	1,033	(232)
Net realized and unrealized gain (loss) on fuel price derivatives	1,845	(7,755)
Income before income taxes	57,059	45,204
Income taxes	20,979	16,627
Net income	36,080	28,577
Less: Net loss attributable to non-controlling interests	(462)	(112)
Net earnings attributable to WEX Inc.	$36,542	$28,689
Net earnings attributable to WEX Inc. per share:
Basic	$0.94	$0.74
Diluted	$0.93	$0.73
Weighted average common shares outstanding:
Basic	38,966	38,888
Diluted	39,145	39,187
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net income	$36,080	$28,577
Changes in available-for-sale securities, net of tax effect of $(43) in 2014 and $47 in 2013	74	(78)
Foreign currency translation	14,779	458
Comprehensive income	50,933	28,957
Less: comprehensive income attributable to non-controlling interests	318	193
Comprehensive income attributable to WEX Inc.	$50,615	$28,764
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2012	38,908	$426	$162,470	$37,379	$(112,655)	$730,311	$—	$817,931
Stock issued upon exercise of stock options	11	—	146	—	—	—	—	146
Tax benefit from stock option and restricted stock units	—	—	5,589	—	—	—	—	5,589
Stock issued upon vesting of restricted stock units	221	2	(2)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(7,576)	—	—	—	—	(7,576)
Purchase of shares of treasury stock	(241)	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(47)	—	—	—	(78)	—	—	—	(78)
Foreign currency translation	—	—	—	153	—	—	—	153
Net income	—	—	—	—	—	28,689	—	28,689
Balance at March 31, 2013	38,899	$428	$160,627	$37,454	$(130,566)	$759,000	$—	$826,943
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	8	—	105	—	—	—	—	105
Tax benefit from stock option and restricted stock units	—	—	1,010	—	—	—	—	1,010
Stock issued upon vesting of restricted stock units	63	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(883)	—	—	—	—	(883)
Purchase of shares of treasury stock	(181)	—	—	—	(16,948)	—	—	(16,948)
Changes in available-for-sale securities, net of tax effect of $43	—	—	—	74	—	—	—	74
Foreign currency translation	—	—	—	13,999	—	—	4	14,003
Net income	—	—	—	—	—	36,542	(295)	36,247
Balance at March 31, 2014	38,877	$430	$169,122	$(1,422)	$(147,514)	$916,061	$228	$936,905
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$36,080	$28,577
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	(2,823)	5,882
Stock-based compensation	2,423	2,406
Depreciation, amortization and impairment	15,612	15,156
Deferred taxes	10,066	9,021
Provision for credit losses	9,090	3,756
Loss on disposal of property, equipment and capitalized software	338	63
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(271,782)	(228,297)
Other assets	(8,455)	(2,971)
Accounts payable	131,448	190,068
Accrued expenses	(6,499)	2,984
Income taxes	5,708	776
Other liabilities	1,038	1,145
Net cash (used for) provided by operating activities	(77,756)	28,566
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(11,382)	(5,560)
Purchases of available-for-sale securities	(70)	(65)
Maturities of available-for-sale securities	93	502
Net cash used for investing activities	(11,359)	(5,123)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,010	5,589
Repurchase of share-based awards to satisfy tax withholdings	(3,306)	(9,985)
Proceeds from stock option exercises	104	146
Net change in deposits	101,288	135,276
Net change in borrowed federal funds	—	(48,400)
Other financing debt	3,429	787
Loan origination fee	—	(12,023)
Borrowings on notes outstanding	—	400,000
Net activity on 2011 revolving line-of-credit	—	(438,500)
Net activity on 2011 term loan	—	(182,500)
Net activity on 2013 term loan	(3,750)	296,250
Purchase of shares of treasury stock	(16,948)	(17,911)
Net cash provided by financing activities	81,827	128,729
Effect of exchange rate changes on cash and cash equivalents	574	(114)
Net change in cash and cash equivalents	(6,714)	152,058
Cash and cash equivalents, beginning of period	361,486	197,662
Cash and cash equivalents, end of period	$354,772	$349,720
Supplemental cash flow information
Interest paid	$13,262	$4,351
Income taxes paid	$4,041	$1,226
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
The acronyms and abbreviations identified below are used in the accompanying unaudited condensed consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the unaudited condensed consolidated financial statements.

2011 Credit Agreement
Credit agreement entered into on May 23, 2011 among the Company, as borrower, WEX Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto

2013 Credit Agreement
Amended and restated credit agreement entered into on January 18, 2013 by and among the Company and certain of our subsidiaries, as borrowers, and WEX Card Holdings Australia Pty Ltd, as specified designated borrower, with a lending syndicate

Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. for fair value changes of derivative instruments, the amortization of purchased intangibles, expense associated with stock-based compensation, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement and adjustments attributable to non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2013-11
Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

ASU 2014-08
Accounting Standards Update 2014-08 Update No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Esso Card	ExxonMobil’s European commercial fuel card portfolio
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority-owned subsidiary
WEX	WEX Inc.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2014.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, NOW deposits, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings, approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the condensed consolidated balance sheet.
The notes outstanding as of March 31, 2014, have a carrying value of $400,000 and fair value of $376,000. As of December 31, 2013, the carrying value of the $400,000 in notes outstanding had a fair value of $365,000. The fair value is based on market rates for the issuance of our debt.

2.	New Accounting Standards
In July 2013, the FASB issued ASU 2013-11. The amendments in ASU 2013-11 require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward except when the following exist: (i) an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position, and (ii) the entity does not intend to use the deferred tax asset for this purpose (provided the tax law permits a choice). If either of these conditions exists, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of 2014 did not have a material impact on the Company's results of operations.

In April 2014, the FASB issued ASC 2014-08. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the organization's operations and financial results, or a business activity classified as held for sale should be presented as discontinued operations. Additionally, these amendments expanded the disclosure requirements for discontinued operations that will provide financial statement users with more information regarding the assets, liabilities, income, and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014. The adoption of this standard update affects presentation only and, as such, is not expected to have a material impact on the Company's consolidated financial statements.

3.	Business Acquisitions
Acquisition of FastCred
On October 15, 2013, UNIK acquired all of the stock of FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the Brazilian fleet market, for approximately $12,309, net of cash acquired. The Company purchased FastCred to expand its Fleet Payment Solutions segment. During the fourth quarter of 2013, the Company preliminarily allocated $4,282 of the cost of the acquisition to goodwill and $12,594 to other intangible assets, primarily customer relationships and acquired software. During the first quarter of 2014, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the FastCred acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2013 comparative information resulting in an increase in goodwill of $1,490, a decrease in intangible assets of $2,253, a decrease in property plant and equipment of $2, and a decrease in deferred income tax liabilities of $765. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The allocation of the purchase price remains preliminary as the Company is still reviewing the intangible asset valuation. The total weighted average useful life of the intangible assets acquired from FastCred is four years for customer relationships and three years for acquired software. Goodwill recorded as a result of the FastCred acquisition is not currently deductible for income tax purposes. No pro forma information has been included in these financial statements as the operations of FastCred for the period that they were not part of the Company are not material to the Company’s revenues, net income or earnings per share.

4.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer makes up more than five percent of the outstanding receivables at March 31, 2014.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

At March 31, 2014, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. At March 31, 2013, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due.The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$10,396	$11,709
Provision for credit losses	9,090	3,756
Charge-offs	(8,107)	(6,045)
Recoveries of amounts previously charged-off	1,697	1,377
Currency translation	87	—
Balance, end of period	$13,163	$10,797

5.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first three months of 2014 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2014	$754,886	$82,514	$837,400
Impact of foreign currency translation	7,765	1,166	8,931
Gross goodwill, March 31, 2014	762,651	83,680	846,331
Accumulated impairment, March 31, 2014	(1,337)	(16,171)	(17,508)
Net goodwill, March 31, 2014	$761,314	$67,509	$828,823
As described in Note 3, the Company adjusted the amount of goodwill and intangible assets as of December 31, 2013 in the accompanying condensed consolidated balance sheet to account for the measurement period adjustments to the FastCred purchase price allocation.
The Company had no impairments to goodwill during the three months ended March 31, 2014.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other Intangible Assets
The changes in other intangible assets during the first three months of 2014 were as follows:

	Net Carrying Amount, January 1, 2014	Amortization	Impact of foreign currency translation	Net Carrying Amount, March 31, 2014
Definite-lived intangible assets
Acquired software	$61,590	$(1,983)	$653	$60,260
Customer relationships	127,403	(5,970)	2,297	123,730
Patent	1,672	(72)	60	1,660
Trade names	8,835	(262)	49	8,622
Indefinite-lived intangible assets
Trademarks and trade names	7,244	—	221	7,465
Total	$206,744	$(8,287)	$3,280	$201,737
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2014 and for each of the five succeeding fiscal years:

Remaining 2014	$24,622
2015	$29,993
2016	$26,385
2017	$22,467
2018	$19,279
2019	$15,909

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

 Other intangible assets, net consist of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$84,863	$(24,603)	$60,260	$83,844	$(22,254)	$61,590
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	201,422	(77,692)	123,730	197,424	(70,021)	127,403
Patent	3,059	(1,399)	1,660	2,935	(1,263)	1,672
Trademarks and trade names	10,171	(1,549)	8,622	10,112	(1,277)	8,835
	$299,615	$(105,343)	194,272	$294,415	$(94,915)	199,500
Indefinite-lived intangible assets
Trademarks and trade names			7,465			7,244
Total			$201,737			$206,744

6.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$36,542	$28,689
Weighted average common shares outstanding – Basic	38,966	38,888
Unvested restricted stock units	153	242
Stock options	26	57
Weighted average common shares outstanding – Diluted	39,145	39,187
No shares were considered anti-dilutive during the periods reported.

7.	Derivative Instruments
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of March 31, 2014, the Company had the following put and call option contracts which settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling April 2014 – September 2015	39,504
Fuel price derivative instruments – diesel
Option contracts settling April 2014 – September 2015	18,967
Total fuel price derivative instruments	58,471

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	$4,535	Fuel price derivatives, at fair value	$7,358
The following tables present information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended March 31,
	Income on Derivative	2014	2013
Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$1,845	$(7,755)

8.	Financing Debt
2013 Credit Agreement
On January 18, 2013, the Company entered into the 2013 Credit Agreement, among the Company and a syndicate of lenders. The 2013 Credit Agreement provides for a five-year amortizing $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700,000. The reduction was required due to the completion of the $400,000, 4.75 percent senior notes due in 2023, described below.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

$400 Million Note Offering
On January 30, 2013, the Company completed a $400,000 offering in aggregate principal amount of 4.75 percent senior notes due in 2023 at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act, and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to the Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes will mature on February 1, 2023, and interest accrues at the rate of 4.750 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.
The Company used the net proceeds of this offering to repay the outstanding amount under the revolving portion of its 2013 Credit Agreement and to pay related fees and expenses and for general corporate purposes.
UNIK financing debt
UNIK has approximately $11,161 of financing debt as of March 31, 2014, and $7,278 of financing debt as of December 31, 2013. This debt is classified in other liabilities on the Company’s consolidated balance sheets for the periods presented.

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$840	$—	$840	$—
Asset-backed securities	1,337	—	1,337	—
Municipal bonds	522	—	522	—
Equity securities	13,359	13,359	—	—
Total available-for-sale securities	$16,058	$13,359	$2,699	$—
Executive deferred compensation plan trust (a)	$5,315	$5,315	$—	$—
Liabilities:
Fuel price derivatives – unleaded fuel (b)	$3,912	$—	$3,912	$—
Fuel price derivatives – diesel (b)	$623	—	—	623
Total fuel price derivatives	$4,535	—	3,912	623

(a)	The fair value of these instruments is recorded in other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.
The Notes outstanding at March 31, 2014, have a carrying value of $400,000 and fair value of $376,000. As of December 31, 2013, the Notes outstanding had a carrying value of $400,000 and a fair value of $365,000.The fair value is based on market rates for the issuance of debt.
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2013:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	March 31, 2014	March 31, 2013
	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(2,142)	$(313)	$(107)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	1,519	3	(822)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers (in)/out of Level 3	—	—	—
Ending balance	$(623)	$(310)	$(929)

(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended March 31, 2014 and 2013, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the three months ended March 31, 2013, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of March 31, 2014, are as follows:

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$(623)	Option model	Future retail price of diesel fuel after March 31, 2014	$3.71 – 3.87
Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the second quarter of 2014 through the third quarter of 2015. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
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

10.	Accumulated Other Comprehensive Income
A reconciliation of comprehensive income for the three month period ended March 31, 2014 and 2013, is as follows:

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(433)	$(15,062)	$197	$37,182
Other comprehensive (loss) income	74	13,999	(78)	153
Ending balance	$(359)	$(1,063)	$119	$37,335
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
The total tax effect on accumulated unrealized loss as of March 31, 2014 was $831 and the total tax effect on accumulated unrealized gain was $126 as of March 31, 2013.

11.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. Redeemable non-controlling interest was measured at fair value at the date of acquisition. The redeemable non-controlling interest is reported on the Company’s condensed consolidated balance sheets as “Redeemable non-controlling interest."
A reconciliation of redeemable non-controlling interest for the three month periods ended March 31, 2014 and March 31, 2013, is as follows:

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$18,729	21,662
Net loss attributable to non-controlling interest	(167)	(112)
Currency translation adjustment	776	305
Ending balance	$19,338	21,855

On November 8, 2013, the Company announced that it plans to acquire the assets of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for three month period ended March 31, 2014 is as follows:

2013
Balance, beginning of period	$519
Net loss attributable to non-controlling interest	(295)
Currency translation adjustment	4
Ending balance	$228

12.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $6,259 at March 31, 2014, and $4,665 at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

13.	Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

14.	Segment Information
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
The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, expense associated with stock-based compensation, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement and adjustments attributable to non-controlling interest. These adjustments are reflected net of the tax impact.
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
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended March 31, 2014 and 2013:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Net Income before NCI
Three months ended March 31, 2014
Fleet payment solutions	$135,435	$524	$6,377	$47,674
Other payment solutions	46,633	764	354	17,272
Total	$182,068	$1,288	$6,731	$64,946
Three months ended March 31, 2013
Fleet payment solutions	$126,039	$814	$5,736	$52,176
Other payment solutions	39,331	333	492	10,699
Total	$165,370	$1,147	$6,228	$62,875

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

 The following table reconciles adjusted net income to net income:

	Three months ended March 31,
	2014	2013
Adjusted net income attributable to WEX Inc.	$41,612	$39,840
Unrealized gain (loss) on fuel price derivatives	2,823	(5,882)
Amortization of acquired intangible assets	(8,287)	(8,379)
Stock-based compensation	(2,423)	(2,406)
Deferred loan costs associated with the extinguishment of debt	—	(1,004)
ANI adjustments attributable to non-controlling interests	185	346
Tax impact	2,632	6,174
Net earnings attributable to WEX Inc.	$36,542	$28,689
Beginning this quarter, adjusted net income attributable to WEX Inc. excludes the expense of stock-based compensation. For comparative purposes, adjusted net income attributable to WEX Inc. for the prior period has been adjusted to reflect the exclusion of stock-based compensation and differs from the figure previously reported due to this adjustment. We believe this adjustment makes this non-GAAP measurement more comparable to our peers.
The tax impact of the adjustments used to calculate adjusted net income is the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2013, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 27, 2014 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

Overview
WEX is a leading provider of corporate card payment solutions. WEX has expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Payment Solutions revenue is earned primarily from payment processing, account servicing and transaction processing, with the majority of revenue generated by payment processing. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Other Payment Solutions segment provides customers with payment processing solutions for their corporate purchasing and transaction monitoring needs through our payment products. Other Payment Solutions revenue is earned primarily from payment processing revenue from our virtual card product. The Other Payment Solutions segment has operations in North America, Europe, Australia and Brazil.
The Company’s U.S. operations include WEX and rapid! Paycard and our wholly-owned subsidiaries Fleet One, WEX Bank, and Pacific Pride. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Europe, located in England, and our majority equity positions in UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, located in the United Kingdom.

Summary
Below are selected items from the first quarter of 2014:

•	Corporate charge card purchase volume grew by approximately $1.0 billion to $3.7 billion for the first quarter of 2014, an increase of 39% over the same period in the prior year.

•	Average number of vehicles serviced increased 4.1 percent from the first quarter of 2013 to approximately 7.8 million for the first quarter of 2014.

•
Total fuel transactions processed increased 5.7 percent from the first quarter of 2013 to 92.6 million for the first quarter of 2014. Total payment processing transactions increased 6.7 percent to 73.3 million for the first quarter of 2014 as compared to the same quarter in 2013. Transaction processing transactions increased 2.0 percent to 19.3 million for the first quarter of 2014, over the same period in the prior year.

•
Average expenditure per payment processing transaction decreased 2 percent to $85.94 for the first quarter of 2014, from $87.45 for the same period in the prior year. The average U.S. fuel price per gallon during the first quarter of 2014, was $3.64, a 3 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the first quarter of 2014, was US$5.34, a 7 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Payment Solutions segment was $8.9 million during the first quarter of 2014, as compared to $3.9 million during the first quarter of 2013. Spend volume increased 5 percent in the first quarter of 2014, as compared to the same quarter last year and our credit losses were 14.1 basis points of fuel expenditures for the first quarter of 2014, as compared to 6.5 basis points of fuel expenditures for the same period last year.

•	Realized losses on our fuel price derivatives during the first quarter of 2014 were $1.0 million as compared to $1.9 million for the same period in the prior year.

•	We purchased 180.8 thousand shares of our common stock at cost of approximately $16.9 million during the first quarter of 2014.

•
Our effective tax rate was 36.8 percent for the first quarter of 2014 and for the first quarter of 2013. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended March 31,		Increase (decrease)
	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$85,702	$83,194	$2,508	3%
Transaction processing revenue	4,890	4,610	280	6%
Account servicing revenue	19,355	18,563	792	4%
Finance fees	17,320	13,248	4,072	31%
Other	8,168	6,424	1,744	27%
Total revenues	135,435	126,039	9,396	7%
Total operating expenses	88,732	74,874	13,858	19%
Operating income	46,703	51,165	(4,462)	(9)%
Loss on foreign currency transactions	(117)	(83)	(34)	41%
Financing interest expense (a)	(7,356)	(7,339)	(17)	—%
Net realized and unrealized (losses) gains on derivative instruments (a)	1,845	(7,755)	9,600	(124)%
Income before income taxes	41,075	35,988	5,087	14%
(in thousands, except per transaction and per gallon data)
Key operating statistics
Payment processing revenue:
Payment processing transactions	73,327	68,742	4,585	7%
Average expenditure per payment processing transaction	$85.94	$87.45	$(1.51)	(2)%
Average price per gallon of fuel
- Domestic – ($/gal)	$3.64	$3.76	$(0.12)	(3)%
- Australia – ($USD/gal)	$5.34	$5.75	$(0.41)	(7)%
Transaction processing revenue:
Transaction processing transactions	19,254	18,883	371	2%
Account servicing revenue:
Average number of vehicles serviced	7,786	7,482	304	4%
(a) Financing interest expense through our Corporate debt including the term loan and bond issuance, as well as net realized and unrealized gains and losses on derivative instruments are allocated solely to the Fleet Payment Solutions segment.
Revenues
Payment processing revenue increased $2.5 million for the first quarter of 2014 as compared to the first quarter of 2013. This increase is due to the growth from our domestic fleet business, partially offset by a 3 percent reduction in fuel prices as compared to the same period in the prior year.
Our account servicing revenue increased $0.8 million for the first quarter of 2014 as compared to the same period in 2013. The increase for the first quarter of 2014 as compared to the same period in the prior year was due to an increase in WEX Telematics unit service revenue.
Our finance fees revenue increased $4.1 million for the first quarter of 2014 as compared to the same period in 2013. This increase is primarily due to higher minimum late fees charged to customers for overdue balances. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increases in late fees is primarily due to an increase in the minimum late fee charged during the third quarter of 2013 and higher accounts receivable balances, as a result of higher transaction volume.
Other revenue increased $1.7 million for the first quarter of 2014 as compared to the same period in 2013. The increase is primarily due to international expansion of our fuel related products.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended March 31:

			Increase (decrease)
(in thousands)	2014	2013	Amount	Percent
Expense
Salary and other personnel	$36,402	$33,320	$3,082	9%
Service Fees	$9,478	$7,067	$2,411	34%
Provision for credit losses	$8,892	$3,908	$4,984	128%
Technology leasing and support	$4,559	$3,310	$1,249	38%
Depreciation, amortization and impairment	$13,399	$12,750	$649	5%
Changes in operating expenses for the first quarter of 2014, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $3.1 million for the first quarter of 2014 as compared to the same period last year. The increase is primarily due to the increase in headcount to support our growing operations.
Service fees increased by $2.4 million for the first quarter of 2014 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with our European commercial fuel card program, the fees related to our WEX Telematics product as well as management initiatives to execute our global strategic growth plan.
Provision for credit losses increased by $5.0 million for the first quarter of 2014 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 14.1 basis points of fuel expenditures for the first quarter of 2014, compared to 6.5 basis points of fuel expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. Beginning in the third quarter of 2013, we tested less restrictive credit standards for the approval of certain new customer applications and experienced an increase in delinquency rates during the first quarter of 2014. After monitoring the impact to our credit loss reserve, we returned to our prior stricter credit standards beginning in the second quarter of 2014. We also experienced an increase in a number of our low risks accounts that were in early stage delinquency. Because these are low risk accounts in early stage delinquencies, we do not expect there to be a significant impact on the remainder of the year. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Technology leasing and support expenses increased $1.2 million for the first quarter of 2014 as compared to the same period in the prior year. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional license fees related to our international operations.
Depreciation, amortization and impairment expenses increased $0.6 million for the first quarter of 2014 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to computer hardware that was recently placed in service.

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

	Three months ended March 31,
(in thousands, except per gallon data)	2014	2013
Fuel price derivatives, at fair value, beginning of period	$(7,358)	$(1,729)
Net change in fair value	1,845	(7,755)
Cash payments on settlement	978	1,873
Fuel price derivatives, at fair value, end of period	$(4,535)	$(7,611)
Collar range:
Floor	$3.38	$3.42
Ceiling	$3.44	$3.48
Domestic average fuel price, beginning of period	$3.53	$3.49
Domestic average fuel price, end of period	$3.69	$3.76
Changes in fuel price derivatives for the first quarter of 2014, as compared to the corresponding period a year ago are attributable to the movements in fuel prices in the corresponding periods. As of March 31, 2014, the projected future price of fuel is above the average future floor price of our derivatives, resulting in a net liability on our balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
We expect that our fuel price derivatives program will continue to be important to our business model going forward, and we expect to purchase derivatives in the future. The Company currently does not plan to hedge our fuel price risk exposure for WEX Fuel Cards Australia and WEX PrePaid Cards Australia as the earnings exposure to fuel price movements in Australia is typically more limited than it is domestically.
Financing interest expense
Financing interest expense remained flat for the first quarter of 2014 as compared to the first quarter of the prior year. On January 30, 2013, the Company issued the $400 million Notes with a 4.75% fixed rate. The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which had a variable interest rate that was lower than the rate on the Notes at the time of repayment. As such, financing interest expense related to the Notes outstanding was higher in 2014 compared to the same period in 2013. This increase in financing interest expense was offset by a $1 million write-off of deferred loan fees associated with the extinguishment of debt in the first quarter of 2013.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands, except corporate charge card purchase volume in millions)	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$31,902	$27,132	$4,770	18%
Transaction processing revenue	1,695	1,548	147	9%
Account servicing revenue	3,173	2,443	730	30%
Finance fees	1,442	1,469	(27)	(2)%
Other	8,421	6,739	1,682	25%
Total revenues	46,633	39,331	7,302	19%
Total operating expenses	31,799	29,966	1,833	6%
Operating income	14,834	9,365	5,469	58%
Gain (loss) on foreign currency transactions	1,150	(149)	1,299	(872)%
Income before income taxes	15,984	9,216	6,768	73%
(in thousands)
Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$3,670,609	$2,635,062	$1,035,547	39%
Revenues
Payment processing revenue increased $4.8 million for the first quarter of 2014 as compared to the same period in the prior year. The primary driver of the increase in the first quarter of 2014 as compared to the first quarter of 2013 is higher corporate charge card purchase volume from our virtual product. This increase was partially offset by a decrease in the virtual card net interchange rate of 14 basis points for the first quarter of 2014 as compared to the same quarter in the prior year, primarily due to customer specific incentives from our network provider. On November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/VISA merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions will be reduced by 10 basis points for a period of 8 months, that began on July 29, 2013. This resulted in a revenue reduction of approximately $1.9 million in the first quarter of 2014.
Account servicing revenue increased $0.7 million for the first quarter of 2014 as compared to the same period in the prior year. The increase is primarily due to domestic growth in our payroll card product.
Other revenue for the first quarter of 2014, increased by approximately $1.7 million as compared to the same period in the prior year. This increase is primarily due to increased cross border fees related to additional purchase card volume.
Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended March 31:

			Increase (decrease)
(in thousands)	2014	2013	Amount	Percent
Expense
Salary and other personnel	$7,500	$6,757	$743	11%
Provision for credit losses	$198	$(152)	$350	(230)%
Operating interest expense	$764	$290	$474	163%
Salary and other personnel expenses increased $0.7 million for the first quarter of 2014 as compared to the same period last year. The increase is primarily due to additional headcount to support our growing operations.

The provision for credit loss expense increased $0.4 million during the first quarter of 2014 as compared to the same period in the prior year The expense we recognized in each quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Operating interest expense increased $0.5 million for the first quarter of 2014 as compared to the same period in the prior year. This increase is primarily due to increased activity in our foreign subsidiaries.

Gain on foreign currency re-measurement
During 2013, in order to reduce expenses resulting from crossborder fees, WEX Bank established cash accounts outside of the United States and settled certain transactions in foreign currencies. Changes in these foreign currencies due to exchange rates result in gains or losses which are reflected in our statements of income. Changes in exchange rates resulted in a $1.2 million gain for the first quarter of 2014.

Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million Notes outstanding, as well as other available methods of financing (including deposit and borrowed federal funds), are adequate to meet our operating, investing and financing needs. As part of our overall financial structure, our industrial bank subsidiary, WEX Bank, utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our domestic accounts receivable.
The table below summarizes our cash activities:

	Three months ended March 31,
	2014	2013
Net cash (used for) provided by operating activities	$(77,756)	$28,566
Net cash used for investing activities	(11,359)	(5,123)
Net cash provided by financing activities	81,827	128,729
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.25 percent to 0.8 percent as of March 31, 2014. As of March 31, 2014, we had approximately $385.6 million of certificates of deposit deposits outstanding, compared to $370.4 million of certificates of deposits outstanding as of March 31, 2013. Certificates of deposit are subject to regulatory capital requirements.
As of March 31, 2014, we had approximately $218.2 million of interest-bearing money market deposits at a weighted average rate of 0.25 percent, compared to $123.5 million of interest-bearing money market deposits at March 31, 2013, at a weighted average rate of 0.37 percent. WEX Bank also has non-interest bearing NOW account deposits. As of March 31, 2014, we had $564.5 million of non-interest bearing NOW account deposits and $21.9 million on non-interest bearing customer deposits outstanding. As of March 31, 2013, we had $514.4 million of non-interest bearing NOW account deposits and $17.3 million on non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
At both March 31, 2014 and 2013, we had no outstanding balance on our federal funds line of credit. At March 31, 2014 we had $125.0 million of available credit and at March 31, 2013 we had $140.0 million of available credit.
We added $11.4 million in capital additions during the first quarter of 2014, primarily related to the development of internal-use software and for the consolidation of our data centers. We expect total capital expenditures for 2014 to be approximately $45 to $50 million.
We purchased $16.9 million in treasury shares during the first quarter of 2014.
Liquidity
We continue to have access to short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first three months of 2014 decreased $6.7 million, as deposits increased by $101.3 million and our financing debt decreased by $3.8 million. Our accounts receivable increased $271.8 million and our accounts payable increased $131.4 million, primarily due to volume increases.
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. At March 31, 2014, approximately 96 percent of the outstanding balance of $1,994 million, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due. At March 31, 2013, approximately 96 percent of the outstanding balance of $1,792 million, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
On January 30, 2013, the Company entered into the 2013 Credit Agreement, among the Company and a syndicate of lenders. The 2013 Credit Agreement provides for a five-year amortizing $300 million term loan facility, and a five-year $800 million secured revolving credit facility with a $150 million sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement requires that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300 million in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company has the option to increase the facility by up to an additional $100 million.
The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increases the outstanding amount of the term loan from $185 million to $300 million and increased the availability under the revolving credit facility from $700 million to $800 million. On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023 at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The Notes were issued pursuant to the Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. As a result of the issuance of the Notes, on January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700 million.
As of March 31, 2014, we have approximately 3.75 years left on our $700 million revolving credit facility and have no borrowings against it. The outstanding debt under our amortizing term loan arrangement which expires in January of 2018, totaled $281 million at March 31, 2014 and $285 million at December 31, 2013. As of March 31, 2014, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 175 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 175 basis points or (b) the prime rate plus 75 basis points.
We decreased our overall financing debt (2013 Credit Agreement and Notes) by $3.8 million during the first three months of 2014 with a balance outstanding of $681.3 million as of March 31, 2014.
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $6.3 million as of March 31, 2014. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
Earnings outside of the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes.
Beginning in April 2014, we have initiated a partial foreign exchange hedging program. The terms of the hedges are intended to renew monthly, with no foreign exchange hedge balances outstanding at the end of any quarter. Since this is a partial foreign exchange hedging program, we have additional foreign exchange exposure which is not hedged. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.
On September 23, 2013, our Board of Directors authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases.
As of March 31, 2014, we have approximately $43.4 million in cash located in our foreign entities, outside of the United States.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. At March 31, 2014, we had posted letters of credit totaling $12.1 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.

Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three months ended March 31, 2014, and March 31, 2013:

	Three months ended March 31,
	2014		2013
(in thousands)	Shares	Cost	Shares	Cost
Treasury stock purchased	181	$16,948	240	$17,911

Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Standards
See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2014. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2014	—	$—	—	$150,000,000
February 1 – February 28, 2014	50,800	$92.86	50,800	$145,282,600
March 1 – March 31, 2014	130,000	$94.08	130,000	$133,051,873
Total	180,800	$93.74	180,800	$133,051,873

(a) On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over a 24 month period. In July 2008, our Board of Directors approved an increase of $75 million to the share repurchase authorization. In addition, our Board of Directors then extended the share repurchase program through July 25, 2013. We were authorized to purchase, in total, up to $150 million of our common stock. Share repurchases were to be made on the open market and could be commenced or suspended at any time. This extended share repurchase program expired on July 25, 2013. On September 23, 2013, we announced a new share repurchase program authorizing the purchase of up to $150.0 million worth of our common stock from time to time until September 30, 2017.

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

*	10.1	2014 Amended and Restated WEX Inc. Short-Term Incentive Program**
*	10.2	2014 form of performance-based restricted stock unit award agreement for the WEX Inc. Long Term Incentive Program granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	10.3	2014 form of restricted stock unit award agreement for the WEX Inc. Long Term Incentive Program granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	10.4	2014 form of performance-based restricted stock unit growth grant award agreement granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

April 30, 2014	By:	/s/ Steven A. Elder
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

*	10.1	2014 Amended and Restated WEX Inc. Short-Term Incentive Program**
*	10.2	2014 form of performance-based restricted stock unit award agreement for the WEX Inc. Long Term Incentive Program granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	10.3	2014 form of restricted stock unit award agreement for the WEX Inc. Long Term Incentive Program granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	10.4	2014 form of performance-based restricted stock unit growth grant award agreement granted pursuant to the 2010 Amended and Restated WEX Inc. Equity and Incentive Plan
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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