Form 10-Q
period 2014-06-30
WEX Inc.
filed 2014-07-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2014
Common Stock, $0.01 par value per share	38,757,313 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals and statements about the consummation of pending transactions. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payments and transaction processing activity; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the Company's failure to consummate a previously announced transaction, including the acquisition of ExxonMobil's European commercial fuel card program; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liabilities, or loss of relationships with customers or merchants; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding notes on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the Securities and Exchange Commission on February 27, 2014. Our forward-looking statements do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$319,023	$361,486
Accounts receivable (less reserve for credit losses of $12,537 in 2014 and $10,396 in 2013)	2,205,689	1,712,061
Available-for-sale securities	18,808	15,963
Property, equipment and capitalized software (net of accumulated depreciation of $159,261 in 2014 and $145,400 in 2013)	81,507	72,275
Deferred income taxes, net	72,842	88,965
Goodwill	833,886	819,892
Other intangible assets, net	195,254	206,744
Other assets	159,643	154,892
Total assets	$3,886,652	$3,432,278
Liabilities and Stockholders’ Equity
Accounts payable	$698,977	$512,878
Accrued expenses	100,781	92,335
Income taxes payable	14,333	16,066
Deposits	1,251,377	1,088,930
Revolving line-of-credit facilities and term loan	277,500	285,000
Deferred income taxes, net	12,929	13,528
Notes outstanding	400,000	400,000
Other debt	30,108	7,278
Amounts due under tax receivable agreement	73,036	77,785
Fuel price derivatives, at fair value	9,431	7,358
Other liabilities	9,514	9,094
Total liabilities	2,877,986	2,510,252
Commitments and contingencies (Note 13)
Redeemable non-controlling interest	19,732	18,729
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,989 shares issued in 2014 and 42,901 in 2013; 38,864 shares outstanding in 2014 and 38,987 in 2013	430	429
Additional paid-in capital	172,445	168,891
Non-controlling interest	859	519
Retained earnings	959,394	879,519
Accumulated other comprehensive income	6,137	(15,495)
Less treasury stock at cost; 4,218 shares in 2014 and 4,007 shares in 2013	(150,331)	(130,566)
Total stockholders’ equity	988,934	903,297
Total liabilities and stockholders’ equity	$3,886,652	$3,432,278
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Fleet payment solutions	$145,828	$131,040	$281,263	$257,079
Other payment solutions	55,753	47,245	102,386	86,576
Total revenues	201,581	178,285	383,649	343,655
Expenses
Salary and other personnel	43,426	40,647	87,328	80,724
Service fees	27,831	26,608	54,136	50,413
Provision for credit losses	6,803	4,915	15,893	8,671
Technology leasing and support	7,151	6,428	14,178	11,913
Occupancy and equipment	3,761	4,191	8,127	7,996
Depreciation, amortization and impairment	15,176	14,501	30,194	29,108
Operating interest expense	1,599	1,082	2,887	2,229
Cost of hardware and equipment sold	2,255	1,137	3,203	2,211
Other	13,250	11,695	25,837	22,779
Total operating expenses	121,252	111,204	241,783	216,044
Operating income	80,329	67,081	141,866	127,611
Financing interest expense	(7,276)	(7,369)	(14,632)	(14,708)
Net gain (loss) on foreign currency transactions	1,238	(1,028)	2,271	(1,260)
Net realized and unrealized (loss) gain on fuel price derivatives	(7,561)	8,614	(5,716)	859
Income before income taxes	66,730	67,298	123,789	112,502
Income taxes	23,881	25,246	44,860	41,873
Net income	42,849	42,052	78,929	70,629
Less: Net loss attributable to non-controlling interests	(484)	(161)	(946)	(273)
Net earnings attributable to WEX Inc.	$43,333	$42,213	$79,875	$70,902
Net earnings attributable to WEX Inc. per share:
Basic	$1.12	$1.08	$2.05	$1.82
Diluted	$1.11	$1.08	$2.05	$1.81
Weighted average common shares outstanding:
Basic	38,856	38,934	38,911	38,911
Diluted	38,946	39,039	39,031	39,136
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$42,849	$42,052	$78,929	$70,629
Changes in available-for-sale securities, net of tax effect of $88 and $(199) for the three months ended June 30, 2014 and 2013, and $131 and $(246) in for the six months ended June 30, 2014 and 2013	152	(341)	226	(419)
Foreign currency translation	7,883	(46,431)	22,662	(45,973)
Comprehensive income (loss)	50,884	(4,720)	101,817	24,237
Less: comprehensive (loss) income attributable to non-controlling interests	(8)	(2,205)	310	(2,012)
Comprehensive income (loss) attributable to WEX Inc.	$50,892	$(2,515)	$101,507	$26,249
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2012	38,908	$426	$162,470	$37,379	$(112,655)	$730,311	$—	$817,931
Stock issued upon exercise of stock options	59	1	1,526	—	—	—	—	1,527
Tax benefit from stock option and restricted stock units	—	—	6,280	—	—	—	—	6,280
Stock issued upon vesting of restricted and deferred stock units	245	2	(2)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(6,527)	—	—	—	—	(6,527)
Purchase of shares of treasury stock	(241)	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(246)	—	—	—	(419)	—	—	—	(419)
Foreign currency translation	—	—	—	(44,234)	—	—	—	(44,234)
Net income	—	—	—	—	—	70,902	—	70,902
Balance at June 30, 2013	38,971	$429	$163,747	$(7,274)	$(130,566)	$801,213	$—	$827,549
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	12	—	158	—	—	—	—	158
Tax benefit from stock option and restricted stock units	—	—	1,232	—	—	—	—	1,232
Stock issued upon vesting of restricted and deferred stock units	76	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings		—	2,165	—	—	—	—	2,165
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $131	—	—	—	226	—	—	—	226
Foreign currency translation	—	—	—	21,406	—	—	4	21,410
Noncontrolling interest investment	—	—	—	—	—	—	1,033	1,033
Net income (loss)	—	—	—	—	—	79,875	(697)	79,178
Balance at June 30, 2014	38,864	$430	$172,445	$6,137	$(150,331)	$959,394	$859	$988,934
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$78,929	$70,629
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	2,073	(3,967)
Stock-based compensation	5,540	4,388
Depreciation, amortization and impairment	31,383	30,251
Deferred taxes	14,631	18,703
Provision for credit losses	15,893	8,671
Loss on disposal of property, equipment and capitalized software	338	555
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(499,349)	(301,165)
Other assets	(4,647)	(8,239)
Accounts payable	181,664	205,774
Accrued expenses	7,289	14,047
Income taxes	(2,707)	(4,149)
Other liabilities	350	1,313
Amounts due under tax receivable agreement	(4,749)	(4,411)
Net cash (used for) provided by operating activities	(173,362)	32,400
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(22,604)	(13,017)
Purchases of available-for-sale securities	(2,654)	(1,632)
Maturities of available-for-sale securities	166	583
Net cash used for investing activities	(25,092)	(14,066)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,232	6,280
Repurchase of share-based awards to satisfy tax withholdings	(3,375)	(10,917)
Proceeds from stock option exercises	158	1,526
Net change in deposits	162,442	97,480
Net change in borrowed federal funds	—	(48,400)
Other debt	22,262	(1,215)
Loan origination fee	—	(12,023)
Borrowings on notes outstanding	—	400,000
Net activity on 2011 revolving line-of-credit	—	(438,500)
Net activity on 2011 term loan	—	(182,500)
Net activity on 2013 term loan	(7,500)	292,500
Purchase of shares of treasury stock	(19,765)	(17,911)
Net cash provided by financing activities	155,454	86,320
Effect of exchange rate changes on cash and cash equivalents	537	(2,757)
Net change in cash and cash equivalents	(42,463)	101,897
Cash and cash equivalents, beginning of period	361,486	197,662
Cash and cash equivalents, end of period	$319,023	$299,559
Supplemental cash flow information
Interest paid	$16,822	$7,291
Income taxes paid	$32,115	$21,256
Significant non-cash transactions
Increase in UNIK estimated earn out	$—	$198
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
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. for fair value changes of derivative instruments, the amortization of purchased intangibles, the expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on the extinguishment of a portion of the tax receivable agreement and adjustments attributable to non-controlling interests, as well as the related tax impacts of the adjustments

ASU 2013-11
Accounting Standards Update No. 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

ASU 2014-08
Accounting Standards Update No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Esso Card	ExxonMobil’s European commercial fuel card portfolio
Evolution1	Evolution1, Inc., a wholly owned subsidiary acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Pacific Pride	Pacific Pride Services, LLC, a wholly owned subsidiary
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority-owned subsidiary
WEX	WEX Inc.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2014.

Certain prior-year amounts have been reclassified to conform with current year’s presentation. Specifically, UNIK debt previously included in Other liabilities was reclassified to Other debt on the condensed consolidated balance sheet.
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

2.	New Accounting Standards

In April 2014, the FASB issued ASU 2014-08. Under the new guidance, only disposals representing a strategic shift in operations that has a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, these amendments expanded the disclosure requirements for discontinued operations that will provide financial statement users with more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014. In addition, early adoption is permitted and the Company has elected to adopt this standard as of April 1, 2014. The adoption of this standard update affects presentation only and, as such, is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

3.	Business Acquisitions
Acquisition of FastCred
On October 15, 2013, UNIK acquired all of the stock of FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the Brazilian fleet market, for approximately $12,309, net of cash acquired. The Company purchased FastCred to expand its Fleet Payment Solutions segment. During the fourth quarter of 2013, the Company preliminarily allocated $4,282 of the cost of the acquisition to goodwill and $12,594 to other intangible assets, primarily customer relationships and acquired software. During the first quarter of 2014, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the FastCred acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2013 comparative information resulting in an increase in goodwill of $1,490, a decrease in intangible assets of $2,253, a decrease in property, equipment and capitalized software of $2, and a decrease in deferred income tax liabilities of $765. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuation of all assets and liabilities have been finalized. The total weighted average useful life of the intangible assets acquired from FastCred is four years for customer relationships and three years for acquired software. Goodwill recorded as a result of the FastCred acquisition is not currently deductible for income tax purposes. No pro forma information has been included in these financial statements as the operations of FastCred for the period that they were not part of the Company are not material to the Company’s revenues, net income or earnings per share.

4.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer made up more than six percent of the outstanding receivables at June 30, 2014.
As of June 30, 2014, approximately 97 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of June 30, 2013, approximately 97 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due.The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Six months ended June 30,
	2014	2013
Balance, beginning of period	$10,396	$11,709
Provision for credit losses	15,893	8,671
Charge-offs	(17,515)	(12,683)
Recoveries of amounts previously charged-off	3,644	3,111
Currency translation	119	(378)
Balance, end of period	$12,537	$10,430

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

5.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first six months of 2014 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2014	$754,886	$82,514	$837,400
Impact of foreign currency translation	11,718	2,276	13,994
Gross goodwill, June 30, 2014	766,604	84,790	851,394
Accumulated impairment, June 30, 2014	(1,337)	(16,171)	(17,508)
Net goodwill, June 30, 2014	$765,267	$68,619	$833,886
As described in Note 3, the Company adjusted the amount of goodwill and intangible assets as of December 31, 2013 in the accompanying condensed consolidated balance sheet to account for the measurement period adjustments to the FastCred purchase price allocation.
The Company had no impairments to goodwill during the six months ended June 30, 2014.
Other Intangible Assets
The changes in other intangible assets during the first six months of 2014 were as follows:

	Net Carrying Amount, January 1, 2014	Amortization	Impact of foreign currency translation	Net Carrying Amount, June 30, 2014
Definite-lived intangible assets
Acquired software	$61,590	$(3,871)	$1,203	$58,922
Customer relationships	127,403	(12,069)	3,402	118,736
Patent	1,672	(150)	88	1,610
Trade names	8,835	(527)	103	8,411
Indefinite-lived intangible assets
Trademarks and trade names	7,244	—	331	7,575
Total	$206,744	$(16,617)	$5,127	$195,254
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2014 and for each of the five succeeding fiscal years:

Remaining 2014	$16,577
2015	$30,279
2016	$26,636
2017	$22,683
2018	$19,461
2019	$16,056

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

 Other intangible assets, net consist of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$85,628	$(26,706)	$58,922	$83,844	$(22,254)	$61,590
Non-compete agreement	100	(100)	—	100	(100)	—
Customer relationships	203,425	(84,689)	118,736	197,424	(70,021)	127,403
Patent	3,121	(1,511)	1,610	2,935	(1,263)	1,672
Trademarks and trade names	10,237	(1,826)	8,411	10,112	(1,277)	8,835
	$302,511	$(114,832)	187,679	$294,415	$(94,915)	199,500
Indefinite-lived intangible assets
Trademarks and trade names			7,575			7,244
Total			$195,254			$206,744

6.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$43,333	$42,213	$79,875	$70,902
Weighted average common shares outstanding – Basic	38,856	38,934	38,911	38,911
Unvested restricted stock units	68	61	96	174
Stock options	22	44	24	51
Weighted average common shares outstanding – Diluted	38,946	39,039	39,031	39,136
No shares were considered anti-dilutive during the periods reported.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

7.	Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations. Derivative instruments are utilized to manage the Company's commodity price risk. The Company enters into put and call option contracts related to the Company’s commodity price risk, which are based on the wholesale price of gasoline and the retail price of diesel fuel and settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America.

Beginning in April 2014, the Company initiated a partial foreign exchange hedging program. The Company uses currency forward contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms. The gains or losses on the currency forward contracts are reported in earnings within the same condensed consolidated statement of income line as the impact of the foreign currency translation, net gain (losses) on foreign currency translations.
Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company’s fuel price derivative instruments and foreign currency instruments do not qualify for hedge accounting treatment under current guidance, and therefore, no such hedging designation has been made.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of June 30, 2014, the Company had the following put and call option contracts, which are not designated as hedging contracts and settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling July 2014 – December 2015	39,510
Fuel price derivative instruments – diesel
Option contracts settling July 2014 – December 2015	19,080
Total fuel price derivative instruments	58,590

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Liabilities
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Fuel price derivatives, at fair value	$9,431	Fuel price derivatives, at fair value	$7,358
The following table present information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended June 30,		Six months ended June 30,
	Income on Derivative	2014	2013	2014	2013
Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$(7,561)	$8,614	$(5,716)	$859
Foreign exchange contracts	Net realized gain (loss) on currency forward contracts	(1,284)	$—	(1,284)	$—

8.	Financing and Other Debt
2013 Credit Agreement
On January 18, 2013, the Company entered into the 2013 Credit Agreement. The 2013 Credit Agreement provides for a five-year amortizing $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The 2013 Credit Agreement replaced the 2011 Credit Agreement and increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. On January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700,000. The reduction was required due to the issuance of the Notes described below.
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
Other debt
UNIK debt
UNIK had approximately $10,108 of debt as of June 30, 2014, and $7,278 of debt as of December 31, 2013. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 19.5 percent as of June 30, 2014, and 15.8 percent as of December 31, 2013. This debt is classified in other debt on the Company’s consolidated balance sheets for the periods presented.
Participation debt
WEX Bank is subject to certain regulatory lending limits to a single customer.  During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeds the lending limit. This participation agreement allows WEX Bank to fund the portion of the customer balance that exceeds the lending limit. The amount of the receivable that is funded by the third party bank is classified as a secured borrowing.  This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent.  The balance of the participation debt as of June 30, 2014, was $20,000, which is secured by a participation interest in the underlying customer receivable. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in other debt on the Company’s consolidated balance sheets for the periods presented.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

9.	Fair Value
The Company holds mortgage-backed securities, fixed income and equity securities, derivatives (see Note 7, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$846	$—	$846	$—
Asset-backed securities	1,272	—	1,272	—
Municipal bonds	551	—	551	—
Equity securities	16,139	16,139	—	—
Total available-for-sale securities	$18,808	$16,139	$2,669	$—
Executive deferred compensation plan trust (a)	$5,473	$5,473	$—	$—
Liabilities:
Fuel price derivatives – unleaded fuel (b)	$7,506	$—	$7,506	$—
Fuel price derivatives – diesel (b)	1,925	—	—	1,925
Total fuel price derivatives	$9,431	$—	$7,506	$1,925

(a)	The fair value of these instruments is recorded in other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

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

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	June 30, 2014	June 30, 2013
	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(623)	$(310)	$(929)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(1,302)	(201)	1,427
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers (in)/out of Level 3	—	511	—
Ending balance	$(1,925)	$—	$498

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended June 30, 2014 and 2013, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the three months ended June 30, 2013, are reported in other expenses and loss of foreign currency transactions on the condensed consolidated statements of income.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended:

	June 30, 2014	June 30, 2013
	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(2,142)	$(313)	$(107)
Total (losses) and gains – realized/unrealized
Included in earnings (a)	217	(198)	605
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers (in)/out of Level 3	—	511	—
Ending balance	$(1,925)	$—	$498

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the six months ended June 30, 2014 and 2013, are reported in net realized and unrealized losses on fuel price derivatives on the condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the six months ended June 30, 2014 and 2013, are reported in other expenses and loss of foreign currency transactions on the condensed consolidated statements of income.

$400 Million Notes outstanding
The Notes outstanding as of June 30, 2014, have a carrying value of $400,000 and fair value of $386,000. As of December 31, 2013, the carrying value of the $400,000 in Notes outstanding had a fair value of $365,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are based on current quoted market prices (Level 1 in the fair value hierarchy).
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
Fuel price derivatives
The majority of derivatives entered into by the Company are executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of June 30, 2014, are as

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

follows:

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$(1,925)	Option model	Future retail price of diesel fuel after June 30, 2014	$3.79 – 3.87
Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the third quarter of 2014 through the fourth quarter of 2015. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
Contingent consideration
The Company had classified its liability for contingent consideration related to its acquisition of UNIK within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which include the projected revenues of UNIK over a four month period. The fair value determination included assessing the probability of meeting certain milestones required to earn the contingent consideration.
On June 30, 2013, the Company finalized the contingent consideration amount based on current performance milestones and determined it to be approximately $511, which was paid on July 1, 2013.

10.	Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income for the three month periods ended June 30, 2014 and 2013, is as follows:

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(359)	$(1,063)	$119	$37,335
Other comprehensive income (loss)	152	7,407	(341)	(44,387)
Ending balance	$(207)	$6,344	$(222)	$(7,052)

A reconciliation of accumulated other comprehensive income for the six month periods ended June 30, 2014 and 2013, is as follows:

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(433)	$(15,062)	$197	$37,182
Other comprehensive (loss) income	226	21,406	(419)	(44,234)
Ending balance	$(207)	$6,344	$(222)	$(7,052)
No amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The total tax effect on net accumulated unrealized gains, as of June 30, 2014, was $364, and the total tax effect on net accumulated unrealized losses, as of June 30, 2013, was $73.

11.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. Redeemable non-controlling interest was measured at fair value at the date of acquisition. The redeemable non-controlling interest is reported on the Company’s condensed consolidated balance sheets as “Redeemable non-controlling interest."
A reconciliation of redeemable non-controlling interest for the three and six month periods ended June 30, 2014 and June 30, 2013, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$19,338	$21,855	$18,729	$21,662
Net loss attributable to non-controlling interest	(82)	(161)	(249)	(273)
Currency translation adjustment	476	(2,044)	1,252	(1,739)
Ending balance	$19,732	$19,650	$19,732	$19,650

On November 8, 2013, the Company announced that it plans to acquire the assets of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and six month periods ended June 30, 2014 is as follows:

	Three months ended June 30, 2014	Six months ended June 30, 2014
Balance, beginning of period	$228	$519
Non-controlling interest investment	1,033	1,033
Net loss attributable to non-controlling interest	(402)	(697)
Currency translation adjustment	—	4
Ending balance	$859	$859

12.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $8,714 at June 30, 2014, and $4,665 at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

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
The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement and adjustments attributable to non-controlling interests.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to those fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from the Company’s corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of their products and to utilize the Company’s information management capabilities.
Financing interest expense from the Company’s corporate debt, including the term loan and bond issuance, and net realized and unrealized losses on derivative instruments are allocated to the Fleet Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended June 30, 2014 and 2013:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended June 30, 2014
Fleet payment solutions	$145,828	$586	$6,436	$58,933
Other payment solutions	55,753	1,013	410	24,640
Total	$201,581	$1,599	$6,846	$83,573
Three months ended June 30, 2013
Fleet payment solutions	$131,040	$151	$5,855	$53,539
Other payment solutions	47,245	931	512	14,026
Total	$178,285	$1,082	$6,367	$67,565
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the six months ended June 30, 2014 and 2013:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Six months ended June 30, 2014
Fleet payment solutions	$281,263	$1,110	$12,813	$106,607
Other payment solutions	102,386	1,777	764	41,912
Total	$383,649	$2,887	$13,577	$148,519
Six months ended June 30, 2013
Fleet payment solutions	$257,079	$965	$11,591	$105,715
Other payment solutions	86,576	1,264	1,004	24,725
Total	$343,655	$2,229	$12,595	$130,440
The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Adjusted pre-tax income before NCI	$83,573	$67,565	$148,519	$130,440
Unrealized gain (loss) on fuel price derivatives	(4,896)	9,849	(2,073)	3,967
Amortization of acquired intangible assets	(8,330)	(8,134)	(16,617)	(16,513)
Stock-based compensation	(3,117)	(1,982)	(5,540)	(4,388)
Deferred loan costs associated with the extinguishment of debt	—	—	—	(1,004)
Acquisition related expenses	(500)	—	(500)	—
Income before income taxes	$66,730	$67,298	$123,789	$112,502
Beginning in the first half of 2014, adjusted pre-tax income before NCI excludes the expense of stock-based compensation and acquisition related expenses. For comparative purposes, adjusted pre-tax income before NCI for the prior periods has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. No acquisition expenses were incurred during the first half of 2013.We believe this adjustment makes this non-GAAP measurement more comparable to our peers.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

15.	Subsequent Event

Acquisition of Evolution1

On July 16, 2014, the Company completed the acquisition of the stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry for approximately $532,500 in cash. The transaction was financed through the Company’s cash on hand and existing credit facility. Evolution1 developed and operates a all-in-one, multi-tenant technology platform, card products, and mobile offering that supports a full range of healthcare account types. This includes consumer-directed payments for Health Savings Accounts, Health Reimbursement Arrangements, Flexible Spending Accounts, Voluntary Employee Beneficiary Associations, and defined contribution and wellness programs. The Company acquired Evolution1 to advance the Company's capabilities in the healthcare market and enhance the Company's positioning and exposure to this growing market. The Company expects Evolution1 to contribute approximatly $80,000 in annual revenues. The results of operations for Evolution1 will be presented in the Company's Other Payment Solutions segment.

Due to the timing of the transaction during the third quarter of 2014, the Company has not completed its purchase accounting of Evolution1 and is unable to provide further information regarding the assets, liabilities and intangible assets acquired in the purchase.

Sale of Pacific Pride

On July 29, 2014, the Company signed an agreement to sell its wholly owned subsidiary Pacific Pride for $50,000, which represents an approximate pre-tax gain of $29,000. The transfer of the operations of Pacific Pride is scheduled to occur on July 31, 2014. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride are not material to the Company's annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

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
The Company’s U.S. operations include WEX, and our wholly owned subsidiaries Fleet One and WEX Bank and rapid! Paycard. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Europe, located in England, and our majority equity positions in UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, located in the United Kingdom.
Recent Events
Acquisition of Evolution1
On July 16, 2014, we completed the acquisition of the stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry for approximately $533 million in cash. The transaction was financed through our cash on hand and existing credit facility. Evolution1 developed and operates a all-in-one, multi-tenant technology platform, card products, and mobile offering that supports a full range of healthcare account types. This includes consumer-directed payments for Health Savings Accounts, Health Reimbursement Arrangements, Flexible Spending Accounts, Voluntary Employee Beneficiary Associations, and defined contribution and wellness programs. We acquired Evolution1 to advance the our capabilities in the healthcare market and enhance our positioning and exposure to this growing market. We expect Evolution1 to contribute approximately $80 million in annual revenues. The results of operations for Evolution1 will be presented in our Other Payment Solutions segment.
Due to the timing of the transaction during the third quarter of 2014, we have not completed the purchase accounting of Evolution1 and are unable to provide further information regarding the assets, liabilities and intangible assets acquired in the purchase.
ESSO Card Program
July 17, 2014, we announced the execution of the definitive purchase and sale agreement relating to the previously announced proposed acquisition of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. In addition, all necessary regulatory approvals have been received and the employee information and consultation processes have been cleared. The transaction is expected to close in late 2014 or early 2015.
Sale of Pacific Pride
On July 29, 2014, we signed an agreement to sell our wholly owned subsidiary Pacific Pride for $50 million, which represents an approximate pre-tax gain of $29 million. The transfer of the operations of Pacific Pride is scheduled to occur on July 31, 2014. We decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride are not material to our annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

Summary
Below are selected items from the second quarter of 2014:

•	Corporate charge card purchase volume grew by approximately $1.2 billion from the second quarter of 2013 to $4.3 billion for the second quarter of 2014, an increase of 36.4 percent.

•	Average number of vehicles serviced increased 6.7 percent from the second quarter of 2013 to approximately 7.9 million for the second quarter of 2014.

•
Total fuel transactions processed increased 5.6 percent from the second quarter of 2013 to 98.6 million for the second quarter of 2014. Total payment processing transactions in our Fleet Payment Solutions Segment increased 6.2 percent to 78.4 million for the second quarter of 2014 as compared to the same quarter in 2013. Transaction processing transactions increased 3.0 percent to 20.2 million for the second quarter of 2014, as compared to the same quarter in 2013.

•
Average expenditure per payment processing transaction in our Fleet Payment Solutions Segment increased 3.1 percent to $88.46 for the second quarter of 2014, from $85.78 for the same period in the prior year. The average U.S. fuel price per gallon during the second quarter of 2014, was $3.76, a 1.6 percent increase over the same period in the prior year. The average Australian fuel price per gallon during the second quarter of 2014, was US$5.44, a 4.0 percent increase as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Payment Solutions segment was $6.3 million during the second quarter of 2014, as compared to $4.8 million during the second quarter of 2013. Spend volume increased 9.5 percent in the second quarter of 2014, as compared to the same quarter last year and our credit losses were 9.1 basis points of fuel expenditures for the second quarter of 2014, as compared to 7.6 basis points of fuel expenditures for the same period last year.

•	Realized losses on our fuel price derivatives during the second quarter of 2014 were $2.7 million as compared to $1.2 million for the same period in the prior year.

•	We purchased approximately 30 thousand shares of our common stock at cost of approximately $2.8 million during the second quarter of 2014.

•
Our effective tax rate was 35.8 percent for the second quarter of 2014 as compared to 37.5 percent for the second quarter of 2013. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$94,550	$88,422	$6,128	7%	$180,252	$171,616	$8,636	5%
Transaction processing revenue	5,250	4,897	353	7%	10,140	9,507	633	7%
Account servicing revenue	20,112	18,615	1,497	8%	39,467	37,178	2,289	6%
Finance fees	17,661	13,733	3,928	29%	34,981	26,981	8,000	30%
Other	8,255	5,373	2,882	54%	16,423	11,797	4,626	39%
Total revenues	145,828	131,040	14,788	11%	281,263	257,079	24,184	9%
Total operating expenses	88,682	77,599	11,083	14%	177,414	152,473	24,941	16%
Operating income	57,146	53,441	3,705	7%	103,849	104,606	(757)	(1)%
Gain (loss) on foreign currency transactions	1,146	(33)	1,179	(3,573)%	1,029	(116)	1,145	(987)%
Financing interest expense (a)	(7,276)	(7,368)	92	(1)%	(14,632)	(14,707)	75	(1)%
Net realized and unrealized (losses) gains on derivative instruments (a)	(7,561)	8,614	(16,175)	(188)%	(5,716)	859	(6,575)	(765)%
Income before income taxes	$43,455	$54,654	$(11,199)	(20)%	$84,530	$90,642	$(6,112)	(7)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	78,390	73,797	4,593	6%	151,717	142,539	9,178	6%
Average expenditure per payment processing transaction	$88.46	$85.78	$2.68	3%	$87.24	$86.59	$0.65	1%
Average price per gallon of fuel
Domestic – ($/gal)	$3.76	$3.70	$0.06	2%	$3.70	$3.73	$(0.03)	(1)%
Australia – ($/gal)	$5.44	$5.23	$0.21	4%	$5.39	$5.48	$(0.09)	(2)%
Transaction processing revenue:
Transaction processing transactions	20,183	19,591	592	3%	39,436	38,473	963	3%
Account servicing revenue:
Average number of vehicles serviced	7,927	7,428	499	7%	7,857	7,455	402	5%
(a) Financing interest expense from our Corporate debt, including the term loan and Notes issuance, as well as net realized and unrealized gains and losses on derivative instruments, are allocated solely to the Fleet Payment Solutions segment.

Revenues
Payment processing revenue increased $6.1 million for the second quarter of 2014 as compared to the second quarter of 2013, and $8.6 million for the first half of 2014 as compared to the same period in the prior year. These increases are primarily due to the organic growth of our domestic fleet business as our transaction volume increased 6 percent for the second quarter of 2014, as well as for the first half of 2014, as compared to the same periods in 2013.
Our account servicing revenue increased $1.5 million for the second quarter of 2014 as compared to the same period in 2013, and $2.3 million for the first half of 2014 as compared to the same period in the prior year. These increases are primarily due to growth in our WEX Telematics business.
Our finance fees revenue increased $3.9 million for the second quarter of 2014 as compared to the same period in 2013, and increased $8.0 million for the first half of 2014 as compared to the same period in the prior year. These increases are primarily due to higher minimum late fees charged to customers for overdue balances as well as increases in revenue attributable to our factoring business. Minimum late fee charges were increased in the third quarter of 2013. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The increases in late fees is primarily due the increase in minimum late fees charged and higher accounts receivable balances, as a result of higher transaction volume.
Other revenue increased $2.9 million for the second quarter of 2014 as compared to the same period in 2013, and increased $4.6 million for the first half of 2014 as compared to the same period in the prior year. These increases are primarily due to international expansion of our fuel related products as well as increases in our equipment sales due to customer upgrades of our equipment. The increase in revenue related to equipment sales is partially offset by increased cost of hardware and equipment sold.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2014	June 30, 2013	Amount	Percent
Expense
Salary and other personnel	$35,941	$33,801	$2,140	6%
Service Fees	$10,601	$7,077	$3,524	50%
Provision for credit losses	$6,332	$4,798	$1,534	32%
Technology leasing and support	$4,525	$4,270	$255	6%
Depreciation, amortization and impairment	$13,442	$12,741	$701	6%
Cost of hardware and equipment sold	$2,254	$1,120	$1,134	101%
Changes in operating expenses for the second quarter of 2014, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $2.1 million for the second quarter of 2014 as compared to the same period last year. The increase is primarily due to an increase in headcount and stock-based incentive compensation expense to support our growing operations, including the build out of the organization to support our upcoming acquisition of the ESSO Card program.
Service fees increased by $3.5 million for the second quarter of 2014 as compared to the same period last year. Service fees increased compared to the prior year due to acquisition related expenses incurred during the second quarter of 2014, expenses associated with the start up of our European commercial fuel card program and the fees related to the increase in the number of WEX Telematics units being serviced. We expect to recognize approximately $4.0 million of additional service fees from expenses related to the acquisition of Evolution1 during the third quarter of 2014.
Provision for credit losses increased by $1.5 million for the second quarter of 2014 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 9.1 basis points of fuel expenditures for the second quarter of 2014, compared to 7.6 basis points of fuel expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is a reflection of increased net charge-offs as compared to the same quarter last year.
Technology leasing and support expenses increased $0.3 million for the second quarter of 2014 as compared to the same period in the prior year. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional fees associated with the general expansion of our operations.
Depreciation, amortization and impairment expenses increased $0.7 million for the second quarter of 2014 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to hardware that was recently placed in service in conjunction with our data center consolidation.
Cost of hardware and equipment sold increased $1.1 million for the second quarter of 2014 as compared to the same period in the prior year. This increase is primarily related to increases in our equipment sales due to customer upgrades of our equipment as reflected in the increase in other revenue as noted above.
The following table compares selected expense line items within our Fleet Payment Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2014	June 30, 2013	Amount	Percent
Expense
Salary and other personnel	$72,343	$67,121	$5,222	8%
Service fees	$20,079	$14,144	$5,935	42%
Provision for credit losses	$15,224	$8,706	$6,518	75%
Technology leasing and support	$9,084	$7,580	$1,504	20%
Depreciation, amortization and impairment	$26,841	$25,491	$1,350	5%
Cost of hardware and equipment sold	$3,202	$2,168	$1,034	48%
Changes in operating expenses for the first half of 2014, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $5.2 million for the first half of 2014 as compared to the same period last year. The increase is primarily due to an increase in headcount to support our growing operations, including the build out of the organization to support our upcoming acquisition of the ESSO Card program, as well as an increase in stock-based incentive compensation expense.
Service fees increased by $5.9 million for the first half of 2014 as compared to the same period last year. Service fees increased compared to the prior year due to acquisition expenses, expenses associated with the start up of our European commercial fuel card program and the fees related to the increase in the number of WEX Telematics units being serviced.
Provision for credit losses increased by $6.5 million for the first half of 2014 as compared to the same period in the prior year. Credit losses were 11.5 basis points of fuel expenditures for the first half of 2014, compared to 7.1 basis points of fuel expenditures for the same period last year. Beginning in the third quarter of 2013, we tested less restrictive credit standards for the approval of certain new customer applications and experienced an increase in delinquency rates during the first quarter of 2014. After monitoring the impact to our credit loss reserve, we returned to our prior stricter credit standards beginning in the second quarter of 2014. We also experienced an increase in a number of our low risks accounts that were in early stage delinquency. Because these are low risk accounts in early stage delinquencies, we do not expect there to be a significant impact on the remainder of the year. The expense we recognized for the first half of 2014 is the amount necessary to bring the reserve to its required level after net charge offs.
Technology leasing and support expenses increased $1.5 million for the first half of 2014 as compared to the same period in the prior year. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional fees associated with the general expansion of operations.
Depreciation, amortization and impairment expenses increased $1.4 million for the first half of 2014 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to computer hardware that was placed in service in conjunction with our data center consolidation.

Cost of hardware and equipment sold increased $1.0 million for the first half of 2014 as compared to the same period in the prior year. This increase is primarily related to increases in our equipment sales due to customer upgrades of our equipment as reflected in the increase in other revenue as noted above.
Fuel price derivatives
We own fuel price derivative instruments that we purchase on a periodic basis to manage the impact of the volatility in North American fuel prices on our cash flows. These fuel price derivative instruments do not qualify for hedge accounting. Accordingly, both realized and unrealized gains and losses on our fuel price derivative instruments affect our net income. Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2014	2013	2014	2013
Fuel price derivatives, at fair value, beginning of period	$(4,535)	$(7,611)	$(7,358)	$(1,729)
Net change in fair value	(7,561)	8,614	(5,716)	859
Cash payments on settlement	2,665	1,235	3,643	3,108
Fuel price derivatives, at fair value, end of period	$(9,431)	$2,238	$(9,431)	$2,238
Collar range:
Floor	$3.36	$3.44	$3.37	$3.43
Ceiling	$3.42	$3.50	$3.43	$3.49
Domestic average fuel price, beginning of period	$3.69	$3.76	$3.53	$3.49
Domestic average fuel price, end of period	$3.76	$3.67	$3.76	$3.67
Changes in fuel price derivatives for the three and six months ended June 30, 2014, as compared to the corresponding periods a year ago are attributable to the movements in fuel prices in the corresponding periods. As of June 30, 2014, the projected future price of fuel is above the average future floor price of our derivatives, resulting in a net liability on our balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
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
Financing interest expense
Financing interest expense remained essentially flat for the second quarter of 2014 as compared to the second quarter of the prior year and for the first half of 2014, as compared to the first half of the prior year. On January 30, 2013, the Company issued $400 million of Notes with a 4.75% fixed rate. The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which had a variable interest rate that was lower than the rate on the Notes at the time of repayment. As such, financing interest expense related to the Notes outstanding was higher for the first half of 2014 as compared to the same period in 2013. This increase in financing interest expense was offset by a $1 million write-off of deferred loan fees associated with the extinguishment of debt in the first quarter of 2013.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$40,147	$33,495	$6,652	20%	$72,049	$60,627	$11,422	19%
Transaction processing revenue	1,652	1,215	437	36%	3,347	2,763	584	21%
Account servicing revenue	3,596	2,848	748	26%	6,769	5,291	1,478	28%
Finance fees	1,352	1,690	(338)	(20)%	2,794	3,159	(365)	(12)%
Other	9,006	7,997	1,009	13%	17,427	14,736	2,691	18%
Total revenues	55,753	47,245	8,508	18%	102,386	86,576	15,810	18%
Total operating expenses	32,570	33,605	(1,035)	(3)%	64,369	63,571	798	1%
Operating income	23,183	13,640	9,543	70%	38,017	23,005	15,012	65%
Gain (loss) on foreign currency transactions	92	(995)	1,087	(109)%	1,242	(1,144)	2,386	(209)%
Financing interest expense	—	(1)	1	(100)%	—	(1)	1	(100)%
Income before income taxes	$23,275	$12,644	$10,631	84%	$39,259	$21,860	$17,399	80%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$4,339	$3,182	$1,157	36%	$8,010	$5,817	$2,193	38%
Revenues
Payment processing revenue increased $6.7 million for the second quarter of 2014 as compared to the same period in the prior year and increased $11.4 million for the first half of 2014 as compared to the same period in the prior year. The primary driver of the increases in the second quarter of 2014 as compared to the second quarter of 2013 as well as the first half of 2014 as compared to the same period in the prior year was higher corporate charge card purchase volume from our virtual WEX Travel product. These increases were partially offset by a decrease in the virtual card net interchange rate of 14 basis points for the first half of 2014 as compared to the same period in the prior year, primarily due to decreases in customer specific incentives from our network provider. Lastly, on November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/VISA merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions was reduced by 10 basis points for a period of 8 months, that began on July 29, 2013. This resulted in a revenue reduction of approximately $1.9 million in the first half of 2014, compared to the same period in 2013.
Account servicing revenue increased $0.7 million for the second quarter of 2014 as compared to the same period in the prior year and increased $1.5 million for the first half of 2014 as compared to the same period in the prior year. The increases are primarily due to domestic growth in our payroll card product.
Other revenue for the second quarter of 2014 increased by approximately $1.0 million as compared to the same period in the prior year and increased $2.7 million for the first half of 2014, as compared to the same period in the prior year. These increases are primarily due to increased cross-border fees related to additional purchase card volume.

Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2014	June 30, 2013	Amount	Percent
Expense
Salary and other personnel	$7,485	$6,847	$638	9%
Service fees	$17,230	$19,531	$(2,301)	(12)%
Provision for credit losses	$471	$117	$354	303%
Other	$1,927	$1,628	$299	18%
Salary and other personnel expenses increased $0.6 million for the second quarter of 2014 as compared to the same period last year. The increase is primarily due to increased employee incentive expenses.
Service fees decreased $2.3 million for the second quarter of 2014 as compared to the same period last year. This decrease is primarily due to a decrease in cross-border fees. This decrease is partially offset by an increase in professional service fees related to management initiatives to execute our global strategic growth plan as well as higher processing fees associated with an increase in purchase card volume.
The provision for credit loss expense increased $0.4 million during the second quarter of 2014 as compared to the same period in the prior year. The expense we recognized in each quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Other expenses increased $0.3 million for the second quarter of 2014 as compared to the same period in the prior year. This increase is primarily due to an increase in other non-income taxes.
The following table compares selected expense line items within our Other Payment Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2014	June 30, 2013	Amount	Percent
Expense
Salary and other personnel	$14,985	$13,604	$1,381	10%
Service fees	$34,057	$36,269	$(2,212)	(6)%
Provision for credit losses	$669	$(35)	$704	(2,011)%
Operating interest expense	$1,777	$1,264	$513	41%
Other	$3,536	$3,074	$462	15%
Salary and other personnel expenses increased $1.4 million for the first half of 2014 as compared to the same period last year. The increase is primarily due to increased employee incentive expenses.
Service fees expenses decreased $2.2 million for the first half of 2014, as compared to the same period in the prior year. The decrease is primarily due to a decrease in cross-border fees. This decrease is partially offset by an increase in professional service fees related to management initiatives to execute our global strategic growth plan as well as higher processing fees associated with an increase in purchase card volume.
The provision for credit loss expense increased $0.7 million during the first half of 2014, as compared to the same period in the prior year. The expense we recognized in each quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Operating interest expense increased $0.5 million for the first half of 2014, as compared to the same period in the prior year. The increase is due to increased operating debt at our UNIK operations.
Other expenses increased $0.5 million during the first half of 2014, as compared to the same period in the prior year. This change is primarily due to an increase in other non-income taxes.
Gain (loss) on foreign currency transactions

During 2013, in order to reduce expenses resulting from cross-border fees, WEX Bank established cash accounts outside of the United States and settled certain transactions in foreign currencies. Changes in these foreign currencies due to exchange rates result in gains or losses which are reflected in our statements of income. Changes in exchange rates resulted in a $0.1 million gain for the second quarter of 2014 and a $1.2 million gain for the first half of 2014.
In April 2014, we initiated a partial foreign exchange hedging program. The terms of the hedges are intended to renew monthly, with no foreign exchange hedge balances outstanding at the end of any quarter. The results of these hedges are recorded in gain (loss) on foreign currency transactions. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.
Non-GAAP financials measures
In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures, such as adjusted net income, that are not prepared in accordance with GAAP, or non-GAAP financial measures. Although adjusted net income is not calculated in accordance with generally accepted accounting principles (GAAP), this measure is integral to the our reporting and planning processes. We consider this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that our management excludes in evaluating the our performance. Specifically, in addition to evaluating our performance on a GAAP basis, management evaluates theour on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on fuel-price related derivative instruments helps management identify and assess trends in our underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel-price derivative contracts.

•	The non-cash, mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
The amortization of purchased intangibles, deferred loan costs associated with the extinguishment of debt, acquisition related expenses and adjustments attributable to non-controlling interest have no significant impact on the ongoing operations of the business.

•
Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to us is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time.

•
We consider certain acquisition-related costs, such as investment banking fees, financing fees and warranty and indemnity insurance, to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. We believe that excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

For the same reasons, WEX believes that adjusted net income may also be useful to investors as one means of evaluating our performance. However, because adjusted net income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.
Beginning this year, adjusted net income attributable to WEX Inc. excludes the expense of stock-based compensation and acquisition related expenses. For comparative purposes, adjusted net income attributable to WEX Inc. for the prior period has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. No acquisition related expenses were incurred during the first half of 2013. We believe these adjustments make this non-GAAP measurement more comparable to our peers.

The following table reconciles adjusted net income to net income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Adjusted net income attributable to WEX Inc.	$54,049	$42,313	$95,661	$82,153
Unrealized gain (loss) on fuel price derivatives	(4,896)	9,849	(2,073)	3,967
Amortization of acquired intangible assets	(8,330)	(8,134)	(16,617)	(16,513)
Stock-based compensation	(3,117)	(1,982)	(5,540)	(4,388)
Deferred loan costs associated with the extinguishment of debt	—	—	—	(1,004)
Acquisition related expenses	(500)	—	(500)	—
ANI adjustments attributable to non-controlling interests	323	312	508	658
Tax impact	5,804	(145)	8,436	6,029
Net earnings attributable to WEX Inc.	$43,333	$42,213	$79,875	$70,902
The tax impact of the adjustments used to calculate adjusted net income is the difference between our GAAP tax provision and a pro forma tax provision based upon our adjusted net income before taxes. The methodology utilized for calculating our adjusted net income tax provision is the same methodology utilized in calculating our GAAP tax provision.

Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million in Notes outstanding, as well as other available methods of financing (including deposit and borrowed federal funds), are adequate to meet our operating, investing and financing needs.
The table below summarizes our cash activities:

(in thousands)	Six months ended June 30,
	2014	2013
Net cash (used for) provided by operating activities	$(173,362)	$32,400
Net cash used for investing activities	(25,092)	(14,066)
Net cash provided by financing activities	155,454	86,320
WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.25 percent to 0.80 percent as of June 30, 2014. As of June 30, 2014, we had approximately $566.8 million of certificates of deposit outstanding, compared to $527.1 million of certificates of deposits outstanding as of June 30, 2013. Certificates of deposit are subject to regulatory capital requirements.
As of June 30, 2014, we had approximately $317.8 million of interest-bearing money market deposits with a weighted average interest rate of 0.23 percent, compared to $123.2 million of interest-bearing money market deposits at June 30, 2013, with a weighted average interest rate of 0.37 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of June 30, 2014, we had $345.0 million of non-interest bearing NOW account deposits and $21.7 million of non-interest bearing customer deposits outstanding. As of June 30, 2013, we had $319.9 million of non-interest bearing NOW account deposits and $17.7 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both June 30, 2014 and 2013, we had no outstanding balance on our federal funds line of credit. As of June 30, 2014 we had $125.0 million of available credit and at June 30, 2013 we had $140.0 million of available credit.
We added $22.6 million in capital additions during the first half of 2014, primarily related to the development of internal-use software and for the consolidation of our data centers. We expect total capital expenditures for 2014 to be approximately $50 to $55 million.
We purchased $2.8 million in treasury shares during the second quarter of 2014 and $19.8 million in treasury shares during the first half of 2014.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first half of 2014 decreased $42.5 million, deposits increased by $162.4 million and our financing debt decreased by $7.5 million. Our accounts receivable increased $499.3 million and our accounts payable increased $181.7 million, primarily due to volume increases.
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. As of June 30, 2014, approximately 97 percent of the outstanding balance of $2,218 million, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due. As of June 30, 2013, approximately 97 percent of the outstanding balance of $1,842 million, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
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
As of June 30, 2014, we have approximately 3.5 years left on our $700 million revolving credit facility and have no borrowings against it. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $277.5 million at June 30, 2014 and $285.0 million at December 31, 2013. As of June 30, 2014, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 175 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 175 basis points or (b) the prime rate plus 75 basis points.
We decreased our overall financing debt (2013 Credit Agreement and Notes) by $7.5 million during the first half of 2014 with a balance outstanding of $677.5 million as of June 30, 2014.
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $8.7 million as of June 30, 2014. We currently do not plan to repatriate these earnings. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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
In April 2014 we initiated a partial foreign exchange hedging program. The terms of the hedges are intended to renew monthly, with no foreign exchange hedge balances outstanding at the end of any quarter. Because this is a partial foreign exchange hedging program, we have additional foreign exchange exposure which is not hedged. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.
On September 23, 2013, our Board of Directors authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases.

As of June 30, 2014, we have approximately $47.2 million in cash located in our foreign entities, outside of the United States.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Subsequent transactions
On July 16, 2014, the Company completed the acquisition of the stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry for approximately $532.5 million in cash. The transaction was financed through the Company’s cash on hand and existing credit facility. The Company expects Evolution1 to contribute approximately $80.0 million in annual revenue.
On July 17, 2014, we announced the execution of the definitive purchase and sale agreement relating to the previously announced proposed acquisition of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. In addition, all necessary regulatory approvals have been received and the employee information and consultation processes have been cleared. The transaction is expected to close in late 2014 or early 2015. We anticipate that we will pay approximately $60.0 million during the third quarter of 2014 and approximately $300.0 million when the transaction closes.
In July 29, 2014, the Company signed an agreement to sell its wholly owned subsidiary Pacific Pride for $50 million, which represents an approximate pre-tax gain $29.0 million. The transfer of the operations of Pacific Pride is scheduled to occur on July 31, 2014.
To further enhance our liquidity, we expect to close on an amendment to our bank credit facility which will increase the size of the facility by approximately $220 million to $1.2 billion. The amendment will increase the term note portion of our facility to $500 million and will allow temporary increases in permitted leverage to provide us additional margin when the Esso Card deal is closed. The amendment, which are subject to final bank approval, are expected to be executed in August of 2014.
Off-balance Sheet Arrangements
Letters of credit. As of June 30, 2014, we had posted letters of credit totaling $12.0 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three and six months ended June 30, 2014, and June 30, 2013:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	30.2	$2,817	—	$—	211.0	$19,765	240.3	$17,911

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2014. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2014	30,200	$93.28	30,200	$130,234,693
May 1 – May 31, 2014	—	$—	—	$130,234,693
June 1 – June 30, 2014	—	$—	—	$130,234,693
Total	30,200	$93.28	30,200	$130,234,693

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

George Hogan Special Incentive Plan **
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

*	10.1	George Hogan Special Incentive Plan **
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	A portion of exhibit 10.1 has been omitted pursuant to a request for confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

July 30, 2014	By:	/s/ Steven A. Elder
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

*	10.1	George Hogan Special Incentive Plan **
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	A portion of exhibit 10.1 has been omitted pursuant to a request for confidential treatment.