Form 10-Q
period 2014-09-30
WEX Inc.
filed 2014-10-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2014
Common Stock, $0.01 par value per share	38,768,316 shares

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

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$576,706	$361,486
Accounts receivable (less reserve for credit losses of $13,446 in 2014 and $10,396 in 2013)	2,033,974	1,712,061
Available-for-sale securities	18,740	15,963
Fuel price derivatives, at fair value	6,782	—
Property, equipment and capitalized software (net of accumulated depreciation of $165,784 in 2014 and $145,400 in 2013)	96,057	72,275
Deferred income taxes, net	3,776	88,965
Goodwill	1,095,233	819,892
Other intangible assets, net	471,860	206,744
Acquisition deposit	77,224	—
Other assets	199,210	154,892
Total assets	$4,579,562	$3,432,278
Liabilities and Stockholders’ Equity
Accounts payable	$658,443	$512,878
Accrued expenses	119,804	92,335
Income taxes payable	9,386	16,066
Deposits	1,468,734	1,088,930
Revolving line-of-credit facilities and term loan	683,825	285,000
Deferred income taxes, net	24,607	13,528
Notes outstanding	400,000	400,000
Other debt	54,662	7,278
Amounts due under tax receivable agreement	72,012	77,785
Fuel price derivatives, at fair value	—	7,358
Other liabilities	14,337	9,094
Total liabilities	3,505,810	2,510,252
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	17,983	18,729
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 42,995 shares issued in 2014 and 42,901 in 2013; 38,870 shares outstanding in 2014 and 38,987 in 2013	430	429
Additional paid-in capital	177,305	168,891
Non-controlling interest	19,271	519
Retained earnings	1,033,837	879,519
Accumulated other comprehensive income	(24,743)	(15,495)
Less treasury stock at cost; 4,218 shares in 2014 and 4,007 shares in 2013	(150,331)	(130,566)
Total stockholders’ equity	1,055,769	903,297
Total liabilities and stockholders’ equity	$4,579,562	$3,432,278
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Fleet payment solutions	$144,497	$136,874	$425,760	$393,953
Other payment solutions	77,637	54,651	180,023	141,227
Total revenues	222,134	191,525	605,783	535,180
Expenses
Salary and other personnel	55,392	41,469	142,720	122,193
Service fees	34,024	29,352	88,160	79,765
Provision for credit losses	7,261	5,015	23,154	13,686
Technology leasing and support	8,006	6,799	22,184	18,712
Occupancy and equipment	5,362	3,822	13,489	11,818
Depreciation, amortization and impairment	19,600	14,160	49,794	43,268
Operating interest expense	1,860	976	4,747	3,205
Cost of hardware and equipment sold	1,830	1,055	5,033	3,266
Other	13,438	10,984	39,275	33,763
Gain on sale of subsidiary	(27,169)	—	(27,169)	—
Total operating expenses	119,604	113,632	361,387	329,676
Operating income	102,530	77,893	244,396	205,504
Financing interest expense	(9,840)	(7,369)	(24,472)	(22,077)
Net (loss) gain on foreign currency transactions	(7,560)	2,968	(5,289)	1,708
Net realized and unrealized gain (loss) on fuel price derivatives	14,773	(3,640)	9,057	(2,781)
(Increase) decrease in amount due under tax receivable agreement	(1,356)	150	(1,356)	150
Income before income taxes	98,547	70,002	222,336	182,504
Income taxes	24,697	26,224	69,557	68,097
Net income	73,850	43,778	152,779	114,407
Less: Net loss attributable to non-controlling interests	(593)	(60)	(1,539)	(333)
Net earnings attributable to WEX Inc.	$74,443	$43,838	$154,318	$114,740
Net earnings attributable to WEX Inc. per share:
Basic	$1.92	$1.12	$3.97	$2.95
Diluted	$1.91	$1.12	$3.96	$2.93
Weighted average common shares outstanding:
Basic	38,867	38,978	38,896	38,934
Diluted	38,961	39,081	39,004	39,102
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$73,850	$43,778	$152,779	$114,407
Changes in available-for-sale securities, net of tax effect of $(15) and $(43) for the three months ended September 30, 2014 and 2013, and $116 and $(289) for the nine months ended September 30, 2014 and 2013	(26)	(73)	200	(492)
Foreign currency translation	(33,832)	7,856	(11,170)	(38,117)
Comprehensive income	39,992	51,561	141,809	75,798
Less: comprehensive (loss) income attributable to non-controlling interests	(3,571)	112	(3,261)	(1,900)
Comprehensive income attributable to WEX Inc.	$43,563	$51,449	$145,070	$77,698
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2012	38,908	$426	$162,470	$37,379	$(112,655)	$730,311	$—	$817,931
Stock issued upon exercise of stock options	70	1	1,671	—	—	—	—	1,672
Tax benefit from stock option and restricted stock units	—	—	6,509	—	—	—	—	6,509
Stock issued upon vesting of restricted and deferred stock units	241	2	(2)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(4,033)	—	—	—	—	(4,033)
Purchase of shares of treasury stock	—	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(289)	—	—	—	(492)	—	—	—	(492)
Foreign currency translation	—	—	—	(36,550)	—	—	—	(36,550)
Net income	—	—	—	—	—	114,740	—	114,740
Balance at September 30, 2013	39,219	$429	$166,615	$337	$(130,566)	$845,051	$—	$881,866
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	17	—	236	—	—	—	—	236
Tax benefit from stock option and restricted stock units	—	—	1,432	—	—	—	—	1,432
Stock issued upon vesting of restricted and deferred stock units	77	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings		—	6,747	—	—	—	—	6,747
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $116	—	—	—	200	—	—	—	200
Foreign currency translation	—	—	—	(9,448)	—	—	(1,007)	(10,455)
Non-controlling interest investment	—	—	—	—	—	—	21,267	21,267
Net income (loss)	—	—	—	—	—	154,318	(1,508)	152,810
Balance at September 30, 2014	38,870	$430	$177,305	$(24,743)	$(150,331)	$1,033,837	$19,271	$1,055,769
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$152,779	$114,407
Adjustments to reconcile net income to net cash used for operating activities:
Fair value change of fuel price derivatives	(14,140)	(1,234)
Stock-based compensation	10,089	6,882
Depreciation, amortization and impairment	51,658	45,021
Gain on divestiture	(27,169)	—
Deferred taxes	25,190	23,207
Provision for credit losses	23,154	13,686
Loss on disposal of property, equipment and capitalized software	1,138	637
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(389,339)	(384,715)
Other assets	(42,455)	(39,289)
Accounts payable	201,506	185,284
Accrued expenses	19,203	13,030
Income taxes	(6,757)	5,463
Other liabilities	(1,724)	(826)
Amounts due under tax receivable agreement	(5,772)	(6,841)
Net cash used for operating activities	(2,639)	(25,288)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(39,403)	(30,122)
Purchases of available-for-sale securities	(2,740)	(1,704)
Maturities of available-for-sale securities	279	1,065
Acquisitions and investments, net of cash	(591,791)	—
Proceeds from sale of subsidiary	46,890	—
Net cash used for investing activities	(586,765)	(30,761)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,432	6,509
Repurchase of share-based awards to satisfy tax withholdings	(3,342)	(10,917)
Proceeds from stock option exercises	235	1,671
Net change in deposits	379,812	267,859
Net change in borrowed federal funds	—	(48,400)
Other debt	47,798	(3,003)
Loan origination fee	(3,309)	(12,023)
Borrowings on notes outstanding	—	400,000
Net activity on 2011 revolving line-of-credit	—	(438,500)
Net activity on 2014 revolving credit facility	190,700	—
Net activity on 2011 term loan	—	(182,500)
Net activity on 2013 term loan	(14,375)	288,750
Borrowings on 2014 term loan	222,500	—
Purchase of shares of treasury stock	(19,765)	(17,911)
Net cash provided by financing activities	801,686	251,535
Effect of exchange rate changes on cash and cash equivalents	2,938	(1,977)
Net change in cash and cash equivalents	215,220	193,509
Cash and cash equivalents, beginning of period	361,486	197,662
Cash and cash equivalents, end of period	$576,706	$391,171
Supplemental cash flow information
Interest paid	$31,757	$20,291
Income taxes paid	$49,504	$33,013
Significant non-cash transactions
Increase in UNIK estimated earn out	$—	$198
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

2014 Amendment Agreement	Amendment and restatement agreement entered into on August 22, 2014, among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent
2014 Credit Agreement	Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of our subsidiaries, as borrowers, and WEX Card Holding Australia
Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. for fair value changes of derivative instruments, the amortization of purchased intangibles, the expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on the extinguishment of a portion of the tax receivable agreement, gain or losses on divestitures and adjustments attributable to non-controlling interests, as well as the related tax impacts of the adjustments

ASU 2014-08
Accounting Standards Update No. 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2014-15	Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Esso Card	ExxonMobil’s European commercial fleet card portfolio
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Pacific Pride	Pacific Pride Services, LLC, previously a wholly owned subsidiary, sold on July 29, 2014
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority owned subsidiary
WEX	WEX Inc.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not

include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2014.

Certain prior-year amounts have been reclassified to conform with the current year’s presentation. Specifically, UNIK debt previously included in Other liabilities was reclassified to Other debt on the condensed consolidated balance sheets.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, NOW deposits, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the condensed consolidated balance sheets.

2.	New Accounting Standards

In April 2014, the FASB issued ASU 2014-08. Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, these amendments expanded the disclosure requirements for discontinued operations that will provide financial statement users with more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014. In addition, early adoption is permitted and the Company has elected to adopt this standard as of April 1, 2014. The adoption of this standard update affects presentation only and, as such, is not expected to have a material impact on the Company's consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15 related to the disclosures regarding going concern. The new standard provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

3.	Business Acquisitions

Esso Card Program
During the fourth quarter of 2013, the Company announced that it plans to acquire the assets of ExxonMobil’s European commercial fuel card program through a majority owned subsidiary, WEX Europe Services Limited. The anticipated Esso Card program transaction is expected to close late in the fourth quarter of 2014 or in the first quarter of 2015. During the third quarter of 2014, the Company made an advance payment to ExxonMobil of approximately $80,000 for a portion of the acquisition consideration, per the terms of the purchase agreement. Of this amount, 25 percent of the total was paid by the minority shareholder.
Acquisition of Evolution1
On July 16, 2014, the Company acquired all of the outstanding stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry, for approximately $532,200 in cash. The transaction was financed through the Company’s cash on hand and existing credit facility. Evolution1 developed and operates an all-in-one, multi-tenant technology platform, card products, and mobile offering that supports a full range of healthcare account types. This includes consumer-directed payments for health savings accounts, health reimbursement arrangements, flexible spending accounts, voluntary employee beneficiary associations, and defined contribution and wellness programs. The Company acquired Evolution1 to advance the Company's capabilities in the healthcare market and enhance the Company's positioning and exposure to this growing market.
During the third quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Evolution1 acquisition. Based on such information, the Company recorded intangible assets and goodwill in accordance with the estimates described below. The Company is still reviewing the valuation of all assets and liabilities and has not finalized the purchase accounting.
The operations of Evolution1 contributed net revenues of approximately $16,540 and net losses of approximately $2,080 from July 16, 2014, through September 30, 2014, which includes finance costs. Evolution1 had previously recorded goodwill on its financial statements from prior acquisition, some of which is expected to be deductible for tax purposes. The Company has incurred $6,059 in acquisition costs. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash)	$532,174
Less:
Accounts receivable	8,417
Accounts payable	(174)
Deferred tax liabilities, net	(71,101)
Other tangible assets and liabilities, net	(3,736)
Acquired software(a)	70,000
Customer relationships(b)	211,000
Trademarks and trade name(c)	18,900
Recorded goodwill	$298,868

(a)	Weighted average life – 6.4 years.

(b)	Weighted average life – 9.7 years.

(c)	Weighted average life – 9.9 years.
The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s unaudited consolidated statements of operations as of the beginning of the fiscal periods ended:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$225,181	$207,905	$653,192	$589,123
Net income attributable to WEX Inc.	$69,889	$37,309	$141,206	$98,303
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$1.80	$0.96	$3.63	$2.52
Net income per share – diluted	$1.79	$0.95	$3.62	$2.51
The pro forma financial information assumes that the companies were combined as of January 1, 2013, and includes the business combination accounting impact from the acquisition, including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014 or fiscal year 2013.
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

4.	Sale of Subsidiary

On July 29, 2014, the Company sold its wholly owned subsidiary Pacific Pride for $48,230, subject to final working capital adjustments, which resulted in a pre-tax gain of $27,169. The transfer of the operations of Pacific Pride occurred on July 31, 2014. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride are not material to the Company's annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following is a summary of the allocation of the assets and liabilities sold:

Consideration received	$48,230
Less:
Expenses associated with the sale	1,340
Accounts receivable	47,586
Accounts payable	(53,001)
Other tangible assets and liabilities, net	828
Customer relationships	3,727
Trademarks and trade name	1,444
Goodwill	19,137
Gain on sale	$27,169

5.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer made up more than six percent of the outstanding receivables at September 30, 2014.
As of September 30, 2014, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of September 30, 2013, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Nine months ended September 30,
	2014	2013
Balance, beginning of period	$10,396	$11,709
Provision for credit losses	23,154	13,686
Charge-offs	(25,776)	(21,150)
Recoveries of amounts previously charged-off	5,730	5,031
Currency translation	(58)	(322)
Balance, end of period	$13,446	$8,954

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first nine months of 2014 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2014	$754,886	$82,514	$837,400
Impact of foreign currency translation	(3,276)	(1,114)	(4,390)
Acquisition of Evolution1	—	298,868	298,868
Sale of subsidiary	(19,137)	—	(19,137)
Gross goodwill, September 30, 2014	732,473	380,268	1,112,741
Accumulated impairment, September 30, 2014	(1,337)	(16,171)	(17,508)
Net goodwill, September 30, 2014	$731,136	$364,097	$1,095,233
As described in Note 3, the Company adjusted the amount of goodwill and intangible assets as of December 31, 2013 in the accompanying condensed consolidated balance sheet to account for the measurement period adjustments to the FastCred purchase price allocation.
The Company had no impairments to goodwill during the nine months ended September 30, 2014.
Other Intangible Assets
The changes in other intangible assets during the first nine months of 2014 were as follows:

	Net Carrying Amount, January 1, 2014	Acquisition	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, September 30, 2014
Definite-lived intangible assets
Acquired software	$61,590	$70,000	$(6,982)	$—	$(505)	$124,103
Customer relationships	127,403	211,000	(20,296)	(3,727)	(490)	313,890
Patent	1,672	—	(253)	—	(9)	1,410
Trade names	8,835	18,900	(884)	(1,444)	(108)	25,299
Indefinite-lived intangible assets
Trademarks and trade names	7,244	—	—	—	(86)	7,158
Total	$206,744	$299,900	$(28,415)	$(5,171)	$(1,198)	$471,860
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2014 and for each of the five succeeding fiscal years:

Remaining 2014	$12,220
2015	$46,847
2016	$45,172
2017	$44,313
2018	$41,330
2019	$38,384

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

 Other intangible assets, net consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software	$152,596	$(28,493)	$124,103	$83,844	$(22,254)	$61,590
Non-compete agreement	—	—	—	100	(100)	—
Customer relationships	393,269	(79,379)	313,890	197,424	(70,021)	127,403
Patent	2,886	(1,476)	1,410	2,935	(1,263)	1,672
Trademarks and trade names	27,445	(2,146)	25,299	10,112	(1,277)	8,835
	$576,196	$(111,494)	464,702	$294,415	$(94,915)	199,500
Indefinite-lived intangible assets
Trademarks and trade names			7,158			7,244
Total			$471,860			$206,744

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$74,443	$43,838	$154,318	$114,740
Weighted average common shares outstanding – Basic	38,867	38,978	38,896	38,934
Unvested restricted stock units	74	74	85	125
Stock options	20	29	23	43
Weighted average common shares outstanding – Diluted	38,961	39,081	39,004	39,102
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
Beginning in April 2014, the Company initiated a partial foreign exchange hedging program. The Company uses currency forward contracts to offset the foreign currency impact of balance sheet translation. These derivatives have one month terms. The gains or losses on the currency forward contracts are reported in earnings within the same unaudited condensed consolidated statement of income line as the impact of the foreign currency translation, net gains or losses on foreign currency translations.
Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company’s fuel price derivative instruments and foreign currency instruments do not qualify for hedge accounting treatment under the current accounting guidance, and therefore, no such hedging designation has been made.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings. As of September 30, 2014, the Company had the following put and call option contracts, which are not designated as hedging contracts and settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling October 2014 – March 2016	39,374
Fuel price derivative instruments – diesel
Option contracts settling October 2014 – March 2016	19,238
Total fuel price derivative instruments	58,612

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

The following table presents information on the location and amounts of derivative fair values in the condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$6,782	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$7,358
The following table presents information on the location and amounts of derivative gains and losses in the condensed consolidated statements of income:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended September 30,		Nine months ended September 30,
	Income on Derivative	2014	2013	2014	2013
Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$14,773	$(3,640)	$9,057	$(2,781)
Foreign exchange contracts	Net realized gain (loss) on currency forward contracts	8,177	$—	6,893	$—

9.	Financing and Other Debt
2014 Credit Agreement Amendment
On August 22, 2014, the Company, entered into the agreements described below to modify certain terms of its existing bank borrowing agreements in order to permit the additional financings and investments to facilitate the consummation of the Esso Card transaction.
Amendment and Restatement Agreement
On August 22, 2014, the Company entered into the "2014 Amendment Agreement." Pursuant to the Amendment Agreement, certain lenders party to the “2013 Credit Agreement”, consented to the amendment and restatement of the 2013 Credit Agreement in the form of the “2014 Credit Agreement.”
The 2014 Amendment Agreement (i) provides for a new tranche of term loans under the 2014 Credit Agreement in an aggregate principal amount equal to $222,500 on the terms and conditions set forth in the 2014 Credit Agreement, (ii) modifies certain of the negative covenants as described below in the description of the 2014 Credit Agreement and (iii) provides for the addition of Wright Express International Holdings Limited as a designated borrower, subject to specified conditions precedent.
Second Amended and Restated Credit Agreement
On August 22, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in an amount equal to $500,000 that matures on January 31, 2018, and a $700,000 secured revolving credit facility, with a $150,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans, that terminates on January 31, 2018.
The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increases the outstanding amount of the term loans from $277,500 to $500,000, and does not change the amount of the $700,000 revolving loan. A portion of the indebtedness owing under the 2014 Credit Agreement is the same indebtedness as formerly evidenced by the 2013 Credit Agreement.
Proceeds from the 2014 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
Amounts outstanding under the 2014 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2014 Credit Agreement, plus a margin of 1.25% to 2.75% based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America N.A., and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.25% to 1.75% based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20% to 0.45% based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2014 Credit Agreement.
The 2014 Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. The 2014 Credit Agreement also requires that the Company maintain at the end of each fiscal quarter the following financial ratios:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

•	a consolidated EBIT to consolidated interest charges ratio of no less than 3.00 to 1.00, measured quarterly; and

•
a consolidated funded indebtedness (excluding the amount of consolidated funded indebtedness due to permitted securitization transactions) to consolidated EBITDA ratio of no more than 3.25 to 1.00, measured quarterly.

The Company may elect to increase the permissible ratio under the latter financial covenant to 3.75 to 1.00 (for four fiscal quarters) or to 4.25 to 1.00 (for two fiscal quarters) in connection with certain acquisitions.
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
Other debt
UNIK debt
UNIK had approximately $9,662 of debt as of September 30, 2014, and $7,278 of debt as of December 31, 2013. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 14.5 percent as of September 30, 2014, and 15.8 percent as of December 31, 2013. This debt is classified in Other debt on the Company’s unaudited consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeds the lending limit. This participation agreement allows WEX Bank to fund the portion of the customer balance that exceeds the lending limit. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent.  The balance of the participation debt as of September 30, 2014, was $45,000, which is secured by a participation interest in the underlying customer receivable. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s unaudited consolidated balance sheets for the periods presented.

10.	Fair Value
The Company holds mortgage-backed securities, fixed income and equity securities, derivatives (see Note 8, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of September 30, 2014:

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$811	$—	$811	$—
Asset-backed securities	1,218	—	1,218	—
Municipal bonds	531	—	531	—
Equity securities	16,180	16,180	—	—
Total available-for-sale securities	$18,740	$16,180	$2,560	$—
Executive deferred compensation plan trust (a)	$5,608	$5,608	$—	$—
Fuel price derivatives – unleaded fuel (b)	$4,496	$—	$4,496	$—
Fuel price derivatives – diesel (b)	2,286	—	—	2,286
Total fuel price derivatives	$6,782	$—	$4,496	$2,286

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	September 30, 2014	September 30, 2013
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$(1,925)	$498
Total gains and (losses) – realized/unrealized
Included in earnings (a)	4,211	(1,015)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$2,286	$(517)

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended September 30, 2014 and 2013, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended:

	September 30, 2014	September 30, 2013
	Fuel Price Derivatives – Diesel	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(2,142)	$(313)	$(107)
Total (losses) and gains – realized/unrealized
Included in earnings (a)	4,428	(198)	(410)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	—	—
Transfers (in)/out of Level 3	—	511	—
Ending balance	$2,286	$—	$(517)

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the nine months ended September 30, 2014 and 2013, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income. Gains associated with contingent consideration, included in earnings for the nine months ended September 30, 2013, are reported in other expenses and loss of foreign currency transactions on the unaudited condensed consolidated statements of income.

$400 Million Notes outstanding
The Notes outstanding as of September 30, 2014, have a carrying value of $400,000 and fair value of $378,000. As of December 31, 2013, the carrying value of the $400,000 in Notes outstanding had a fair value of $365,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are based on current quoted market prices.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of September 30, 2014, are as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$2,286	Option model	Future retail price of diesel fuel after September 30, 2014	$3.67 – 3.85
Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the fourth quarter of 2014 through the first quarter of 2016. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
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

11.	Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income for the three month periods ended September 30, 2014 and 2013, is as follows:

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(207)	$6,344	$(222)	$(7,052)
Other comprehensive income (loss)	(26)	(30,854)	(73)	7,684
Ending balance	$(233)	$(24,510)	$(295)	$632

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

A reconciliation of accumulated other comprehensive income for the nine month periods ended September 30, 2014 and 2013, is as follows:

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(433)	$(15,062)	$197	$37,182
Other comprehensive (loss) income	200	(9,448)	(492)	(36,550)
Ending balance	$(233)	$(24,510)	$(295)	$632
No amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on net accumulated unrealized losses, as of September 30, 2014, was $943, and the total tax effect on net accumulated unrealized losses, as of September 30, 2013, was $300.

12.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. Redeemable non-controlling interest was measured at fair value at the date of acquisition. The redeemable non-controlling interest is reported on the Company’s unaudited condensed consolidated balance sheets as “Redeemable non-controlling interest."
A reconciliation of redeemable non-controlling interest for the three and nine month periods ended September 30, 2014 and September 30, 2013, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$19,732	$19,650	$18,729	$21,662
Net income (loss) attributable to non-controlling interest	218	(60)	(31)	(333)
Currency translation adjustment	(1,967)	172	(715)	(1,567)
Ending balance	$17,983	$19,762	$17,983	$19,762

On November 8, 2013, the Company announced that it plans to acquire the assets of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and nine month periods ended September 30, 2014 is as follows:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Balance, beginning of period	$859	$519
Non-controlling interest investment	20,234	21,267
Net loss attributable to non-controlling interest	(811)	(1,508)
Currency translation adjustment	(1,011)	(1,007)
Ending balance	$19,271	$19,271

13.	Income Taxes

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $7,087 at September 30, 2014, and $4,665 at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
During the third quarter of 2014, the Company completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in the Company's income tax provision. The Company has amended prior year tax returns as a result of this change in estimate which reduced the third quarter's tax expense by approximately $11,300. In addition, the current year to date tax provision was reduced by $1,700 as a result of the change in estimate which was also recorded in the third quarter.

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
The Company’s chief operating decision maker evaluates the operating results of the Company’s reportable segments based upon revenues and “adjusted net income,” which is defined by the Company as net income adjusted for fair value changes of derivative instruments, the amortization of purchased intangibles, expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, the gains on the extinguishment of a portion of the tax receivable agreement, gain or loss on divestitures and adjustments attributable to non-controlling interests.
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
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended September 30, 2014 and 2013:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended September 30, 2014
Fleet payment solutions	$144,497	$1,033	$6,412	$48,728
Other payment solutions	77,637	827	1,390	29,699
Total	$222,134	$1,860	$7,802	$78,427
Three months ended September 30, 2013
Fleet payment solutions	$136,874	$427	$5,767	$59,117
Other payment solutions	54,651	549	342	23,355
Total	$191,525	$976	$6,109	$82,472
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the nine months ended September 30, 2014 and 2013:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Nine months ended September 30, 2014
Fleet payment solutions	$425,760	$2,143	$19,225	$155,335
Other payment solutions	180,023	2,604	2,154	71,611
Total	$605,783	$4,747	$21,379	$226,946
Nine months ended September 30, 2013
Fleet payment solutions	$393,953	$1,392	$17,358	$164,832
Other payment solutions	141,227	1,813	1,346	48,080
Total	$535,180	$3,205	$18,704	$212,912
The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Adjusted pre-tax income before NCI	$78,427	$82,472	$226,946	$212,912
Unrealized gain (loss) on fuel price derivatives	16,213	(2,733)	14,140	1,234
Amortization of acquired intangible assets	(11,798)	(8,051)	(28,415)	(24,564)
Stock-based compensation	(4,549)	(2,494)	(10,089)	(6,882)
Deferred loan costs associated with the extinguishment of debt	—	—	—	(1,004)
Acquisition related expenses	(5,559)	—	(6,059)	—
Non-cash adjustments related to tax receivable agreement	(1,356)	150	(1,356)	150
Gain on divestiture	27,169	—	27,169	—
Other adjustments related to Fleet One acquisition	—	658	—	658
Income before income taxes	$98,547	$70,002	$222,336	$182,504
Beginning in the first half of 2014, adjusted pre-tax income before NCI excludes the expense of stock-based compensation and acquisition related expenses. For comparative purposes, adjusted pre-tax income before NCI for the prior periods has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. The Company believes this adjustment makes this non-GAAP measurement more comparable to its peers. In addition, in light of the recent sale of Pacific Pride Services LLC, the Company clarifies that the gain or loss associated with a divestiture will not be included in adjusted pre-tax income before NCI, which it believes is consistent with its practice of excluding other non-recurring items associated with strategic transactions.

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
The Company’s U.S. operations include WEX, Fleet One,WEX Bank, rapid! Paycard and Evolution1. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand and WEX Europe, located in England, and our majority equity positions in UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, located in the United Kingdom.

Summary
Below are selected items from the third quarter of 2014:

•
On July 16, 2014, we completed the acquisition of Evolution1 for $532.2 million, net of cash acquired. Evolution1 is a leader in cloud-based technology and payment solutions in the healthcare industry.

•
During the third quarter of 2014, we made an advance payment to ExxonMobil of approximately $80,000 for a portion of the acquisition consideration, per the terms of the purchase agreement. Of this amount, 25 percent of the total was paid by the minority shareholder.

•
On July 31, 2014, we sold our wholly owned subsidiary Pacific Pride for approximately $48.2 million, which resulted in a pre-tax gain of $27.2 million. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business.

•
On August 22, 2014 we entered into agreements to modify certain terms of our existing bank borrowing agreements in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso Card program transaction.

•
Payment solutions purchase volume grew by approximately $1.5 billion from the third quarter of 2013 to $5.5 billion for the third quarter of 2014, an increase of 38.6 percent, primarily driven by virtual card volume increases but also due to our acquisition of Evolution1.

•	Average number of vehicles serviced increased 5.6 percent from the third quarter of 2013 to approximately 8.0 million for the third quarter of 2014.

•
Total fuel transactions processed increased 1.9 percent from the third quarter of 2013 to 98.5 million for the third quarter of 2014. Total payment processing transactions in our Fleet Payment Solutions segment increased 5.0 percent to 80.4 million for the third quarter of 2014 as compared to the same quarter in 2013. Transaction processing transactions decreased 9.6 percent to 18.1 million for the third quarter of 2014, as compared to the same quarter in 2013, primarily due to the divestiture of Pacific Pride.

•
Average expenditure per payment processing transaction in our Fleet Payment Solutions segment decreased 0.4 percent to $85.12 for the third quarter of 2014, from $85.43 for the same period in the prior year. The average U.S. fuel price per gallon during the third quarter of 2014 was $3.61, a 2.4 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the third quarter of 2014 was $5.22, a 1.5 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Payment Solutions segment was $7.1 million during the third quarter of 2014, as compared to $5.0 million during the third quarter of 2013. Spend volume increased 4.6 percent in the third quarter of 2014, as compared to the same quarter last year and our credit losses were 10.4 basis points of fuel expenditures for the third quarter of 2014, as compared to 7.6 basis points of fuel expenditures for the same period last year.

•	Realized losses on our fuel price derivatives during the third quarter of 2014 were $1.4 million as compared to $0.9 million for the same period in the prior year.

•	Movements in the exchange rates associated with our foreign held currencies resulted in a loss of $7.6 million for the third quarter of 2014.

•
Our effective tax rate was 25.1 percent for the third quarter of 2014 as compared to 37.5 percent for the third quarter of 2013. During the third quarter of 2014, we completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in our income tax provision. We have amended prior year tax returns as a result of this change in estimate which reduced the third quarter's tax expense by approximately $11.3 million. In addition, the current year to date tax provision was reduced by $1.7 million as a result of the change in estimate which was also recorded in the third quarter. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$93,462	$91,273	$2,189	2%	$273,714	$262,889	$10,825	4%
Transaction processing revenue	4,212	5,044	(832)	(16)%	14,352	14,551	(199)	(1)%
Account servicing revenue	20,676	19,069	1,607	8%	60,143	56,247	3,896	7%
Finance fees	18,921	15,688	3,233	21%	53,902	42,669	11,233	26%
Other	7,226	5,800	1,426	25%	23,649	17,597	6,052	34%
Total revenues	144,497	136,874	7,623	6%	425,760	393,953	31,807	8%
Total operating expenses	65,732	78,483	(12,751)	(16)%	243,146	230,956	12,190	5%
Operating income	78,765	58,391	20,374	35%	182,614	162,997	19,617	12%
(Loss) gain on foreign currency transactions	(5,067)	558	(5,625)	(1,008)%	(4,038)	442	(4,480)	(1,014)%
Financing interest expense	(7,696)	(7,369)	(327)	4%	(22,328)	(22,076)	(252)	1%
Net realized and unrealized gains (losses) on derivative instruments (a)	14,773	(3,640)	18,413	(506)%	9,057	(2,781)	11,838	(426)%
Decrease in amount due under tax receivable agreement	(1,356)	150	(1,506)	(1,004)%	(1,356)	150	(1,506)	(1,004)%
Income before income taxes	$79,419	$48,090	$31,329	65%	$163,949	$138,732	$25,217	18%

Key operating statistics
Payment processing revenue:
Payment processing transactions	80,379	76,578	3,801	5%	232,096	219,117	12,979	6%
Average expenditure per payment processing transaction	$85.12	$85.43	$(0.31)	—%	$86.51	$86.18	$0.33	—%
Average price per gallon of fuel
Domestic – ($/gal)	$3.61	$3.70	$(0.09)	(2)%	$3.67	$3.72	$(0.05)	(1)%
Australia – ($/gal)	$5.22	$5.30	$(0.08)	(2)%	$5.33	$5.42	$(0.09)	(2)%
Transaction processing revenue:
Transaction processing transactions (b)	18,149	20,081	(1,932)	(10)%	57,585	58,554	(969)	(2)%
Account servicing revenue:
Average number of vehicles serviced	7,984	7,560	424	6%	7,899	7,490	409	5%
(a) Net realized and unrealized gains and losses on derivative instruments, are allocated solely to the Fleet Payment Solutions segment.
(b) As of July 31, 2014, excludes transactions from Pacific Pride LLC.

Revenues
Payment processing revenue increased $2.2 million for the third quarter of 2014 as compared to the third quarter of 2013, and $10.8 million for the first nine months of 2014 as compared to the same period in the prior year. These increases are primarily due to the organic growth of our domestic fleet business as our transaction volume increased 5 percent for the third quarter of 2014, and increased 6 percent for the first nine months of 2014, as compared to the same periods in 2013.
Our account servicing revenue increased $1.6 million for the third quarter of 2014 as compared to the same period in 2013, and $3.9 million for the first nine months of 2014 as compared to the same period in the prior year. These increases are primarily due to growth in our WEX Telematics business and number of fleet customers, as compared to the same period in the prior year.
Our finance fees revenue increased $3.2 million for the third quarter of 2014 as compared to the same period in 2013, and increased $11.2 million for the first nine months of 2014 as compared to the same period in the prior year. The increase for the third quarter is primarily due to additional factoring revenue and higher late fees associated with changes to our waiver practice. The increase for the first nine months of 2014, compared to the same period in the prior year, is primarily due to higher minimum late fees charged to customers for overdue balances as well as increases in revenue attributable to our factoring business. Minimum late fee charges were increased in the third quarter of 2013. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances.
Other revenue increased $1.4 million for the third quarter of 2014 as compared to the same period in 2013, and increased $6.1 million for the first nine months of 2014 as compared to the same period in the prior year. The increase in the third quarter is primarily due to international expansion of our fuel related products. The increase for the first nine months of 2014 is due to international expansion of our product lines as well as increases in our equipment sales due to customer upgrades of our equipment.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2014	September 30, 2013	Amount	Percent
Expense
Salary and other personnel	$40,834	$35,134	$5,700	16%
Service fees	$8,750	$7,919	$831	10%
Provision for credit losses	$7,140	$4,973	$2,167	44%
Depreciation, amortization and impairment	$13,308	$12,599	$709	6%
Other	$11,520	$8,518	$3,002	35%
Gain on sale of subsidiary	$(27,169)	$—	$(27,169)	—%
Changes in operating expenses for the third quarter of 2014, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $5.7 million for the third quarter of 2014 as compared to the same period last year. The increase is primarily due to an increase in headcount and stock-based incentive compensation expense to support our growing operations, including the build out of the organization to support our upcoming acquisition of the Esso Card program.
Service fees increased by $0.8 million for the third quarter of 2014 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the start up of our Esso Card program and the fees related to the increase in the number of WEX Telematics units being serviced.
Provision for credit losses increased by $2.2 million for the third quarter of 2014 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 10.4 basis points of fuel expenditures for the third quarter of 2014, compared to 7.6 basis points of fuel expenditures for the same period last year. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is a reflection of increased net charge-offs primarily due to bankruptcies, as compared to the same quarter last year.
Depreciation, amortization and impairment expenses increased $0.7 million for the third quarter of 2014 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to hardware that was recently placed in service in conjunction with our data center consolidation.
Other expenses increased $3.0 million for the third quarter of 2014 as compared to the same period in the prior year. This increase is due to an increase in expenses related to the consolidation of data centers and additional fees associated with the general growth of operations.
On July 31, 2014, we sold our wholly owned subsidiary Pacific Pride for a pre-tax gain of $27.2 million as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride are not material to our annual revenue, net income or earnings per share. Simultaneously with the sale, we entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. We do not view this divestiture as a strategic shift in our Fleet Payment Solution segment.
The following table compares selected expense line items within our Fleet Payment Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2014	September 30, 2013	Amount	Percent
Expense
Salary and other personnel	$113,177	$102,254	$10,923	11%
Service fees	$28,829	$22,063	$6,766	31%
Provision for credit losses	$22,364	$13,679	$8,685	63%
Technology leasing and support	$13,762	$12,116	$1,646	14%
Depreciation, amortization and impairment	$40,149	$38,090	$2,059	5%
Other	$33,820	$28,222	$5,598	20%
Cost of hardware and equipment sold	$5,031	$3,223	$1,808	56%
Gain on sale of subsidiary	$(27,169)	$—	$(27,169)	—%
Changes in operating expenses for the nine months of 2014, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $10.9 million for the first nine months of 2014 as compared to the same period last year. The increase is primarily due to an increase in headcount to support our growing operations, including the build out of the organization to support our upcoming acquisition of the Esso Card program, as well as an increase in stock-based incentive compensation expense.
Service fees increased by $6.8 million for the first nine months of 2014 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the start up of our Esso Card program and the fees related to the increase in the number of WEX Telematics units being serviced.
Provision for credit losses increased by $8.7 million for the first nine months of 2014 as compared to the same period in the prior year. Credit losses were 11.1 basis points of fuel expenditures for the first nine months of 2014, compared to 7.2 basis points of fuel expenditures for the same period last year. Beginning in the third quarter of 2013, we tested less restrictive credit standards for the approval of certain new customer applications and experienced an increase in delinquency rates during the first quarter of 2014. After monitoring the impact to our credit loss reserve, we returned to our prior stricter credit standards beginning in the second quarter of 2014. We also experienced an increase in a number of our low risk accounts that were in early stage delinquency. Because these are low risk accounts in early stage delinquencies, we do not expect there to be a significant impact in the fourth quarter. The expense we recognized for the first nine months of 2014 is the amount necessary to bring the reserve to its required level after net charge offs.

Technology leasing and support expenses increased $1.6 million for the nine months 2014 as compared to the same period in the prior year. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional fees associated with the general expansion of operations.

Depreciation, amortization and impairment expenses increased $2.1 million for the first nine months of 2014 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to hardware that was placed in service in conjunction with our data center consolidation.
Other expenses increased $5.6 million for the third quarter of 2014 as compared to the same period in the prior year. This increase is due to an increase in expenses related to the consolidation of data centers and additional fees associated with the general growth of operations.

Cost of hardware and equipment sold increased $1.8 million for the first nine months of 2014 as compared to the same period in the prior year. This increase is primarily related to increases in our equipment sales due to customer upgrades of our equipment as reflected in the increase in other revenue.
On July 31, 2014, we sold our wholly owned subsidiary Pacific Pride for a pre-tax gain of $27.2 million.
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2014	2013	2014	2013
Fuel price derivatives, at fair value, beginning of period	$(9,431)	$2,238	$(7,358)	$(1,729)
Net change in fair value	14,773	(3,640)	9,057	(2,781)
Cash payments on settlement	1,440	907	5,083	4,015
Fuel price derivatives, at fair value, end of period	$6,782	$(495)	$6,782	$(495)
Collar range:
Floor	$3.37	$3.47	$3.37	$3.44
Ceiling	$3.43	$3.53	$3.43	$3.50
Domestic average fuel price, beginning of period	$3.75	$3.61	$3.53	$3.49
Domestic average fuel price, end of period	$3.47	$3.66	$3.47	$3.66
Changes in fuel price derivatives for the three and nine months ended September 30, 2014, as compared to the corresponding periods a year ago, are attributable to the movements in fuel prices in the corresponding periods. As of September 30, 2014, the projected future price of fuel is below the average future floor price of our derivatives, resulting in a net asset on our unaudited condensed consolidated balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
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
Gain (loss) on foreign currency transactions
Movements in the exchange rates associated with our foreign held currencies resulted in a loss of $5.1 million for the third quarter of 2014 and a loss of $4.0 million for the nine months ended September 30, 2014, as compared to the same periods in the prior year.
Financing interest expense
Financing interest expense remained essentially flat for the third quarter of 2014 as compared to the third quarter of the prior year and for the first nine months of 2014, as compared to the first nine months of the prior year. On January 30, 2013, the Company issued $400 million of Notes with a 4.75% fixed rate. The proceeds of these Notes were primarily used to pay down borrowings under our existing credit agreement, which had a variable interest rate that was lower than the rate on the Notes at the time of repayment. As such, financing interest expense related to the Notes outstanding was higher for the first nine months of 2014 as compared to the same period in 2013. This increase in financing interest expense was offset by a $1.0 million write-off of deferred loan fees associated with the extinguishment of debt in the first quarter of 2013.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Revenues
Payment processing revenue	$48,078	$39,314	$8,764	22%	$120,127	$99,941	$20,186	20%
Transaction processing revenue	1,743	1,000	743	74%	5,090	3,763	1,327	35%
Account servicing revenue	12,845	3,092	9,753	315%	19,614	8,383	11,231	134%
Finance fees	1,247	1,618	(371)	(23)%	4,041	4,777	(736)	(15)%
Other	13,724	9,627	4,097	43%	31,151	24,363	6,788	28%
Total revenues	77,637	54,651	22,986	42%	180,023	141,227	38,796	27%
Total operating expenses	53,872	35,149	18,723	53%	118,241	98,720	19,521	20%
Operating income	23,765	19,502	4,263	22%	61,782	42,507	19,275	45%
(Loss) gain on foreign currency transactions	(2,493)	2,410	(4,903)	(203)%	(1,251)	1,266	(2,517)	(199)%
Financing interest expense	(2,144)	—	(2,144)	NM	(2,144)	(1)	(2,143)	NM
Income before income taxes	$19,128	$21,912	$(2,784)	(13)%	$58,387	$43,772	$14,615	33%

Key operating statistics
Payment processing revenue: (a)
Payment solutions purchase volume	$5,478	$3,954	$1,524	39%	$13,488	$9,771	$3,717	38%
NM - Not meaningful
(a) Excludes payment processing volume from rapid! Paycard and UNIK. As of July 16, 2014, includes interchange volume from Evolution1.
Revenues
Payment processing revenue increased $8.8 million for the third quarter of 2014 as compared to the same period in the prior year and increased $20.2 million for the first nine months of 2014 as compared to the same period in the prior year. The driver of the increases in the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to revenue associated with Evolution1, which was acquired in July of 2014. The increase during the first nine months of 2014 as compared to the same period in the prior year was partially due to the acquisition of Evolution1 and higher corporate charge card purchase volume from our virtual WEX Travel product. These increases were partially offset by a decrease in the virtual card net interchange rate of 15 basis points for the first nine months of 2014 as compared to the same period in the prior year, primarily due to decreases in customer specific incentives from our network provider. Lastly, on November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/VISA merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions was reduced by 10 basis points for a period of eight months, that began on July 29, 2013.
Account servicing revenue increased $9.8 million for the third quarter of 2014 as compared to the same period in the prior year and increased $11.2 million for the first nine months of 2014 as compared to the same period in the prior year. The increases are primarily due to revenue associated with Evolution1, which was acquired in July of 2014.
Other revenue for the third quarter of 2014 increased by approximately $4.1 million as compared to the same period in the prior year and increased $6.8 million for the first nine months of 2014, as compared to the same period in the prior year. These increases are primarily due to revenues associated with Evolution1, acquired in July of 2014, and changes in fees charged to customers in Brazil.

Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2014	September 30, 2013	Amount	Percent
Expense
Salary and other personnel	$14,558	$6,335	$8,223	130%
Service fees	$25,274	$21,434	$3,840	18%
Technology leasing and support & occupancy and equipment	$4,880	$2,763	$2,117	77%
Depreciation, amortization and impairment	$6,293	$1,561	$4,732	303%
Salary and other personnel expenses increased $8.2 million for the third quarter of 2014 as compared to the same period last year. The increase is primarily due to increased employee compensation expenses from the acquisition of Evolution1 in July of 2014.
Service fees increased $3.8 million for the third quarter of 2014 as compared to the same period last year. This increase is primarily due to Evolution1 acquisition expenses, partially offset by a decrease in cross-border fees as we use foreign bank accounts to limit these fees.
Technology leasing and support and occupancy and equipment expense collectively increased $2.1 million for the third quarter of 2014 as compared to the same period last year. This increase is primarily due to additional expenses from Evolution1.
Depreciation, amortization and impairment expenses increased $4.7 million for the third quarter of 2014 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.
The following table compares selected expense line items within our Other Payment Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2014	September 30, 2013	Amount	Percent
Expense
Salary and other personnel	$29,543	$19,939	$9,604	48%
Service fees	$59,331	$57,702	$1,629	3%
Provision for credit losses	$790	$7	$783	11,186%
Technology leasing and support & occupancy and equipment	$10,871	$8,498	$2,373	28%
Depreciation, amortization and impairment	$9,645	$5,178	$4,467	86%
Operating interest expense	$2,605	$1,813	$792	44%
Other	$6,400	$5,539	$861	16%
Salary and other personnel expenses increased $9.6 million for the first nine months of 2014 as compared to the same period last year. The increase is primarily due to increased employee incentive expenses.
Service fees expenses increased $1.6 million for the first nine months of 2014, as compared to the same period in the prior year. This increase is primarily due to Evolution1 acquisition expenses, an increase in professional service fees related to management initiatives to execute our global strategic growth plan and higher processing fees associated with an increase in purchase card volume. This increase is partially offset by a decrease in cross-border fees, as compared to the same period in the prior year.
The provision for credit loss expense increased $0.8 million during the first nine months of 2014, as compared to the same period in the prior year. The expense we recognized in each quarter is the amount necessary to bring the reserve to its required level after net charge offs.
Technology leasing and support and occupancy and equipment expenses collectively increased $2.4 million for the third quarter of 2014 as compared to the same period last year. This increase is primarily due to additional expenses from Evolution1.

Depreciation, amortization and impairment expenses increased $4.5 million for the first nine months of 2014 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.
Operating interest expense increased $0.8 million for the first nine months of 2014, as compared to the same period in the prior year. The increase is due to increased operating debt at our UNIK operations.
Other expenses increased $0.9 million during the first nine months of 2014, as compared to the same period in the prior year. This change is primarily due to an increase in other non-income taxes.
Gain (loss) on foreign currency transactions
During 2013, in order to reduce fees resulting from cross-border transactions, WEX Bank established cash accounts outside of the United States and settled certain transactions in foreign currencies. Changes in these foreign currencies due to exchange rates result in gains or losses which are reflected in our statements of income. Changes in exchange rates resulted in a $2.5 million loss for the third quarter of 2014 and a $1.3 million loss for the first nine months of 2014.
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
Financing interest expense
Financing interest expense increased $2.1 million for the third quarter of 2014 as compared to the third quarter of the prior year and for the first nine months of 2014, as compared to the first nine months of the prior year. The increase is due to additional borrows associated with the purchase of Evolution1, in July of 2014.

Non-GAAP financials measures
In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures, such as adjusted net income, that are not prepared in accordance with GAAP, or non-GAAP financial measures. Although adjusted net income is not calculated in accordance with GAAP, this measure is integral to our reporting and planning processes. We consider this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that our management excludes in evaluating our performance. Specifically, in addition to evaluating our performance on a GAAP basis, management evaluates our performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on fuel price related derivative instruments helps management identify and assess trends in our underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel price derivative contracts.

•	The non-cash, mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
The amortization of purchased intangibles, deferred loan costs associated with the extinguishment of debt, acquisition related expenses and adjustments attributable to non-controlling interests have no significant impact on the ongoing operations of the business.

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

•
The gain or loss from a divestiture is considered unrelated to the continuing operations of the Company because it is not indicative of the impact of the divestiture on the ongoing operations of the business.

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
Beginning this year, adjusted net income attributable to WEX Inc. excludes the expense of stock-based compensation and acquisition related expenses. For comparative purposes, adjusted net income attributable to WEX Inc. for the prior period has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. We believe these adjustments make this non-GAAP measurement more comparable to our peers. In addition, in light of the recent sale of Pacific Pride Services LLC, we have clarified that the gain or loss associated with a divestiture will not be included in adjusted net income attributable to WEX Inc., which we believe is consistent with our practice of excluding other non-recurring items associated with strategic transactions.
The following table reconciles adjusted net income to net earnings attributable to WEX Inc.:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Adjusted net income attributable to WEX Inc.	$60,717	$52,011	$156,378	$134,164
Unrealized gain (loss) on fuel price derivatives	16,213	(2,733)	14,140	1,234
Amortization of acquired intangible assets	(11,798)	(8,051)	(28,415)	(24,564)
Stock-based compensation	(4,549)	(2,494)	(10,089)	(6,882)
Deferred loan costs associated with the extinguishment of debt	—	—	—	(1,004)
Non-cash adjustments related to tax receivable agreement	(1,356)	150	(1,356)	150
Gain on divestiture	27,169	—	27,169	—
Other adjustments related to Fleet One acquisition	—	658	—	658
Acquisition related expenses	(5,559)	—	(6,059)	—
ANI adjustments attributable to non-controlling interests	505	313	1,013	971
Tax impact	(6,899)	3,984	1,537	10,013
Net earnings attributable to WEX Inc.	$74,443	$43,838	$154,318	$114,740
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
The table below summarizes our cash activities:

(in thousands)	Nine months ended September 30,
	2014	2013
Net cash used for operating activities	$(2,639)	$(25,288)
Net cash used for investing activities	(586,765)	(30,761)
Net cash provided by financing activities	801,686	251,535
WEX Bank issued certificates of deposit in various maturities ranging between four weeks and two years and with fixed interest rates ranging from 0.30 percent to 0.80 percent as of September 30, 2014. As of September 30, 2014, we had approximately $421.7 million of certificates of deposit outstanding, compared to $232.6 million of certificates of deposits outstanding as of September 30, 2013. Certificates of deposit are subject to regulatory capital requirements.
As of September 30, 2014, we had approximately $321.6 million of interest-bearing money market deposits with a weighted average interest rate of 0.23 percent, compared to $222.1 million of interest-bearing money market deposits at September 30, 2013, with a weighted average interest rate of 0.26 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of September 30, 2014, we had $702.4 million of non-interest bearing NOW account deposits and $23.1 million of non-interest bearing customer deposits outstanding. As of September 30,

2013, we had $685.1 million of non-interest bearing NOW account deposits and $18.4 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both September 30, 2014 and 2013, we had no outstanding balance on our federal funds line of credit. As of September 30, 2014 we had $125.0 million of available credit and at September 30, 2013 we had $140.0 million of available credit.
We added $39.4 million in capital additions during the first nine months of 2014, primarily related to the development of internal-use software and for the consolidation of our data centers. We expect total capital expenditures for 2014 to be approximately $50 to $55 million.
We purchased $19.8 million in treasury shares during the first nine months of 2014.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first nine months of 2014 increased $215.2 million, deposits increased by $379.8 million and our financing debt increased by $398.8 million. Our accounts receivable increased $389.3 million and our accounts payable increased $201.5 million, primarily due to volume increases.
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. As of September 30, 2014, approximately 96 percent of the outstanding balance of $2.0 billion, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due. As of September 30, 2013, approximately 96 percent of the outstanding balance of $1.9 billion, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
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
On July 16, 2014, the Company completed the acquisition of the stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry for approximately $532.2 million in cash. The transaction was financed through the Company’s cash on hand and existing credit facility.
On July 17, 2014, we announced the execution of the definitive purchase and sale agreement relating to the previously announced proposed acquisition of the Esso Card program through a majority owned subsidiary, WEX Europe Services Limited. In addition, all necessary regulatory approvals have been received and the employee information and consultation processes have been cleared. The transaction is expected to close in late 2014 or early 2015. During the third quarter of 2014, the Company made an approximately $80.0 million advance payment to ExxonMobil for a portion of the acquisition consideration, per the terms of the purchase agreement, financed through the Company’s existing credit facility. Of this amount, 25 percent of the total was paid by the minority shareholder.
The cash paid for the acquisition was classified as investing activities on the unaudited condensed consolidated statements of cash flow for the current year. We anticipate that we will pay approximately an additional $300.0 million when the transaction closes.

On July 29, 2014, the Company signed an agreement to sell its wholly owned subsidiary Pacific Pride for $48.2 million, which represents an approximate pre-tax gain of $27.2 million. The transfer of the operations of Pacific Pride occurred on July 31, 2014.
On August 22, 2014 we entered into the 2014 Amendment Agreement and the 2014 Credit Agreement, to modify certain terms of out existing bank borrowing agreements in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso Card transaction. The amendments provided for a new tranche of term loans in an aggregate principal amount equal to $222.5 million for a total term loan facility of $500 million, a $700 million secured revolving credit facility with a $150 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that either mature or terminate on January 31, 2018.
As of September 30, 2014, we have approximately 3.3 years left on our $700 million revolving credit facility and have $190.7 million of borrowings against it. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $493.1 million at September 30, 2014 and $285.0 million at December 31, 2013. As of September 30, 2014, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 225 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 225 basis points or (b) the prime rate plus 125 basis points.
We increased our overall financing debt (2013 Credit Agreement and Notes) by $398.8 million during the first nine months of 2014 with a balance outstanding of $1.1 billion as of September 30, 2014.
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $7.1 million as of September 30, 2014. We currently do not plan to repatriate these earnings. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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
On September 13, 2013, our Board of Directors authorized a new share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases.
As of September 30, 2014, we have approximately $39.2 million in cash located in our foreign entities, outside of the United States.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. As of September 30, 2014, we had posted letters of credit totaling $21.6 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three and nine months ended September 30, 2014, and September 30, 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	—	$—	211.0	$19,765	240.3	$17,911

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2014. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, 2007, we announced a share repurchase program authorizing the purchase of up to $75 million of our common stock over a 24 month period. In July 2008, our Board of Directors approved an increase of $75 million to the share repurchase authorization. In addition, our Board of Directors then extended the share repurchase program through July 25, 2013. We were authorized to purchase, in total, up to $150 million of our common stock. Share repurchases were to be made on the open market and could be commenced or suspended at any time. This extended share repurchase program expired on July 25, 2013. On September 13, 2013, we announced a new share repurchase program authorizing the purchase of up to $150.0 million worth of our common stock from time to time until September 30, 2017.

We did not purchase shares of our common stock during the third quarter of 2014. The approximate dollar value of shares that were available to be purchased under the plans or programs was $130.2 million as of September 30, 2014.

Item 6. Exhibits.

The exhibit index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

October 30, 2014	By:	/s/ Steven A. Elder
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
Second Amended and Restated Credit Agreement dated as of August 22, 2014 among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and The Other Lenders

*	10.2	Amendment and Restatement Agreement dated as of August 22, 2014 by and among WEX Inc., as the Company, and the Lenders party thereto, and Bank of America, N.A., as Administrative Agent
*	10.3	Amended and Restated Guaranty, dated as of August 22, 2014, between WEX Inc. and Bank of America, N.A., as administrative agent
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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