Form 10-K
period 2014-12-31
WEX Inc.
filed 2015-02-26
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,024,001,857 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 38,796,120 shares of the registrant’s common stock outstanding as of February 20, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2015 Proxy Statement specifically incorporated herein by reference, the 2015 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, and the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns, payments, transaction processing activity and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standard; breaches of the Company’s technology systems and any resulting negative impact on our reputation, or liabilities, or loss of relationships with customers or merchants; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding notes on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Our Company
WEX Inc. is a leading provider of corporate payment solutions. WEX Inc. began operations in 1983 as a Maine corporation and was acquired in February 1996 by an entity that subsequently merged with HFS Incorporated to form Cendant Corporation in December 1997. In June 1999, our predecessor, Wright Express, was sold to Avis Group Holdings, Inc., which was acquired by Cendant Corporation in March 2001. In anticipation of our initial public offering, the Company’s operations were transferred to a Delaware LLC, which was converted into a Delaware corporation in 2005 in conjunction with our initial public offering. For over the past 30 years, we have expanded the scope of our business from a fleet payment provider into a multi-channel provider of corporate payment solutions.
WEX Inc. has been publicly traded since February 16, 2005 (NYSE:WEX) and currently operates in two business segments: Fleet Payment Solutions and Other Payment Solutions. Our business model enables us to provide exceptional payment security and control across a wide spectrum of payment sectors. The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. During the year ended December 31, 2014, Fleet Payment Solutions revenue represented approximately 69 percent of our total revenue. As of December 31, 2014, the Fleet Payment Solutions segment services over 9.2 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. With the acquisition of ExxonMobil’s European commercial fleet card portfolio ("Esso portfolio in Europe") in December 2014, WEX fleet cards are now accepted at all ExxonMobil stations throughout Europe. The Other Payment Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Other Payment Solutions revenue, which represented approximately 31 percent of our total revenue during the year ended December 31, 2014, is generated primarily in two markets, travel and healthcare. The Other Payment Solutions segment has operations in North America, Europe, Australia and Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, FleetOne and Evolution1. Our international operations include our wholly-owned subsidiaries, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Europe Limited, formerly CorporatePay Limited, a majority equity position in UNIK S.A., a Brazil-based company, and a majority equity position in WEX Europe Services Limited and its subsidiaries.
Prior to our initial public offering in 2005, the Company’s growth had primarily been organic. Our growth in the past several years has been supplemented by acquisitions. Our recent acquisitions include:

•
On December 1, 2014, our majority owned subsidiary, WEX Europe Services Limited, acquired the assets of ExxonMobil's European commercial fuel card program, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•	On July 16, 2014, we acquired Evolution1, a leading provider of payment solutions within the healthcare industry.

•	On October 15, 2013, our majority owned subsidiary UNIK S.A., acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil.

•	On October 4, 2012, we acquired FleetOne, a provider of fleet cards and fleet-related payment solutions to the over-the-road segment of the fleet market.

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

In addition to the transactions described above, on July 29, 2014, we sold our wholly-owned subsidiary Pacific Pride for $49.7 million, which resulted in a pre-tax gain of $27.5 million. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The Company has entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations.
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, subject to a working capital adjustment, which resulted in an estimated pre-tax gain of approximately $4.0 million. Our primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, we divested the operations of rapid! PayCard. The operations of rapid! PayCard were not material to our annual revenue, net income or earnings per share.

WEX Bank, a Utah industrial bank incorporated in 1998, is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. WEX Bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. WEX Bank is required to maintain elements of independence from the rest of our business to comply with its charter and applicable banking regulations, and is required to file separate financial statements with the FDIC. The activities performed by WEX Bank are integrated into the operations of both of the Company’s segments. The functions performed at WEX Bank contribute to the operations of both of WEX’s segments by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable both segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank.
Competitive Strengths
We believe the following strengths distinguish us from our competitors:

•
Our closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” as we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management estimates to provide coverage to over 90 percent of fuel locations in each of the U.S. and Australia, as well as wide acceptance in Canada and Brazil. This provides our customers with the convenience of broad acceptance.

•
Our purchase of ExxonMobil's commercial fuel card program and the establishment of a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future Esso portfolio in Europe, provides us with a strong foundation in the large European fleet market.

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This allows us to improve purchase controls at the point of sale and to refine the information reporting we provide to our fleet customers and customers of our strategic relationships.

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

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 9.2 million vehicles serviced as of December 31, 2014 and co-branded strategic relationships with six of the largest U.S. fleet management companies and with numerous oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 98 percent (based on the 2014 rate of voluntary customer attrition).

•
Our proprietary closed-loop network is a significant barrier to entry because a competitor would need to establish a direct relationship with each of the merchants that comprise the network in order to create a similar network.

•
Our entrance into the over-the-road segment of the market, as bolstered by the acquisition of FleetOne in 2012, enhances our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale.

•
Our virtual payment products offer corporate customers enhanced security and control for complex payment needs. Our strategic relationships include three of the largest U.S. based online travel agencies, and our operations in the United Kingdom provide corporate payment solutions to the travel and healthcare industries. We continue to expand our online travel payment solution capabilities and geographies, which currently include the United States, Asia-Pacific, South America and Europe. We settle transactions in 17 different currencies.

•
The demand for our payment processing, account servicing and transaction processing services combined with significant operating leverage has historically driven strong revenue growth with consistently high margins. We have an extensive history of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our growth in transaction volume. Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification.

•
We have an enterprise-wide risk management program that helps us to effectively address inherent risks related to funding and liquidity, fuel price volatility, our extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We typically use fuel price derivatives to manage a portion of our U.S. fuel-price related earnings exposure, although this program was recently suspended due to unusually low prices in the commodities market, as described below under “Fuel Price Derivatives.” We have historically maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base, for which customer payment is typically due within 30 days. Our credit risk management program is enhanced by our proprietary scoring model, reducing credit lines and early suspension policy. As of December 31, 2014, 94 percent of accounts receivables were less than 30 days past due and 98 percent were less than 60 days past due. Interest rate risk is managed through diversified funding sources at WEX Bank with significant non-interest bearing liabilities and merchant contracts that include some ability to raise rates if interest rates rise.

•
We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue to successfully implement our growth strategy and capture operating efficiencies.

Strategy

As we cultivate our Company’s path forward, the following are our three key priorities:

•
Position the Company to accelerate growth organically and through mergers and acquisitions.  We intend to continue to grow our business organically through the use of our various marketing channels, leveraging our competitive advantages and continuing to explore new strategies that bring innovative new products to market. The Company’s merger and acquisition strategy is focused on creating and enhancing scale in our business and adding product differentiation and functionality that improves our offering, primarily in the fleet, travel and healthcare markets.

•
Focus on further globalizing our business by making targeted investments. Investments are core to achieving our growth objectives over the near and long term. An example of this is our recent acquisition of the Esso commercial fuel card portfolio in Europe. We are continuing to invest in our issuing and settlement capabilities internationally for virtual payments, specifically to service online travel agencies.

•	Drive scale across the organization. We will operate with systemic efficiency by allocating and optimizing resources to drive strong results and volume across market segments.

FLEET PAYMENT SOLUTIONS SEGMENT
Overview
The Fleet Payment Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 9.2 million vehicles as of December 31, 2014, using our fleet payment solutions to purchase fuel and maintenance services. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a unique financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the U.S. and Australia, and wide site acceptance domestically and abroad.

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
The following illustrates our proprietary closed-loop network:
Payment processing transactions represent a majority of the revenue stream in the Fleet Payment Solutions segment. In a payment processing transaction, we extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. Revenue from our Esso portfolio in Europe is derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. We collect the total purchase price from the fleet customer, normally within 30 days from the billing date.
The following illustration depicts our business process for a typical payment processing transaction:

ACTION	RELATED REVENUE STREAMS
1. Driver inserts card Purchase Controls/Data Capture	
2. Transaction approved by WEX	
3. WEX pays merchant in 10 days	Payment processing revenue (fee withheld from Merchant)
4. WEX receives payment in 30 days Credit management/Bank Funding	Finance fee income (for late payments)
5. Cost savings for fleet Information management	Transaction, account and other servicing fees

Products and Services
Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Additionally, our payment processing revenue related to the Esso portfolio in Europe is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets. In 2014, we processed approximately 311 million payment processing transactions, compared to 292 million payment processing transactions in 2013.
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

Information Management
We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers, through our website, can access their account information, including account history and recent transactions, and download the related details. In addition, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.
Marketing Channels
We market our fleet products and services directly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. Our direct line of business services 3.7 million vehicles.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. Our co-branded marketing channel services 2.0 million vehicles.
Our private label programs market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Our private label marketing channel services 3.5 million vehicles.
Fuel Price Derivatives
Management estimates that approximately 37 percent of our company-wide revenue in 2014 resulted from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Accordingly, this revenue is impacted by fuel prices. To address fluctuations in fuel prices, we have typically hedged approximately 60 percent of our U.S. fuel-price related earnings exposure to improve the management of potential cash flow volatility created by changes in U.S. fuel prices and to enhance the visibility and predictability of our anticipated future cash flows. These fuel price derivatives are typically purchased quarterly, on a rolling basis, to cover 60 percent of our U.S. fuel-price related earnings exposure, with 20 percent being purchased in each quarterly period, until 60 percent has been reached.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. If executed, these purchases would have hedged an additional 20 percent of the anticipated quarterly exposure to earnings for the fourth quarter of 2015 and first quarter of 2016, and 20 percent of the anticipated quarterly exposure to earnings in the second quarter of 2016. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.
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
The following table presents information about the options as of December 31, 2014. The approximate percentage of hedged fuel price-sensitive earnings exposure includes the earnings from our U.S. operations only.

	Q1	Q2	Q3	Q4	Q1
	2015	2015	2015	2015	2016
Average low end of range of fuel prices per gallon	$3.34	$3.37	$3.35	$3.33	$3.28
Average top end of range of fuel prices per gallon	$3.40	$3.43	$3.41	$3.39	$3.34
Approximate % of exposure locked in	60%	60%	60%	40%	20%

OTHER PAYMENT SOLUTIONS SEGMENT
Overview
Our Other Payment Solutions segment is comprised of our virtual, healthcare, paycard and prepaid products with which we provide innovative corporate purchasing and payment capabilities that can be integrated with our customers’ internal systems to streamline their payroll, employee benefit, accounts payable and reconciliation processes.
Products and Services
The Other Payment Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our product suite includes virtual, healthcare, paycard and prepaid products.
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
With our healthcare payment product, we provide payments in the complex healthcare payments market. We partner with health plans, third-party administrators, financial institutions, payroll companies and software providers to provide a software as a service product to companies' healthcare benefits programs and to administer flexible spending, health saving and reimbursement accounts, as well as other healthcare related benefits. Revenue is generated by monthly fees to partners and interchange fees from spending on customer debit cards. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
Our paycard products are offered through our 51 percent controlling interest in UNIK S.A., a provider of employee benefit cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors. Our prepaid and gift card products are offered through WEX Prepaid Card Australia to companies throughout Australia. These products provide secure payment and financial management solutions with single card options, access to open or closed loop redemption, load limits and variable expirations.

The following illustration depicts our business process for a typical virtual card product transaction:
 1  Guest books a hotel through a travel website owned by an online travel company
 2  Online travel company reserves room at hotel through reservation system. A WEX virtual card number is used to reserve the room.
 3  Upon checkout, hotel authorizes WEX virtual card number. The WEX virtual card restricts charge to predetermined cost of room, incidental expenses are paid for by guest.
 4  Online travel company pays WEX. WEX provides consolidated payment process to multiple hotel franchises. WEX earns fee by retaining percentage of payment made to online travel company reimbursement.

Marketing Channels
We market our Other Payment Solutions segment products and services directly to new and existing customers. Our products are marketed to commercial and government organizations and we use existing open-loop networks.

OTHER ITEMS
Employees
As of December 31, 2014, WEX Inc. and its subsidiaries had 2,004 employees, of which 1,427 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils.
Competition
We have a strong competitive position in our Fleet Payment Solutions and Other Payment Solutions segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in both of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the local fleet category of our Fleet Payment Solutions segment and in the corporate purchase card category of our Other Payment Solutions segment. We also compete with other healthcare payment service providers.
The most significant competitive factors include the breadth of features offered, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more difficult for us to maintain profit margins at historical levels.”
Seasonality
Our businesses are affected by seasonal variations. For example fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our healthcare vertical, as the spend is correlated to customers' insurance deductibles with typically higher spend in the early part of the year until employees meet their deductibles.
Technology
We believe that investment in technology is a crucial step in maintaining and enhancing our competitive position in the marketplace. Our data center network and infrastructure is supported by highly-secure data centers, with redundant locations. Our data centers in the United States are located in South Portland, Maine and Aurora, Colorado. We also have data centers and infrastructure located in various locations throughout Europe, Australia, New Zealand and Brazil.
In the United States, our fleet fuel-based closed-loop proprietary software captures detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a more secure environment than an open-loop network typically allows. Our virtual card open-loop network uses internally developed software and third-party processors. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. At our Evolution1 subsidiary, we maintain a fully integrated multi-account payment platform, including a mobile application. In Australia, New Zealand, Brazil and the United Kingdom, we use standalone platforms to support operations.
Our secure networks are designed to isolate our databases from unauthorized access. We use security protocols among all applications, and our employees access critical components on a need-only basis. As of December 31, 2014, we have not experienced any significant incidents in network, application or data security. We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers. We continue to invest in our infrastructure. During 2013 and 2014, we spent over $15 million to enhance our data center network and infrastructure.
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

Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into confidentiality, professional services and/or license agreements with our consultants and corporate partners and control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX, FleetOne, Benny, 1Cloud, 1Direct, 1Pay, 1Mobile, 1Plan and 1View brand names in the U.S., the Motorpass and Motorcharge brand names in Australia and the UNIK S.A. and FastCred brand names in Brazil.
Regulation - United States
The Company and its affiliates are subject to certain state and federal laws and regulations governing insured depository institutions and their affiliates. WEX Bank is subject to supervision and examination by both the Utah Department of Financial Institutions and the FDIC. The Company and its affiliates are subject to certain limitations on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.
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
Restrictions on intercompany borrowings and transactions
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright bar on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. The applicable rules also require that the Company engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.
The Consumer Financial Protection Bureau
The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") to regulate the offering of consumer financial products or services under the federal consumer financial laws. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service. The CFPB has broad rulemaking authority for a wide range of consumer protection laws. The legislation also gives the state attorneys general the ability to enforce applicable federal consumer protection laws.
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
Under the Financial Services Modernization Act of 1999, also referred to as the “Gramm-Leach-Bliley Act" (or “GLBA”), the Company and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. However, this requirement does not generally apply to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. The GLBA also requires the Company and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms their information sharing practices. If the Company and WEX Bank intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, they must provide customers with a notice and a reasonable period of time for each consumer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, the Company and WEX Bank must monitor and comply with such laws in the conduct of its business.
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

Regulation - Healthcare
The federal and state governments in the U.S. continue to enact and seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as "Health Care Reform") mandates broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, many issues remain uncertain.
In connection with the processing data, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the Gramm-Leach-Bliley Act, and similar state and federal laws governing the collection, use, protection and disclosure of nonpublic personally identifiable information.

HIPAA and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, specifically, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH, through its implementing regulations, subjects us to privacy and security standards.

In addition to federal data privacy and security laws and regulations, we are subject to state laws governing confidentiality and security of personally identifiable information that are applicable to our business.

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
Europe
The Company’s European operations, including our operations which service the ESSO portfolio in Europe, are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing payment services, data protection and information security, consumer credit and anti-money laundering.
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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 - Note 22 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Ethics are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s website.
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
As of December 31, 2014, management estimates approximately 37 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, part of our revenue is dependent on fuel prices, which are prone to volatility. For example, we estimate that during 2014, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $0.9 million decline in 2014 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. In addition, the suspension of our fuel price hedging program could increase the impact of future fuel price declines if such declines occur before the hedging program is reinstated.
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
Because a significant portion of our revenues are subject to fuel price volatility, at times we utilize fuel price sensitive derivative instruments to manage our exposure to this volatility in North America by seeking to limit fluctuations in our cash flows. For a more detailed discussion of these derivative instruments see our “Fuel Price Derivatives” discussion in Item 1. Business. These instruments may expose us to the risk of financial loss if, for example, we unwind our position before the expiration of the contract or there is a significant change in fuel prices. The success of our fuel price derivatives program depends upon, among other things, our ability to forecast the amount of fuel purchased by fleets using our services in the U.S. and the percentage based fee we will earn from merchants. To the extent our forecasts are inaccurate these derivative contracts may be inadequate to protect us against significant changes in fuel prices or over-expose us to fuel price volatility. Realized and unrealized gains and losses on these contracts are recorded each quarter to reflect changes in the market value of the underlying contracts. As a result, our quarterly net income may be prone to significant volatility.
In the fourth quarter of 2014 we suspended our fuel price hedging program. Consequently, our net income in future quarters will be increasingly exposed to fuel price volatility until the program is reinstated.
If we fail to adequately assess and monitor credit risks of our customers, we could experience an increase in credit loss.
We are subject to the credit risk of our customers, many of which are small-to mid-sized businesses. We use various formulas and models to screen potential customers and establish appropriate credit limits, but these formulas and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit losses on the income statement could be significantly higher.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include, but are not limited to, the Australian dollar, the Euro, British Pound sterling, New Zealand dollar and Brazilian Real. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded on the consolidated statements of income.
Therefore, increases or decreases in the value of the U.S. dollar against other major currencies that we use to conduct our business will affect our revenues, operating income and the value of balance sheet items denominated in those currencies. While we seek to manage the risk that is generated by our operations, primarily through the use of foreign currency derivatives, we cannot ensure that fluctuations in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, will not materially affect our financial results.
Our exposure to counterparty risk could create an adverse effect on our financial condition.
We engage in a number of transactions where counterparty risk is a relevant factor, including transactions with customers, derivatives counterparties and those businesses we work with to provide services, among others. These risks are dependent upon market conditions and also the real and perceived viability of the counterparty. The failure or perceived weakness of any of our counterparties has the potential to expose us to risk of loss in certain situations. Certain contracts and arrangements that we enter into with counterparties may provide us with indemnification clauses to protect us from financial loss. If the counterparty fails to, or is unable to fulfill these indemnification clauses, we may incur losses as well as harm to our reputation.
The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions require federal agencies to adopt implementing regulations which have not been completed and because many of its provisions are being phased in over time. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. For example, the Dodd-Frank Act provides the Commodity Futures Trading Commission, or CFTC, with broad authority to adopt combined position limits for futures contracts and over-the-counter derivatives, and on November 5, 2013 the CFTC proposed rules addressing such limits. The rules, if enacted in their proposed form, may require us to change our fuel price hedging practices to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty.

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
We had $1,301.6 million of fixed and variable interest rate indebtedness outstanding at December 31, 2014, consisting of $400.0 million of borrowings under our bond facility at a fixed rate of 4.750% and $901.6 million of borrowings under our credit facility that bore interest at floating rates. An increase in interest rates would increase the cost of borrowing under our credit facility.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit, interest-bearing money-market deposits and NOW account deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary, and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2014, WEX Bank had outstanding $261.5 million in certificates of deposit maturing within one year, $34.5 million in certificates of deposit maturing within one to two years, and $330.7 million in interest-bearing money market deposits. Also at December 31, 2014, WEX Bank had $314.6 million of NOW account deposits outstanding, which are currently non-interest bearing.
We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations under our 4.750% senior notes, due 2023, or the Notes.
On August 22, 2014, the Company entered in to a Second Amended and Restated agreement, or the 2014 Credit Agreement, modifying certain terms of the existing 2013 Amended and Restated Credit Agreement, or the 2013 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in an amount equal to $500 million that matures on January 31, 2018, and a $700 million secured revolving credit facility, with a $150 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on January 31, 2018. In addition to the 2014 Credit Agreement, our indebtedness consists of the Notes, deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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
There can be no assurance that we will be able to meet our indebtedness obligations, including any of our obligations under the Notes. In addition, we may need to incur substantial additional indebtedness in the future to fund our operations or certain strategic objectives. However, we may not be able to obtain the additional financing necessary for these purposes.
In addition, under the 2014 Credit Agreement, we are required to remain in compliance with a consolidated EBIT to consolidated interest charges ratio of no less than 3.00 to 1.00, measured quarterly; and a consolidated funded indebtedness (excluding the amount of consolidated funded indebtedness due to permitted securitization transactions) to consolidated EBITDA ratio of no more than 3.25 to 1.00, measured quarterly. The Company may elect to increase the permissible ratio under the latter financial covenant to 3.75 to 1.00 (for four fiscal quarters) or to 4.25 to 1.00 (for two fiscal quarters) in connection with certain acquisitions. In connection with acquisition of the Esso portfolio in Europe, the Company has elected to increase the permissible ratio under the latter financial covenant to 4.25 to 1.00.
Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2014 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which could trigger a default under the notes and would jeopardize our ability to continue our current operations.
Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.
Subject to restrictions in our 2014 Credit Agreement, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, we have the ability to borrow additional funds under our 2014 Credit Agreement, including compliance with the covenants in our 2014 Credit Agreement.
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
We cannot assure that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2014 Credit Agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Decreased demand for fuel and other vehicle products and services could harm our business and results of operations.
Demand for fuel and other vehicle products and services may be reduced by factors that are beyond our control, such as the implementation of fuel efficiency standards and the development by vehicle manufacturers and adoption by our fleet customers of vehicles with greater fuel efficiency or alternative fuel sources. To the extent that our customers require less fuel, that decline in purchase volume could reduce our revenues, limiting our profitability and preventing us from taking on other initiatives.
Our business is dependent on several key strategic relationships, the loss of which could adversely affect our results of operations.
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 18 percent of our total revenues in 2014. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of relationships cease to exist. Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. In addition, as of December 31, 2014, we had $314.6 million of NOW account deposits outstanding with a single program. If that relationship terminated, we would need to seek additional sources of funding or further utilize other existing sources of funding. There could be no assurance that we would be able to find new or use existing sources of funding on terms acceptable to us. If we were unable to secure such funding, our results of operations could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.
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
A portion of our revenue in Europe is derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. As a result, a contraction in these differences would reduce revenues and could adversely affect our operating results.

Revenue from our Esso portfolio in Europe is derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. Accordingly, we generate less revenue, which could adversely affect our operating results.
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
We conduct operations in North America, South America, Asia Pacific and Europe. As part of our business strategy and growth plan, we plan to further expand internationally. Expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from U.S. operations and otherwise harm our business. In addition, there are many barriers to competing successfully in the international market, including:

•	fluctuation in foreign currencies;

•	changes in the relations between the United States and foreign countries;

•	actions of foreign or United States governmental authorities affecting trade and foreign investment;

•	increased infrastructure costs including complex legal, tax, accounting and information technology laws and treaties;

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
Our industry is subject to substantial regulation both domestically and internationally. There are often new regulatory efforts which could result in significant constraints and may impact our operations. These existing and emerging regulations can make the expansion of our business very difficult and negatively impact our revenue. Among the regulations that impact us or could impact us are those governing: interchange rates; interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing regulations; compliance obligations; data security and data breach requirements; identity theft avoidance programs; health care mandates; and, anti-money laundering compliance programs. We also often must obtain permission to conduct business in new locations from government regulators. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could negatively impact our operations and financial condition and results of operations and further increase compliance costs and limit our ability to expand to new markets.
We also conduct business with other highly regulated businesses such as banks, payment card issuers and health insurance providers. There continue to be significant potential reforms that could negatively affect their businesses, ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business.

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
The healthcare industry, which is a new market for us, changes often and technology-enabled services used by consumers is relatively new and unproven. If our platform is not successfully implemented, our growth may be limited.
The market for technology-enabled services for healthcare consumers changes rapidly and new products and services are consistently being introduced. Opportunities to gain market share are challenging due to the resources of our existing and potential competitors. It is uncertain whether this market will continue to grow. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile versions of our proprietary technology platform. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
Based on our experiences, consumers are still learnings about HSAs and other similar tax-advantaged healthcare savings arrangements. The willingness of consumers to increase their use of technology platforms to manage their healthcare saving and spending tax advantaged benefits will impact our operating results.
The acquisition of the Esso portfolio in Europe may have a significant impact on our business and results of operation.
In November 2013 we announced our plans to acquire the assets of ExxonMobil's’ European commercial card program. The transaction subsequently closed on December 1, 2014. We expect to continue to make sizable investments to integrate the Esso Card into our operations and systems. If we fail to complete the work necessary to support the integration, we may face project management and execution risks and may take longer than expected to realize a return from this investment. This work may also impact our existing operations as resources are utilized to support the Esso Card integration and maintain the projected schedule.
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
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2014, we have determined that the fair value of the goodwill and other indefinite-lived intangible assets are greater than their carrying values, thus no impairment charge was recorded. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.

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
WEX Bank meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. WEX Bank’s failure to qualify for this exemption would cause us to become subject to regulation under the Bank Holding Company Act. This would require us to divest WEX Bank or become a Bank Holding Company and to possibly cease certain activities which may be impermissible for a Bank Holding Company. Failure to qualify for this exemption could thus have an adverse effect on our revenue and business.
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

WEX Bank must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness. To pay any dividend, WEX Bank must maintain adequate capital above regulatory guidelines. Accordingly, WEX Bank may be unable to make any of its cash or other assets available to us, including to service our indebtedness.
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
Actions by a deposit program partner of our industrial bank subsidiary could subject WEX Bank to liability and regulatory action.
Based on recent regulatory action against another financial institution that utilizes the services of one of our deposit program partners in a similar manner to us, we believe that the FDIC could bring an action against WEX Bank alleging violations. WEX Bank could be financially penalized by regulatory authorities in connection with such fee practices. Although our program partner has contractually indemnified WEX Bank for possible restitution paid to customers enrolled in the deposit program, if the program partners' financial condition deteriorates, they may be unable to honor that indemnification obligation. Moreover, there is no indemnification for regulatory fines and penalties.
We are subject to limitations on transactions with our industrial bank subsidiary, which may limit our ability to engage in transactions with and obtain credit from our industrial bank.
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
We may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
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

Furthermore, as we have increased the number of platforms as well as the size of our networks and information systems, our reliance on these technologies have become increasingly important to our operating activities. The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. Shutdowns may be caused by unexpected catastrophic events such as natural disasters or other unforeseen events, such as software or hardware defects or cyber-attacks by groups or individuals.
Under the GLBA, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
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
We are subject to both the FCPA and the UKBA, as we own subsidiaries organized under UK law, which serve as a holding company for other subsidiaries. While the FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, the UKBA is broader in its reach and prohibits bribery in purely commercial contexts. Any violation of the FCPA, the UKBA or similar laws and regulations could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. The possibility of violations of the FCPA, UKBA or similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
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
As owners of a Utah industrial bank, we are subject to Utah banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of Utah banking authorities. Federal law also prohibits a person or group of persons from acquiring “control” of us unless the FDIC has been notified and has not objected to the transaction. Under the FDIC’s regulations, the acquisition of 10 percent or more of a class of our voting stock would generally create a rebuttable presumption of control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our leased properties as of December 31, 2014:

Property location	Square footage	Purpose of leased property
South Portland, Maine	157,500	Corporate headquarters, operations center and warehouse
Midvale, Utah	11,500	Bank operations and call center
Louisville, Kentucky	5,400	Fleet fuel operations
Nashville, Tennessee	66,800	FleetOne operations
Tampa, Florida	5,300	rapid! PayCard operations
Melbourne, Australia	14,000	Australia Fuel operations
Perth, Australia	2,000	Australia Fuel operations
Auckland, New Zealand	31,200	International Fuel operations
São Paulo, Brazil	15,000	International Fuel operations
London, England	9,000	European Fuel operations
Crewe, England	7,400	European Fuel operations
Woking, England	7,400	European Fuel operations
Hamburg, Germany	7,500	European Fuel operations
Oslo, Norway	3,600	European Fuel operations
Aubervilliers, France	10,400	European Fuel operations
Rome, Italy	4,300	European Fuel operations
Fargo, North Dakota	31,000	Evolution1 operations
Edina, Minnesota	21,000	Evolution1 operations
St. Louis, Missouri	3,650	Evolution1 operations
Simsbury, Connecticut	18,000	Evolution1 operations
Additional financial information about our leased facilities appears in Item 8 – Note 18 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2014. From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We do not believe the outcome of any of pending litigation will have a material adverse effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WEX. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low
2013
First quarter	$80.52	$70.50
Second quarter	$80.72	$66.43
Third quarter	$91.84	$76.85
Fourth quarter	$101.58	$83.66
2014
First quarter	$99.24	$78.78
Second quarter	$106.27	$86.17
Third quarter	$118.30	$101.55
Fourth quarter	$119.11	$93.32

As of February 20, 2015, the closing price of our common stock was $104.98 per share, there were 38,796,120 shares of our common stock outstanding and there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of 2.50:1.00 for the most recent period of four fiscal quarters.
Share Repurchases

We used $19.8 million during 2014 to repurchase shares of our common stock. We did not purchase shares of our common stock during the fourth quarter of 2014. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $130.2 million as of December 31, 2014.
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

	December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Income statement information, for the year ended
Total revenues	$817,647	$717,463	$623,151	$553,076	$390,406
Total operating expenses	$511,409	$440,724	$401,532	$319,752	$239,697
Financing interest expense	$36,042	$29,419	$10,433	$11,676	$5,314
Net realized and unrealized gains (losses) on fuel price derivatives	$46,212	$(9,851)	$(12,365)	$(11,869)	$(7,244)
Net earnings attributable to WEX Inc.	$202,211	$149,208	$96,922	$133,622	$87,629
Basic earnings per share	$5.20	$3.83	$2.50	$3.45	$2.28
Weighted average basic shares of common stock outstanding	38,890	38,946	38,840	38,686	38,486
Balance sheet information, at end of period
Total assets	$4,118,347	$3,433,043	$3,131,865	$2,278,060	$2,097,951
Liabilities and stockholders’ equity
All liabilities except preferred stock	$3,024,036	$2,511,017	$2,292,272	$1,568,745	$1,538,944
Redeemable non-controlling interest	16,590	18,729	21,662	—	—
Total stockholders’ equity	1,077,721	903,297	817,931	709,315	559,007
Total liabilities and stockholders’ equity	$4,118,347	$3,433,043	$3,131,865	$2,278,060	$2,097,951

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 and financial condition at December 31, 2014 and 2013 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

The acronyms and abbreviations identified below are used in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 8. "Financial Statements and Supplementary Data." The following is provided to aid the reader and provide a reference when reviewing the consolidated financial statements.

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
2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of our subsidiaries, as borrowers, and WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders.

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

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2014-15	Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
ASU 2015-01	Accounting Standards Update No. 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
Company	WEX Inc. and all entities included in the consolidated financial statements
Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority owned subsidiary
WEX	WEX Inc.

2014 Highlights and Year in Review

WEX stands as a premier global payments solution provider in the corporate payments market. Our opportunities for growth extend well beyond the fleet fuel market, and in particular to the online travel and healthcare payments market. Building on a leading market position in our core fleet business, we continue to expand our company.

Our strategic approach to entering new markets is focused on three steps:

•	Identify complicated markets facing complex challenges and inefficiencies,

•	Develop products and services that address these unmet market needs, and,

•	Operate with systemic efficiency through scale and cost management.
We have a proven model in the fleet space where we have developed a leading market position and a strong margin profile. We have done the same in the online travel industry where we continue to grow the business and create scale on a global basis. WEX is a leader in global virtual payments in the travel space. Building upon our experience in the corporate payment market, we have acquired Evolution1, a leader in payment solutions in the healthcare industry.
The following events and accomplishments occurred during 2014:

•
On July 16, 2014, we completed the acquisition of Evolution1 for $532.2 million, net of cash acquired. Evolution1 developed and operates an all-in-one, multi-tenant technology platform, card products, and mobile offering that support a full range of healthcare account types. This includes consumer-directed payments for health savings accounts, health reimbursement arrangements, flexible spending accounts, voluntary employee beneficiary associations, and defined contribution and wellness programs. The Company acquired Evolution1 to enhance the Company's capabilities and positioning in the growing healthcare market.

•
On July 29, 2014, we sold our wholly owned subsidiary Pacific Pride for approximately $49.7 million, which resulted in a pre-tax gain of $27.5 million. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride are not material to the Company's annual revenue, net income or earnings per share. The Company has entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

•
On August 22, 2014, we entered into agreements to modify certain terms of our existing bank borrowing agreements in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso portfolio in Europe transaction.

•
On December 1, 2014, WEX acquired the assets of ExxonMobil's European Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. Under the terms of the transaction, we purchased ExxonMobil’s commercial fleet fuel card program which included operations, funding, pricing, sales and marketing in nine countries in Europe for approximately $378.5 million in aggregate consideration. During the third quarter of 2014, an advance payment was made to ExxonMobil of approximately $80.0 million for a portion of the acquisition consideration, per the terms of the purchase agreement. As part of this transaction, both parties agreed to enter into a long term supply agreement to serve the current and future Esso Card customers and to grow the business. As a result of this transaction, we are making investments relating to the integration of operations and systems. It is anticipated that these investments will continue to occur into 2015, and are expected to impact 2015 earnings by $11 to $14 million of after-tax losses related to the Esso portfolio in Europe.

•	We purchased approximately 200,000 shares of our common stock for $19.8 million during the first half of 2014.
Our Company's management believes the following metrics were important to our overall performance in 2014:

•
Total fleet transactions processed increased 4 percent from 2013 to 385.4 million in 2014. Payment processing transactions increased 7 percent from 2013 to 311.3 million in 2014, and transaction processing transactions decreased 6 percent from 2013 to 74.1 million in 2014.

•
Our payment solutions purchase volume grew to $18.0 billion in 2014, a 38 percent increase from 2013. This increase is primarily due to our single use account product used for online travel-related purchases.

•
Domestic fuel prices averaged $3.55 per gallon during 2014, down from an average of $3.67 per gallon during 2013. Australian fuel prices decreased 5 percent in 2014 as compared to 2013, to U.S. $5.14 per gallon. As of December 31, 2014, the average price of domestic fuel was $2.59 per gallon. Although we have partially hedged against the impact of domestic fuel price fluctuations on our earnings, if prices remain low, our future revenue and earnings will be negatively impacted.

•
In the second half of 2014 we experienced fluctuations in foreign currency exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Furthermore, the recent addition of the Esso portfolio has increased this type of exposure. Movements in the foreign currency exchange rates resulted in a pre-tax loss of $13 million during 2014, as compared to a pre-tax gain of $1 million during 2013.

•
Our effective tax rate was 33.7 percent for 2014 as compared to 37.8 percent for 2013. During the third quarter of 2014, we completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in our income tax provision. We amended prior year tax returns as a result of this change in estimate which reduced the third quarter's tax expense by approximately $11.3 million. In addition, the current year to date tax provision was reduced by $2.4 million as a result of the change in estimate. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Recent Events

•
On January 7, 2015, we sold our operations of rapid! PayCard for $20 million, subject to a working capital adjustment, which resulted in an estimated pre-tax gain of approximately $4 million. Our primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, we divested the operations of rapid! PayCard. The operations of rapid! PayCard were not material to our annual revenue, net income or earnings per share.

Results of Operations
YEAR ENDED DECEMBER 31, 2014, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013
FLEET PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	2014	2013	Increase (decrease)
Revenues
Payment processing revenue	$357,050	$348,291	3%
Transaction processing revenue	18,448	19,444	(5)%
Account servicing revenue	81,217	75,123	8%
Finance fees	75,703	59,520	27%
Other	29,751	25,046	19%
Total revenues	562,169	527,424	7%
Total operating expenses	341,734	314,313	9%
Operating income	220,435	213,111	3%
Financing interest expense	(31,213)	(29,419)	6%
(Loss) gain on foreign currency transactions	(2,647)	263	NM
Net realized and unrealized gains (losses) on domestic fuel price derivative instruments	46,212	(9,851)	NM
Increase in amount due under tax receivable agreement	(1,331)	(33)	NM
Income before income taxes	$231,456	$174,071	33%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	311,291	292,079	7%
Average expenditure per payment processing transaction	$84.00	$85.58	(2)%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.55	$3.67	(3)%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.14	$5.39	(5)%
Transaction processing revenue:
Transaction processing transactions	74,092	78,501	(6)%
Account servicing revenue:
Average number of vehicles serviced during the year	8,045	7,538	7%
NM - Not Meaningful
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the Esso portfolio in Europe.

Revenues
Payment processing revenue increased $8.8 million for 2014, as compared to 2013. This increase is primarily due to the organic growth of our domestic fleet business as our transaction volume increased 7% in 2014 from 2013, as well as an increase due to the Esso portfolio acquisition in Europe. Reducing the overall increase was a 3 percent decrease in the average domestic price per gallon of fuel in 2014, as compared to 2013.
Account servicing revenue increased $6.1 million for 2014, as compared to 2013. This increase is primarily due to growth in our WEX Telematics business and the number of fleet customers, as compared to the prior year.
Our finance fees increased $16.2 million for 2014, as compared to 2013. Minimum late fee charges were increased in the third quarter of 2013. Payments for customer receivables, or trade receivables, are due within thirty days or less. Late fee revenue, which is included in finance fees, is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances. The change in 2014 is primarily due to (i) an increase in the minimum late fee charges, (ii) an increase in factoring revenue and (iii) higher accounts receivable balances, as a result of higher transaction volumes.

Other revenue increased $4.7 million for 2014 as compared to 2013. The increase is primarily due to increases in our equipment sales due to customer upgrades of our equipment as well as international expansion of our fuel related products.
Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Expense
Salary and other personnel	$154,481	$137,669	12%
Service fees	$40,945	$31,563	30%
Provision for credit losses	$30,696	$19,726	56%
Technology leasing and support	$18,532	$15,384	20%
Depreciation, amortization and impairments	$54,726	$51,437	6%
Other	$27,639	$20,481	35%
Gain on sale of subsidiary	$(27,490)	$—	—%

•
Salary and other personnel expenses increased $16.8 million for 2014, as compared to 2013. The increase is primarily due to an increase in headcount to support our growing operations, primarily related to the acquisition of the Esso portfolio in Europe, as well as an increase in stock-based incentive compensation expense.

•
Service fees increased $9.4 million during 2014, as compared to 2013. Service fees increased compared to the prior year primarily due to expenses associated with the acquisition and integration of the Esso portfolio in Europe and the fees related to the increase in the number of WEX Telematics units being serviced.

•
Provision for credit losses increased $11.0 million for 2014, as compared to 2013. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend increased to 11.7 basis points as compared to 7.9 basis points for 2013. Beginning in the third quarter of 2013, we tested less restrictive credit standards for the approval of certain new customer applications and experienced an increase in delinquency rates during the first quarter of 2014. After monitoring the impact to our credit loss reserve, we returned to our prior stricter credit standards beginning in the second quarter of 2014. We also experienced an increase in a number of our low risk accounts that were in early stage delinquency. The expense we recognized in 2014 is the amount necessary to bring the reserve to its required level after net charge offs.

•
Technology leasing and support expenses increased $3.1 million in 2014, as compared to 2013. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional fees associated with the general expansion of operations.

•
Depreciation, amortization and impairments expenses increased $3.3 million in 2014, as compared to 2013. This increase is primarily related to hardware that was placed in service in conjunction with our data center consolidation as well as an increase in depreciation and amortization expense related to the acquisition of the Esso portfolio in Europe.

•
Other expenses increased $7.2 million in 2014, as compared to 2013. This increase is due to an increase in expenses related to the consolidation of data centers and additional fees associated with the general growth of operations.

•
On July 29, 2014, we sold our wholly-owned subsidiary Pacific Pride for a pre-tax gain of $27.5 million as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to our annual revenue, net income or earnings per share.

Financing interest expense
Financing interest expense is related to our credit agreements. Interest expense associated with the Fleet Payment Solutions segment for 2014 increased $1.8 million from 2013. On January 30, 2013, we issued $400 million of Notes with a 4.75% fixed rate. The proceeds of these Notes were primarily used to pay down borrowings under our 2013 Credit Agreement. Additionally, on August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increases the outstanding amount of the term loans from $277,500 to $500,000, and accordingly, financing interest expense related to the term loan outstanding was higher for 2014 as compared to 2013. These increases in financing interest expense were offset by a $1.0 million write-off of deferred loan fees associated with the extinguishment of debt in the first quarter of 2013.
Gain (loss) on foreign currency transactions
In the second half of 2014 we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Furthermore, the recent addition of the Esso portfolio has increased this type of exposure. These fluctuations in exchange rates resulted in a loss of $2.6 million in 2014 as compared to a gain of $0.3 million in 2013.
Fuel price derivatives
We own fuel price sensitive derivative instruments that we purchase on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. During 2014 we recorded a gain of $46.2 million, consisting of an unrealized gain of $48.3 million and a realized loss of $2.1 million. During 2013 we recorded a loss of $9.9 million, consisting of a realized loss of $4.2 million and an unrealized loss of $5.6 million. These gains and losses were due to the overall change in the current and future price of fuel relative to our hedged fuel prices. During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market.
Esso portfolio in Europe
On December 1, 2014, we acquired the assets of ExxonMobil's European commercial fuel card program through our majority owned subsidiary, WEX Europe Services Limited. As a result of this transaction, we are making investments relating to the integration of operations and systems. It is anticipated that these investments will continue to occur into 2015, and are expected to impact 2015 earnings by a $11 to $14 million after-tax loss.

OTHER PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Revenues
Payment processing revenue	$162,937	$133,615	22%
Transaction processing revenue	7,190	5,627	28%
Account servicing revenue	34,292	11,883	189%
Finance fees	5,180	6,368	(19)%
Other	45,879	32,546	41%
Total revenues	255,478	190,039	34%
Total operating expenses	169,675	126,411	34%
Operating income	85,803	63,628	35%
Finance interest expense	(4,829)	—	—%
(Loss) gain on foreign currency transactions	(10,791)	701	NM
Income before income taxes	$70,183	$64,329	9%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$17,988,282	$13,057,666	38%
 NM - Not Meaningful
Payment processing revenue increased approximately $29.3 million for 2014, as compared to 2013. The primary driver of the increase in payment processing revenue is due to the acquisition of Evolution1 and higher corporate charge card purchase volume from our virtual WEX Travel product, which grew by approximately $4.9 billion in 2014 compared to 2013. These increases were partially offset by a decrease in the virtual card net interchange rate of 14 basis points in 2014 as compared to 2013, primarily due to decreases in customer specific incentives from our network provider. Lastly, on November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/Visa merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions was reduced by 10 basis points for a period of eight months, that began on July 29, 2013. This resulted in a revenue reduction of approximately $3.6 million in the second half of 2013 and a revenue reduction of approximately $1.9 million in the first quarter of 2014.
Account servicing revenue increased approximately $22.4 million for 2014, as compared to 2013. The increases are primarily due to revenue associated with Evolution1.
Other revenue increased $13.3 million for 2014 as compared to 2013. These increases are primarily due to revenues associated with Evolution1, and changes in fees charged to customers in Brazil.

Expenses
The following table compares selected expense line items within our Other Payment Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Expense
Salary and other personnel	$46,328	$26,852	73%
Service fees	$79,931	$71,865	11%
Provision for credit losses	$1,448	$474	205%
Technology leasing and support & occupancy and equipment	$12,049	$8,833	36%
Depreciation, amortization and impairments	$15,654	$6,771	131%
Operating interest expense	$3,527	$1,802	96%

•	Salary and other personnel expenses increased $19.5 million in 2014, as compared to 2013. The increase is primarily due to salary expense at Evolution1, which was acquired in July of 2014.

•
Service fees increased by $8.1 million in 2014, as compared to 2013. This increase is primarily due to Evolution1 acquisition expenses, an increase in professional service fees related to management initiatives to execute our global strategic growth plan and higher processing fees associated with an increase in purchase card volume. This increase is partially offset by a decrease in cross-border fees, as compared to the same period in the prior year.

•
Provision for credit losses increased $1.0 million in 2014, as compared to 2013, primarily due to higher purchase volumes. The expense we recognized each year is the amount necessary to bring the reserve to its required level after net charge offs.

•	Technology leasing and support and occupancy and equipment expenses increased $3.2 million in 2014, as compared to 2013. This increase is primarily due to additional expenses related to Evolution1.

•
Depreciation, amortization and impairment expenses increased $8.9 million in 2014, as compared to 2013. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.

•
Operating interest expense increased $1.7 million in 2014, as compared to 2013. The increase is due to increased operating debt at our UNIK operations as well as an increase in expenses related to our international OTA solutions offerings.

Financing interest expense
Financing interest expense is related to our credit agreements. The $4.8 million in financing interest expense in 2014 was associated with the debt incurred to purchase Evolution1. There was no financing interest expense for the Other Payment Solution segment in 2013.
Gain (loss) on foreign currency transactions
In the second half of 2014 we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $10.8 million in 2014 as compared to a gain of $0.7 million in 2013.

YEAR ENDED DECEMBER 31, 2013, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012
FLEET PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	2013	2012	Increase (decrease)
Revenues
Payment processing revenue	$348,291	$316,480	10%
Transaction processing revenue	19,444	16,943	15%
Account servicing revenue	75,123	66,842	12%
Finance fees	59,520	49,977	19%
Other	25,046	20,349	23%
Total revenues	527,424	470,591	12%
Total operating expenses	314,313	274,236	15%
Operating income	213,111	196,355	9%
Financing interest expense	(29,419)	(10,433)	182%
Gain (loss) on foreign currency transactions	263	(395)	(167)%
Net realized and unrealized losses on domestic fuel price derivative instruments	(9,851)	(12,365)	(20)%
Decrease in tax refund due to former shareholder of RD Card Holdings in Australia	—	6,968	(100)%
Increase in amount due under tax receivable agreement	(33)	(2,089)	(98)%
Income before income taxes	$174,071	$178,041	(2)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	292,079	260,714	12%
Average expenditure per payment processing transaction	$85.58	$77.78	10%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.67	$3.73	(2)%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.39	$5.66	(5)%
Transaction processing revenue:
Transaction processing transactions	78,501	77,279	2%
Account servicing revenue:
Average number of vehicles serviced during the year	7,538	6,969	8%

Revenues
Payment processing revenue increased $31.8 million for 2013, as compared to 2012. This increase is primarily due to the organic growth from our domestic fleet business and the acquisition of FleetOne during the fourth quarter of 2012. Reducing the overall increase was a 2 percent decrease in the average domestic price per gallon of fuel, as compared to 2012.
Transaction processing revenue increased $2.5 million for 2013, as compared to 2012. This increase is primarily due to network fees at FleetOne, which was acquired during the fourth quarter of 2012.
Account servicing revenue increased $8.3 million for 2013, as compared to 2012. This increase is primarily due to the acquisition of FleetOne during the fourth quarter of 2012 as well as an increase in WEX Telematics units service revenue.
Our finance fees increased $9.5 million for 2013, as compared to 2012. With the acquisition of FleetOne during the fourth quarter of 2012, its factoring revenue has been included in finance fee revenue as well as the late fee revenue historically reported by the Company. The increase in finance fees is primarily due to factoring revenue at FleetOne for 2013. The change in late fee revenue in 2013 is primarily due to the addition of (i) factoring revenue and (ii) higher accounts receivable balances, as a result of higher transaction volumes, resulting in an increase of approximately $3.3 million over 2012.

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

•
Salary and other personnel expenses increased $31.1 million for 2013, as compared to 2012. The increase is primarily due to additional employees from ongoing operations and from our acquisition of FleetOne, at the beginning of the fourth quarter of 2012.

•
Service fees decreased $1.1 million during 2013, as compared to 2012. The decrease is primarily due to higher acquisition related expenses in 2012. This decrease is partially offset by higher fees associated with an increase in the numbers of WEX Telematics units, as compared to 2012, as well as a full year of fees incurred at FleetOne.

•
Provision for credit losses decreased $0.5 million for 2013, as compared to 2012. Our credit losses as a percentage of customers' spend decreased to 7.9 basis points as compared to 10.0 basis points for 2012. This decrease is primarily associated with lower net charge offs as compared to 2012.

•
Technology leasing and support expenses increased $3.9 million for 2013, as compared to 2012. The increase is primarily the result of additional software maintenance costs associated with new license agreements.

•
Depreciation, amortization and impairments expenses decreased $1.1 million for 2013, as compared to 2012. During 2012, we incurred an $8.9 million write-off of the internally developed software for our over-the-road product. The write-off was a consequence of our decision to utilize the software acquired with the acquisition of FleetOne as the processing platform for our over-the-road product. Offsetting this decrease was additional amortization associated with the intangible assets related to the acquisition of FleetOne, acquired at the beginning of the fourth quarter of 2012.

Financing interest expense is related to our credit agreements. Interest expense for 2013 increased $19.0 million from 2012, due to higher interest rates on our financing debt associated with our $400 million 4.750% fixed rate Notes outstanding issued on January 30, 2013. The proceeds of these Notes were primarily used to pay down borrowings under our 2011 Credit Agreement, which had a variable interest rate that was lower at the time of repayment. Financing interest expense in 2013 includes a $1 million write-off of deferred loan fees associated with the extinguishment of debt. The 2012 financing interest expense includes approximately $0.7 million in unamortized loan costs that was expensed at the time the 2007 credit facility was replaced.
Fuel price derivatives
During 2013 we recorded a loss of $9.9 million, consisting of a realized loss of $4.2 million and an unrealized loss of $5.6 million. During 2012 we recorded a loss of $12.4 million, consisting of a realized loss of $10.7 million and an unrealized loss of $1.7 million. These losses are due to the overall increase in the price of fuel relative to our hedged fuel prices.

OTHER PAYMENT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

(in thousands)	2013	2012	Increase (decrease)
Revenues
Payment processing revenue	$133,615	$101,482	32%
Transaction processing revenue	5,627	7,420	(24)%
Account servicing revenue	11,883	6,518	82%
Finance fees	6,368	2,330	173%
Other	32,546	34,810	(7)%
Total revenues	190,039	152,560	25%
Total operating expenses	126,411	127,296	(1)%
Operating income	63,628	25,264	152%
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	—	2,782	(100)%
Gain on foreign currency transactions	701	96	630%
Income before income taxes	$64,329	$28,142	129%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$13,057,666	$10,688,775	22%

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
Other revenue decreased $2.3 million for 2013 as compared to 2012, primarily due to the decrease of cross-border fees from the prior year as we process these transaction with local accounts. As a result of this decrease, our associated service fees have also decreased.
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

•	Provision for credit losses decreased $1.9 million for 2013, as compared to 2012. The decrease is primarily due to a bankruptcy of one customer during 2012.

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

Non-GAAP financials measures
In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures, such as Adjusted Net Income, that are not prepared in accordance with GAAP, or non-GAAP financial measures. Although Adjusted Net Income is not calculated in accordance with GAAP, this measure is integral to our reporting and planning processes. We consider this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that our management excludes in evaluating our performance. Specifically, in addition to evaluating our performance on a GAAP basis, management evaluates our performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on fuel-price related derivative instruments helps management identify and assess trends in our underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel-price related derivative contracts.

•
The non-cash, mark-to-market adjustments on fuel-price related derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
The amortization of purchased intangibles, deferred loan costs associated with the extinguishment of debt, acquisition related expenses, non-cash adjustments related to our tax receivable agreement and adjustments attributable to non-controlling interest have no significant impact on the ongoing operations of our business.

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

•	The gain or loss from a divestiture is not indicative of the performance of the ongoing operations of our business.

•
We consider certain acquisition-related costs, such as investment banking fees, transition expenses, such as termination benefits, financing fees and warranty and indemnity insurance, to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. We believe that excluding acquisition-related costs facilitates the comparison of our financial results to our historical operating results and to other companies in our industry.

For the same reasons, we believe that Adjusted Net Income may also be useful to investors as one means of evaluating our performance. However, because Adjusted Net Income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, Adjusted Net Income as used by us may not be comparable to similarly titled measures employed by other companies.
Beginning in 2014, Adjusted Net Income attributable to WEX Inc. excludes the expense of stock-based compensation and certain acquisition related expenses. For comparative purposes, Adjusted Net Income attributable to WEX Inc. for the prior period has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. We believe these adjustments make this non-GAAP measurement more comparable to its peers. In addition, in light of the sale of Pacific Pride Services LLC, we have decided that the gain or loss associated with a divestiture will not be included in Adjusted Net Income attributable to WEX Inc., which we believe is consistent with our practice of excluding other non-recurring items associated with strategic transactions. We recognized a gain on the sale of Pacific Pride.

The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Year ended December 31,
	2014	2013	2012
Adjusted net income attributable to WEX Inc.	$193,610	$179,844	$165,558
Unrealized gain (loss) on fuel price derivatives	48,327	(5,628)	(1,724)
Amortization of acquired intangible assets	(40,622)	(33,147)	(23,468)
Stock-based compensation	(13,790)	(9,429)	(11,016)
Goodwill impairment	—	—	(17,508)
Deferred loan costs associated with the extinguishment of debt	—	(1,004)	—
Non-cash adjustments related to tax receivable agreement	(1,331)	(33)	(2,089)
Change in tax refund due to former shareholders of RD Card Holdings Australia	—	—	9,750
Gain on divestiture	27,490	—	—
Expenses and adjustments related to acquisitions	(7,694)	658	(10,550)
ANI adjustments attributable to non-controlling interests	2,191	1,443	305
Tax impact	(5,970)	16,504	(12,336)
Net earnings attributable to WEX Inc.	$202,211	$149,208	$96,922
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
The table below summarizes our cash activities:

	Year ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$296,413	$39,551	$71,811
Net cash used for investing activities	$(904,034)	$(51,342)	$(429,824)
Net cash provided by financing activities	$526,707	$179,242	$529,564

2014 Highlights

•
During 2014, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, was primarily funded by operating activities. Accounts receivable increased in 2014 over 2013 as a result of increased customer spend levels.

•
On July 16, 2014, we acquired all of the outstanding stock of Evolution1, a leading provider of payment solutions within the healthcare industry, for approximately $532.2 million in cash. The transaction was financed through our cash on hand and existing credit facility.

•	On July 29, 2014, we sold our wholly-owned subsidiary, Pacific Pride, for $49.7 million, which resulted in a pre-tax gain of $27.5 million.

•
On August 22, 2014, we entered into agreements, including the 2014 Credit Agreement, to modify certain terms of our existing bank borrowing agreements in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso portfolio in Europe transaction.

•
On December 1, 2014, our majority owned subsidiary, WEX Europe Services Limited, acquired certain assets of ExxonMobil's European commercial fuel card program for approximately $378.5 million, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•
During 2014, we had $58.1 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software primarily to enhance product features and functionality in the United States and for platform development abroad. We expect total capital expenditures for 2015 to be approximately $60 to $65 million. Our capital spending is financed primarily through internally generated funds.

2013 Highlights

•
During 2013, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, was funded by operating activities as well as a $150 million overall increase in borrowed federal funds and deposits. Accounts receivable increased in 2013 over 2012 as a result of increased customer spend levels.

•
On October 15, 2013, the Company's Brazilian subsidiary UNIK, in which we own a 51 percent controlling interest, acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil, for $12.3 million. The acquisition was funded through our term loan.

•
On September 23, 2013, our Board of Directors authorized a share repurchase program under which up to $150 million worth of our common stock may be repurchased from time to time until September 30, 2017, through open market purchases. We used $17.9 million during 2013 to repurchase our own common stock.

•	During 2013, we had $39.5 million of capital expenditures. During 2013, we also capitalized approximately $13 million related to the consolidation of our data centers.

2012 Highlights

•
During 2012, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, was funded by operating activities as well as a $235 million overall increase in borrowed federal funds and deposits. The excess of NOW deposits was a result of the influx of capital associated with the Company's program with Higher One, Inc., a technology and payment processing company, through which the Company to a portion of Higher One Inc.'s customers. Accounts receivable increased in 2012 over 2011 as a result of increased customer spend levels, primarily due to higher fuel prices.

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

•
On October 4, 2012, we acquired certain assets of FleetOne a privately-held provider of value-based business payment processing and information management solutions for $376.3 million, net of cash acquired. The acquisition was funded through our revolving credit facility and term loan.

•	We used $11.3 million during 2012 to repurchase our own common stock.

•	During 2012, we had $28.0 million of capital expenditures.
Liquidity
General
In general, our trade receivables provide for payment terms of 30 days or less. We do not extend revolving credit to our customers with respect to these receivables. Receivables not paid within the terms of the customer agreement are generally subject to finance fees based upon the outstanding customer receivable balance. At December 31, 2014, approximately 94 percent of the outstanding balance of $1,879 million of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. No one customer accounted for 10 percent or more of the outstanding receivables at December 31, 2014.
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
2014 Credit Agreement
On August 22, 2014, we entered into the agreements described below to modify certain terms of our existing bank borrowing agreements in order to permit the additional financings and investments to facilitate the consummation of the Esso Card transaction.
On August 22, 2014, we entered into the 2014 Amendment Agreement. Pursuant to the 2014 Amendment Agreement, certain lenders party to the 2013 Credit Agreement, consented to the amendment and restatement of the 2013 Credit Agreement in the form of the 2014 Credit Agreement.
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
On August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in an amount equal to $500,000 that matures on January 31, 2018, and a $700,000 secured revolving credit facility, with a $150,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans, that terminates on January 31, 2018.

The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increases the outstanding amount of the term loans from $277,500 to $500,000, and does not change the amount of the $700,000 revolving loan. A portion of the indebtedness owing under the 2014 Credit Agreement is the same indebtedness as formerly evidenced by the 2013 Credit Agreement.
As of December 31, 2014, we also had approximately $5.2 million in letters of credit outstanding. At December 31, 2014, we had $901.6 million of borrowed funds, and $279.5 million available, under the 2014 Credit Agreement, subject to the covenants as described below.
Proceeds from the 2014 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
We were in compliance with all material covenants and restrictions at December 31, 2014.
2013 Credit Agreement
On January 18, 2013, we entered into an Amended and Restated Credit Agreement (the “2013 Credit Agreement”), among the Company, as borrower, WEX Card Holdings Australia Pty Ltd, one of our wholly-owned subsidiaries, as specified designated borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto. The 2013 Credit Agreement was secured by pledges of the stock of our foreign subsidiaries.
The 2013 Credit Agreement provided for a five-year $300 million amortizing term loan facility, and a five-year $700 million secured revolving credit facility with a $150 million sub-limit for letters of credit. The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. Subject to certain conditions, including obtaining relevant commitments, we had the option to increase the facility by up to an additional $100 million. Proceeds from the 2013 Credit Agreement were available for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
As discussed above, the 2013 Credit Agreement was amended and restated in 2014.
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
Deposits and borrowed federal funds
WEX Bank issues certificates of deposit in various maturities ranging between one month and two years, with interest rates ranging from 0.35 percent to 1.05 percent as of December 31, 2014, as compared to interest rates ranging from 0.30 percent to 0.80 percent as of December 31, 2013, and 0.26 percent to 1.15 percent as of December 31, 2012. WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 0.16 percent to 0.36 percent as of December 31, 2014, as compared to variable interest rates ranging from 0.15 percent to 0.35 percent as of December 31, 2013, and 0.35 percent to 0.41 percent as of December 31, 2012. As of December 31, 2014, we had approximately $330.7 million of brokered deposits outstanding at a weighted average interest rate of 0.25 percent, compared to $222.5 million of brokered deposits at a weighted average interest rate of 0.25 percent as of December 31, 2013, and approximately $613.1 million of brokered deposits outstanding at a weighted average interest rate of 0.53 percent as of December 31, 2012.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2014, all brokered deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
Beginning during the second quarter of 2012, we received non-interest bearing NOW account deposits. As of December 31, 2014, we had $314.6 million of non-interest bearing NOW account deposits. These deposits were in excess of our operating cash requirements to fund account receivables, which resulted in a larger than typical cash balance on our consolidated balance sheet for the current period. We anticipate this balance to decline based on historical patterns of the non-interest bearing NOW account deposits and scheduled maturities of our deposits. Deposits are subject to regulatory capital requirements.

We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $38.3 million of these deposits on hand at December 31, 2014, $18.6 million at December 31, 2013, and $16.2 million at December 31, 2012.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $125.0 million as of December 31, 2014, $125.0 million as of December 31, 2013 and $140.0 million as of December 31, 2012, with no outstanding balance as of December 31, 2014.
Other Liquidity Matters
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives are entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The effect of these derivatives is to restrict a portion of our fuel price exposure to a collar range, established at the time the fuel price derivatives are purchased. As a result, at December 31, 2014, we had an asset related to these derivatives of approximately $41.0 million. During the course of the year we paid $2.1 million to our counterparties as a result of the net settlement of expiring derivative contracts. During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.
Our long-term cash requirements, apart from amounts owed on our 2014 Credit Agreement, consist primarily of amounts due to Wyndham Worldwide Corporation (see Note 14 - Tax Receivable Agreement, in Part II, Item 8) as part of our tax receivable agreement.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $7.7 million at December 31, 2014, and $4.7 million at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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
In April 2014 we initiated a partial foreign currency exchange hedging program. In 2014 we managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, we have taken measures designed to further mitigate the income statement impacts of foreign currency exposure. Those measures will include holding contracts outstanding over the quarter end periods, minimizing foreign cash balances, and expanding the scope of our hedging program to include more currencies. Without the use of these foreign exchange rate derivatives, we would be unprotected from changes in foreign currency rates. Because this is a partial foreign currency exchange hedging program, we have additional foreign currency exchange exposure which is not hedged. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.
As of December 31, 2013, we have approximately $50.6 million in cash located in our foreign entities, outside of the United States.
WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2014 and 2013 was $31.1 million and $28.4 million, respectively.
We currently have authorization from our Board to purchase up to $150 million of our common stock until September 30, 2017. We used $19.8 million during 2014 to repurchase shares of our common stock. We did not purchase shares of our common stock during the fourth quarter of 2014. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $130.2 million as of December 31, 2014. The program is funded either through our future cash flows or through borrowings on our 2014 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
At December 31, 2014, we did not have any interest rate swap arrangements in place, however we regularly review our projected borrowings under our credit facility and the current interest rate environment to determine whether to execute additional interest rate swaps.

Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
We have the following off-balance sheet arrangements as of December 31, 2014:

•
Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support. See Item 8 - Note 18, Commitment and Contingencies.

•
Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $5.9 billion of commitments to extend credit at December 31, 2014, as part of established customer agreements. These amounts may increase or decrease during 2015 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust most of our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit. We are required to post collateral primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. As of December 31, 2014, we have posted a $5.2 million letter of credit as collateral.

Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2014, for the periods specified:

(in thousands)	2015	2016	2017	2018	2019 and Thereafter	Total
Operating leases:
Facilities	$9,704	$6,690	$5,540	$5,205	$5,679	$32,818
Equipment, including vehicles	2,441	1,711	669	46	7	4,874
Term Loan	27,500	27,500	27,500	403,750	—	486,250
Interest payments on term loan	12,132	11,426	10,720	834	—	35,112
Loan origination fees on credit facility	2,398	2,398	2,398	200	—	7,394
Revolving credit facility(a)	415,314	—	—	—	—	415,314
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	19,000	19,000	19,000	19,000	77,583	153,583
Tax receivable agreement	11,510	11,472	12,002	13,227	21,426	69,637
Certificates of deposit	261,502	34,493	—	—	—	295,995
Fuel price derivative contracts	38,680	2,289	—	—	—	40,969
Total	$800,181	$116,979	$77,829	$442,262	$504,695	$1,941,946
(a) Amount in table excludes interest payments. See Item 8 - Note 12, Financing Debt
Uncertain tax liabilities - At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with uncertain tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Letters of credit - As of December 31, 2014, we had $5.2 million outstanding in undrawn irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2014, we have estimated a reserve for credit losses which is 0.74 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $9.4 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.0 percent of the total receivable.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have two reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

Non-goodwill intangible assets are considered non-recoverable if the carrying amount exceeds the sum of undiscounted cash flows expected to result from the use of the assets. The recoverability test is based on management’s intended use of the assets. If the asset fails the recoverability test, impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under FASB Accounting Standards Codification ("ASC") 820 - Fair Value Measurements and Disclosures, are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more impacted than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their expenditures. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations, cash flow, and liquidity and could result in an impairment of goodwill or intangible assets.

As of December 31, 2014, the Company had an aggregate of approximately $1,614 million on its consolidated balance sheet related to goodwill and intangible assets of acquired entities. Our analysis indicates that the calculated fair value of our reporting units support their carrying values as of December 31, 2014.

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

As of December 31, 2014, the Company had established that the net fair value of the derivatives was an asset of $41.0 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives. Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

New Accounting Standards
In April 2014, the FASB issued ASU 2014-08 related to discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, these amendments expanded the disclosure requirements for discontinued operations that will provide financial statement users with more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014. In addition, early adoption is permitted and we have elected to adopt this standard as of April 1, 2014. The adoption of this standard update affects presentation only and, as such, did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2014. Actual results may differ materially.
Interest Rate Risk
At December 31, 2014, we had borrowings of $901.6 million under our 2014 Credit Agreement that bore interest at variable rates. We periodically review our projected borrowing under our 2014 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be entered into to either increase our coverage of our overall borrowings.
At December 31, 2014, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and borrowed federal funds) outstanding of $941.3 million. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
The following table presents the impact of changes in LIBOR, Prime and Eurocurrency rates on interest expense on our revolving credit facility, term loan and participation agreement for 2014 on the principal outstanding as of December 31, 2014, as well as the impact of changes in interest rates on certificates of deposits, interest bearing money market deposits and borrowed federal funds on the amounts outstanding as of December 31, 2014:

(in thousands)	Impact(a)
Projected annual financing interest expense on credit agreement borrowings (assumes one-month LIBOR plus 225 basis points equal to 2.42%)	$16,849
Increase of:
1.00%	$6,963
2.00%	$13,925
Projected annual financing interest expense on credit agreement borrowings (assumes Prime rate plus 1.75% equal to 5.0% )	$3,385
Increase of:
1.00%	$677
2.00%	$1,354
Projected annual financing interest expense on credit agreement borrowings (assumes Eurocurrency rate plus 2.75% equal to 2.88%)	$3,963
Increase of:
1.00%	$1,376
2.00%	$2,752
Projected annual operating interest expense on participation agreement (assumes 3-month LIBOR plus 225 basis points equal to 2.51%)	$1,130
Increase of:
1.00%	$450
2.00%	$900
Projected annual operating interest expense on WEX Bank deposits (certificates of deposits at 0.53% and interest bearing money market deposits at 0.25%)	$2,632
Increase of:
1.00%	$6,267
2.00%	$12,534
(a)    Changes to interest expense presented in this table are based on interest payments, outstanding balance and rate as of December 31, 2014.
At December 31, 2014, WEX Bank had negotiable order of withdrawal account deposits outstanding of $315 million.

(in thousands)	Impact(b)
Projected annual interest expense (based on the federal fund rate) on NOW account deposits using federal funds rate of 0.13%	$—
Increase of:
1.00%	$—
2.00%	$204
(b)    Changes to interest expense presented in this table are based on the outstanding balance and rate as of December 31, 2014.

Foreign Currency Risk
Growth in our international operations incrementally increases our exposure to foreign currency fluctuations as well as other risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions. Foreign currency exchange rate fluctuations may adversely impact our consolidated results of operations as exchange rate fluctuations on transactions and balances denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statements of operations.

In April 2014 we initiated a partial foreign currency exchange hedging program. In 2014 we managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, we have taken measures designed to further mitigate the income statement impacts of foreign currency exposure. Those measures will include holding contracts outstanding over the quarter end periods, minimizing foreign cash balances, and expanding the scope of our hedging program to include more currencies. Without the use of these foreign exchange rate derivatives, we would be unprotected from changes in foreign currency rates. Because this is a partial foreign currency exchange hedging program, we have additional foreign currency exchange exposure which is not hedged. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.

Commodity Price Risk
As discussed in the “Fuel Price Derivatives” section of Item 1, we use derivative instruments to manage the impact of volatility in North American fuel prices. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the second quarter of 2016. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. Our fuel price risk management program is designed to purchase derivative instruments to manage our fuel price-related earnings exposure.
The following table presents information about the Options:

			December 31, 2014
(in thousands except per gallon data)	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value
Fuel price derivative instruments – unleaded fuel – wholesale strike price
Options settling July 2015 – March 2016	$2.483	$2.543	7,873	6,459
Options settling April 2015 – December 2015	$2.620	$2.680	7,562	7,109
Options settling January 2015 – September 2015	$2.625	$2.685	8,689	8,369
Options settling October 2014 – June 2015	$2.568	$2.628	5,151	4,772
Options settling July 2014 – March 2015	$2.510	$2.570	2,479	2,411
Total fuel price derivative instruments – unleaded fuel			31,754	$29,120
Fuel price derivative instruments – diesel fuel – retail strike price
Options settling July 2015 – March 2016	$3.724	$3.784	3,951	2,842
Options settling April 2015 – December 2015	$3.785	$3.845	3,708	2,720
Options settling January 2015 – September 2015	$3.795	$3.855	4,300	3,464
Options settling October 2014 – June 2015	$3.785	$3.845	2,451	1,906
Options settling July 2014 – March 2015	$3.788	$3.848	1,178	917
Total fuel price derivative instruments – diesel			15,588	$11,849
Total fuel price derivative instruments			47,342	$40,969
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEX Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2015

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$284,763	$361,486
Accounts receivable (less reserve for credit losses of $13,919 in 2014 and $10,396 in 2013)	1,865,540	1,712,061
Income taxes receivable	6,859	—
Available-for-sale securities	18,940	15,963
Fuel price derivatives, at fair value	40,969	—
Property, equipment and capitalized software, net	105,596	72,275
Deferred income taxes, net	5,764	88,965
Goodwill	1,116,365	819,892
Other intangible assets, net	498,045	206,744
Other assets	175,506	154,892
Total assets	$4,118,347	$3,432,278
Liabilities and Stockholders’ Equity
Accounts payable	$425,956	$512,878
Accrued expenses	137,227	92,335
Income taxes payable	—	16,066
Deposits	979,553	1,088,930
Revolving line-of-credit facilities and term loan	901,564	285,000
Deferred income taxes, net	43,752	13,528
Notes outstanding	400,000	400,000
Other debt	52,975	7,278
Amounts due under tax receivable agreement	69,637	77,785
Fuel price derivatives, at fair value	—	7,358
Other liabilities	13,372	9,094
Total liabilities	3,024,036	2,510,252
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	16,590	18,729
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,021 in 2014 and 42,901 in 2013 shares issued; 38,897 in 2014 and 38,987 in 2013 shares outstanding	430	429
Additional paid-in capital	179,077	168,891
Non-controlling interest	17,396	519
Retained earnings	1,081,730	879,519
Accumulated other comprehensive loss	(50,581)	(15,495)
Treasury stock at cost; 4,218 shares in 2014 and 4,007 shares in 2013	(150,331)	(130,566)
Total stockholders’ equity	1,077,721	903,297
Total liabilities and stockholders’ equity	$4,118,347	$3,432,278
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues
Fleet payment solutions	$562,169	$527,424	$470,591
Other payment solutions	255,478	190,039	152,560
Total revenues	817,647	717,463	623,151
Expenses
Salary and other personnel	200,809	164,521	123,380
Service fees	119,876	103,428	103,189
Provision for credit losses	32,144	20,200	22,539
Technology leasing and support	30,581	24,217	18,537
Occupancy and equipment	18,278	15,967	12,361
Advertising	11,814	11,176	10,155
Marketing	3,934	3,684	3,679
Postage and shipping	5,369	5,140	4,347
Communications	9,213	7,069	5,373
Depreciation, amortization and impairments	70,380	58,208	75,263
Operating interest expense	6,437	4,287	4,990
Other	30,064	22,827	17,719
Gain on sale of subsidiary	(27,490)	—	—
Total operating expenses	511,409	440,724	401,532
Operating income	306,238	276,739	221,619
Financing interest expense	(36,042)	(29,419)	(10,433)
Net foreign currency (loss) gain	(13,438)	964	(299)
Net realized and unrealized gains (losses) on fuel price derivatives	46,212	(9,851)	(12,365)
Decrease in tax refund due to former shareholder of RD Card Holdings Australia	—	—	9,750
Increase in amount due under tax receivable agreement	(1,331)	(33)	(2,089)
Income before income taxes	301,639	238,400	206,183
Income taxes	101,621	90,102	109,474
Net income	200,018	148,298	96,709
Less: Net loss from non-controlling interests	(2,193)	(910)	(213)
Net earnings attributable to WEX Inc.	$202,211	$149,208	$96,922
Net earnings attributable to WEX Inc. per share:
Basic	$5.20	$3.83	$2.50
Diluted	$5.18	$3.82	$2.48
Weighted average common shares outstanding:
Basic	38,890	38,946	38,840
Diluted	39,000	39,103	39,092
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$200,018	$148,298	$96,709
Changes in available-for-sale securities, net of tax effect of $175 in 2014, $(367) in 2013 and $(3) in 2012	304	(630)	(3)
Changes in interest rate swap, net of tax effect of $0 in 2014, $0 in 2013 and $35 in 2012	—	—	60
Foreign currency translation	(39,726)	(54,776)	6,705
Comprehensive income	160,596	92,892	103,471
Less: Comprehensive (loss) attributable to non-controlling interest	(6,529)	(910)	(242)
Comprehensive income attributable to WEX Inc.	$167,125	$93,802	$103,713
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
Balance at December 31, 2011	38,765	$423	$146,282	$30,588	$(101,367)	$633,389	$—	$709,315
Stock issued upon exercise of stock options	234	2	4,623	—	—	—	—	4,625
Tax benefit from stock option and restricted stock units	—	—	4,466	—	—	—	—	4,466
Stock issued upon vesting of restricted and deferred stock units	109	1	—	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	8,093	—	—	—	—	8,093
Other	—	—	(994)	—	—	—	—	(994)
Purchase of shares of treasury stock	(200)	—	—	—	(11,288)	—	—	(11,288)
Changes in available-for-sale securities, net of tax effect of $(3)	—	—	—	(3)	—	—	—	(3)
Changes in interest rate swaps, net of tax effect of $35	—	—	—	60	—	—	—	60
Foreign currency translation	—	—	—	6,734	—	—	—	6,734
Net income	—	—	—	—	—	96,922	—	96,922
Balance at December 31, 2012	38,908	426	162,470	37,379	(112,655)	730,311	—	817,931
Stock issued upon exercise of stock options	70	1	1,679	—	—	—	—	1,680
Tax benefit from stock option and restricted stock units	—	—	6,539	—	—	—	—	6,539
Stock issued upon vesting of restricted and deferred stock units	250	2	(2)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(1,795)	—	—	—	—	(1,795)
Purchase of shares of treasury stock	(241)	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(367)	—	—	—	(630)	—	—	—	(630)
Non-controlling interest investment	—	—	—	—	—	—	1,032	1,032
Foreign currency translation	—	—	—	(52,244)	—	—	—	(52,244)
Net income	—	—	—	—	—	149,208	(513)	148,695
Balance at December 31, 2013	38,987	429	168,891	(15,495)	(130,566)	879,519	519	903,297
Stock issued upon exercise of stock options	18	—	239	—	—	—	—	239
Tax benefit from stock option and restricted stock units	—	—	1,867	—	—	—	—	1,867
Stock issued upon vesting of restricted and deferred stock units	103	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	8,081	—	—	—	—	8,081
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $175	—	—	—	304	—	—	—	304
Non-controlling interest investment	—	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	(35,390)	—	—	(1,999)	(37,389)
Net income	—	—	—	—	—	202,211	(2,391)	199,820
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$200,018	$148,298	$96,709
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized (gain) loss on derivative instruments	(48,327)	5,628	1,724
Stock-based compensation	13,790	9,429	11,016
Depreciation, amortization and asset impairments	73,022	60,563	50,267
Goodwill impairment	—	—	17,508
Gain on divestiture	(27,490)	—	—
Deferred taxes	46,111	26,956	35,907
Provision for credit losses	32,144	20,200	22,539
Loss on disposal of property, equipment and capitalized software	1,182	1,122	9,503
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	55,883	(194,418)	(86,763)
Other assets	(16,921)	(55,440)	(43,665)
Accounts payable	(29,154)	(6,365)	(41,040)
Accrued expenses	29,263	25,500	(1,582)
Income taxes	(21,770)	7,586	17,360
Other liabilities	(3,190)	(743)	(11,459)
Amounts due under tax receivable agreement	(8,148)	(8,765)	(6,213)
Net cash provided by operating activities	296,413	39,551	71,811
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(58,133)	(39,455)	(28,036)
Purchases of available-for-sale securities	(2,837)	(1,802)	(864)
Maturities of available-for-sale securities	337	1,192	1,551
Acquisitions and investment, net of cash	(891,725)	(11,277)	(402,475)
Proceeds from sale of subsidiary	48,324	—	—
Net cash used for investing activities	(904,034)	(51,342)	(429,824)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	1,867	6,539	4,466
Repurchase of share-based awards to satisfy tax withholdings	(5,709)	(11,222)	(2,926)
Proceeds from stock option exercises	239	1,679	4,625
Net change in deposits	(109,138)	198,596	193,726
Net (decrease) increase in borrowed federal funds	—	(48,400)	41,500
Net borrowings on 2011 revolving line-of-credit facility	—	—	335,700
Borrowings on revolving line-of-credit facility	2,519,742	419,200	—
Repayments on revolving line-of-credit facility	(2,105,321)	(857,700)	—
Loan origination fees	(3,309)	(12,023)	—
Repayments of 2011 term loan	—	(182,500)	(10,000)
Borrowings on 2013 term loan	—	300,000	—
Repayments on 2013 term loan	(7,500)	(15,000)	—
Borrowings on 2014 term loan	222,500	—	—
Repayments on 2014 term loan	(13,750)	—	—
Borrowings on notes outstanding	—	400,000	—
Other debt	46,851	(2,016)	(17,753)
Contingent consideration paid for rapid! PayCard	—	—	(8,486)
Purchase of shares of treasury stock	(19,765)	(17,911)	(11,288)
Net cash provided by financing activities	526,707	179,242	529,564
Effect of exchange rates on cash and cash equivalents	4,191	(3,627)	320
Net change in cash and cash equivalents	(76,723)	163,824	171,871
Cash and cash equivalents, beginning of period	361,486	197,662	25,791
Cash and cash equivalents, end of period	$284,763	$361,486	$197,662
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
Basis of Presentation
The accompanying consolidated financial statements of WEX Inc. for the years ended December 31, 2014, 2013 and 2012, include the accounts of WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company adjusted the consolidated balance sheet amounts as of December 31, 2013, to account for the measurement period adjustments related to the FastCred purchase price allocations discussed in Note 3, Business Acquisitions, and Other Intangible Asset Acquisitions below.
Certain prior-year amounts have been reclassified to conform with the current year’s presentation. Specifically, the UNIK debt of $7,278 previously included in Other liabilities was reclassified to Other debt on the consolidated balance sheets.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The acronyms and abbreviations identified below are used in the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the consolidated financial statements.

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
2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of our subsidiaries, as borrowers, and WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders.

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

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2014-15	Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
ASU 2015-01	Accounting Standards Update No. 2015-01 Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
Company	WEX Inc. and all entities included in the consolidated financial statements
Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority owned subsidiary
WEX	WEX Inc.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Use of Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material.
Cash and Cash Equivalents
Highly liquid investments with remaining maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents include federal funds sold, which are unsecured short-term investments entered into with financial institutions.
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
The Company assessed the hedge effectiveness of the interest rate swaps in accordance with the requirements outlined in the accounting standards. For these hedges, management documented, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. For those hedging relationships in which the critical terms of the entire debt instrument and the derivative were identical, and the creditworthiness of the counterparty to the hedging instrument remained sound, there was no hedge ineffectiveness as long as those conditions continue to be met. As of December 31, 2014, the Company does not have any interest rate swaps outstanding.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

In April 2014, the Company initiated a partial foreign currency exchange hedging program. In 2014 the Company managed foreign currency exchange exposure on an intra-quarter basis. The majority of the hedges are intended to renew on a monthly basis. Because this is a partial foreign currency exchange hedging program, the Company has additional foreign currency exchange exposure which is not hedged.
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
Below are the estimated useful lives for assets placed in service during 2014 and beyond:

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Computer software	18 months to 7 years
Leasehold improvements	up to 5 years
Capitalized Software
The Company develops software that is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred.  Capitalization occurs when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software.
Below are the amounts of internal-use software capitalized and amortized:

	Year ended December 31,
	2014	2013	2012
Amounts capitalized for internal-use computer software (including work-in-process)	$34,053	$18,360	$17,341
Amounts expensed for amortization of internal-use computer software	18,661	18,830	20,694
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
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, but primarily relies on discounted cash flow analyses. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation, amortization and impairment expense on the consolidated statements of income. The Company's annual goodwill and intangible asset impairment tests performed as of October 1, 2014,

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

and October 1, 2013, did not identify any impairment. The Company’s annual goodwill and intangible assets impairment tests, performed as of October 1, 2012, identified an impairment of $1,337 of goodwill associated with the acquisition of Financial Automation Limited, acquired in August of 2008. On September 30, 2012, the Company impaired $16,171 of goodwill associated with Wright Express Australia Prepaid.
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
Impairment and Disposals of Long-lived Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value is required. The Company did not recognize any significant impairment expense on the Company’s long-lived assets during the years ended December 31, 2014 and 2013. The Company recognized an expense of $8,903 related to the impairment of a long-lived asset during the year ended December 31, 2012. This expense is a consequence of the Company’s decision to utilize the software acquired with the acquisition of FleetOne, during the fourth quarter of 2012, as the processing platform for its over-the-road product. The Company also recognized approximately $600 in impairments and disposals of various other long-lived assets during the year ended December 31, 2012, some of which were related to the FleetOne acquisition. Write-offs due to the acquisition of FleetOne were recorded in depreciation, amortization and impairments in the consolidated statements of income. Disposals over the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.
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
Revenue Recognition
The majority of the Company’s revenues are comprised of transaction-based fees, which are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the products and services have been provided to the client, the sales price is fixed or determinable and collectability is reasonably assured.
The Company records revenue net of costs based on the following criteria: (i) the Company is not the primary obligor in the arrangement; (ii) the Company has no inventory risk; (iii) the Company does not have reasonable latitude with respect to establishing the price for the product; (iv) the Company does not make any changes to the product or have any involvement in the product specifications and (v) the amount the Company earns for its services is fixed, within a limited range.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

A description of the major components of revenue is as follows:
Payment Processing Revenue. Revenue consists of transaction fees as well as interchange income;

•
Fleet transaction fees are assessed to major oil companies, fuel retailers and vehicle maintenance providers. We extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. We collect the total purchase price from the fleet customer. The fee charged is generally based upon a percentage of the total transaction amount; however, it may also be based on a fixed amount charged per transaction or on a combination of both measures. The Company records revenue at the time the transaction is captured.

•	In Europe, our payment processing revenue is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets.

•
Interchange income is earned from the Company’s suite of card products. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.

With regard to fleet payment processing revenue, the Company is generally responsible for the collection of the total transaction amount from the customer and the payment to the merchant of their sales amount, net of the payment processing revenue earned by the Company, and as such, recognizes revenue net of the cost of the underlying products and services. As a consequence, the Company’s accounts receivable and accounts payable related to its payment processing revenues are reflective of the total transaction amount processed by the Company, not the Company’s revenue.
Transaction Processing Revenue. The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.
Account Servicing Revenue. Revenue is primarily comprised of monthly fees based on vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations. The Company also recognizes service fees in the healthcare market for the per-participant per-month fee which is recognized on a monthly basis subsequent to billing being completed.
Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $6,002 in 2014, $4,557 in 2013 and $3,905 in 2012. The Company engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and interest earned on the Company’s foreign paycard product.
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
The Company sells telematics devices as part of its WEX Telematics program. In addition, prior to the divestiture of Pacific Pride, the Company sold assorted equipment to its Pacific Pride franchisees. The Company recognizes revenue from these sales when the customer has accepted delivery of the product and collectability of the sales amount is reasonably assured.
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, net of estimated forfeitures, and records expense for each award over the employee requisite service period. The Company uses the straight-line methodology for amortizing Restricted Stock Units ("RSUs") and a graded-vesting methodology for performance based awards. The Company estimates the fair value of stock option awards and with an earnings cap using a Black-Scholes-Merton valuation model. The fair value of RSUs, including Performance Based Restricted Stock Units (PBRSUs), is

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

determined and fixed on the grant date based on the Company's stock price. Stock-based compensation is recorded in salary and other personnel expense.
Advertising Costs
Advertising and marketing costs are expensed in the period in which the advertising activity occurs.
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
Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2014	2013	2012
Net earnings attributable and available for common stockholders –Basic and Diluted	$202,211	$149,208	$96,922
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2014	2013	2012
Weighted average common shares outstanding – Basic	38,890	38,946	38,840
Unvested restricted stock units	89	117	138
Stock options	21	40	114
Weighted average common shares outstanding – Diluted	39,000	39,103	39,092

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Foreign Currency Movement
The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars. Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences resulting from this translation are recorded as a component of accumulated other comprehensive income (loss).
Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of the Company's cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive income (loss). In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded in gains and losses on foreign currency on the consolidated statements of income.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable. Realized gains or losses on securities transactions are classified as non-operating in the consolidated statements of income.
New Accounting Standards
In April 2014, the FASB issued ASU 2014-08 related to discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization's operations and financial results, or a business activity classified as held for sale, should be presented as discontinued operations. Additionally, these amendments expanded the disclosure requirements for discontinued operations that will provide financial statement users with more information regarding the assets, liabilities, income and expenses of discontinued operations. This update is effective for interim and annual periods beginning after December 15, 2014. In addition, early adoption is permitted and the Company elected to adopt this standard as of April 1, 2014. The adoption of this standard update affects presentation only and, as such, did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

2.    Supplemental Cash Flow Information

	Year ended December 31,
	2014	2013	2012
Interest paid	$40,287	$23,646	$13,916
Income taxes paid	$75,258	$48,869	$51,768

3.     Business Acquisitions and Other Intangible Asset Acquisitions
The Company incurred and expensed costs directly related to acquisitions of $7,694 in 2014, $203 in 2013, and $6,341 in 2012, which are included primarily within service fees expenses in the consolidated statements of income.
Esso portfolio in Europe

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

On December 1, 2014, the Company announced that it had acquired certain assets of the Esso portfolio in Europe through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership. The Company paid $378,470 in cash, which includes an $80,000 advance payment made in the third quarter of 2014. The purchase price is subject to an estimated future working capital adjustment that is expected to be settled in 2015. The transaction was financed through the Company’s cash on hand and existing credit facility. Under the terms of the transaction, WEX purchased ExxonMobil’s commercial fleet fuel card program which includes operations, funding, pricing, sales and marketing in nine countries in Europe. As part of the transaction, both parties have agreed to enter into a long term supply agreement to serve the current and future Esso Card customers and to grow the business. The Company entered into this transaction in order to expand its presence in the European market and to broaden its international footprint, while laying the foundation for further expansion.
During the fourth quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Esso portfolio in Europe transaction. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation as well as performing procedures to verify the completenesses and accuracy of the data used in the independent valuation of all assets and liabilities. The Company has not finalized the purchase accounting.
The operations of the Esso portfolio in Europe contributed net revenues of approximately $3,428 and net losses attributable to WEX Inc. of approximately $7,172 from December 1, 2014, through December 31, 2014, which includes finance costs. Goodwill related to this transaction is expected to be deducted for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired and consideration receivable)	$378,470
Less:
Accounts receivable	303,378
Other tangible assets and liabilities, net	(9,698)
Licensing agreements(a)	36,979
Customer relationships(b)	7,720
Recorded goodwill	$40,091

(a)	Weighted average life – 4.6 years.

(b)	Weighted average life – 7.2 years.

Supplemental pro forma financial information related to the Esso portfolio in Europe acquisition has not been provided as it would be impracticable to do so. Historical financial information regarding the acquired assets is not accessible and, thus, the amounts would require estimates to be significant and render the disclosure irrelevant.
Acquisition of Evolution1
On July 16, 2014, the Company acquired all of the outstanding stock of Evolution1, a leading provider of payment solutions within the healthcare industry, for approximately $532,174 in cash. The transaction was financed through the Company’s cash on hand and existing credit facility. Evolution1 developed and operates an all-in-one, multi-tenant technology platform, card products, and mobile offering that supports a full range of healthcare account types. This includes consumer-directed payments for health savings accounts, health reimbursement arrangements, flexible spending accounts, voluntary employee beneficiary associations, and defined contribution and wellness programs. The Company acquired Evolution1 to enhance the Company's capabilities and positioning in the growing healthcare market.
During the third quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Evolution1 acquisition. During the fourth quarter of 2014, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the Evolution1 acquisition date. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation of the tax assets and liabilities and has not finalized the purchase accounting.
The operations of Evolution1 contributed net revenues of approximately $35,976 and net losses of approximately $512 from July 16, 2014, through December 31, 2014, which includes finance costs. Evolution1 had previously recorded goodwill on

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

its financial statements from prior acquisitions, some of which is expected to be deductible for tax purposes. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$532,174
Less:
Accounts receivable	8,418
Accounts payable	(175)
Deferred tax liabilities, net	(68,516)
Other tangible assets and liabilities, net	(3,585)
Acquired software and developed technology (a)	70,000
Customer relationships(b)	211,000
Trade name(c)	7,900
Trade name(d)	11,000
Recorded goodwill	$296,132

(a)	Weighted average life – 6.4 years.

(b)	Weighted average life – 9.7 years.

(c)	Weighted average life – 9.9 years.

(d)	Indefinite-lived
The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s consolidated statements of income as of the beginning of the fiscal years ended:

	December 31,
	2014	2013
Revenue	$865,056	$786,854
Net income attributable to WEX Inc.	$191,415	$97,016
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$4.92	$2.49
Net income per share – diluted	$4.91	$2.48
The pro forma financial information assumes that the companies were combined as of January 1, 2013, and includes the business combination accounting impact from the acquisition, including acquisition related expenses, amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014 or fiscal year 2013.
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
Acquisition of CorporatePay
On May 11, 2012, the Company acquired all of the stock of CorporatePay, a provider of corporate prepaid solutions to the travel industry in the United Kingdom for approximately $27,800, net of cash acquired. The Company purchased CorporatePay to expand its Other Payment Solution segment. During the second quarter of 2012, the Company allocated the purchase price of the acquisition based upon a preliminary estimate of the fair values of the assets acquired and liabilities assumed. During the first quarter of 2013, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the CorporatePay acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2012 comparative information resulting in an increase in accounts receivable of $508, a decrease in deferred taxes of $32, an increase in intangible assets of $140, a decrease in goodwill of $247, and an increase in accrued expenses of $369. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. With the initial purchase of CorporatePay, the Company established a full valuation allowance of $1,219 on the acquired net operating losses. The Company believes that it is more likely than not that the losses will not be utilized. The valuations of all assets and liabilities have been finalized.
Goodwill related to the CorporatePay acquisition is not expected to be deductible for income tax purposes. The results of operations of CorporatePay are reflected in the Other Payment Solutions segment from the date of acquisition.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$27,783
Less:
Accounts receivable	1,585
Accounts payable	(629)
Other tangible liabilities, net	(4,040)
Acquired software and developed technology (a)	8,233
Customer relationships(b)	1,614
Trademarks and trade name(c)	1,453
Recorded goodwill	$19,567

(a)	Weighted average life – 6.2 years.

(b)	Weighted average life – 6.3 years.

(c)	Weighted average life – 5.3 years.
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
The investment was consummated through the purchase of newly issued shares of UNIK for approximately $22,800. The purchase agreement also included a potential contingent consideration component based on performance milestones. Although the contingent consideration was not capped, the Company estimated the amount of the liability, at the time of acquisition, to be approximately $991 at the time of acquisition. On December 31, 2012, the Company revised the estimate based on current performance milestones to be approximately $313. On June 30, 2013, the Company finalized the contingent consideration amount based on current performance milestones and determined it to be approximately $511, which was paid on July 1, 2013. The purchase agreement further provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally the agreement provides the non-controlling shareholders with the right to put their interest back to the Company at specific times. The put options are exercisable at specific dates subject to the achievement of performance hurdles. Pricing for both the call and put options are based upon

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

multiples of UNIK’s trailing twelve month EBITDA. Using the proceeds from the acquisition of UNIK, UNIK paid down approximately $19,600 of existing financing debt.
Based on its ownership position, the Company concluded that it has acquired a controlling interest in UNIK. The Company allocated the purchase price of the acquisition based upon an estimate of the fair values of the assets acquired and liabilities assumed. Goodwill associated with the transaction is not expected to be deductible for income tax purposes. In addition, the Company has recognized and measured a redeemable non-controlling interest. The redeemable non-controlling interest represents the portion of UNIK’s net assets owned by the non-controlling shareholders and is presented in the mezzanine section on the Company’s consolidated balance sheets. The results of operations of UNIK are reflected in the Other Payment Solutions segment. The valuations of all assets and liabilities have been finalized.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Total UNIK value	$44,701
Less: Redeemable non-controlling interest	21,904
Total purchase price (includes estimated earn out of $991)	$22,797
Less:
Cash	1,566
Accounts receivable	11,726
Accounts payable	(12,640)
Other tangible liabilities, net	(36,866)
Acquired software and developed technology(a)	14,193
Customer relationships(b)	15,171
Trademarks and trade name(c)	1,272
Recorded goodwill	$28,375

(a)	Weighted average life – 6.2 years.

(b)	Weighted average life – 5.9 years.

(c)	Weighted average life – 5.5 years.
No pro forma information has been included in these financial statements as the operations of UNIK for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
Acquisition of FleetOne
On October 4, 2012, the Company acquired certain assets of FleetOne, a privately-held provider of value-based business payment processing and information management solutions. The Company purchased FleetOne to expand its fuel card and fleet management information services, as well as to accelerate its presence in the over-the-road market.
FleetOne was purchased from the private equity firms of LLR Partners and FTV Capital for approximately $376,258, net of cash acquired. The Company allocated the purchase price of the acquisition based upon an estimate of the fair values of the assets acquired and liabilities assumed. The valuations of all assets and liabilities have been finalized.
The operations at FleetOne contributed net revenues of approximately $14,200 and net earnings of approximately $1,400 from October 4, 2012, through December 31, 2012. The goodwill is expected to be deductible for tax purposes. Operations from FleetOne are reflected in the Fleet Payment Solutions segment from the date of acquisition.

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$376,258
Less:
Accounts receivable	152,527
Accounts payable	(151,647)
Other tangible liabilities, net	(693)
Acquired software and developed technology(a)	35,000
Customer relationships(b)	74,000
Trademarks and trade name(c)	4,000
Recorded goodwill	$263,071

(a)	Weighted average life – 6.7 years.

(b)	Weighted average life – 5.5 years.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

(c)	Weighted average life – 5.5 years.
The following represents unaudited pro forma operational results as if FleetOne had been included in the Company’s consolidated statements of operations as of the beginning of the fiscal years:

2012
Net revenue	$668,548
Net income	$91,065
Pro forma net income per common share:
Net income per share – basic	$2.34
Net income per share – diluted	$2.33
The pro forma financial information assumes that the companies were combined as of January 1, 2011, and includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred by the Company to integrate. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2011.

4.	Sale of Subsidiary

On July 29, 2014, the Company sold its wholly-owned subsidiary Pacific Pride for $49,664, which resulted in a pre-tax gain of $27,490. The transfer of the operations of Pacific Pride occurred on July 31, 2014. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to the Company's annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

The following is a summary of the allocation of the assets and liabilities sold:

Consideration received	$49,664
Less:
Expenses associated with the sale	1,340
Accounts receivable	48,699
Accounts payable	(53,001)
Other tangible assets and liabilities, net	828
Customer relationships	3,727
Trademarks and trade name	1,444
Goodwill	19,137
Gain on sale	$27,490

5.    Accounts Receivable and Reserves for Credit Losses
In general, the terms of the Company’s trade receivables provide for payment terms of 30 days or less. The Company does not extend revolving credit to its customers with respect to these receivables. The portfolio of receivables is considered to be a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.
At December 31, 2014, approximately 94 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. At December 31, 2013, approximately 95 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

receivables from a wide range of industries. No single customer accounted for 10 percent or more of the outstanding receivables at December 31, 2014.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2014	2013	2012
Balance, beginning of period	$10,396	$11,709	$11,526
Provision for credit losses	32,144	20,200	22,539
Charge-offs	(35,302)	(27,781)	(27,961)
Recoveries of amounts previously charged-off	6,832	6,663	5,605
Currency translation	(151)	(395)	—
Balance, end of period	$13,919	$10,396	$11,709

6.    Investments
Available-for-sale Securities
The Company’s available-for-sale securities as of December 31, 2014 and 2013, are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
Mortgage-backed securities	$820	$22	$32	$810
Asset-backed securities	1,168	—	3	1,165
Municipal bonds	545	9	—	554
Equity securities (a)	16,612	—	201	16,411
Total available-for-sale securities	$19,145	$31	$236	$18,940
2013
Mortgage-backed securities	$867	$16	$44	$839
Asset-backed securities	1,393	—	2	1,391
Municipal bonds	610	4	95	519
Equity securities (a)	13,777	—	563	13,214
Total available-for-sale securities	$16,647	$20	$704	$15,963

(a)
These securities exclude $5,927 in equity securities designated as trading as of December 31, 2014, and $4,339 as of December 31, 2013, included in other assets on the consolidated balance sheets. See Note 15 for additional information about the securities designated as trading.

The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2014 and 2013 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. The Company’s techniques used to measure the fair value of its investments are in Note 16, Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
The Company had maturities of available-for-sale securities of $337 for the year ended December 31, 2014, $1,192 for the year ended December 31, 2013, and $1,551 for the year ended December 31, 2012.
The maturity dates of the Company’s available-for-sale securities are as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	December 31,
	2014		2013
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$213	$211	$—	$—
Due after 1 year through year 5	342	341	729	728
Due after 5 years through year 10	—	—	—	—
Due after 10 years	1,158	1,167	1,274	1,182
Mortgage-backed securities with original maturities of 30 years	820	810	867	839
Equity securities with no maturity dates	16,612	16,411	13,777	13,214
Total	$19,145	$18,940	$16,647	$15,963

7.    Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
	2014	2013
Furniture, fixtures and equipment	$56,177	$44,109
Computer software	184,868	160,796
Software under development	21,937	7,675
Leasehold improvements	11,239	5,095
Capital leases	757	—
Total	274,978	217,675
Less accumulated depreciation and amortization	(169,382)	(145,400)
Total property, equipment and capitalized software, net	$105,596	$72,275
The Company did not incur significant impairment charges during 2014 and 2013. In 2012, the Company wrote-off $8,903 of software and software under development related to the over-the-road line of business. The write-off was a consequence of the Company’s decision to utilize the software acquired with the acquisition of FleetOne, during the fourth quarter of 2012, as the processing platform for its over-the-road product. This charge is included in depreciation, amortization and impairments in the consolidated statements of income. Depreciation expense, including expense associated with capital leases, was $29,758, $25,061 and $25,384 in 2014, 2013 and 2012, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

8.    Goodwill and Other Intangible Assets
The changes in goodwill during the period January 1 to December 31, 2014 were as follows:

	Fleet Payment Solutions Segment (a)	Other Payment Solutions Segment (a)	Total (a)
Gross goodwill, beginning of period (a)	$754,886	$82,514	$837,400
Impact of foreign currency translation	(16,391)	(4,222)	(20,613)
Acquisition of Evolution1	—	296,132	296,132
Sale of subsidiary	(19,137)	—	(19,137)
Acquisition of Esso portfolio in Europe	40,091	—	40,091
Gross goodwill, end of period	759,449	374,424	1,133,873
Accumulated impairment, end of period	(1,337)	(16,171)	(17,508)
Net goodwill, end of period	$758,112	$358,253	$1,116,365

(a)	The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The changes in goodwill during the period January 1 to December 31, 2013 were as follows:

	Fleet Payment Solutions Segment (a)	Other Payment Solutions Segment (a)	Total (a)

Gross goodwill, beginning of period	$779,654	$85,840	$865,494
Impact of foreign currency translation	(30,540)	(3,326)	(33,866)
Acquisition of FastCred	5,772	—	5,772
Gross goodwill, end of period (a)	754,886	82,514	837,400
Accumulated impairment, end of period	(1,337)	(16,171)	(17,508)
Net goodwill, end of period	$753,549	$66,343	$819,892
(a)     The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The Company adjusted the consolidated balance sheet amount for goodwill and intangible assets at December 31, 2013, and December 31, 2012, to account for the measurement period adjustments related to the FastCred, CorporatePay, UNIK and FleetOne and purchase price allocations.
During the third quarter of 2012, the Company determined that pricing pressure in the prepaid giftcard product in Australia would result in lower future earnings than forecasted at the time of the purchase of WEX Prepaid Cards Australia. On September 30, 2012, the Company recorded an estimated goodwill impairment loss of $16,171 related to the purchase of WEX Prepaid Cards Australia. The Company used a discounted cash flow model of the projected earnings of WEX Prepaid Cards Australia, which is a level 3 fair value measurement, to determine the amount of goodwill impairment. This amount was finalized during the fourth quarter of 2012. During the fourth quarter of 2012, the Company recorded a goodwill impairment loss of $1,337, which is a level 3 fair value measurement, related to the purchase of Financial Automation Limited, acquired in August of 2008.
The changes in intangible assets during the period January 1 to December 31, 2014, were as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Net Carrying Amount, Beginning of Period (a)	Acquisitions	Amortization	Disposals	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software and developed technology (a)	$61,590	$70,000	$(10,091)	$—	$(1,990)	$119,509
Customer relationships (a)	127,403	218,720	(28,575)	(3,727)	(3,997)	309,824
Licensing agreements	—	36,979	(390)	—	(874)	35,715
Patent	1,672	—	(380)	—	(47)	1,245
Trade name (a)	8,835	7,900	(1,186)	—	(176)	15,373
Indefinite-lived intangible assets
Trademarks, trade names and brand names	7,244	11,000	—	(1,444)	(421)	16,379
Total	$206,744	$344,599	(40,622)	(5,171)	(7,505)	498,045
(a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
During the third quarter of 2013, the Company determined that the intangible asset recorded for the trade name associated with Wright Express Corporation should be reclassified from an indefinite-lived intangible asset to a definite-lived intangible asset due to the re-branding efforts of changing from the Wright Express brand to the WEX brand initiated domestically and abroad. The Company determined that a 10 year life would be appropriate in conjunction with the re-branding strategy initiated during the third quarter of 2013.
The changes in intangible assets during the period January 1 to December 31, 2013, were as follows:

	Net Carrying Amount, Beginning of Period	Acquisition (a)	Transfer from indefinite-lived intangible assets to definite-lived intangible assets	Amortization	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software and developed technology (a)	$71,343	$826	$—	$(8,417)	$(2,162)	$61,590
Customer relationships (a)	150,290	9,515	—	(23,552)	(8,850)	127,403
Patent	2,365	—	—	(465)	(228)	1,672
Trade name (a)	7,407	—	2,421	(713)	(280)	8,835
Indefinite-lived intangible assets
Trademarks, trade names and brand names	10,545	—	(2,421)	—	(880)	7,244
Total	$241,950	$10,341	$—	$(33,147)	$(12,400)	$206,744
 (a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

Estimated Amortization Expense
2015	$50,053
2016	$49,578
2017	$49,094
2018	$45,387
2019	$41,831

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other intangible assets consist of the following:

	December 31, 2014			December 31, 2013

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount (a)
Definite-lived intangible assets
Acquired software and developed technology	$150,458	$(30,949)	$119,509	$83,844	$(22,254)	$61,590
Non-compete agreement	—	—	—	100	(100)	—
Customer relationships	394,316	(84,492)	309,824	197,424	(70,021)	127,403
Licensing agreements	36,100	(385)	35,715	—	—	—
Patent	2,697	(1,452)	1,245	2,935	(1,263)	1,672
Trade name	17,786	(2,413)	15,373	10,112	(1,277)	8,835
	$601,357	$(119,691)	481,666	$294,415	$(94,915)	199,500
Indefinite-lived intangible assets
Trademarks, trade names and brand names			16,379			7,244
Total			$498,045			$206,744
 (a)     The prior years amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.

9.    Accounts Payable
Accounts payable consists of:

	December 31,
	2014	2013
Merchants payables	$376,753	$481,325
Other payables	49,203	31,553
Total accounts payable	$425,956	$512,878

10.    Deposits, Borrowed Federal Funds and Other Debt
The following table presents information about deposits:

	December 31,
	2014	2013
Certificates of deposit with maturities within 1 year	$261,502	$453,539
Certificates of deposit with maturities greater than 1 year and less than 5 years	34,493	117,857
Interest-bearing money market deposits	330,696	222,546
Negotiable order of withdrawal deposits	314,576	276,422
Non-interest bearing customer deposits	38,286	18,566
Total deposits	$979,553	$1,088,930
Weighted average cost of funds on certificates of deposit outstanding	0.61%	0.53%
Weighted average cost of interest-bearing money market deposits	0.25%	0.25%
Weighted average cost of negotiable order of withdrawal deposits	—	—
WEX Bank has issued certificates of deposit in various maturities ranging between 2 months and 2 years and with interest rates ranging from 0.35 percent to 1.05 percent as of December 31, 2014. WEX Bank may issue certificates of deposit without limitation on the balance outstanding. WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2014, certificates of deposit were in denominations of $250 or less.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company requires non-interest bearing deposits for certain customers as collateral for credit that has been extended.
The Company also had federal funds lines of credit totaling $125,000 at December 31, 2014 and December 31, 2013. There were no borrowings against these lines of credit at December 31, 2014 and December 31, 2013.
Interest-bearing money market deposits are issued in denominations of $250 or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. As of December 31, 2014, the weighted average interest rate on interest-bearing money market deposits was 0.25 percent.
On January 11, 2012, the Company entered into an agreement with Higher One to offer negotiable order of withdrawal (“NOW”) accounts to a portion of Higher One’s customers. Higher One will provide processing and other administrative services while the Company, through its bank subsidiary WEX Bank, will establish and maintain the NOW accounts. During 2014 and 2013, the Company received non-interest bearing NOW account deposits. As of December 31, 2014, the Company has $314,576 of non-interest bearing NOW account deposits outstanding.
Other debt
UNIK debt
UNIK had approximately $7,975 of debt as of December 31, 2014, and $7,278 of debt as of December 31, 2013. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 13.9 percent as of December 31, 2014, and 15.8 percent as of December 31, 2013. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeds the WEX Bank lending limit. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent. The balance of the debt as of December 31, 2014, was $45,000, which is secured by an interest in the underlying customer receivable. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
The following table presents the average interest rates for deposits, borrowed federal funds and other debt:

	Year ended December 31,
	2014	2013	2012
Average interest rate:
Deposits	0.53%	0.51%	0.65%
Borrowed federal funds	0.38%	0.41%	0.42%
Negotiable order of withdrawal deposits	—	—	—
Interest-bearing money market deposits	0.23%	0.31%	0.49%
UNIK debt	17.15%	17.04%	22.45%
Participation agreement	2.46%	—%	—%
Average deposits and borrowed federal funds balance	$1,220,979	$1,012,806	$888,135
Average other debt (UNIK and participation agreement)	$37,876	$8,767	$9,823

11.    Derivative Instruments
Derivatives Not Designated as Hedging Instruments-Fuel Price Derivatives
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.
As of December 31, 2014, the Company had the following put and call option contracts that settle on a monthly basis and which do not have formal hedging designations:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2015 – March 2016	31,754
Fuel price derivative instruments – diesel
Put and call option contracts settling January 2015 – March 2016	15,588
Total fuel price derivative instruments	47,342

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

The following table presents information on the location and amounts of derivative fair values in the consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	$40,969	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$7,358
The following table presents information on the location and amounts of derivative gains and losses in the consolidated statements of income:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the period ended December 31,
		2014	2013
Commodity contracts	Net realized and unrealized gains(losses) on fuel price derivatives	$46,212	$(9,851)

For the Company’s North America operations, the Company typically uses derivative instruments to manage the impact of volatility in fuel prices. The Company enters into put and call option contracts (“Options”) based on the wholesale price of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the first quarter of 2016. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The Company’s fuel price risk management program is designed to purchase derivative instruments to manage its fuel price-related earnings exposure. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.

The following table presents information about the Options:

			December 31,
			2014		2013
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value	Aggregate Notional Amount (gallons)	Fair Value
Fuel price derivative instruments – unleaded fuel
Options settling July 2015 – March 2016	$2.483	$2.543	7,873	6,459	—	—
Options settling April 2015 – December 2015	$2.620	$2.680	7,562	7,109	—	—
Options settling January 2015 – September 2015	$2.625	$2.685	8,689	8,369	—	—
Options settling October 2014 – June 2015	$2.568	$2.628	5,151	4,772	7,582	(481)
Options settling July 2014 – March 2015	$2.510	$2.570	2,479	2,411	7,732	(1,076)
Options settling April 2014 – December 2014	$2.615	$2.675	—	—	7,861	(1,051)
Options settling January 2014– September 2014	$2.700	$2.760	—	—	8,182	(911)
Options settling October 2013 – June 2014	$2.485	$2.545	—	—	4,144	(1,407)
Options settling July 2013 – March 2014	$2.633	$2.693	—	—	2,364	(290)
Total fuel price derivative instruments – unleaded fuel			31,754	$29,120	37,865	$(5,216)
Fuel price derivative instruments – diesel
Options settling July 2015 – March 2016	$3.724	$3.784	3,951	2,842	—	—
Options settling April 2015 – December 2015	$3.785	$3.845	3,708	2,720	—	—
Options settling January 2015 – September 2015	$3.795	$3.855	4,300	3,464	—	—
Options settling October 2014 – June 2015	$3.785	$3.845	2,451	1,906	3,609	(318)
Options settling July 2014 – March 2015	$3.788	$3.848	1,178	917	3,691	(385)
Options settling April 2014 – December 2014	$3.800	$3.860	—	—	3,745	(436)
Options settling January 2014– September 2014	$3.810	$3.870	—	—	4,046	(516)
Options settling October 2013 – June 2014	$3.713	$3.773	—	—	1,862	(413)
Options settling July 2013 – March 2014	$3.878	$3.938	—	—	1,062	(74)
Total fuel price derivative instruments – diesel			15,588	$11,849	18,015	(2,142)
Total fuel price derivative instruments			47,342	$40,969	55,880	(7,358)

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

The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2014	2013	2012
Realized (losses)	$(2,115)	$(4,223)	$(10,641)
Unrealized gains (losses)	48,327	(5,628)	(1,724)
Net realized and unrealized gains (losses) on derivative instruments	$46,212	$(9,851)	$(12,365)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

12.  Financing Debt
2014 Credit Agreement
On August 22, 2014, the Company, entered into the agreements described below to modify certain terms of the 2013 Credit Agreement     in order to permit the additional financings and investments to facilitate the consummation of the Esso Card transaction.
On August 22, 2014, the Company entered into the 2014 Amendment Agreement. Pursuant to the 2014 Amendment Agreement, certain lenders party to the 2013 Credit Agreement consented to the amendment and restatement of the 2013 Credit Agreement in the form of the 2014 Credit Agreement.
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
Concurrently, on August 22, 2014, the Company entered into the 2014 Credit Agreement. The 2014 Credit Agreement provides for a term loan facility in an amount equal to $500,000 that matures on January 31, 2018, and a $700,000 secured revolving credit facility, secured by pledges of stock of certain subsidiaries of the Company, with a $150,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans, that terminates on January 31, 2018.
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
$400 Million Notes Outstanding
On January 30, 2013, the Company, completed a $400,000 offering in aggregate principal amount of 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to the Indenture among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
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
The Company capitalized approximately $15,547 in loan origination fees in association with these borrowings. The Company wrote-off approximately $1,000 of previous issuance costs in the first quarter of 2013.
The Company used the net proceeds of this offering to repay the outstanding amount under the revolving portion of its 2013 Credit Agreement and to pay related fees and expenses and for general corporate purposes.
2013 Credit Agreement
On January 18, 2013, the Company entered into the 2013 Credit Agreement, among the Company, as borrower, WEX Card Holdings Australia Pty Ltd, a wholly-owned subsidiary of the Company, as specified designated borrower, Bank of America, N.A., as administrative agent and letter of credit issuer, and the other lenders party thereto. The 2013 Credit Agreement provided for a five-year $300,000 term loan facility, and a five-year $800,000 secured revolving credit facility with a $150,000 sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement required that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issues more than $300,000 in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company had the option to increase the facility by up to an additional $100,000.
The 2013 Credit Agreement amended, restated and substituted for the 2011 Credit Agreement. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. A portion of the indebtedness owing under the 2013 Credit Agreement was the same indebtedness as formerly evidenced by the 2011 Credit Agreement.
2013 Credit Agreement would have matured in January 2018, unless extended pursuant to the terms of the 2013 Credit Agreement.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

2011 Credit Agreement
On May 23, 2011, the Company entered into the 2011 Credit Agreement. The 2011 Credit Agreement was secured by pledges of the stock of the Company’s foreign subsidiaries. The 2011 Credit Agreement provided for a five-year $200,000 amortizing term loan facility and a five-year $700,000 revolving credit facility with a $100,000 sub-limit for letters of credit. Term loan payments in the amount of $2,500 per quarter began on June 30, 2011, and were scheduled to continue on the last day of each September, December, March and June thereafter, through and including March 31, 2016. On the maturity date for the term agreement, May 23, 2016, the remaining outstanding principal amount of $150,000 would have been due. The Company capitalized approximately $6,200 in loan origination fees in association with this borrowing and wrote-off approximately $700 of previous issuance costs in the second quarter of 2011.
The 2011 Credit Agreement was replaced in January 2013 by the 2013 Credit Agreement.
The following table presents information about the outstanding borrowings under the 2013 and 2014 Credit Agreement:

	December 31,
	2014	2013
Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$696,250	$285,000
Outstanding balance on revolving line-of-credit and term loan with interest based on Prime	67,700	—
Outstanding balance on revolving line-of-credit and term loan with interest based on Eurocurrency	137,614	—
Outstanding balance on $400 million 4.750% interest rate notes outstanding	400,000	400,000
Total outstanding balance on revolving line-of-credit facility, term loan and notes	$1,301,564	$685,000

Weighted average rate of revolving line-of-credit facility and term loan based on LIBOR	2.92%	1.93%
Weighted average rate of revolving line-of-credit facility and term loan based on Prime	5.00%	—%
Weighted average rate of revolving line-of-credit facility and term loan based on Eurocurrency	2.88%	—%
As of December 31, 2014, the weighted average interest rate for all the financing borrowings under the 2014 Credit Agreement was 3.10 percent.
As of December 31, 2014, the Company has posted approximately $5,150 letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. Accordingly, at December 31, 2014, the Company had $279,536 of availability under the 2014 Credit Agreement, subject to the covenants as described below.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Financing Interest
The following table presents the components of financing interest expense:

	Year ended December 31,
	2014	2013	2012
2011 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$—	$350	$3,103
Interest expense based on the prime rate	—	54	1,083
Fees	—	36	1,369
Amortization of loan origination fees	—	43	1,100
$200 Million Term Loan:
Interest expense based on LIBOR	—	170	3,339
Amortization of loan origination fees	—	11	297
	$—	$664	$10,291
2013 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$573	$400	$—
Interest expense based on Prime	419	—	—
Fees	1,361	2,098	—
Amortization of loan origination fees	757	1,122	—
$300 Million Term Loan:
Interest expense based on LIBOR	3,667	5,496	—
Amortization of loan origination fees	301	491	—
	$7,078	$9,607	$—
2014 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$1,723	$—	$—
Interest expense based on Prime	972	—	—
Interest expense based on Eurocurrency	484	—	—
Fees	733	—	—
Amortization of loan origination fees	574	—	—
$500 Million Term Loan:
Interest expense based on LIBOR	4,468	—	—
Amortization of loan origination fees	276	—	—
	$9,230	$—	$—
$400 Million Notes Outstanding:
4.750% interest expense	$19,000	$17,469	$—
Amortization of loan origination fees	734	674	—
	$19,734	$18,143	$—

Realized losses on interest rate swaps	$—	$—	$109
Deferred loan costs associated with the extinguishment of debt	—	1,004	—
Other	—	1	33
Total financing interest expense	$36,042	$29,419	$10,433
Average interest rate (including impact of interest rate swaps):
Based on LIBOR	2.30%	1.93%	1.79%
Based on prime	3.89%	3.75%	3.75%
Based on Eurocurrency	2.81%	—%	—%
Average debt balance at LIBOR	$452,911	$300,056	$366,387
Average debt balance at prime	$35,765	$19,162	$28,885
Average debt balance at Eurocurrency	$17,216	$—	$—

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Debt Covenants
The 2014 Credit Agreement and the Indenture contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries; (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.
Other
As of December 31, 2014, WEX Bank pledged approximately $488,976 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $269,182 as of December 31, 2014. As of December 31, 2014, WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window.

13.  Income Taxes
Income (losses) before income taxes consisted of the following:

	Year ended December 31,
	2014	2013	2012
United States	$329,633	$249,311	$224,029
Foreign	(27,994)	(10,911)	(17,846)
Total	$301,639	$238,400	$206,183

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total
2014
Current	$43,565	$3,326	$8,009	$54,900
Deferred	$51,581	$3,979	$(8,839)	$46,721
2013
Current	$52,118	$5,176	$5,255	$62,549
Deferred	$31,020	$1,562	$(5,029)	$27,553
2012
Current	$48,632	$3,460	$18,681	$70,773
Deferred	$22,560	$(1,301)	$17,442	$38,701

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	1.6	1.9	1.0
Foreign income tax rate differential	1.1	0.8	16.8
Revaluation of deferred tax assets for tax rate changes and blending differences, net	(0.1)	—	(0.5)
Research and development credit	(0.6)	—	—
Domestic production exclusions	(4.0)	—	—
Other	0.7	0.1	0.8
Effective tax rate	33.7%	37.8%	53.1%
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2014	2013
Deferred assets related to:
Reserve for credit losses	$5,484	$4,193
Foreign tax credit	4,399	3,303
Stock-based compensation, net	11,455	9,111
Net operating loss carryforwards	36,768	11,765
Other assets	5,399	4,588
Unrealized losses, primarily related to fuel price derivatives	—	1,862
Intangibles, net	—	52,328
Total	63,505	87,150
Deferred tax liabilities related to:
Unrealized gains, primarily related to fuel price derivatives	15,554	—
Other liabilities	1,540	1,379
Property, equipment and capitalized software	11,159	9,042
Intangibles, net	71,030	—
Total	99,283	10,421
Valuation allowance primarily on net operating loss carryfowards	2,210	1,292
Deferred income taxes, net	$(37,988)	$75,437
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
	2014	2013
United States	$(34,963)	$87,940
Australia	(7,078)	(9,438)
New Zealand	185	45
The Netherlands	238	89
United Kingdom	5,607	57
Brazil	(1,977)	(3,256)
Total	$(37,988)	$75,437
The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet where a right of offset exists.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company’s primary tax jurisdictions are the United States and Australia. The Company had approximately $645,132 of state, $53,099 of federal and $53,609 of foreign net operating loss carry forwards at December 31, 2014 and approximately $561,469 of state and $31,489 of foreign net operating loss carry forwards at December 31, 2013. These U.S. losses expire at various times through 2034. Certain federal and state net operating loss carryforwards were acquired during the year in conjunction with the Evolution1 acquisition. These net operating losses were acquired and are therefore may be subject to limitations which may affect their utilizations. The Company expects to complete the review of the utilization of these net operating losses with the finalization of the purchase price allocation. The Company utilized $7,363 of U.S. federal operating losses during 2014.
The Company has not finalized the purchase accounting for the acquisition of Evolution1. Foreign losses in Brazil and the UK have indefinite carry forward periods.
The Company has established valuation allowances for the following items: (i) acquired net operating losses in the UK (ii) Evolution1’s equity investment in its minority-owned subsidiaries, and (iii) state tax credits, and in each case the Company has determined it is more likely than not that the benefits will not be utilized. No other valuation allowances have been established for any other deferred assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $7,733 at December 31, 2014, and $4,665 at December 31, 2013. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
During the third quarter of 2014, the Company completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in the Company's income tax provision. The Company has amended prior year tax returns as a result of this change in estimate which reduced the third quarter's tax expense by approximately $11,300. In addition, the current year to date tax provision was reduced by $2,400 as a result of the change in estimate.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2014	2013	2012
Beginning balance	$5,283	$6,176	$6,059
Increases related to prior year tax position	—	—	—
(Decreases) increases related to prior year tax positions, due to foreign currency exchange	(427)	(893)	117
Ending balance	$4,856	$5,283	$6,176
At December 31, 2014, the Company had $6,844 of net unrecognized tax benefits. If recognized, $6,844 would reduce the Company’s effective tax rate. The Company does not anticipate settling any unrecognized tax benefit within the next 12 months.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $1,988 as of December 31, 2014, $1,625 as of December 31, 2013 and $1,313 as of December 31, 2012, for penalties and interest related to uncertain tax positions.
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
For each year presented, there had been reassessment of the blended tax rates that are projected into the future. The net future benefits increased, which increased the associated liability to Wyndham, resulting in a $1,331, $33 and $2,089 charge to non-operating expense for the years ended December 31, 2014, 2013 and 2012, respectively.

15.  Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan. Employees are eligible to participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $3,502, $2,991 and $2,295 in matching funds to the plan for the years ended December 31, 2014, 2013 and 2012, respectively.
During 2014, the Company acquired Evolution1 which, as of the date of the acquisition, had its own employee savings plan, the Evolution1 Plan. As of December 31, 2014, the Evolution1 Plan was merged with the existing WEX plan, and the existing plan recorded a receivable for the amount of net assets available for benefits it expected to receive from the Evolution1 Plan. Subsequent to year end, net assets available for benefits totaling $21,739 were received by the plan on January 2, 2015, in a transfer from the Evolution1 Plan. On January 1, 2015, Evolution1 employees became eligible to participate in the existing WEX plan.
The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $5,927 at December 31, 2014, and $4,339 at December 31, 2013. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $5,927 at December 31, 2014, and $4,339 at December 31, 2013. Such amounts are included in other assets on the consolidated balance sheet.
The Company has defined benefit pension plans in Germany and Norway related to the Esso portfolio in Europe transaction. The total net unfunded status for the Company’s foreign defined benefit pension plans was $4,900 as of December 31, 2014 and was recognized as a liability in the consolidated balance sheet. The Company will measure these plan obligations on an annual basis. Any change in fair value to the defined benefit pension plans will be recorded in other comprehensive income.

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
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels for 2014:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$810	$—	$810	$—
Asset-backed securities	1,165	—	1,165	—
Municipal bonds	554	—	554	—
Equity securities	16,411	16,411	—	—
Total available-for-sale securities	$18,940	$16,411	$2,529	$—
Executive deferred compensation plan trust (a)	$5,927	$5,927	$—	$—
Fuel price derivatives – unleaded fuel (b)	$29,120	$—	$29,120	$—
Fuel price derivatives – diesel (b)	11,849	—	—	11,849
Total fuel price derivatives	$40,969	$—	$29,120	$11,849

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2013:

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$839	$—	$839	$—
Asset-backed securities	1,391	—	1,391	—
Municipal bonds	519	—	519	—
Equity securities	13,214	13,214	—	—
Total available-for-sale securities	$15,963	$13,214	$2,749	$—
Executive deferred compensation plan trust (a)	$4,339	$4,339	$—	$—
Liabilities:
Fuel price derivatives – unleaded fuel (b)	$5,216	$—	$5,216	$—
Fuel price derivatives – diesel (b)	2,142	—	—	2,142
Total fuel price derivatives	$7,358	$—	$5,216	$2,142

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.
The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Fuel Price Derivatives – Diesel
Beginning balance	$(2,142)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	13,990
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers (in)/out of Level 3	—
Ending balance	$11,848

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

(a)
Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2014, are reported in net realized and unrealized gains and (losses) on fuel price derivatives on the consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2013:

	Contingent Consideration	Fuel Price Derivatives – Diesel
Beginning balance	$(313)	$(107)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(198)	(2,035)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in/(out) of Level 3	511	—
Ending balance	$—	$(2,142)

(a)
Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2013, are reported in net realized and unrealized gains and (losses) on fuel price derivatives on the consolidated statements of income. Gains and losses on the change of estimate on the contingent consideration are included in other expenses and loss of foreign currency transactions on the consolidated statements of income.

Available-for-sale securities and executive deferred compensation plan trust
When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of exchange-traded equity securities.
For mortgage-backed and asset-backed debt securities and bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2. The obligations related to the deferred compensation plan trust are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.
$400 Million Notes outstanding
The Notes outstanding as of December 31, 2014, have a carrying value of $400,000 and fair value of $388,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$11,849	Option model	Future retail price of diesel fuel after December 31, 2014	3.72 – 3.86

Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the first quarter of 2015 through the first quarter of 2016. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.
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

17.  Non-controlling interest
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK, a provider of payroll cards in Brazil. The purchase agreement provides the Company with a call option which allows the Company to acquire the remaining shares at specific times over a three-year period. Additionally, the agreement provides the non-controlling shareholders with the right to put their interest back to the Company at specific times. This redeemable non-controlling interest was measured at fair value at the date of acquisition. The Company believes that it is probable that the non-controlling interest in UNIK will become redeemable. However, as of December 31, 2014, the Company has determined that no accretion to the fair value of the non-controlling interest is necessary as the fair value of the put option at the time of redemption is expected to approximate the value of the non-controlling interest.
The redeemable non-controlling interest is reported on the Company’s consolidated balance sheets as “Redeemable non-controlling interest.”
A reconciliation of redeemable non-controlling interests for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Balance, beginning of period	$18,729	$21,662
Net income (loss) attributable to redeemable non-controlling interest	198	(401)
Currency translation adjustment	(2,337)	(2,532)
Ending balance	$16,590	18,729

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Balance, beginning of period	$519	$—
Non-controlling interest investment	21,267	1,032
Net loss attributable to non-controlling interest	(2,391)	(509)
Currency translation adjustment	(1,999)	(4)
Ending balance	$17,396	$519

18.  Commitments and Contingencies

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Regulatory matters
Based on recent regulatory action against another financial institution that utilizes the services of one of our deposit program partners in a similar manner to us, the FDIC could deem some of the charging practices by our deposit program partner to be in violation of applicable regulations. The FDIC or other regulatory authorities could bring an action against WEX Bank alleging violations. WEX Bank could be financially penalized by regulatory authorities in connection with such fee practices. Our program partner has contractually indemnified WEX Bank for portions of such liability. In the opinion of management, this potential regulatory action will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Extension of Credit to Customers
The Company had aggregate commitments of approximately $5,927,000 at December 31, 2014, and $5,650,000 at December 31, 2013, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time. These amounts are not recorded on the consolidated balance sheet.
Operating and Capital Leases
The Company leases office space, equipment, and vehicles under non-cancelable operating and capital lease agreements that expire at various dates through 2023. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $8,838 for the year ended December 31, 2014, $7,257 for the year ended December 31, 2013 and $5,601 for the year ended December 31, 2012. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease expense related to information technology hardware and software leases totaled $9,852 for the year ended December 31, 2014, $8,249 for the year ended December 31, 2013, and $6,959 for the year ended December 31, 2012. These amounts were included in technology leasing and support on the consolidated statements of income.
Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Operating	Capital
2015	$10,774	$1,371
2016	7,554	847
2017	6,209	—
2018	5,251	—
2019	2,160	—
2020 and thereafter	3,526	—
Total minimum lease payments	$35,474	$2,218
Less: Amount representing interest		$137
Total obligations under capital lease		$2,081

19.  Accumulated Other Comprehensive (Loss) Income
A reconciliation of accumulated other comprehensive (loss) income for the twelve month periods ended December 31, 2014 and 2013, is as follows:

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	2014		2013
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(433)	$(15,062)	$197	$37,182
Other comprehensive (loss) income	304	(35,390)	(630)	(52,244)
Ending balance	$(129)	$(50,452)	$(433)	$(15,062)
No significant amounts were reclassified from accumulated other comprehensive (loss) income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized loss as of December 31, 2014 was $1,453 and the total tax effect on accumulated unrealized loss was $173 as of December 31, 2013.

20.  Cash and Dividend Restrictions
Cash
WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2014 and 2013 was $31,127 and $28,384, respectively.

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
WEX Bank complied with the aforementioned dividend restrictions for the years ended December 31, 2014, 2013, and 2012.

21.  Stock-Based Compensation
In May of 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. The Plan, which is stockholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for up to 3,800 shares of common stock. The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2014, the Company had four stock-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $13,790 for 2014, $9,429 for 2013, and $11,016 for 2012.

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

A summary of the status of the Company’s RSUs as of December 31, 2014, and changes during the year then ended is presented below:

	Units	Weighted- Average per share Grant- Date Fair Value
Restricted Stock Units
Balance at January 1, 2014	177	$67.28
Granted	85	$86.59
Vested – shares issued	(82)	$67.58
Vested – shares deferred (a)	(1)	$90.75
Forfeited	(27)	$76.86
Withheld for taxes (b)	(47)	$64.85
Balance at December 31, 2014	105	$82.45

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

As of December 31, 2014, there was $4,068 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of shares granted was $7,376 during 2014, $9,757 during 2013, and $7,830 during 2012. The total fair value of shares vested was $8,545 during 2014, $5,259 during 2013, and $6,347 during 2012.
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
A summary of the status of the Company’s DSUs as of December 31, 2014, and changes during the year is presented below:

	Units	Weighted- Average per share Grant-Date Fair Value
Deferred Stock Units
Balance at January 1, 2014	93	$26.35
Awards	1	$99.64
Converted from RSUs	1	$90.75
Balance at December 31, 2014	95	$27.79

There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and it is expensed at that time. The total fair value of shares granted and vested was $189 during 2014, $137 during 2013, and $150 during 2012.

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
A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2014, and changes during the year then ended is presented below:

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average per share Grant-Date Fair Value
Performance Based Restricted Stock Units
Balance at January 1, 2014	16	67	131	$77.94
Granted	64	209	402	$92.21
Forfeited	(6)	(25)	(50)	$89.80
Canceled / Converted to RSUs	(16)	(65)	(128)	$78.45
Balance at December 31, 2014	58	186	355	$92.39
The range of unrecognized compensation cost related to the PBRSU awards is from $3,886 at threshold (below targeted performance), $11,058 at target and up to $20,910 at maximum (above targeted performance), as of December 31, 2014, depending on whether certain performance conditions are met. That cost is expected to be recognized over a weighted-average period of 1.9 years The total grant-date fair value of shares granted at target was $19,239 during 2014, $5,356 during 2013, and $4,308 during 2012. The total grant-date fair value of shares converted to RSUs and subsequently vested was $2,474 during 2014, $9,075 during 2013, and $1,382 during 2012.
Stock Options
The fair value of each option award is estimated on the grant date using the following assumptions and a Black-Scholes-Merton option-pricing model. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding. The Company also estimates expected volatilities that are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The option-pricing model includes a risk-free interest rate for the period matching the expected term of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield used in the option-pricing model is the calculated yield on the Company’s stock at the time of the grant.
The stock options granted under the plan related to the Company’s employees consisted of:

	Shares	Weighted- Average per share Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2014	49	$13.59
Granted	—	—
Exercised	(18)	$13.58
Forfeited or expired	—	—
Outstanding at December 31, 2014	31	$13.59	2.17	$2,651
Exercisable on December 31, 2014	31	$13.59	2.17	$2,651
Vested and expected to vest at December 31, 2014	31	$13.59	2.17	$2,651

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $1,543, $3,632 and $10,555, respectively. No options have been granted since March of 2010.

22.  Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are reviewed separately because each operating segment represents a strategic business unit that generally offers different products and serves different markets. The operating segments are aggregated into the two reportable segments as described below.
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes for fair value changes of derivative instruments, the amortization of purchased intangibles, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on the extinguishment of a portion of the tax receivable agreement, gain or losses on divestitures and adjustments attributable to non-controlling interests.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment. Evolution1 contributed net revenues of approximately $35,976 and are not significant to the adjusted pre-tax income before NCI. No single customer makes up more than 7 percent of the total consolidated revenue at December 31, 2014. Total assets are not allocated to the segments.
The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents the Company’s reportable segment results for the years ended December 31, 2014, 2013 and 2012:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Year ended December 31, 2014
Fleet Payment Solutions	$562,169	$2,778	$26,046	$200,081
Other Payment Solutions	255,478	3,659	3,712	89,178
Total	$817,647	$6,437	$29,758	$289,259
Year ended December 31, 2013
Fleet Payment Solutions	$527,424	$1,802	$23,351	$218,187
Other Payment Solutions	190,039	2,485	1,710	68,796
Total	$717,463	$4,287	$25,061	$286,983
Year ended December 31, 2012
Fleet Payment Solutions	$470,591	$3,377	$23,721	$214,657
Other Payment Solutions	152,560	1,613	1,663	48,131
Total	$623,151	$4,990	$25,384	$262,788

The following table reconciles adjusted pre-tax income before NCI to net income before income taxes:

	Year ended December 31,
	2014	2013	2012
Adjusted pre-tax income before NCI	$289,259	$286,983	$262,788
Unrealized gains (losses) on derivative instruments	48,327	(5,628)	(1,724)
Amortization of acquired intangible assets	(40,622)	(33,147)	(23,468)
Stock-based compensation	(13,790)	(9,429)	(11,016)
Goodwill impairment	—	—	(17,508)
Deferred loan costs associated with the extinguishment of debt	—	(1,004)	—
Non-cash adjustments related to tax receivable agreement	(1,331)	(33)	(2,089)
Change in tax refund due to former shareholders of RD Card Holdings Australia	—	—	9,750
Gain on divestiture	27,490	—	—
Expenses and adjustments related to acquisitions	(7,694)	658	(10,550)
Income before income taxes	$301,639	$238,400	$206,183

Beginning in 2014, adjusted pre-tax income before NCI excludes the expense of stock-based compensation and certain acquisition related expenses. For comparative purposes, adjusted pre-tax income before NCI for the prior period has been adjusted to reflect the exclusion of stock-based compensation and differs from the figures previously reported due to this adjustment. The Company believes these adjustments make this non-GAAP measurement more comparable to its peers. In addition, in light of the sale of Pacific Pride Services LLC, the Company has decided that the gain or loss associated with a divestiture will not be included in Adjusted Net Income attributable to WEX Inc., which it believes is consistent with the Company's practice of excluding other non-recurring items associated with strategic transactions. The Company recognized a gain on the sale of Pacific Pride.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Geographic Data

	Year ended December 31,
	2014	2013	2012
Total revenues:
United States	$708,827	$627,282	$541,404
Australia	57,897	61,645	68,932
Other international	50,923	28,536	12,815
Total revenues	$817,647	$717,463	$623,151
Goodwill:
United States	$866,313	$589,319	$589,319
Australia	165,688	180,274	210,746
Other international	84,364	50,299	47,921
Total goodwill	$1,116,365	$819,892	$847,986
Other intangible assets, net
United States	$388,717	$118,808	$135,386
Australia	32,123	43,385	62,757
Other international	77,205	44,551	43,807
Total other intangibles assets, net	$498,045	$206,744	$241,950
Property, equipment and capitalized software
United States	$72,334	$59,817	$47,915
Australia	6,280	5,988	7,383
International	26,982	6,470	4,799
Total property, equipment and capitalized software	$105,596	$72,275	$60,097

No single county, other than the United States and Australia, made up more than 3 percent of total revenues for any of the years presented.
23. Subsequent Event

On January 7, 2015, the Company sold its operations of rapid! PayCard for $20,000, subject to a working capital adjustment, which resulted in an estimated pre-tax gain of approximately $4,000. The Company's primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries . As such, the Company divested the operations of rapid! PayCard. The operations of rapid! PayCard were not material to the Company's annual revenue, net income or earnings per share.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

24.  Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2014 and 2013, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
2014
Total revenues	$182,068	$201,581	$222,134	$211,864
Operating income	$61,537	$80,329	$102,530	$61,842
Net earnings attributable to WEX Inc.	$36,542	$43,333	$74,443	$47,893
Earnings per share:
Basic	$0.94	$1.12	$1.92	$1.23
Diluted	$0.93	$1.11	$1.91	$1.23
2013
Total revenues	$165,370	$178,285	$191,525	$182,283
Operating income	$60,530	$67,081	$77,893	$71,235
Net earnings attributable to WEX Inc.	$28,689	$42,213	$43,838	$34,468
Earnings per share:
Basic	$0.74	$1.08	$1.12	$0.88
Diluted	$0.73	$1.08	$1.12	$0.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
WEX Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2014.
Management excluded from its assessment the internal control over financial reporting at Evolution1, which was acquired on July 16, 2014 and the Esso portfolio in Europe, which was acquired on December 1, 2014, and whose financial statements constitute, collectively, 6.9 percent of total operating assets and 4.8 percent of revenues, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A, management excluded from its assessment the internal control over financial reporting at Evolution1, which was acquired on July 16, 2014, and the Esso portfolio in Europe ("Esso"), which was acquired on December 1, 2014, and whose financial statements constitute, collectively, 6.9% of total operating assets and 4.8% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Evolution1 and Esso. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report February 26, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 26, 2015

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2015 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2015 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Financial Statements on page 55).
2. The exhibit index attached to this Annual Report on Form 10-K is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 26, 2015	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2015	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

February 26, 2015	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

February 26, 2015	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

February 26, 2015	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

February 19, 2015	/s/ Eric Duprat
Eric Duprat
Director

February 26, 2015	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 26, 2015	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

February 18, 2015	/s/ George L. McTavish
George L. McTavish
Director

February 26, 2015	/s/ Kirk Pond
Kirk Pond
Director

February 26, 2015	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 24, 2015	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

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

3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2014, File No. 001-32426)

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

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6
Credit Agreement, dated as of May 22, 2007, among Wright Express Corporation, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC and SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers, SunTrust Bank, Inc., as syndication agent, BMO Capital Markets, KeyBank National Association, and TD Banknorth, N.A., as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.7
Guaranty, dated as of May 22, 2007, by and among Wright Express Corporation, the subsidiary guarantors party thereto, and Bank of America, N.A., as administrative agent for the lenders party to the Credit Agreement (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2007, File No. 001-32426)

10.8
Incremental Amendment Agreement among Wright Express Corporation, as borrower; Bank of America, N.A., as administrative agent, swing line lender and L/C issuer; Banc of America Securities LLC; SunTrust Robinson Humphrey, a division of SunTrust Capital Markets, Inc., as joint lead arrangers and joint book managers; SunTrust Bank, Inc., as syndication agent; and with other lenders (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 3, 2008, File No. 001-32426)

10.9
Amendment to Credit Agreement, dated as of June 26, 2009, among Wright Express Corporation, as borrower, each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.10
Credit Agreement, dated as of May 23, 2011, by and among Wright Express Corporation and certain of its subsidiaries, as borrowers, Wright Express Card Holdings Australia Pty Ltd, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.11
Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.12
Domestic Subsidiary Guaranty, dated as of May 23, 2011, by and among Wright Express Corporation, certain Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.13
Pledge Agreement, dated as of May 23, 2011, by and among Wright Express Corporation, certain Domestic Subsidiary Guarantors and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.14
Share Mortgage, dated as of May 23, 2011, by and among Wright Express Corporation and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on May 26, 2011, File No. 001-32426)

10.15
Reaffirmation Agreement, dated as of January 18, 2013, among WEX INC., Wright Express Card Holdings Australia PTY LTD., and certain guarantors and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit No. 10.15 to our Annual Report on Form 10-K filed with the SEC on February 28, 2013, File No. 001-32426)

10.16
Amended and Restated Credit Agreement, dated as of January 18, 2013, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto Merrill Lynch, Pierce Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, SunTrust Bank, and Wells Fargo Bank, National Association as co-syndication agents, RBS Citizens, N.A., KeyBank National Association, and Bank of Montreal, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.16 to our Annual Report on Form 10-K filed with the SEC on February 28, 2013, File No. 001-32426)

10.17
Second amended and Restated Agreement, dated as of August 22, 2014, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto Merrill Lynch, Pierce Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, SunTrust Bank, and Wells Fargo Bank, National Association as co-syndication agents, RBS Citizens, N.A., KeyBank National Association, and Bank of Montreal, as co-documentation agents, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014, File No. 001-32426)

10.18
Amendment and Restatement Agreement, dated as of August 22, 2014, by and among WEX Inc. as the Company, the Lenders party hereto and Bank of America, N.A. as administrative agent and Merrill Lynch, Pierce Fenner & Smith Incorporated, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014, File No. 001-32426)

10.19
Amended and Restated Guaranty, dated as of August 22, 2014, between WEX Inc., and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2014, File No. 001-32426)

* 10.20
First Amendment to Second Amended and Restated Credit Agreement dated as of November 20, 2014, by and among, WEX Inc. as the Company, the Lenders party hereto and Bank of America, N.A. as administrative agent.

† 10.21
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

† 10.22
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.23
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.24
2013 Amended and Restated WEX Inc. Short-Term Incentive Program (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

† 10.25	2013 Corporate Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.22 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

† 10.26
2013 International Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

†* 10.27	2013 FleetOne Integration Long-Term Incentive Program

†* 10.28	2014 Amended and Restated WEX Inc. Short-Term Incentive Program

† 10.29
2014 Form of Annual Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.30	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.31
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

†* 10.32	George Hogan WEX Inc. Special Incentive Plan

† 10.33
Amended and Restated Wright Express Corporation Severance Pay Plan for Officers (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.34	Employment Agreement with Michael E. Dubyak (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.35
Transition Agreement by and between the Company and Michael E. Dubyak, dated April 29, 2013 (incorporated by reference to Exhibit No. 99.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2013, File No. 001-32426)

† 10.36
Amendment to Transition Agreement by and between the Company and Michael E. Dubyak, dated March 26, 2014 (incorporated by reference to Exhibit No. 99.1 to our Current report on Form 8-K filed with the SEC on April 1, 2014, File No. 001-32426)

† 10.37
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.38
Executive Retention Agreement, dated April 6, 2011, between David Maxsimic and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 12, 2011, File No. 001-32426)

† 10.39
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.40
Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.41
Wright Express UK Limited and Gareth Gumbley Service Agreement, effective January 1, 2011 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on May 5, 2011, File No. 001-32426)

† 10.42
Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.43
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.44
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.45
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.46
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.47
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.48
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.49
Form of Wright Express Corporation Restricted Stock Unit Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.30 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.50
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.51
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.52
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.53
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.54
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.55
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.56
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.57
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.58
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.59
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.60
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.61
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.62
Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.63
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.64
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.65
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.66
Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.67
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.68
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.69
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.70
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.71
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.72
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.73
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.74
ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.75
ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.76
Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.77
The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.78
ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.79
Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.80
Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.81
ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.82
Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.83
Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.71 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

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