Form 10-Q
period 2015-03-31
WEX Inc.
filed 2015-05-01
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2015
Common Stock, $0.01 par value per share	38,649,122 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns, payments, transaction processing activity and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standard; breaches of the Company’s technology systems and any resulting negative impact on our reputation, or liabilities, or loss of relationships with customers or merchants; fuel price volatility; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding notes on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2015. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$511,017	$284,763
Accounts receivable (less reserve for credit losses of $11,513 in 2015 and $13,919 in 2014)	1,804,688	1,865,538
Income taxes receivable	9,506	6,859
Available-for-sale securities	19,011	18,940
Fuel price derivatives, at fair value	31,624	40,969
Property, equipment and capitalized software (net of accumulated depreciation of $168,224 in 2015 and $169,382 in 2014)	108,166	105,596
Deferred income taxes, net	10,270	5,764
Goodwill	1,085,513	1,116,914
Other intangible assets, net	472,062	498,045
Other assets	201,120	175,506
Total assets	$4,252,977	$4,118,894
Liabilities and Stockholders’ Equity
Accounts payable	$525,263	$425,956
Accrued expenses	119,853	137,227
Deposits	1,133,569	979,553
Revolving line-of-credit facilities and term loan	815,872	901,564
Deferred income taxes, net	61,235	43,752
Notes outstanding	400,000	400,000
Other debt	51,160	52,975
Amounts due under tax receivable agreement	69,637	69,637
Other liabilities	12,516	13,919
Total liabilities	3,189,105	3,024,583
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	13,647	16,590
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,063 shares issued in 2015 and 43,021 in 2014; 38,733 shares outstanding in 2015 and 38,897 in 2014	431	430
Additional paid-in capital	179,590	179,077
Non-controlling interest	13,644	17,396
Retained earnings	1,104,075	1,081,730
Accumulated other comprehensive income	(75,173)	(50,581)
Less treasury stock at cost; 4,428 shares in 2015 and 4,218 shares in 2014	(172,342)	(150,331)
Total stockholders’ equity	1,050,225	1,077,721
Total liabilities and stockholders’ equity	$4,252,977	$4,118,894
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Fleet payment solutions	$128,490	$135,435
Other payment solutions	73,795	46,633
Total revenues	202,285	182,068
Expenses
Salary and other personnel	58,417	43,902
Restructuring	8,559	—
Service fees	30,070	26,305
Provision for credit losses	3,914	9,090
Technology leasing and support	9,434	7,027
Occupancy and equipment	4,997	4,366
Depreciation, amortization and impairment	21,387	15,018
Operating interest expense	1,579	1,288
Cost of hardware and equipment sold	1,109	948
Other	15,794	12,587
Gain on divestiture	(1,215)	—
Total operating expenses	154,045	120,531
Operating income	48,240	61,537
Financing interest expense	(12,088)	(7,356)
Net foreign currency (loss) gain	(4,376)	1,033
Net realized and unrealized gain on fuel price derivative instruments	2,749	1,845
Income before income taxes	34,525	57,059
Income taxes	14,492	20,979
Net income	20,033	36,080
Less: Net loss attributable to non-controlling interests	(2,312)	(462)
Net earnings attributable to WEX Inc.	$22,345	$36,542
Net earnings attributable to WEX Inc. per share:
Basic	$0.58	$0.94
Diluted	$0.57	$0.93
Weighted average common shares outstanding:
Basic	38,859	38,966
Diluted	38,952	39,145
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$20,033	$36,080
Changes in available-for-sale securities, net of tax effect of $53 and $43 for the three months ended March 31, 2015 and 2014	91	74
Foreign currency translation	(29,066)	14,779
Comprehensive (loss) income	(8,942)	50,933
Less: comprehensive (loss) income attributable to non-controlling interests	(6,695)	318
Comprehensive (loss) income attributable to WEX Inc.	$(2,247)	$50,615
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	8	—	105	—	—	—	—	105
Tax benefit from stock option and restricted stock units	—	—	1,010	—	—	—	—	1,010
Stock issued upon vesting of restricted and deferred stock units	63	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(883)	—	—	—	—	(883)
Purchase of shares of treasury stock	(181)	—	—	—	(16,948)	—	—	(16,948)
Changes in available-for-sale securities, net of tax effect of $43	—	—	—	74	—	—	—	74
Foreign currency translation	—	—	—	13,999	—	—	4	14,003
Net income	—	—	—	—	—	36,542	(295)	36,247
Balance at March 31, 2014	38,877	$430	$169,122	$(1,422)	$(147,514)	$916,061	$228	$936,905
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	1	—	14	—	—	—	—	14
Tax expense from stock option and restricted stock units	—	—	(364)	—	—	—	—	(364)
Stock issued upon vesting of restricted and deferred stock units	45	1	—	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings		—	863	—	—	—	—	863
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $53	—	—	—	91	—	—	—	91
Foreign currency translation	—	—	—	(24,683)	—	—	(1,451)	(26,134)
Non-controlling interest investment	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	22,345	(2,301)	20,044
Balance at March 31, 2015	38,733	$431	$179,590	$(75,173)	$(172,342)	$1,104,075	$13,644	$1,050,225
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$20,033	$36,080
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	9,345	(2,823)
Stock-based compensation	3,218	2,423
Depreciation, amortization and impairment	22,155	15,612
Gain on divestiture	(1,215)	—
Deferred taxes	13,854	10,066
Foreign currency remeasurement	15,768	—
Restructuring charge	8,567	—
Provision for credit losses	3,914	9,090
Loss on disposal of property, equipment and capitalized software	145	338
Changes in operating assets and liabilities:
Accounts receivable	17,826	(271,782)
Other assets	(25,512)	(8,455)
Accounts payable	110,331	131,448
Accrued expenses	(23,921)	(6,499)
Income taxes	(1,558)	5,708
Other liabilities	(1,303)	1,038
Net cash provided by (used for) operating activities	171,647	(77,756)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(12,074)	(11,382)
Purchases of available-for-sale securities	(86)	(70)
Maturities of available-for-sale securities	159	93
Proceeds from divestiture	16,708	—
Net cash provided by (used for) investing activities	4,707	(11,359)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	(364)	1,010
Repurchase of share-based awards to satisfy tax withholdings	(2,355)	(3,306)
Proceeds from stock option exercises	14	104
Net change in deposits	155,715	101,288
Other debt	(485)	3,429
Net activity on 2014 revolving credit facility	(72,431)	—
Net activity on term loan	(6,875)	(3,750)
Purchase of shares of treasury stock	(22,011)	(16,948)
Net cash provided by financing activities	51,208	81,827
Effect of exchange rate changes on cash and cash equivalents	(1,308)	574
Net change in cash and cash equivalents	226,254	(6,714)
Cash and cash equivalents, beginning of period	284,763	361,486
Cash and cash equivalents, end of period	$511,017	$354,772
Supplemental cash flow information
Interest paid	$17,698	$13,262
Income taxes paid	$2,745	$4,041
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
Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. for fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, gains on the extinguishment of a portion of the tax receivable agreement, gain or losses on divestitures and adjustments attributable to non-controlling interests, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-04	Accounting Standards Update No. 2015-04 Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
ASU 2015-05	Accounting Standards Update No. 2015-05 Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
European fleet business	Primarily includes our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014 ("Esso portfolio in Europe")
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Pacific Pride	Pacific Pride Services, LLC, previously a wholly owned subsidiary, sold on July 29, 2014
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SEC	Securities and Exchange Commission
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority owned subsidiary
WEX	WEX Inc.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2015.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the Board tentatively decided to defer the original effective date of interim and annual reporting periods beginning after December 15, 2016 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before the original public entity effective date (that is, annual periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.
In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. The standard requires entities to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The new standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. Entities would apply the new guidance retrospectively to all prior periods and provide the applicable disclosures for a change in accounting principal: (i) the nature of and reason for the change in accounting principle; (ii) the transition method; (iii) a description of the prior-period information that has been retrospectively adjusted; and, (iv) the effect of the change on the financial statement line item. The adoption of this standard affects presentation only and, as such, is not expected to have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-04 related to using a practical expedient for the measurement date of an employer’s defined benefit obligation and plan assets.The new standard gives an entity with a fiscal year-end that does not coincide with a calendar month-end the ability, as a practical expedient, to measure its defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. Additionally, the new standard provides guidance on accounting for (i) contributions to the plan and (ii) significant events that require a remeasurement (e.g., a plan amendment, settlement, or curtailment) that occur during the period between a month-end measurement date and the employer’s fiscal year-end. An entity should reflect the effects of those contributions or significant events in the measurement of the retirement benefit obligations and related plan assets. As a separate practical expedient, an entity may elect to measure the effects of a significant event as of the calendar month-end closest to the date of the significant event. The new standard is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted and the new standard should be applied prospectively. The Company does not believe that the adoption of ASU 2014-05 will have a material impact on its results of operations.
In April 2015, the FASB issued ASU 2015-05 related to customer's accounting for fees paid in a cloud computing arrangement. The new standard requires a customer to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under accounting guidance for internal-use software. Early adoption is permitted for all entities. An entity can elect to adopt the amendments either (i)

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. The Company does not believe that the adoption of ASU 2014-05 will have a material impact on its results of operations.

3.	Business Acquisitions
Esso portfolio in Europe
On December 1, 2014, the Company acquired certain assets of the Esso portfolio in Europe through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership. The Company paid $377,618 in cash, which includes an $80,000 advance payment made in the third quarter of 2014. The purchase price is subject to an estimated future working capital adjustment that is expected to be settled in 2015. The transaction was financed through the Company’s cash on hand and existing credit facility. Under the terms of the transaction, WEX purchased ExxonMobil’s commercial fleet fuel card program which includes operations, funding, pricing, sales and marketing in nine countries in Europe. As part of the transaction, both parties have agreed to enter into a long term supply agreement to serve the current and future Esso Card customers and to grow the business. The Company entered into this transaction in order to expand its presence in the European market and to broaden its international footprint, while laying the foundation for further expansion.
During the fourth quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Esso portfolio in Europe transaction. During the first quarter of 2015, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $549, a decrease in accounts receivable of $2 and a decrease in other tangible assets and liabilities, net, including consideration receivable of $547. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation as well as performing procedures to verify the completenesses and accuracy of the data used in the independent valuation of all assets and liabilities. The Company has not finalized the purchase accounting. Goodwill related to this transaction is expected to be deductible for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired and consideration receivable)	$377,618
Less:
Accounts receivable	303,376
Other tangible assets and liabilities, net	(11,097)
Licensing agreements(a)	36,979
Customer relationships(b)	7,720
Recorded goodwill	$40,640

(a)	Weighted average life – 4.6 years.

(b)	Weighted average life – 7.2 years.

Supplemental pro forma financial information related to the Esso portfolio in Europe acquisition has not been provided as it would be impracticable to do so. Historical financial information regarding the acquired assets is not accessible and, thus, the amounts would require estimates to be significant and render the disclosure irrelevant.
Acquisition of Evolution1
On July 16, 2014, the Company acquired all of the outstanding stock of Evolution1, a leading provider of cloud-based technology and payment solutions within the healthcare industry, for approximately $532,174 in cash. The transaction was financed through the Company’s cash on hand and existing credit facility. Evolution1 developed and operates an all-in-one, multi-tenant technology platform, card products, and mobile offering that supports a full range of healthcare account types. This includes consumer-directed payments for health savings accounts, health reimbursement arrangements, flexible spending accounts, voluntary employee beneficiary associations, and defined contribution and wellness programs. The Company acquired Evolution1 to enhance the Company's capabilities and positioning in the growing healthcare market.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

During the third quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Evolution1 acquisition. During the fourth quarter of 2014, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation of the tax assets and liabilities and has not finalized the purchase accounting. Evolution1 had previously recorded goodwill on its financial statements from a prior acquisition, some of which is expected to be deductible for tax purposes. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$532,174
Less:
Accounts receivable	8,418
Accounts payable	(175)
Deferred tax liabilities, net	(68,516)
Other tangible assets and liabilities, net	(3,585)
Acquired software and developed technology(a)	70,000
Customer relationships(b)	211,000
Trade name(c)	7,900
Trade name(d)	11,000
Recorded goodwill	$296,132

(a)	Weighted average life – 6.4 years.

(b)	Weighted average life – 9.7 years.

(c)	Weighted average life – 9.9 years.

(d)	Indefinite-lived

The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s unaudited condensed consolidated statements of operations as of the beginning of the fiscal period ended:

Three months ended March 31,
2014
Revenue	$205,270
Net income attributable to WEX Inc.	$38,581
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$0.99
Net income per share – diluted	$0.99
The pro forma financial information assumes that the companies were combined as of January 1, 2013, and includes the business combination accounting impact from the acquisition, including acquisition related expenses, amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2014.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

4.	Sale of Subsidiary and Assets
rapid! PayCard
On January 7, 2015, the Company sold the assets of its operations of rapid! PayCard for $20,000, subject to final working capital adjustments which resulted in a pre-tax gain of approximately $1,215. The Company's primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, the Company divested the operations of rapid! PayCard. The operations of rapid! PayCard were not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its Other Payment Solution segment.
Pacific Pride
On July 29, 2014, the Company sold its wholly owned subsidiary Pacific Pride for $49,664, which resulted in a pre-tax gain of $27,490. The transfer of the operations of Pacific Pride occurred on July 31, 2014. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to the Company's annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Payment Solution segment.

The following is a summary of the allocation of the assets and liabilities sold:

Consideration received	$49,664
Less:
Expenses associated with the sale	1,340
Accounts receivable	48,699
Accounts payable	(53,001)
Other tangible assets and liabilities, net	828
Customer relationships	3,727
Trademarks and trade name	1,444
Goodwill	19,137
Gain on sale	$27,490

5.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer made up more than seven percent of the outstanding receivables at March 31, 2015.
As of March 31, 2015, approximately 95 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of March 31, 2014, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 99 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$13,919	$10,396
Provision for credit losses	3,914	9,090
Charge-offs	(7,367)	(8,107)
Recoveries of amounts previously charged-off	1,210	1,697
Currency translation	(163)	87
Balance, end of period	$11,513	$13,163

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first three months of 2015 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2015	$759,998	$374,424	$1,134,422
Impact of foreign currency translation	(15,095)	(3,920)	(19,015)
Sale of rapid! PayCard	—	(12,386)	(12,386)
Gross goodwill, March 31, 2015	744,903	358,118	1,103,021
Accumulated impairment, March 31, 2015	(1,337)	(16,171)	(17,508)
Net goodwill, March 31, 2015	$743,566	$341,947	$1,085,513
As described in Note 3, the Company adjusted the amount of goodwill as of December 31, 2014 in the accompanying unaudited condensed consolidated balance sheet to account for the measurement period adjustments to the Esso portfolio in Europe purchase price allocation.
The Company had no impairments to goodwill during the three months ended March 31, 2015.
Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.
Other Intangible Assets
The changes in other intangible assets during the first three months of 2015 were as follows:

	Net Carrying Amount, January 1, 2015	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, March 31, 2015
Definite-lived intangible assets
Acquired software and developed technology	$119,509	$(3,062)	$—	$(1,984)	$114,463
Customer relationships	309,824	(7,695)	(2,296)	(4,450)	295,383
Licensing agreements	35,715	(1,089)	—	(3,792)	30,834
Patent	1,245	(27)	—	(107)	1,111
Trade names	15,373	(286)	(723)	(198)	14,166
Indefinite-lived intangible assets
Trademarks and trade names	16,379	—	—	(274)	16,105
Total	$498,045	$(12,159)	$(3,019)	$(10,805)	$472,062
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2015 and for each of the five succeeding fiscal years:

Remaining 2015	$35,889
2016	$47,444
2017	$47,129
2018	$43,702
2019	$40,417
2020	$37,025

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other intangible assets, net consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$147,365	$(32,902)	$114,463	$150,458	$(30,949)	$119,509
Customer relationships	381,810	(86,427)	295,383	394,316	(84,492)	309,824
Licensing agreements	32,225	(1,391)	30,834	36,100	(385)	35,715
Patent	2,543	(1,432)	1,111	2,697	(1,452)	1,245
Trademarks and trade names	16,555	(2,389)	14,166	17,786	(2,413)	15,373
	$580,498	$(124,541)	455,957	$601,357	$(119,691)	481,666
Indefinite-lived intangible assets
Trademarks and trade names			16,105			16,379
Total			$472,062			$498,045

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$22,345	$36,542
Weighted average common shares outstanding – Basic	38,859	38,966
Unvested restricted stock units	76	153
Stock options	17	26
Weighted average common shares outstanding – Diluted	38,952	39,145
No material amount of shares were considered anti-dilutive during the periods reported.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

8.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. Derivative instruments are utilized to manage the Company's commodity price risk. The Company enters into put and call option contracts related to the Company’s commodity price risk, which are based on the wholesale price of gasoline and the retail price of diesel fuel and settle on a monthly basis. These put and call option contracts, or fuel price derivative instruments, are designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America.
During the fourth quarter of 2014 the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.
Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company uses currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, minimized foreign cash balances, and expanded the scope of its hedging program to include more currencies. The realized and unrealized gains or losses on the currency forward contracts are reported in earnings within the same unaudited condensed consolidated statement of income line as the impact of the foreign currency translation, net foreign currency (loss) gain.
Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the unaudited condensed consolidated balance sheet. The Company’s fuel price derivative instruments and foreign currency instruments do not qualify for hedge accounting treatment under the current accounting guidance, and therefore, no such hedging designation has been made.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.
As of March 31, 2015, the Company had the following put and call option contracts related to the Company's commodity fuel price derivatives, which are not designated as hedging contracts and settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling April 2015 – March 2016	23,947
Fuel price derivative instruments – diesel
Option contracts settling April 2015 – March 2016	11,790
Total fuel price derivative instruments	35,737

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

As of March 31, 2015, the Company had the following forward and spot contracts related to its foreign currency exchange contracts, which are not designated as hedging contracts and settle at various dates within approximately 40 days:

Aggregate Notional Amount ($)
Foreign currency exchange contracts	366,991

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$31,624	Fuel price derivatives, at fair value	$40,969	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency exchange contracts	Other assets	$2,752	Other assets	$—	Other liabilities	$—	Other liabilities	$—
The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended March 31,
	Income on Derivative	2015	2014
Commodity contracts	Net realized and unrealized gain (loss) on fuel price derivatives	$2,749	$1,845
Foreign currency exchange contracts	Net unrealized gain (loss) on currency forward contracts	$2,752	$—

9.	Financing and Other Debt
2014 Credit Agreement
As of March 31, 2015, we have $336,497 of borrowings against our $700,000 revolving credit facility. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $479,375 at March 31, 2015 and $486,250 at December 31, 2014. As of March 31, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 225 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 225 basis points, (b) the prime rate plus 175 basis points for our domestic borrowings; and the Eurocurrency rate plus 225 basis points for our international borrowings.
UNIK debt
UNIK had approximately $6,160 of debt as of March 31, 2015, and $7,975 of debt as of December 31, 2014. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 13.4 percent as of March 31, 2015, and 13.9 percent as of December 31, 2014. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeded WEX Bank's lending limit to an individual customer. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent.  The balance of the debt as of both March 31, 2015 and December 31, 2014, was $45,000,which, in each case, was secured by an interest in the underlying customer receivable. The participation debt balance

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.

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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of March 31, 2015:

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$788	$—	$788	$—
Asset-backed securities	1,079	—	1,079	—
Municipal bonds	494	—	494	—
Equity securities	16,650	16,650	—	—
Total available-for-sale securities	$19,011	$16,650	$2,361	$—
Executive deferred compensation plan trust (a)	$6,406	$6,406	$—	$—
Foreign currency exchange contracts(a)	$2,752	$—	$2,752	$—
Fuel price derivatives – unleaded fuel (b)	$21,363	$—	$21,363	$—
Fuel price derivatives – diesel (b)	10,261	—	—	10,261
Total fuel price derivatives	$31,624	$—	$21,363	$10,261

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2014:

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

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	March 31, 2015	March 31, 2014
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$11,848	$(2,142)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(1,587)	1,519
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$10,261	$(623)

(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended March 31, 2015 and 2014, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

$400 Million Notes outstanding
The Notes outstanding as of March 31, 2015, have a carrying value of $400,000 and fair value of $397,000. As of December 31, 2014, the carrying value of the $400,000 in Notes outstanding had a fair value of $388,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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
Foreign currency exchange contracts
Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during the first quarter of 2015.
Fuel price derivative instruments
The majority of fuel price derivative instruments entered into by the Company are executed over-the-counter and are valued using internal valuation techniques, as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
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
Fuel price derivative instruments – diesel. The assumptions used in the valuation of the diesel fuel price derivative instruments use both observable and unobservable inputs. There is a lack of price transparency with respect to forward prices for diesel fuel. Such unobservable inputs are significant to the diesel fuel derivative contract valuation methodology.
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of March 31, 2015, are as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$10,261	Option model	Future retail price of diesel fuel after March 31, 2015	$3.72 – 3.86
Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the second quarter of 2015 through the first quarter of 2016. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

11.	Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income for the three month periods ended March 31, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(129)	$(50,452)	$(433)	$(15,062)
Other comprehensive income (loss)	91	(24,683)	74	13,999
Ending balance	$(38)	$(75,135)	$(359)	$(1,063)

No amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized losses, as of March 31, 2015, was $2,155, and the total tax effect on accumulated unrealized losses, as of March 31, 2014, was $831.

12.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. Redeemable non-controlling interest was measured at fair value at the date of acquisition. The redeemable non-controlling interest is reported on the Company’s unaudited condensed consolidated balance sheets as “Redeemable non-controlling interest."
A reconciliation of redeemable non-controlling interest for the three month periods ended March 31, 2015 and March 31, 2014, is as follows:

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$16,590	$18,729
Net loss attributable to redeemable non-controlling interest	(11)	(167)
Currency translation adjustment	(2,932)	776
Ending balance	$13,647	$19,338

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three month periods ended March 31, 2015 and March 31, 2014 is as follows:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$17,396	$519
Net loss attributable to non-controlling interest	(2,301)	(295)
Currency translation adjustment	(1,451)	4
Ending balance	$13,644	$228

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

13.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $8,731 at March 31, 2015, and $7,733 at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	Restructuring
In the first quarter of 2015 the Company recorded restructuring costs of approximately $8,559 related to the Company's global review of operations. This global review identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The costs related to this initiative are employee termination benefits and are expected to be paid during the remainder of 2015 and 2016. The Company has determined that the amount of expense related to this program is probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet.

16.	Segment Information
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
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes for fair value changes of fuel price derivative instruments, the amortization of acquired intangible assets, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on the extinguishment of a portion of the tax receivable agreement, restructuring charges, gain or losses on divestitures and adjustments attributable to non-controlling interests.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment. Evolution1 contributed net revenues of approximately $24,828 and are not significant to

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

the adjusted pre-tax income before NCI. Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.
Net realized and unrealized losses on derivative instruments are allocated to the Fleet Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended March 31, 2015 and 2014:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended March 31, 2015
Fleet payment solutions	$128,490	$740	$7,458	$44,928
Other payment solutions	73,795	839	1,770	21,663
Total	$202,285	$1,579	$9,228	$66,591
Three months ended March 31, 2014
Fleet payment solutions	$135,435	$524	$6,377	$47,674
Other payment solutions	46,633	764	354	17,272
Total	$182,068	$1,288	$6,731	$64,946

The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended March 31,
	2015	2014
Adjusted pre-tax income before NCI	$66,591	$64,946
Unrealized (loss) gain on fuel price derivatives	(9,345)	2,823
Amortization of acquired intangible assets	(12,159)	(8,287)
Stock-based compensation	(3,218)	(2,423)
Restructuring	(8,559)	—
Gain on divestiture	1,215	—
Income before income taxes	$34,525	$57,059

17.	Subsequent Event
On April 28, 2015, the Company entered into a one year receivables securitization facility using as collateral certain receivables at our two of our Australian subsidiaries. Under the terms of the securitization facility, the Company sells an undivided ownership interest in the Australian receivables for up to AUD125,000 (approximately USD $100,000) in cash proceeds, subject to additional contributions.
The Company will pay a variable interest rate on the outstanding balance based on the Australian Bank Bill Rate, which as of April 30, 2015, was 2.20 percent, plus a margin payable monthly in arrears and an arrangement fee upon closing of the securitization facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2014, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2015 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

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
The Company’s U.S. operations include WEX, Fleet One,WEX Bank and Evolution1. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand and WEX Europe, located in England, and our majority equity positions in UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, located in the United Kingdom.

Summary
Below are selected items from the first quarter of 2015:

•
Other payment solutions purchase volume grew by approximately $1.4 billion from the first quarter of 2014 to $5.0 billion for the first quarter of 2015, an increase of 37 percent, primarily driven by our acquisition of Evolution1 in July of 2014 and also due to virtual card volume increases.

•	Average number of vehicles serviced increased 19 percent from the first quarter of 2014 to approximately 9.3 million for the first quarter of 2015, primarily related to our European fleet business.

•
Total fuel transactions processed increased 6 percent from the first quarter of 2014 to 98.1 million for the first quarter of 2015. Total payment processing transactions in our Fleet Payment Solutions segment increased 12 percent to 81.9 million for the first quarter of 2015 as compared to the same quarter in 2014. Transaction processing transactions decreased 16 percent to 16.2 million for the first quarter of 2015, as compared to the same quarter in 2014, primarily due to the divestiture of Pacific Pride in July of 2014.

•
Average expenditure per payment processing transaction in our Fleet Payment Solutions segment decreased 24 percent to $65.23 for the first quarter of 2015, from $85.94 for the same period in the prior year. The average U.S. fuel price per gallon during the first quarter of 2015 was $2.57, a 29 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the first quarter of 2015 was $3.73, a 30 percent decrease as compared to the same period in the prior year. Although we have partially hedged against the impact of domestic fuel price fluctuations on earnings, if prices remain low, our future revenue and earnings will be negatively impacted.

•
Credit loss expense in the Fleet Payment Solutions segment was $3.6 million during the first quarter of 2015, as compared to $8.9 million during the first quarter of 2014. Spend volume decreased 15 percent in the first quarter of 2015, as compared to the same quarter last year and our credit losses were 6.8 basis points of fuel expenditures for the first quarter of 2015, as compared to 14.1 basis points of fuel expenditures for the same period last year.

•	Realized gains on our fuel price derivatives during the first quarter of 2015 were $12.1 million as compared to a realized loss of $1.0 million for the same period in the prior year.

•
In the first quarter of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. In April 2014, we initiated a partial foreign currency exchange hedging program, which we expanded in the first quarter of 2015. Movements in these exchange rates associated with our foreign held currencies combined with the results of our foreign currency exchange hedging program resulted in a loss of $4.4 million for the first quarter of 2015.

•
Our effective tax rate was 42.0 percent for the first quarter of 2015 as compared to 36.8 percent for the first quarter of 2014. Discrete items in the first quarter of 2015, including prior year true-ups as well as the tax effects of restructuring charges booked in the first quarter of 2015, contributed to the higher effective tax rate, as compared to the first quarter of 2014. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended March 31,		Increase (decrease)
	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$72,943	$85,702	$(12,759)	(15)%
Transaction processing revenue	4,683	4,890	(207)	(4)%
Account servicing revenue	23,883	19,355	4,528	23%
Finance fees	18,995	17,320	1,675	10%
Other	7,986	8,168	(182)	(2)%
Total revenues	128,490	135,435	(6,945)	(5)%
Total operating expenses	103,873	88,732	15,141	17%
Operating income	24,617	46,703	(22,086)	(47)%
Net foreign currency loss	(356)	(117)	(239)	204%
Financing interest expense	(9,237)	(7,356)	(1,881)	26%
Net realized and unrealized gains on derivative instruments	2,749	1,845	904	49%
Income before income taxes	$17,773	$41,075	$(23,302)	(57)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	81,934	73,327	8,607	12%
Average expenditure per payment processing transaction	$65.23	$85.94	$(20.71)	(24)%
Average price per gallon of fuel
Domestic – ($/gal)	$2.57	$3.64	$(1.07)	(29)%
Australia – ($/gal)	$3.73	$5.34	$(1.61)	(30)%
Transaction processing revenue:
Transaction processing transactions (b)	16,177	19,254	(3,077)	(16)%
Account servicing revenue:
Average number of vehicles serviced	9,272	7,786	1,486	19%
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the European fleet business.
(b) As of July 31, 2014, excludes transactions from Pacific Pride LLC.

Revenues
Payment processing revenue decreased $12.8 million for the first quarter of 2015 as compared to the first quarter of 2014. This decrease is primarily due to a 29% decrease in the average domestic price per gallon of fuel in 2015 as compared to 2014. This decrease was partially offset by an increase in payment processing volume related to our European fleet business.
Our account servicing revenue increased $4.5 million for the first quarter of 2015 as compared to the same period in 2014. This increase is primarily due to growth in our WEX Telematics business as well as an increase in revenue related to our European fleet business.
Our finance fees revenue increased $1.7 million for the first quarter of 2015 as compared to the same period in 2014. The increase in the first quarter is primarily due to additional factoring revenue as well as higher late fees associated with changes to our waiver practice. Payments for customer receivables are due within thirty days or less. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	March 31, 2015	March 31, 2014	Amount	Percent
Expense
Salary and other personnel	$42,638	$36,402	$6,236	17%
Restructuring	$8,559	$—	$8,559	NM
Service fees	$12,199	$9,478	$2,721	29%
Provision for credit losses	$3,642	$8,892	$(5,250)	(59)%
Technology leasing and support	$5,621	$4,559	$1,062	23%
Depreciation, amortization and impairment	$14,577	$13,399	$1,178	9%
NM - Not meaningful
Changes in operating expenses for the first quarter of 2015, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $6.2 million for the first quarter of 2015 as compared to the same period last year. The increase is primarily due to an increase in headcount related to our European fleet business.
In the first quarter of 2015 we recorded restructuring costs of approximately $8.6 million related to our global review of operations. The costs related to this initiative are employee termination benefits and are expected to be paid during the remainder of 2015 and 2016.
Service fees increased by $2.7 million for the first quarter of 2015 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the start up of our European fleet business program. This increase was partially offset by a decrease in service fees related to the divestiture of Pacific Pride that occurred on July 31, 2014.
Provision for credit losses decreased by $5.3 million for the first quarter of 2015 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 6.8 basis points of fuel expenditures for the first quarter of 2015, compared to 14.1 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The reduced expense we recognized in the quarter is a reflection of lower fleet receivables as compared to the same quarter last year, primarily as a result of lower fuel prices.
Technology leasing and support expenses increased $1.1 million for the first quarter of 2015 as compared to the same period in the prior year. This increase is primarily due to the addition of the operations of our European fleet business.

Depreciation, amortization and impairment expenses increased $1.2 million for the first quarter of 2015 as compared to the same period in the prior year. This increase in depreciation expense is primarily related to depreciation and amortization expense related to the acquisition of the Esso portfolio in Europe. This increase was partially offset by a decrease in depreciation, amortization and impairment expenses related to the divestiture of Pacific Pride.

Fuel price derivatives
We own fuel price derivative instruments that we purchase on a periodic basis to manage the impact of the volatility in domestic fuel prices on our cash flows. These fuel price derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income.
Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended March 31,
(in thousands, except per gallon data)	2015	2014
Fuel price derivatives, at fair value, beginning of period	$40,969	$(7,358)
Net change in fair value	2,749	1,845
Cash payments on settlement	(12,094)	978
Fuel price derivatives, at fair value, end of period	$31,624	$(4,535)
Collar range:
Floor	$3.34	$3.38
Ceiling	$3.40	$3.44
Domestic average fuel price, beginning of period	$2.56	$3.53
Domestic average fuel price, end of period	$2.55	$3.69
Changes in fuel price derivatives for the three months ended March 31, 2015, as compared to the corresponding period a year ago, are attributable to the movements in fuel prices in the corresponding periods. As of March 31, 2015, the projected future price of fuel is below the average future floor price of our derivatives, resulting in a net asset on our unaudited condensed consolidated balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. The Company currently does not plan to hedge our fuel price risk exposure for WEX Fuel Cards Australia,WEX PrePaid Cards Australia or the Esso portfolio in Europe as the earnings exposure to fuel price movements are typically more limited than it is domestically.
Loss on foreign currency transactions
In the first quarter of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Furthermore, the recent addition of the Esso portfolio has increased this type of exposure. In April 2014, we initiated a partial foreign currency exchange hedging program and expanded this program in the first quarter of 2015. The results of these hedges are recorded in Net foreign currency (loss) gain. We believe that our partial hedging program will help to mitigate the volatility associated with holding certain foreign currency balances. The fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a loss of $0.4 million for the first quarter of 2015.
Financing interest expense
Financing interest expense increased $1.9 million for the first quarter of 2015 as compared to the first quarter of the prior year. On August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increased the outstanding amount of the term loans from $277.5 million to $500.0 million, and accordingly, financing interest expense related to the term loan outstanding was higher in the first quarter of 2015 as compared to the same period in 2014.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$44,492	$31,902	$12,590	39%
Transaction processing revenue	1,607	1,695	(88)	(5)%
Account servicing revenue	13,065	3,173	9,892	312%
Finance fees	1,196	1,442	(246)	(17)%
Other	13,435	8,421	5,014	60%
Total revenues	73,795	46,633	27,162	58%
Total operating expenses	50,172	31,799	18,373	58%
Operating income	23,623	14,834	8,789	59%
Net foreign currency (loss) gain	(4,020)	1,150	(5,170)	(450)%
Financing interest expense	(2,851)	—	(2,851)	NM
Income before income taxes	$16,752	$15,984	$768	5%

Key operating statistics
Payment processing revenue: (a)
Payment solutions purchase volume	$5,040	$3,671	$1,369	37%
NM - Not meaningful
(a) Excludes payment processing volume from rapid! Paycard, which was sold on January 7, 2015, and UNIK. As of July 16, 2014, includes interchange volume from Evolution1.
Revenues
Payment processing revenue increased $12.6 million for the first quarter of 2015 as compared to the same period in the prior year. The increases in the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to revenue associated with Evolution1, which was acquired in July of 2014, as well as higher corporate charge card purchase volume from our virtual WEX Travel product. Additionally, the increase was partially due to an increase in the virtual card net interchange rate of 6 basis points for the first three months of 2015 as compared to the same period in the prior year. On November 9, 2012, the U.S District Court granted preliminary approval to the MasterCard/VISA merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions was reduced by 10 basis points for a period of eight months, that began on July 29, 2013. This reduction, as well as the impact of the acquisition of Evolution1, was reflected in the interchange rate in the first quarter of 2014.
Account servicing revenue increased $9.9 million for the first quarter of 2015 as compared to the same period in the prior year. The increases are primarily due to revenue associated with Evolution1.
Other revenue for the first quarter of 2015 increased by approximately $5.0 million as compared to the same period in the prior year. These increases are primarily due to revenues associated with Evolution1, as well as changes in fees charged to customers in Brazil.

Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	March 31, 2015	March 31, 2014	Amount	Percent
Expense
Salary and other personnel	$15,779	$7,500	$8,279	110%
Service fees	$17,871	$16,827	$1,044	6%
Technology leasing and support & occupancy and equipment	$5,120	$3,284	$1,836	56%
Depreciation, amortization and impairment	$6,810	$1,619	$5,191	321%
Salary and other personnel expenses increased $8.3 million for the first quarter of 2015 as compared to the same period last year. The increase is primarily due to increased employee compensation expenses from the acquisition of Evolution1 and is partially offset by the divestiture of rapid! PayCard on January 7, 2015.
Service fees increased $1.0 million for the first quarter of 2015 as compared to the same period last year. This increase is primarily related to the operations of Evolution1, and is partially offset by a decrease in product servicing fees related to the divestiture of rapid! PayCard.
Technology leasing and support and occupancy and equipment expense collectively increased $1.8 million for the first quarter of 2015 as compared to the same period last year. This increase is primarily due to additional expenses from Evolution1.
Depreciation, amortization and impairment expenses increased $5.2 million for the third quarter of 2015 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.

Loss on foreign currency transactions
In the first quarter of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. In April 2014, we initiated a partial foreign currency exchange hedging program and expanded this program in the first quarter of 2015. We believe that our partial hedging program will help to mitigate the volatility associated with holding certain foreign currency balances. These fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a $4.0 million loss for the first quarter of 2015.
Financing interest expense
Financing interest expense increased $2.9 million for the first quarter of 2015 as compared to the first quarter of the prior year. The increase is due to the debt incurred to purchase Evolution1.
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

•
Restructuring charges are primarily related to workforce reductions and estimated costs of exiting facilities. We exclude these items when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

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
The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Three months ended March 31,
	2015	2014
Adjusted Net Income attributable to WEX Inc.	$42,876	$41,612
Unrealized (loss) gain on fuel price derivatives	(9,345)	2,823
Amortization of acquired intangible assets	(12,159)	(8,287)
Stock-based compensation	(3,218)	(2,423)
Restructuring	(8,559)	—
Gain on divestiture	1,215	—
ANI adjustments attributable to non-controlling interests	2,381	185
Tax impact	9,154	2,632
Net earnings attributable to WEX Inc.	$22,345	$36,542
The tax impact of the adjustments used to calculate Adjusted Net Income is the difference between our GAAP tax provision and a pro forma tax provision based upon our Adjusted Net Income before taxes. The methodology utilized for calculating our Adjusted Net Income tax provision is the same methodology utilized in calculating our GAAP tax provision.

Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million in Notes outstanding, as well as other available methods of financing (including deposits and borrowed federal funds), are adequate to meet our operating, investing and financing needs.
The table below summarizes our cash activities:

(in thousands)	Three months ended March 31,
	2015	2014
Net cash provided by (used for) operating activities	$171,647	$(77,756)
Net cash provided by (used for) investing activities	4,707	(11,359)
Net cash provided by financing activities	51,208	81,827
WEX Bank issued certificates of deposit in various maturities ranging between nine months and two years and with fixed interest rates ranging from 0.50 percent to 1.05 percent as of March 31, 2015. As of March 31, 2015, we had approximately $212.6 million of certificates of deposit outstanding, compared to $385.6 million of certificates of deposits outstanding as of March 31, 2014. Certificates of deposit are subject to regulatory capital requirements.
As of March 31, 2015, we had approximately $310.4 million of interest-bearing money market deposits with a weighted average interest rate of 0.26 percent, compared to $218.2 million of interest-bearing money market deposits at March 31, 2014, with a weighted average interest rate of 0.25 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of March 31, 2015, we had $571.3 million of non-interest bearing NOW account deposits and $39.2 million of non-interest bearing customer deposits outstanding. As of March 31, 2014, we had $564.5 million of non-interest bearing NOW account deposits and $21.9 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both March 31, 2015 and 2014, we had no outstanding balance on our federal funds line of credit. As of both March 31, 2015 and 2014 we had $125.0 million of available credit on this line.
We added $12.1 million in capital additions during the first three months of 2015, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers. We expect total capital expenditures for 2015 to be approximately $65 to $70 million.
We purchased $22.0 million in treasury shares during the first three months of 2015.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first three months of 2015 increased $226.3 million, deposits increased by $155.7 million and our financing debt decreased by $79.3 million. Our accounts receivable decreased $17.8 million and our accounts payable increased $110.3 million, primarily due to volume increases.
In general, our trade receivables provide for payment terms of 30 days or less. Beginning in the first quarter of 2015, we began to extend revolving credit to certain customers with respect to small fleet receivables. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. As of March 31, 2015, approximately 95 percent of the outstanding balance of $1.8 billion, was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due. As of March 31, 2014, approximately 96 percent of the outstanding balance of $2.0 billion, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
On January 30, 2013, the Company entered into the 2013 Credit Agreement, among the Company and a syndicate of lenders. The 2013 Credit Agreement provided for a five-year amortizing $300 million term loan facility, and a five-year $800 million secured revolving credit facility with a $150 million sub-limit for letters of credit. The indebtedness covenant under the 2013 Credit Agreement required that the Company reduce the revolving commitments under the 2013 Credit Agreement on a dollar-for-dollar basis to the extent that the Company issued more than $300 million in principal amount of senior or senior subordinated notes of the Company. Subject to certain conditions, including obtaining relevant commitments, the Company had the option to increase the facility by up to an additional $100 million.

The 2013 Credit Agreement replaced the 2011 Credit Agreement, dated as of May 23, 2011. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185 million to $300 million and increased the availability under the revolving credit facility from $700 million to $800 million. On January 30, 2013, the Company completed a $400 million offering in aggregate principal amount of 4.75 percent senior notes due 2023 at an issue price of 100.0 percent of the principal amount, plus accrued interest, if any, from January 30, 2013, in a private placement for resale to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended, and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The Notes were issued pursuant to the Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee. The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.75 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. As a result of the issuance of the Notes, on January 30, 2013, the revolving loan commitment under the 2013 Credit Agreement was reduced to $700 million.
On August 22, 2014 we entered into the 2014 Amendment Agreement and the 2014 Credit Agreement, to modify certain terms of out existing bank borrowing agreements, including the 2013 Credit Agreement, in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso portfolio in Europe transaction. The amendments provided for a new tranche of term loans in an aggregate principal amount equal to $222.5 million for a total term loan facility of $500 million, a $700 million secured revolving credit facility with a $150 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that either mature or terminate on January 31, 2018.
As of March 31, 2015, we have approximately 2.8 years left on our $700 million revolving credit facility and have $336.5 million of borrowings against it. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $479.4 million at March 31, 2015 and $486.3 million at December 31, 2014. As of March 31, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 225 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 225 basis points, (b) the prime rate plus 175 basis points for our domestic borrowings; and the Eurocurrency rate plus 225 basis points for our international borrowings.
We decreased our overall financing debt (2014 Credit Agreement and Notes), excluding the impact of foreign currency exchange rates, by $79.3 million during the first three months of 2015 with a balance outstanding of $1.2 billion as of March 31, 2015.
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
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, subject to final working capital adjustments which resulted in a pre-tax gain of approximately $1.2 million.
As of March 31, 2015, we have approximately $46.8 million in cash located in our foreign entities, outside of the United States.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $8.7 million as of March 31, 2015. We currently do not plan to repatriate these earnings. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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
In April 2014 we initiated a partial foreign currency exchange hedging program. In 2014 we managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, we held contracts outstanding over the quarter end period, minimized foreign cash balances, and expanded the scope of our hedging program to include more currencies. Without the use of these foreign currency exchange rate derivatives, we would be unprotected from changes in foreign currency rates. Because this is a partial foreign currency exchange hedging program, we have additional foreign currency exchange exposure which is not hedged. We believe that our partial hedging program will help mitigate volatility associated with holding certain foreign currency balances.
Management believes that we can adequately fund our cash needs for at least the next 12 months.

Off-balance Sheet Arrangements
Letters of credit. As of March 31, 2015, we had posted letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three months ended March 31, 2015, and March 31, 2014:

	Three months ended March 31,
	2015		2014
(in thousands)	Shares	Cost	Shares	Cost
Treasury stock purchased	210.0	$22,011	181	$16,948

Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Adopted Accounting Standards
See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2015. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet To Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2015	—	$—	—	$130,234,693
February 1 – February 28, 2015	60,000	$106.79	60,000	$123,827,325
March 1 – March 31, 2015	150,000	$104.02	150,000	$108,223,779
Total	210,000	$104.81	210,000	$108,223,779

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

WEX INC.

May 1, 2015	By:	/s/ Steven A. Elder
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

*	10.1	2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Label Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.