Form 10-Q
period 2015-06-30
WEX Inc.
filed 2015-07-31
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, $0.01 par value per share	38,652,393 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns, payments, transaction processing activity and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, or liabilities, or loss of relationships with customers or merchants; fuel price volatility and changes in fleet fuel efficiency; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding notes on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2015. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$184,332	$284,763
Accounts receivable (less reserve for credit losses of $9,665 in 2015 and $13,919 in 2014)	1,972,141	1,865,538
Securitized accounts receivable, restricted	104,259	—
Income taxes receivable	—	6,859
Available-for-sale securities	18,672	18,940
Fuel price derivatives, at fair value	16,668	40,969
Property, equipment and capitalized software (net of accumulated depreciation of $176,950 in 2015 and $169,382 in 2014)	114,729	105,596
Deferred income taxes, net	11,415	5,764
Goodwill	1,089,271	1,117,149
Other intangible assets, net	461,727	497,297
Other assets	206,559	175,506
Total assets	$4,179,773	$4,118,381
Liabilities and Stockholders’ Equity
Accounts payable	$596,526	$425,956
Accrued expenses	125,865	137,227
Income taxes payable	3,032	—
Deposits	905,193	979,553
Securitized debt	89,176	—
Borrowed federal funds	50,500	—
Revolving line-of-credit facilities and term loan	720,970	901,564
Deferred income taxes, net	58,766	44,004
Notes outstanding	400,000	400,000
Other debt	51,446	52,975
Amounts due under tax receivable agreement	64,516	69,637
Other liabilities	10,837	13,154
Total liabilities	3,076,827	3,024,070
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	14,992	16,590
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,077 shares issued in 2015 and 43,021 in 2014; 38,745 shares outstanding in 2015 and 38,897 in 2014	431	430
Additional paid-in capital	183,655	179,077
Non-controlling interest	13,165	17,396
Retained earnings	1,130,567	1,081,730
Accumulated other comprehensive income	(67,522)	(50,581)
Less treasury stock at cost; 4,428 shares in 2015 and 4,218 shares in 2014	(172,342)	(150,331)
Total stockholders’ equity	1,087,954	1,077,721
Total liabilities and stockholders’ equity	$4,179,773	$4,118,381
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Fleet payment solutions	$135,520	$145,828	$264,010	$281,263
Other payment solutions	78,133	55,753	151,928	102,386
Total revenues	213,653	201,581	415,938	383,649
Expenses
Salary and other personnel	59,091	43,426	117,508	87,328
Restructuring	—	—	8,559	—
Service fees	33,941	27,831	64,011	54,136
Provision for credit losses	3,983	6,803	7,897	15,893
Technology leasing and support	10,021	7,151	19,455	14,178
Occupancy and equipment	5,034	3,761	10,031	8,127
Depreciation, amortization and impairment	20,759	15,176	42,146	30,194
Operating interest expense	1,357	1,599	2,936	2,887
Cost of hardware and equipment sold	684	2,255	1,793	3,203
Other	15,865	13,250	31,659	25,837
Gain on divestiture	—	—	(1,215)	—
Total operating expenses	150,735	121,252	304,780	241,783
Operating income	62,918	80,329	111,158	141,866
Financing interest expense	(11,916)	(7,276)	(24,004)	(14,632)
Net foreign currency (loss) gain	(2,161)	1,238	(6,537)	2,271
Net realized and unrealized loss on fuel price derivative instruments	(6,000)	(7,561)	(3,251)	(5,716)
Income before income taxes	42,841	66,730	77,366	123,789
Income taxes	16,441	23,881	30,933	44,860
Net income	26,400	42,849	46,433	78,929
Less: Net loss attributable to non-controlling interests	(92)	(484)	(2,404)	(946)
Net earnings attributable to WEX Inc.	$26,492	$43,333	$48,837	$79,875
Net earnings attributable to WEX Inc. per share:
Basic	$0.68	$1.12	$1.26	$2.05
Diluted	$0.68	$1.11	$1.26	$2.05
Weighted average common shares outstanding:
Basic	38,739	38,856	38,798	38,911
Diluted	38,799	38,946	38,880	39,031
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$26,400	$42,849	$46,433	$78,929
Changes in available-for-sale securities, net of tax effect of $(82) and $88 for the three months ended June 30, 2015 and 2014 and $(29) and $131 for the six months ended June 30, 2015 and 2014	(140)	152	(49)	226
Foreign currency translation	8,749	7,883	(20,317)	22,662
Comprehensive income	35,009	50,884	26,067	101,817
Less: comprehensive income (loss)attributable to non-controlling interests	866	(8)	(5,829)	310
Comprehensive income attributable to WEX Inc.	$34,143	$50,892	$31,896	$101,507
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)Income	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	12	—	158	—	—	—	—	158
Tax benefit from stock option and restricted stock units	—	—	1,232	—	—	—	—	1,232
Stock issued upon vesting of restricted and deferred stock units	76	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings		—	2,165	—	—	—	—	2,165
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $131	—	—	—	226	—	—	—	226
Foreign currency translation	—	—	—	21,406	—	—	4	21,410
Non-controlling interest investment	—	—	—	—	—	—	1,033	1,033
Net income (loss)	—	—	—	—	—	79,875	(697)	79,178
Balance at June 30, 2014	38,864	$430	$172,445	$6,137	$(150,331)	$959,394	$859	$988,934
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	2	—	24	—	—	—	—	24
Tax from stock option and restricted stock units	—	—	(234)	—	—	—	—	(234)
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings		—	4,789	—	—	—	—	4,789
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of ($29)	—	—	—	(49)	—	—	—	(49)
Foreign currency translation	—	—	—	(16,892)	—	—	(1,168)	(18,060)
Non-controlling interest investment	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	48,837	(3,063)	45,774
Balance at June 30, 2015	38,745	$431	$183,655	$(67,522)	$(172,342)	$1,130,567	$13,165	$1,087,954
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$46,433	$78,929
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	24,301	2,073
Stock-based compensation	7,160	5,540
Depreciation, amortization and impairment	43,687	31,383
Gain on divestiture	(1,215)	—
Deferred taxes	9,026	14,631
Foreign currency remeasurement	24,460	—
Restructuring charge	8,567	—
Provision for credit losses	7,897	15,893
Loss on disposal of property, equipment and capitalized software	119	338

Changes in operating assets and liabilities:
Accounts receivable	(244,537)	(499,349)
Other assets	(32,769)	(4,647)
Accounts payable	177,671	181,664
Accrued expenses	(19,133)	7,289
Income taxes	10,130	(2,707)
Other liabilities	(3,661)	350
Amounts due under tax receivable agreement	(5,121)	(4,749)
Net cash provided by (used for) operating activities	53,015	(173,362)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(27,701)	(22,604)
Purchases of available-for-sale securities	(174)	(2,654)
Maturities of available-for-sale securities	364	166
Proceeds from divestitures	17,265	—
Net cash used for investing activities	(10,246)	(25,092)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	653	1,232
Repurchase of share-based awards to satisfy tax withholdings	(2,371)	(3,375)
Proceeds from stock option exercises	24	158
Net change in deposits	(73,079)	162,442
Net change in borrowed federal funds	50,500	—
Other debt	(482)	22,262
Net activity on 2014 revolving credit facility	(168,829)	—
Net change in securitized debt	90,382	—
Net activity on term loan	(13,750)	(7,500)
Purchase of shares of treasury stock	(22,011)	(19,765)
Net cash (used for) provided by financing activities	(138,963)	155,454
Effect of exchange rate changes on cash and cash equivalents	(4,237)	537
Net change in cash and cash equivalents	(100,431)	(42,463)
Cash and cash equivalents, beginning of period	284,763	361,486
Cash and cash equivalents, end of period	$184,332	$319,023
Supplemental cash flow information
Interest paid	$25,391	$16,822
Income taxes paid	$11,309	$32,115
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
Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency gains and losses, the expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, gains on the extinguishment of a portion of the tax receivable agreement, gains or losses on divestitures and adjustments attributable to non-controlling interests, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-04	Accounting Standards Update No. 2015-04 Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
European fleet business	Consist primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014 ("Esso portfolio in Europe")
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Pacific Pride	Pacific Pride Services, LLC, previously a wholly owned subsidiary, sold on July 29, 2014
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SEC	Securities and Exchange Commission
Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
UNIK	UNIK S.A., the Company's Brazilian 51 percent majority owned subsidiary
WEX	WEX Inc.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2015.
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the the Board voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.
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
Esso portfolio in Europe
On December 1, 2014, the Company acquired certain assets of the Esso portfolio in Europe through a majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership. The Company paid $379,458 in cash, which includes an $80,000 advance payment made in the third quarter of 2014. The transaction was financed through the Company’s cash on hand and existing credit facility. Under the terms of the transaction, WEX purchased ExxonMobil’s commercial fleet fuel card program which includes operations, funding, pricing, sales and marketing in nine countries in Europe. As part of the transaction, both parties have agreed to enter into a long term supply agreement to serve the current and future Esso Card customers and to grow the business. The Company entered into this transaction in order to expand its presence in the European market and to broaden its international footprint, while laying the foundation for further expansion.
During the fourth quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Esso portfolio in Europe transaction. During the first six months of 2015, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $405, a decrease in accounts receivable of $2, a decrease in the customer relationship intangible asset of $374, a decrease in the licensing agreements intangible asset of $374, and an increase in other tangible assets and liabilities, net, including consideration receivable of $345. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation as well as performing procedures to verify the completeness and accuracy of the data used in the independent valuation of all assets and liabilities. The Company has not finalized the purchase accounting. Goodwill related to this transaction is expected to be deductible for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired and consideration receivable)	$379,458
Less:
Accounts receivable	303,376
Other tangible assets and liabilities, net	(8,365)
Licensing agreements(a)	36,605
Customer relationships(b)	7,346
Recorded goodwill	$40,496

(a)	Weighted average life – 4.6 years.

(b)	Weighted average life – 7.2 years.

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
During the third quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Evolution1 acquisition. During the fourth quarter of 2014 and the first half of 2015, the Company obtained additional information to assist in determining the fair values of

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $379, an increase in other tangible assets and liabilities of $127, and an increase in deferred income tax liabilities of $252. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuation of all assets and liabilities have been finalized. Evolution1 had previously recorded goodwill on its financial statements from a prior acquisition, some of which is expected to be deductible for tax purposes. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment.

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$532,174
Less:
Accounts receivable	8,418
Accounts payable	(175)
Deferred tax liabilities, net	(68,768)
Other tangible assets and liabilities, net	(3,712)
Acquired software and developed technology(a)	70,000
Customer relationships(b)	211,000
Trade name(c)	7,900
Trade name(d)	11,000
Recorded goodwill	$296,511

(a)	Weighted average life – 6.4 years.

(b)	Weighted average life – 9.7 years.

(c)	Weighted average life – 9.9 years.

(d)	Indefinite-lived

The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s unaudited condensed consolidated statements of operations as of the beginning of the fiscal periods ended:

	Three Months Ended June 30, 2014	Six months Ended June 30, 2014
Revenue	$222,741	$428,011
Net income attributable to WEX Inc.	$37,180	$71,317
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$0.96	$1.83
Net income per share – diluted	$0.95	$1.83
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
In general, the Company’s trade receivables provide for payment terms of 30 days or less. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer made up more than seven percent of the outstanding receivables at June 30, 2015.
Receivables are generally written off when they are 150 days past due or declaration of upon bankruptcy by the customer. The Company considers whether to adjust the reserve that is calculated by the analytic model primarily based on other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.
As of June 30, 2015, approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of June 30, 2014, approximately 99 percent of the total trade accounts receivable outstanding balance was less than 60 days past due.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents changes in reserves for credit losses related to accounts receivable:

	Six months ended June 30,
	2015	2014
Balance, beginning of period	$13,919	$10,396
Provision for credit losses	7,897	15,893
Charge-offs	(15,019)	(17,515)
Recoveries of amounts previously charged-off	2,931	3,644
Currency translation	(63)	119
Balance, end of period	$9,665	$12,537

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first six months of 2015 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2015	$759,855	$374,424	$1,134,279
Impact of foreign currency translation	(13,409)	(1,558)	(14,967)
Disposal of certain assets	(147)	(12,386)	(12,533)
Gross goodwill, June 30, 2015	746,299	360,480	1,106,779
Accumulated impairment, June 30, 2015	(1,337)	(16,171)	(17,508)
Net goodwill, June 30, 2015	$744,962	$344,309	$1,089,271
As described in Note 3, the Company adjusted the amount of goodwill as of December 31, 2014 in the accompanying unaudited condensed consolidated balance sheet to account for the measurement period adjustments to the Esso portfolio in Europe purchase price allocation.
The Company had no impairments to goodwill during the six months ended June 30, 2015.
Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other Intangible Assets
The changes in other intangible assets during the first six months of 2015 were as follows:

	Net Carrying Amount, January 1, 2015	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, June 30, 2015
Definite-lived intangible assets
Acquired software and developed technology	$119,509	$(5,758)	$—	$(1,597)	$112,154
Customer relationships	309,450	(15,390)	(2,329)	(3,389)	288,342
Licensing agreements	35,341	(2,128)	(164)	(2,934)	30,115
Patent	1,245	(309)	—	117	1,053
Trade names	15,373	(590)	(723)	(118)	13,942
Indefinite-lived intangible assets
Trademarks and trade names	16,379	—	—	(258)	16,121
Total	$497,297	$(24,175)	$(3,216)	$(8,179)	$461,727
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2015 and for each of the five succeeding fiscal years:

Remaining 2015	$24,190
2016	$47,760
2017	$47,406
2018	$43,946
2019	$40,623
2020	$37,201
Other intangible assets, net consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$148,481	$(36,327)	$112,154	$150,458	$(30,949)	$119,509
Customer relationships	382,723	(94,381)	288,342	393,942	(84,492)	309,450
Licensing agreements	32,590	(2,475)	30,115	35,726	(385)	35,341
Patent	2,552	(1,499)	1,053	2,697	(1,452)	1,245
Trademarks and trade names	16,675	(2,733)	13,942	17,786	(2,413)	15,373
	$583,021	$(137,415)	445,606	$600,609	$(119,691)	480,918
Indefinite-lived intangible assets
Trademarks and trade names			16,121			16,379
Total			$461,727			$497,297

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$26,492	$43,333	$48,837	$79,875
Weighted average common shares outstanding – Basic	38,739	38,856	38,798	38,911
Unvested restricted stock units	43	68	65	96
Stock options	17	22	17	24
Weighted average common shares outstanding – Diluted	38,799	38,946	38,880	39,031
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
During the fourth quarter of 2014 the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program. For the third quarter of 2015, the Company has purchased fuel price sensitive derivative instruments to hedge approximately 60 percent of our anticipated U.S. fuel-price related earnings exposure. For the fourth quarter of 2015 and first quarter of 2016, the amount hedged declines to 40 percent and 20 percent, respectively. At this time, there are no hedges beyond the first quarter of 2016.
Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company uses currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, minimized foreign cash balances, and expanded the scope of its hedging program to include more currencies. The Company plans to discontinue the foreign currency hedging program in August of 2015. The realized and unrealized gains or losses on the currency forward contracts are reported in earnings within the same unaudited condensed consolidated statement of income line as the impact of the foreign currency translation, net foreign currency (loss) gain.
Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the unaudited condensed consolidated balance sheet. The Company’s fuel price derivative instruments and foreign currency instruments do not qualify for hedge accounting treatment, and therefore, no such hedging designation has been made.
Derivatives Not Designated as Hedging Instruments
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative is recognized in current earnings.
As of June 30, 2015, the Company had the following put and call option contracts related to the Company's commodity fuel price derivatives, which are not designated as hedging contracts and settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling July 2015 – March 2016	15,868
Fuel price derivative instruments – diesel
Option contracts settling July 2015 – March 2016	7,857
Total fuel price derivative instruments	23,725

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

As of June 30, 2015, the Company had the following forward and spot contracts related to its foreign currency exchange contracts, which are not designated as hedging contracts and settle at various dates within approximately 40 days:

Aggregate Notional Amount ($)
Foreign currency exchange contracts	383,788

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$16,668	Fuel price derivatives, at fair value	$40,969	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency exchange contracts	Other assets	$—	Other assets	$—	Other liabilities	$1,433	Other liabilities	$—
The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended June 30,		Six months ended June 30,
	Income on Derivative	2015	2014	2015	2014
Commodity contracts	Net realized and unrealized loss on fuel price derivatives	$(6,000)	$(7,561)	$(3,251)	$(5,716)
Foreign currency exchange contracts	Net foreign currency (loss) gain	$(5,838)	$(1,284)	21,967	$(1,284)

9.	Financing and Other Debt
2014 Credit Agreement
As of June 30, 2015, the Company has $248,470 of borrowings against its $700,000 revolving credit facility. The outstanding debt under the Company's amortizing term loan arrangement, which expires in January of 2018, totaled $472,500 at June 30, 2015 and $486,250 at December 31, 2014. As of June 30, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 225 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 225 basis points, (b) the prime rate plus 125 basis points for our domestic borrowings; and the Eurocurrency rate plus 225 basis points for our international borrowings.
Borrowed Federal Funds
In the second quarter of 2015, the Company increased its federal funds lines of credit by $135,000 to $260,000. As of June 30, 2015, the Company had $50,500 outstanding, at a rate of 0.375 percent, on its $260,000 federal funds lines of credit. As of December 31, 2014 the Company had no outstanding balance on its $125,000 of available credit on these lines.
UNIK debt
UNIK had approximately $6,446 of debt as of June 30, 2015, and $7,975 of debt as of December 31, 2014. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 13.5 percent as of June 30, 2015, and 13.9 percent as of December 31, 2014. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeded WEX Bank's lending limit to an individual customer. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent.  The balance of the debt as of both June 30, 2015 and December 31, 2014, was $45,000. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Securitization facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with a bank. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by the Company ("Securitization Subsidiary"). The Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate as of June 30, 2015, was 2.89 percent. As of June 30, 2015, the Company had $89,176 of securitized debt.

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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$665	$—	$665	$—
Asset-backed securities	996	—	996	—
Municipal bonds	488	—	488	—
Equity securities	16,523	16,523	—	—
Total available-for-sale securities	$18,672	$16,523	$2,149	$—
Executive deferred compensation plan trust (a)	$6,124	$6,124	$—	$—
Fuel price derivatives – unleaded fuel (b)	$10,590	$—	$10,590	$—
Fuel price derivatives – diesel (b)	6,078	—	—	6,078
Total fuel price derivatives	$16,668	$—	$10,590	$6,078
Liabilities:
Foreign currency exchange contracts(c)	$1,433	$—	$1,433	$—

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

(c)	The fair value of these instruments is recorded in Other liabilities.
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

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	June 30, 2015	June 30, 2014
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$10,261	$(623)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(4,183)	(1,302)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$6,078	$(1,925)

(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended June 30, 2015 and 2014, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended:

	June 30, 2015	June 30, 2014
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$11,848	$(2,142)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(5,770)	217
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$6,078	$(1,925)
(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the six months ended June 30, 2015 and 2014, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.
$400 Million Notes outstanding
The Notes outstanding as of June 30, 2015, have a carrying value of $400,000 and fair value of $385,500. As of December 31, 2014, the carrying value of the $400,000 in Notes outstanding had a fair value of $388,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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
Foreign currency exchange contracts
Derivatives include foreign currency forward contracts. Our foreign currency forward contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during 2014 and 2015.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of June 30, 2015, are as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$6,078	Option model	Future retail price of diesel fuel after June 30, 2015	$3.72 – 3.86
Sensitivity to Changes in Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the third quarter of 2015 through the first quarter of 2016. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

11.	Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income for the three month periods ended June 30, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(38)	$(75,135)	$(359)	$(1,063)
Other comprehensive (loss) income	(140)	7,791	152	7,407
Ending balance	$(178)	$(67,344)	$(207)	$6,344

A reconciliation of accumulated other comprehensive income for the six month periods ended June 30, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(129)	$(50,452)	$(433)	$(15,062)
Other comprehensive (loss) income	(49)	(16,892)	226	21,406
Ending balance	$(178)	$(67,344)	$(207)	$6,344
No amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized losses, as of June 30, 2015, was $933, and the total tax effect on accumulated unrealized net gain, as of June 30, 2014, was $364.

12.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. Redeemable non-controlling interest was measured at fair value at the date of acquisition. The redeemable non-controlling interest is reported on the Company’s unaudited condensed consolidated balance sheets as “Redeemable non-controlling interest."
A reconciliation of redeemable non-controlling interest for the three and six month periods ended June 30, 2015 and June 30, 2014, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$13,647	$19,338	$16,590	$18,729
Net gain (loss) attributable to redeemable non-controlling interest	670	(82)	659	(249)
Currency translation adjustment	675	476	(2,257)	1,252
Ending balance	$14,992	$19,732	$14,992	$19,732

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and six month periods ended June 30, 2015 and June 30, 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$13,644	$228	$17,396	$519
Non-controlling interest investment	—	1,033	—	1,033
Net loss attributable to non-controlling interest	(762)	(402)	(3,063)	(697)
Currency translation adjustment	283	—	(1,168)	4
Ending balance	$13,165	$859	$13,165	$859

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

13.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $11,494 at June 30, 2015, and $7,733 at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	Restructuring
In the first half of 2015 the Company recorded initial restructuring costs of approximately $8,559 related to the Company's global review of operations. This global review identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The costs related to this initiative are employee termination benefits. No costs were paid during the second quarter of 2015. These costs are expected to be paid during the remainder of 2015 and 2016. The Company has determined that the amount of expense related to this program is probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet.
The following table presents the Company’s restructuring charges for the six months ended June 30, 2015:

	Accrual Balance at December 31, 2014	Restructuring Charges	Reserve Release	Cash Paid	Impact of foreign currency translation	Accrual Balance at June 30, 2015
2015 Restructuring:
Employee separation costs	$—	8,559	—	—	$263	$8,822

16.	Segment Information
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
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude fair value changes of fuel price derivative instruments, net foreign currency gains and losses, the amortization of acquired intangible assets, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

the extinguishment of a portion of the tax receivable agreement, restructuring charges, gain or losses on divestitures and adjustments attributable to non-controlling interests.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment. Evolution1 contributed net revenues of approximately $48,860 and are not significant to the adjusted pre-tax income before NCI. Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.
Net realized and unrealized losses on derivative instruments are allocated to the Fleet Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.

Beginning in the second quarter of 2015, adjusted net income attributable to WEX Inc. excludes net foreign currency gains and losses. For comparative purposes, adjusted net income attributable to WEX Inc. for the prior periods has been adjusted to reflect the exclusion of net foreign currency gains and losses and differs from the figure previously reported due to this adjustment. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended June 30, 2015 and 2014:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended June 30, 2015
Fleet payment solutions	$135,520	$421	$6,975	$49,490
Other payment solutions	78,133	936	1,768	26,426
Total	$213,653	$1,357	$8,743	$75,916
Three months ended June 30, 2014
Fleet payment solutions	$145,828	$586	$6,436	$57,621
Other payment solutions	55,753	1,013	410	24,714
Total	$201,581	$1,599	$6,846	$82,335

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the six months ended June 30, 2015 and 2014:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Six months ended June 30, 2015
Fleet payment solutions	$264,010	$1,161	$14,433	$94,774
Other payment solutions	151,928	1,775	3,538	52,109
Total	$415,938	$2,936	$17,971	$146,883
Six months Ended June 30, 2014
Fleet payment solutions	$281,263	$1,110	$12,813	$105,328
Other payment solutions	102,386	1,777	764	40,920
Total	$383,649	$2,887	$13,577	$146,248
The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjusted pre-tax income before NCI	$75,916	$82,335	$146,883	$146,248
Unrealized loss on fuel price derivatives	(14,956)	(4,896)	(24,301)	(2,073)
Net foreign currency (loss) gain	(2,161)	1,238	(6,537)	2,271
Amortization of acquired intangible assets	(12,016)	(8,330)	(24,175)	(16,617)
Stock-based compensation	(3,942)	(3,117)	(7,160)	(5,540)
Expenses and adjustments related to acquisitions	—	(500)	—	(500)
Restructuring	—	—	(8,559)	—
Gain on divestitures	—	—	1,215	—
Income before income taxes	$42,841	$66,730	$77,366	$123,789

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
The Company’s U.S. operations include WEX, Fleet One,WEX Bank and Evolution1. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand and WEX Europe, located in England, and our majority equity positions in UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, headquartered in England.
Summary
Below are selected items from the second quarter of 2015:

•
Other payment solutions purchase volume grew by approximately $1.3 billion from the second quarter of 2014 to $5.7 billion for the second quarter of 2015, an increase of 31 percent, primarily driven by our acquisition of Evolution1 in July of 2014 and also due to virtual card volume increases.

•
Average number of vehicles serviced increased 24 percent from the second quarter of 2014 to approximately 9.8 million for the second quarter of 2015, primarily driven by our the acquisition of our European fleet business in December of 2014.

•
Total fuel transactions processed increased 5 percent from the second quarter of 2014 to 103.1 million for the second quarter of 2015. Total payment processing transactions in our Fleet Payment Solutions segment increased 11 percent to 86.7 million for the second quarter of 2015 as compared to the same quarter in 2014. Transaction processing transactions decreased 19 percent to 16.4 million for the second quarter of 2015, as compared to the same quarter in 2014, primarily due to the divestiture of Pacific Pride in July of 2014.

•
Average expenditure per payment processing transaction in our Fleet Payment Solutions segment decreased 22 percent to $68.98 for the second quarter of 2015, from $88.46 for the same period in the prior year. The average U.S. fuel price per gallon during the second quarter of 2015 was $2.74, a 27 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the second quarter of 2015 was $3.91, a 28 percent decrease as compared to the same period in the prior year. Although we have partially hedged against the impact of domestic fuel price fluctuations on earnings, if prices remain low, our future revenue and earnings will be negatively impacted.

•
Credit loss expense in the Fleet Payment Solutions segment was $3.1 million during the second quarter of 2015, as compared to $6.3 million during the second quarter of 2014. Spend volume decreased 14 percent in the second quarter of 2015, as compared to the same quarter last year and our credit losses were 5.3 basis points of fuel expenditures for the second quarter of 2015, as compared to 9.1 basis points of fuel expenditures for the same period last year.

•	Realized gains on our fuel price derivatives during the second quarter of 2015 were $9.0 million as compared to a realized loss of $2.7 million for the same period in the prior year.

•
In the first half of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling.

Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. In April 2014, we initiated a partial foreign currency exchange hedging program, which we plan to discontinue in August of 2015. Movements in these exchange rates associated with our foreign held currencies combined with the results of our foreign currency exchange hedging program resulted in a loss of $2.2 million for the second quarter of 2015.

•
On April 28, 2015, we entered into a one year securitized debt agreement with a bank. Under the terms of the agreement, each month, on a revolving basis, we sell certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by us ("Securitization Subsidiary"). The Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.

•
Our effective tax rate was 38.4 percent for the second quarter of 2015 as compared to 35.8 percent for the second quarter of 2014. Discrete items in the second quarter of 2015 contributed to the higher effective tax rate, as compared to the second quarter of 2014. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$80,127	$94,550	$(14,423)	(15)%	$153,070	$180,252	$(27,182)	(15)%
Transaction processing revenue	4,927	5,250	(323)	(6)%	9,610	10,140	(530)	(5)%
Account servicing revenue	25,360	20,112	5,248	26%	49,243	39,467	9,776	25%
Finance fees	19,069	17,661	1,408	8%	38,064	34,981	3,083	9%
Other	6,037	8,255	(2,218)	(27)%	14,023	16,423	(2,400)	(15)%
Total revenues	135,520	145,828	(10,308)	(7)%	264,010	281,263	(17,253)	(6)%
Total operating expenses	97,413	88,682	8,731	10%	201,286	177,414	23,872	13%
Operating income	38,107	57,146	(19,039)	(33)%	62,724	103,849	(41,125)	(40)%
Net foreign currency (loss) gain	(1,231)	1,146	(2,377)	(207)%	(1,587)	1,029	(2,616)	(254)%
Financing interest expense	(8,593)	(7,276)	(1,317)	18%	(17,830)	(14,632)	(3,198)	22%
Net realized and unrealized gains on derivative instruments	(6,000)	(7,561)	1,561	(21)%	(3,251)	(5,716)	2,465	(43)%
Income before income taxes	$22,283	$43,455	$(21,172)	(49)%	$40,056	$84,530	$(44,474)	(53)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	86,700	78,390	8,310	11%	168,634	151,717	16,917	11%
Average expenditure per payment processing transaction	$68.98	$88.46	$(19.48)	(22)%	$67.16	$87.24	$(20.08)	(23)%
Average price per gallon of fuel
Domestic – ($/gal)	$2.74	$3.76	$(1.02)	(27)%	$2.66	$3.70	$(1.04)	(28)%
Australia – ($/gal)	$3.91	$5.44	$(1.53)	(28)%	$3.82	$5.39	$(1.57)	(29)%
Transaction processing revenue:
Transaction processing transactions (b)	16,448	20,183	(3,735)	(19)%	32,625	39,436	(6,811)	(17)%
Account servicing revenue:
Average number of vehicles serviced	9,798	7,927	1,871	24%	9,535	7,857	1,678	21%
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the European fleet business.
(b) As of July 31, 2014, excludes transactions from Pacific Pride LLC.

Summary
Our payment processing revenue decreased, as compared to the same period in the prior year, primarily due to the large decline in fuel prices. During the second quarter of 2015, we had an 11 percent increase in our payment processing transactions, as compared to the same period in the prior year. Our focus is on bringing value to our customers, and our attrition rates remain low. We also continue to drive new customer acquisitions. Our domestic fleet organic growth was partially offset by a softness in sales, primarily driven by a slowdown in purchased fuel volume in the large fleet market. These decreases in organic growth were offset by our European fleet business, purchased in December of 2014, where we are encouraged by favorable trends in the European market.
Revenues
Payment processing revenue decreased $14.4 million for the second quarter of 2015 as compared to the second quarter of 2014 and $27.2 million for the first half of 2015 as compared to the same period in the prior year. These decreases are primarily due to a decrease in the average domestic price per gallon of fuel in 2015 as compared to 2014. These decreases were partially offset by an increase in payment processing volume primarily related to the acquisition of our European fleet business in December of 2014.
Our account servicing revenue increased $5.2 million for the second quarter of 2015 as compared to the same period in 2014 and $9.8 million for the first half of 2015 as compared to the same period in the prior year. These increases are primarily due to an increase in revenue related to the acquisition of our European fleet business in December of 2014, and growth in our WEX Telematics business.
Our finance fees revenue increased $1.4 million for the second quarter of 2015 as compared to the same period in 2014 and $3.1 million for the first half of 2015 as compared to the same period in the prior year. These increases are primarily due to additional factoring revenue as well as higher late fees associated with changes to our waiver practice. Payments for customer receivables are generally due within thirty days or less, excluding our FlexCard program. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2015	June 30, 2014	Amount	Percent
Expense
Salary and other personnel	$42,529	$35,941	$6,588	18%
Service fees	$14,937	$10,601	$4,336	41%
Provision for credit losses	$3,137	$6,332	$(3,195)	(50)%
Technology leasing and support	$6,061	$4,525	$1,536	34%
NM - Not meaningful
Changes in operating expenses for the second quarter of 2015, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $6.6 million for the second quarter of 2015 as compared to the same period last year. The increase is primarily due to an increase in headcount related to the acquisition of our European fleet business in December of 2014.
Service fees increased by $4.3 million for the second quarter of 2015 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the the acquisition of our European fleet business in December of 2014. This increase was partially offset by a decrease in service fees related to the divestiture of Pacific Pride that occurred on July 31, 2014.
Provision for credit losses decreased by $3.2 million for the second quarter of 2015 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 5.3 basis points of fuel expenditures for the second quarter of 2015, compared to 9.1 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The reduced expense we recognized in the quarter is a reflection of lower fleet receivables as compared to the same quarter last year, primarily as a result of lower fuel prices.
Technology leasing and support expenses increased $1.5 million for the second quarter of 2015 as compared to the same period in the prior year. This increase is primarily due to the acquisition of our European fleet business in December of 2014.
The following table compares selected expense line items within our Fleet Payment Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2015	June 30, 2014	Amount	Percent
Expense
Salary and other personnel	$85,166	$72,343	$12,823	18%
Restructuring	$8,559	$—	$8,559	NM
Service fees	$27,137	$20,079	$7,058	35%
Provision for credit losses	$6,779	$15,224	$(8,445)	(55)%
Technology leasing and support	$11,682	$9,084	$2,598	29%
Depreciation, amortization and impairment	$28,574	$26,841	$1,733	6%
NM - Not meaningful
Salary and other personnel expenses increased $12.8 million for the first half of 2015 as compared to the same period last year. The increase is primarily due to an increase in headcount related to the acquisition of our European fleet business in December of 2014.
In the first half of 2015 we recorded restructuring costs of approximately $8.6 million related to our global review of operations. The costs related to this initiative are employee termination benefits and are expected to be paid during the remainder of 2015 and 2016.
Service fees increased by $7.1 million for the first half of 2015 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the acquisition of our European fleet business in December of 2014.
Provision for credit losses decreased by $8.4 million for the first half of 2015 as compared to the same period in the prior year. Credit losses were 6.0 basis points of fuel expenditures for the first half of 2015, compared to 11.5 basis points of fuel expenditures for the same period last year. The reduced expense we recognized in the first half of 2015 is a reflection of lower fleet receivables as compared to the same period last year, primarily as a result of lower fuel prices.
Technology leasing and support expenses increased $2.6 million for the first half of 2015 as compared to the same period in the prior year. This increase is primarily due to the acquisition of our European fleet business in December of 2014.
Depreciation, amortization and impairment expenses increased $1.7 million for the first half of 2015, as compared to the same period in the prior year. This increase in depreciation expense is primarily related to depreciation and amortization expense related to the acquisition of the Esso portfolio in Europe.

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

Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2015	2014	2015	2014
Fuel price derivatives, at fair value, beginning of period	$31,624	$(4,535)	$40,969	$(7,358)
Net change in fair value	(6,000)	(7,561)	(3,251)	(5,716)
Cash payments on settlement	(8,956)	2,665	(21,050)	3,643
Fuel price derivatives, at fair value, end of period	$16,668	$(9,431)	$16,668	$(9,431)
Collar range:
Floor	$3.37	$3.36	$3.36	$3.37
Ceiling	$3.43	$3.42	$3.42	$3.43
Domestic average fuel price, beginning of period	$2.56	$3.69	$2.56	$3.53
Domestic average fuel price, end of period	$2.79	$3.76	$2.79	$3.76
Changes in fuel price derivatives for the three and six months ended June 30, 2015, as compared to the corresponding periods a year ago, are attributable to the movements in fuel prices in the corresponding periods. As of June 30, 2015, the projected future price of fuel is below the average future floor price of our derivatives, resulting in a net asset on our unaudited condensed consolidated balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. For the third quarter of 2015, we have purchased fuel price sensitive derivative instruments to hedge approximately 60 percent of our anticipated U.S. fuel-price related earnings exposure. For the fourth quarter of 2015 and first quarter of 2016, the amount hedged declines to 40 percent and 20 percent, respectively. At this time, there are no hedges beyond the first quarter of 2016.
The Company currently does not plan to hedge our fuel price risk exposure for WEX Fuel Cards Australia, or the European fleet business as the earnings exposure to fuel price movements are typically more limited than it is domestically.
Loss on foreign currency transactions
In the first half of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Furthermore, the acquisition of our European fleet business in December of 2014 has increased this type of exposure. In April 2014, we initiated a partial foreign currency exchange hedging program which we plan to discontinued in August of 2015. The results of these hedges are recorded in Net foreign currency (loss) gain. Management will continue to monitor foreign exchange rates and the impact to the operations of the business. The fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a loss of $1.2 million for the second quarter of 2015 and a loss of $1.6 million for the first half of 2015.
Financing interest expense
Financing interest expense increased $1.3 million for the second quarter of 2015 as compared to the second quarter of the prior year and increased $3.2 million for the first half of 2015 as compared to the same period in the prior year. On August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increased the outstanding amount of the term loans from $277.5 million to $500.0 million, and accordingly, financing interest expense related to the term loan outstanding was higher in 2015 as compared to the same periods in 2014.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$47,954	$40,147	$7,807	19%	$92,446	$72,049	$20,397	28%
Transaction processing revenue	1,309	1,652	(343)	(21)%	2,916	3,347	(431)	(13)%
Account servicing revenue	13,114	3,596	9,518	265%	26,179	6,769	19,410	287%
Finance fees	1,332	1,352	(20)	(1)%	2,528	2,794	(266)	(10)%
Other	14,424	9,006	5,418	60%	27,859	17,427	10,432	60%
Total revenues	78,133	55,753	22,380	40%	151,928	102,386	49,542	48%
Total operating expenses	53,322	32,570	20,752	64%	103,494	64,369	39,125	61%
Operating income	24,811	23,183	1,628	7%	48,434	38,017	10,417	27%
Net foreign currency (loss) gain	(930)	92	(1,022)	NM	(4,950)	1,242	(6,192)	NM
Financing interest expense	(3,323)	—	(3,323)	NM	(6,174)	—	(6,174)	NM
Income before income taxes	$20,558	$23,275	$(2,717)	(12)%	$37,310	$39,259	$(1,949)	(5)%

Key operating statistics
Payment processing revenue: (a)
Payment solutions purchase volume	$5,683	$4,339	$1,344	31%	$10,723	$8,010	$2,713	34%
NM - Not meaningful
(a) Excludes payment processing volume from rapid! Paycard, which was sold on January 7, 2015, and UNIK. As of July 16, 2014, includes interchange volume from Evolution1.
Summary
The growth this quarter was primarily driven by the travel virtual product and healthcare product. Purchase volume came in as expected, and we continued to work on expanding relationships with existing partners, onboard new customers and sign contract extensions during the quarter. We are focused on globalizing our virtual card product and pursuing value-added enhancements to our core service offering to meet the needs of our customers in high-growth markets. Our penetration in Asia remains at an early stage, and we are encouraged by the interest our travel offering has received.
Revenues
Payment processing revenue increased $7.8 million for the second quarter of 2015 as compared to the same period in the prior year and increased $20.4 million for the first half of 2015 as compared to the same period in the prior year. These increases were primarily due to revenue associated with Evolution1, which was acquired in July of 2014, as well as higher corporate charge card purchase volume from our virtual WEX Travel product. The net interchange rate for the second quarter was 84 basis points, down 2 basis points as compared to the same period in the prior year, primarily due to renegotiated contracts.
Account servicing revenue increased $9.5 million for the second quarter of 2015 as compared to the same period in the prior year and increased $19.4 million for the first half of 2015 as compared to the same period in the prior year. These increases are primarily due to revenue associated with Evolution1.
Other revenue for the second quarter of 2015 increased by approximately $5.4 million as compared to the same period in the prior year and increased $10.4 million for the first half of 2015 as compared to the same period in the prior year. These increases are primarily due to revenues associated with Evolution1, as well as changes in fees charged to customers in Brazil.

Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2015	June 30, 2014	Amount	Percent
Expense
Salary and other personnel	$16,562	$7,485	$9,077	121%
Service fees	$19,003	$17,230	$1,773	10%
Technology leasing and support & occupancy and equipment	$5,298	$2,708	$2,590	96%
Depreciation, amortization and impairment	$6,761	$1,734	$5,027	290%
Salary and other personnel expenses increased $9.1 million for the second quarter of 2015 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Evolution1 and is partially offset by the divestiture of rapid! PayCard on January 7, 2015.
Service fees increased $1.8 million for the second quarter of 2015 as compared to the same period in the prior year. This increase is primarily related to the operations of Evolution1, and is partially offset by a decrease in product servicing fees related to the divestiture of rapid! PayCard.
Technology leasing and support and occupancy and equipment expense collectively increased $2.6 million for the second quarter of 2015 as compared to the same period last year. This increase is primarily due to additional expenses from Evolution1.
Depreciation, amortization and impairment expenses increased $5.0 million for the second quarter of 2015 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.
The following table compares selected expense line items within our Other Payment Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2015	June 30, 2014	Amount	Percent
Expense
Salary and other personnel	$32,341	$14,985	$17,356	116%
Service fees	$36,874	$34,057	$2,817	8%
Technology leasing and support & occupancy and equipment	$10,419	$5,992	$4,427	74%
Depreciation, amortization and impairment	$13,571	$3,353	$10,218	305%
Other	$7,373	$3,536	$3,837	109%
Salary and other personnel expenses increased $17.4 million for the first half of 2015 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Evolution1 and is partially offset by the divestiture of rapid! PayCard on January 7, 2015.
Service fees increased $2.8 million for the first half of 2015 as compared to the same period in the prior year. This increase is primarily related to the operations of Evolution1, and is partially offset by a decrease in product servicing fees related to the divestiture of rapid! PayCard.
Technology leasing and support and occupancy and equipment expense collectively increased $4.4 million for the second quarter of 2015 as compared to the same period last year. This increase is primarily due to additional expenses from the acquisition of Evolution1 and the expansion of our virtual product in Europe.
Depreciation, amortization and impairment expenses increased $10.2 million for the first half of 2015 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.
Other expenses increased $3.8 million for the first half of 2015 as compared to the same period in the prior year. This increase is primarily due to additional expenses from the acquisition of Evolution1.

Loss on foreign currency transactions
In the first half of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. In April 2014, we initiated a partial foreign currency exchange hedging program which we plan to discontinue in August of 2015. These fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a $0.9 million loss for the second quarter of 2015 and a loss of $5.0 million for the first half of 2015.
Financing interest expense
Financing interest expense increased $3.3 million for the second quarter of 2015 as compared to the second quarter of the prior year and increased $6.2 million for the first half of 2015 as compared to the same period in the prior year. The increases are due to the debt incurred to purchase Evolution1.
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

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of foreign currency cash, receivable and payable balances, certain intercompany notes and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items will improve the comparison of operating results.

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
The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Adjusted Net Income attributable to WEX Inc.	$48,317	$53,100	$94,535	$94,091
Unrealized loss on fuel price derivatives	(14,956)	(4,896)	(24,301)	(2,073)
Net foreign currency (loss) gain	(2,161)	1,238	(6,537)	2,271
Amortization of acquired intangible assets	(12,016)	(8,330)	(24,175)	(16,617)
Stock-based compensation	(3,942)	(3,117)	(7,160)	(5,540)
Restructuring	—	—	(8,559)	—
Gain on divestiture	—	—	1,215	—
Expenses and adjustments related to acquisitions	—	(500)	—	(500)
ANI adjustments attributable to non-controlling interests	765	271	3,618	420
Tax impact	10,485	5,567	20,201	7,823
Net earnings attributable to WEX Inc.	$26,492	$43,333	$48,837	$79,875
The tax impact of the adjustments used to calculate Adjusted Net Income is the difference between our GAAP tax provision and a pro forma tax provision based upon our Adjusted Net Income before taxes. The methodology utilized for calculating our Adjusted Net Income tax provision is the same methodology utilized in calculating our GAAP tax provision.

Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million in Notes outstanding, as well as other available methods of financing (including deposits, borrowed federal funds and our securitization facility), are adequate to meet our operating, investing and financing needs.
The table below summarizes our cash activities:

(in thousands)	Six months ended June 30,
	2015	2014
Net cash provided by (used for) operating activities	$53,015	$(173,362)
Net cash used for investing activities	(10,246)	(25,092)
Net cash (used for) provided by financing activities	(138,963)	155,454
WEX Bank issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.40 percent to 1.05 percent as of June 30, 2015. As of June 30, 2015, we had approximately $217.6 million of certificates of deposit outstanding, compared to $566.8 million of certificates of deposits outstanding as of June 30, 2014. Certificates of deposit are subject to regulatory capital requirements.
As of June 30, 2015, we had approximately $299.3 million of interest-bearing money market deposits with a weighted average interest rate of 0.24 percent, compared to $317.8 million of interest-bearing money market deposits at June 30, 2014, with a weighted average interest rate of 0.23 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of June 30, 2015, we had $349.5 million of non-interest bearing NOW account deposits and $38.7 million of non-interest bearing customer deposits outstanding. As of June 30, 2014, we had $345.0 million of non-interest bearing NOW account deposits and $21.7 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
In the second quarter of 2015, we increased the federal funds lines of credit by $135 million to $260 million. As June 30, 2015, we had $50.5 million outstanding on our $260.0 million federal funds lines of credit. As of June 30, 2014, we had no outstanding balance on our $125.0 million of available credit on these lines.
We added $27.7 million in capital additions during the first half of 2015, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers. We expect total capital expenditures for 2015 to be approximately $65 to $70 million.
We purchased $22.0 million in treasury shares during the first six months of 2015.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first half of 2015 decreased by $100.4 million, deposits and borrowed federal funds increased by $22.6 million and our financing debt decreased by $182.6 million. Our accounts receivable decreased $244.5 million and our accounts payable decreased $177.7 million, primarily due to lower fuel prices.
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. As of June 30, 2015, approximately 91 percent of the outstanding balance of $2.1 billion, was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due. As of June 30, 2014, approximately 97 percent of the outstanding balance of $2.2 billion, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
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
On April 28, 2015, we entered into a one year securitized debt agreement with a bank. Under the terms of the agreement, each month, on a revolving basis, we sell certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by us ("Securitization Subsidiary"). The Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
We pay a variable interest rate on the outstanding balance based on the Australian Bank Bill Rate plus an applicable margin, which as of June 30, 2015, was 2.89 percent. As of June 30, 2015, we had $89.2 million of securitized debt.
As of June 30, 2015, we have approximately 2.6 years left on our $700 million revolving credit facility and have $248.5 million of borrowings against it. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $472.5 million at June 30, 2015 and $486.3 million at December 31, 2014. As of June 30, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 225 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 225 basis points, (b) the prime rate plus 175 basis points for our domestic borrowings; and the Eurocurrency rate plus 225 basis points for our international borrowings.
We decreased our overall financing debt (2014 Credit Agreement and Notes), excluding the impact of foreign currency exchange rates, by $182.6 million during the first half of 2015 with a balance outstanding of $1.1 billion as of June 30, 2015.
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
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million which resulted in a pre-tax gain of approximately $1.2 million.
As of June 30, 2015, we have approximately $45.3 million in cash located in our foreign entities, outside of the United States.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $11.5 million as of June 30, 2015. We currently do not plan to repatriate these earnings. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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
In April 2014 we initiated a partial foreign currency exchange hedging program. In 2014 we managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, we held contracts outstanding over the quarter end period, minimized foreign cash balances, and expanded the scope of our hedging program to include more currencies. We plan to discontinue the foreign currency hedging program in August of 2015. We will continue to monitor our foreign currency exposure for discrete items and may, from time to time, hedge certain forieng currency transactions.

Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. As of June 30, 2015, we had posted letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three and six months ended June 30, 2015, and June 30, 2014:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	30	$2,817	210.0	$22,011	211.0	$19,765

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2015. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 13, 2013, our Board of Directors approved a share repurchase program authorizing the purchase of up to $150.0 million worth of our common stock from time to time until September 30, 2017.
We did not purchase shares of our common stock during the second quarter of 2015. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million million as of June 30, 2015.

Item 6. Exhibits.

The exhibit index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

July 31, 2015	By:	/s/ Steven A. Elder
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
Receivables Acquisition and Servicing agreement, dated April 28, 2015, among WEX Australia Pty Ltd., WEX Fuel Cards Australia Ltd., (collectively known as "Sellers"), The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("Manager"), Perpetual Corporate Trust Limited ("Buyer") and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent, managing agent and financial institution

*	10.2	Southern Cross WEX 2015-1 Trust Guaranty and Indemnity Agreement, dated April 28, 2015, among WEX Inc. (“Guarantor”) and Perpetual Corporate Trust Limited (“Trustee”)
*	10.3	General Security Agreement dated April 28, 2015, among Perpetual Corporate Trust Limited (“Grantor”) and P.T. Limited (ABN 67 004 454 666) (“Secured Party”)
*	10.4
Southern Cross WEX 2015-1 Trust Trust Class A Facility Deed dated April 28, 2015, among Perpetual Corporate Trust Limited ("Trustee"), The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“Manager”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sydney Branch (“Class A Facility Provider”)

*	10.5
Southern Cross WEX 2015-1 Trust Trust Class B Facility Deed dated April 28, 2015, among Perpetual Corporate Trust Limited (“Trustee”), The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“Manager”) and WEX Australia Pty Ltd (“Class B Facility Provider”)

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