Form 10-Q
period 2015-09-30
WEX Inc.
filed 2015-10-30
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2015
Common Stock, $0.01 par value per share	38,642,308 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report, in press releases and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns, payments, transaction processing activity and the commercial activity of fleets; the effects of the Company’s business expansion and acquisition efforts; the ability to consummate previously announced acquisitions; the Company’s failure to successfully integrate the businesses it has acquired; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, or liabilities, or loss of relationships with customers or merchants; fuel price volatility and changes in fleet fuel efficiency; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking regulations impacting the Company’s industrial bank and the Company as the corporate parent; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of the Company’s outstanding notes on its operations; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2015. Our forward-looking statements and these factors do not reflect the potential future impact of any, alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$533,626	$284,763
Accounts receivable (less reserve for credit losses of $11,535 in 2015 and $13,919 in 2014)	1,791,681	1,865,538
Securitized accounts receivable, restricted	91,756	—
Income taxes receivable	—	6,859
Available-for-sale securities	18,738	18,940
Fuel price derivatives, at fair value	13,417	40,969
Property, equipment and capitalized software (net of accumulated depreciation of $184,159 in 2015 and $169,382 in 2014)	124,632	105,596
Deferred income taxes, net	9,675	5,764
Goodwill	1,068,455	1,116,902
Other intangible assets, net	443,027	497,297
Other assets	253,497	175,506
Total assets	$4,348,504	$4,118,134
Liabilities and Stockholders’ Equity
Accounts payable	$518,892	$425,956
Accrued expenses	184,927	137,358
Income taxes payable	8,911	—
Deposits	1,189,314	979,553
Securitized debt	78,303	—
Revolving line-of-credit facilities and term loan	709,219	901,564
Deferred income taxes, net	70,565	44,004
Notes outstanding	400,000	400,000
Other debt	50,340	52,975
Amounts due under tax receivable agreement	60,319	69,637
Other liabilities	10,793	12,776
Total liabilities	3,281,583	3,023,823
Commitments and contingencies (Note 14)
Redeemable non-controlling interest	—	16,590
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,077 shares issued in 2015 and 43,021 in 2014; 38,745 shares outstanding in 2015 and 38,897 in 2014	431	430
Additional paid-in capital	172,788	179,077
Non-controlling interest	12,332	17,396
Retained earnings	1,162,733	1,081,730
Accumulated other comprehensive income	(109,021)	(50,581)
Less treasury stock at cost; 4,428 shares in 2015 and 4,218 shares in 2014	(172,342)	(150,331)
Total stockholders’ equity	1,066,921	1,077,721
Total liabilities and stockholders’ equity	$4,348,504	$4,118,134

See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Fleet payment solutions	$140,672	$144,497	$404,682	$425,760
Other payment solutions	85,385	77,637	237,313	180,023
Total revenues	226,057	222,134	641,995	605,783
Expenses
Salary and other personnel	57,174	55,392	174,682	142,720
Restructuring	(45)	—	8,514	—
Service fees	36,924	34,024	100,935	88,160
Provision for credit losses	6,635	7,261	14,532	23,154
Technology leasing and support	10,157	8,006	29,612	22,184
Occupancy and equipment	5,240	5,362	15,271	13,489
Depreciation, amortization and impairment	20,778	19,600	62,924	49,794
Operating interest expense	1,483	1,860	4,419	4,747
Cost of hardware and equipment sold	706	1,830	2,499	5,033
Other	19,260	13,438	50,919	39,275
Gain on divestiture	—	(27,169)	(1,215)	(27,169)
Total operating expenses	158,312	119,604	463,092	361,387
Operating income	67,745	102,530	178,903	244,396
Financing interest expense	(11,330)	(9,840)	(35,334)	(24,472)
Net foreign currency gain (loss)	6,525	(7,560)	(12)	(5,289)
Net realized and unrealized gain on fuel price derivative instruments	7,922	14,773	4,671	9,057
Non-cash adjustments related to tax receivable agreement	1,634	(1,356)	1,634	(1,356)
Income before income taxes	72,496	98,547	149,862	222,336
Income taxes	30,714	24,697	61,647	69,557
Net income	41,782	73,850	88,215	152,779
Less: Net gain (loss) attributable to non-controlling interests	203	(593)	(2,201)	(1,539)
Net earnings attributable to WEX Inc.	41,579	74,443	90,416	154,318
Accretion of non-controlling interest	(9,413)	—	(9,413)	—
Net earnings attributable to shareholders	$32,166	$74,443	$81,003	$154,318
Net earnings attributable to shareholders per share:
Basic	$0.83	$1.92	$2.09	$3.97
Diluted	$0.83	$1.91	$2.08	$3.96
Weighted average common shares outstanding:
Basic	38,745	38,867	38,780	38,896
Diluted	38,808	38,961	38,852	39,004
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$41,782	$73,850	$88,215	$152,779
Changes in available-for-sale securities, net of tax effect of $59 and $(15) for the three months ended September 30, 2015 and 2014 and $29 and $116 for the nine months ended September 30, 2015 and 2014	99	(26)	50	200
Foreign currency translation	(34,948)	(33,832)	(55,265)	(11,170)
Comprehensive income	6,933	39,992	33,000	141,809
Less: comprehensive loss attributable to non-controlling interests	(2,255)	(3,571)	(8,084)	(3,261)
Comprehensive income attributable to WEX Inc.	$9,188	$43,563	$41,084	$145,070
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	17	—	236	—	—	—	—	236
Tax benefit from stock option and restricted stock units	—	—	1,432	—	—	—	—	1,432
Stock issued upon vesting of restricted and deferred stock units	77	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	6,747	—	—	—	—	6,747
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $116	—	—	—	200	—	—	—	200
Foreign currency translation	—	—	—	(9,448)	—	—	(1,007)	(10,455)
Non-controlling interest investment	—	—	—	—	—	—	21,267	21,267
Net income (loss)	—	—	—	—	—	154,318	(1,508)	152,810
Balance at September 30, 2014	38,870	$430	$177,305	$(24,743)	$(150,331)	$1,033,837	$19,271	$1,055,769
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	2	—	24	—	—	—	—	24
Tax from stock option and restricted stock units	—	—	(230)	—	—	—	—	(230)
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings		—	7,845	—	—	—	—	7,845
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of ($29)	—	—	—	50	—	—	—	50
Foreign currency translation	—	—	—	(49,382)	—	—	(1,673)	(51,055)
Adjustment of redeemable non-controlling interest	—	—	(13,927)	(9,108)	—	(9,413)	—	(32,448)
Net income (loss)	—	—	—	—	—	90,416	(3,391)	87,025
Balance at September 30, 2015	38,745	$431	$172,788	$(109,021)	$(172,342)	$1,162,733	$12,332	$1,066,921
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$88,215	$152,779
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Fair value change of fuel price derivatives	27,552	(14,140)
Stock-based compensation	10,227	10,089
Depreciation, amortization and impairment	65,243	51,658
Gain on divestiture	(1,215)	(27,169)
Deferred taxes	24,057	25,190
Foreign currency remeasurement	17,074	—
Restructuring charge	8,514	—
Provision for credit losses	14,532	23,154
Loss on disposal of property, equipment and capitalized software	298	1,138
Changes in operating assets and liabilities:
Accounts receivable	(78,951)	(389,339)
Other assets	(82,133)	(42,455)
Accounts payable	107,884	201,506
Accrued expenses	40,539	19,203
Income taxes	17,288	(6,757)
Other liabilities	(2,221)	(1,724)
Amounts due under tax receivable agreement	(9,318)	(5,772)
Net cash provided by (used for) operating activities	247,585	(2,639)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(47,117)	(39,403)
Purchases of available-for-sale securities	(263)	(2,740)
Maturities of available-for-sale securities	544	279
Acquisitions and investments, net of cash	—	(591,791)
Proceeds from divestitures	17,265	46,890
Net cash used for investing activities	(29,571)	(586,765)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	658	1,432
Repurchase of share-based awards to satisfy tax withholdings	(2,382)	(3,342)
Proceeds from stock option exercises	24	235
Net change in deposits	211,015	379,812
Other debt	155	47,798
Loan origination fee	—	(3,309)
Net activity on 2014 revolving credit facility	(168,752)	190,700
Net change in securitized debt	85,658	—
Payments on term loan	(20,625)	(14,375)
Borrowings on 2014 term loan	—	222,500
Purchase of redeemable non-controlling interest	(46,018)	—
Purchase of shares of treasury stock	(22,011)	(19,765)
Net cash provided by financing activities	37,722	801,686
Effect of exchange rate changes on cash and cash equivalents	(6,873)	2,938
Net change in cash and cash equivalents	248,863	215,220
Cash and cash equivalents, beginning of period	284,763	361,486
Cash and cash equivalents, end of period	$533,626	$576,706
Supplemental cash flow information
Interest paid	$41,292	$31,757
Income taxes paid	$19,899	$49,504
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
Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition related expenses, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, gains on the extinguishment of a portion of the tax receivable agreement, regulatory reserves, gains or losses on divestitures and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-04	Accounting Standards Update No. 2015-04 Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
European fleet business	Consists primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014 ("Esso portfolio in Europe")
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	Indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Pacific Pride	Pacific Pride Services, LLC, previously a wholly owned subsidiary, sold on July 29, 2014
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
UNIK	UNIK S.A., the Company's Brazilian subsidiary
WEX	WEX Inc.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 26, 2015. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2015.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits, borrowed federal funds and credit agreement borrowings approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

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
In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

3.	Business Acquisitions
Acquisition of remaining 49% of UNIK
On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018. See Note 12 Non-controlling interests for further information.
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
During the fourth quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Esso portfolio in Europe transaction. During the first nine months of 2015, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $537, a decrease in accounts receivable of $2, a decrease in the customer relationship intangible asset of $374, a decrease in the licensing agreements intangible asset of $374, and an increase in other tangible assets and liabilities, net, including consideration receivable of $213. The Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation as well as performing procedures to verify the completeness and accuracy of the data used in the independent valuation of all assets and liabilities. The Company has not finalized the purchase accounting. Goodwill related to this transaction is expected to be deductible for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Payment Solutions segment.

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$379,458
Less:
Accounts receivable	303,376
Other tangible assets and liabilities, net	(8,497)
Licensing agreements(a)	36,605
Customer relationships(b)	7,346
Recorded goodwill	$40,628

(a)	Weighted average life – 4.6 years.

(b)	Weighted average life – 7.2 years.

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

The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s unaudited condensed consolidated statements of operations as of the beginning of the fiscal periods ended:

	Three Months Ended September 30, 2014	Nine months Ended September 30, 2014
Revenue	$225,181	$653,192
Net income attributable to WEX Inc.	$69,889	$141,206
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$1.80	$3.63
Net income per share – diluted	$1.79	$3.62
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
rapid! PayCard
On January 7, 2015, the Company sold the assets of its operations of rapid! PayCard for $20,000, which resulted in a pre-tax gain of approximately $1,215. The Company's primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, the Company divested the operations of rapid! PayCard. The operations of rapid! PayCard were not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its Other Payment Solution segment.
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
In general, the Company’s trade receivables provide for payment terms of 30 days or less. The portfolio of receivables consists of a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment. No customer made up more than ten percent of the outstanding receivables at September 30, 2015.
Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy by the customer. The reserve for credit losses is calculated by an analytic model that also takes into account other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of accounts receivable balances which become past due, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.
As of September 30, 2015, approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of September 30, 2014, approximately 99 percent of the total trade accounts receivable outstanding balance was less than 60 days past due.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents changes in reserves for credit losses related to accounts receivable:

	Nine months ended September 30,
	2015	2014
Balance, beginning of period	$13,919	$10,396
Provision for credit losses	14,532	23,154
Charge-offs	(20,667)	(25,776)
Recoveries of amounts previously charged-off	3,965	5,730
Currency translation	(214)	(58)
Balance, end of period	$11,535	$13,446

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first nine months of 2015 were as follows:

	Fleet Payment Solutions Segment	Other Payment Solutions Segment	Total
Gross goodwill, January 1, 2015	$759,986	$374,424	$1,134,410
Impact of foreign currency translation	(29,235)	(6,679)	(35,914)
Disposal of certain assets	(147)	(12,386)	(12,533)
Gross goodwill, September 30, 2015	730,604	355,359	1,085,963
Accumulated impairment, September 30, 2015	(1,337)	(16,171)	(17,508)
Net goodwill, September 30, 2015	$729,267	$339,188	$1,068,455
As described in Note 3, the Company adjusted the amount of goodwill as of December 31, 2014 in the accompanying unaudited condensed consolidated balance sheet to account for the measurement period adjustments to the Esso portfolio in Europe purchase price allocation.
The Company had no impairments to goodwill during the nine months ended September 30, 2015.
Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other Intangible Assets
The changes in other intangible assets during the first nine months of 2015 were as follows:

	Net Carrying Amount, January 1, 2015	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, September 30, 2015
Definite-lived intangible assets
Acquired software and developed technology	$119,509	$(8,195)	$—	$(4,289)	$107,025
Customer relationships	309,450	(23,506)	(2,329)	(6,977)	276,638
Licensing agreements	35,341	(3,159)	(164)	(2,701)	29,317
Patent	1,245	(67)	—	(282)	896
Trade names	15,373	(849)	(723)	(338)	13,463
Indefinite-lived intangible assets
Trademarks and trade names	16,379	—	—	(691)	15,688
Total	$497,297	$(35,776)	$(3,216)	$(15,278)	$443,027
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2015 and for each of the five succeeding fiscal years:

Remaining 2015	$11,910
2016	$46,534
2017	$46,348
2018	$43,050
2019	$39,901
2020	$36,621
Other intangible assets, net consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$144,857	$(37,832)	$107,025	$150,458	$(30,949)	$119,509
Customer relationships	373,099	(96,461)	276,638	393,942	(84,492)	309,450
Licensing agreements	33,054	(3,737)	29,317	35,726	(385)	35,341
Patent	2,307	(1,411)	896	2,697	(1,452)	1,245
Trademarks and trade names	16,420	(2,957)	13,463	17,786	(2,413)	15,373
	$569,737	$(142,398)	427,339	$600,609	$(119,691)	480,918
Indefinite-lived intangible assets
Trademarks and trade names			15,688			16,379
Total			$443,027			$497,297

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$32,166	$74,443	$81,003	$154,318
Weighted average common shares outstanding – Basic	38,745	38,867	38,780	38,896
Unvested restricted stock units	46	74	55	85
Stock options	17	20	17	23
Weighted average common shares outstanding – Diluted	38,808	38,961	38,852	39,004
For the three and nine month periods ended September 30, 2015, certain potential outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per share because the effect of including these options and restricted stock units would be anti-dilutive. No material amount of shares were considered anti-dilutive during the periods reported.

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
During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program. For the fourth quarter of 2015, the Company holds fuel price sensitive derivative instruments to hedge approximately 40 percent of our anticipated U.S. fuel-price related earnings exposure. For the first quarter of 2016, the amount hedged declines to 20 percent. At this time, there are no hedges beyond the first quarter of 2016.
Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company used currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, sought to minimize foreign cash balances, and expanded the scope of its hedging program to include additional currencies. During the third quarter of 2015, the Company terminated this foreign currency hedging program.
Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to U.S. dollars.
The realized and unrealized gains or losses on the currency forward contracts and swaps are reported in earnings within the same unaudited condensed consolidated statement of income line as the impact of the foreign currency translation, net foreign currency gain (loss).
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
As of September 30, 2015, the Company had the following put and call option contracts related to the Company's commodity fuel price derivatives, which are not designated as hedging contracts and settle on a monthly basis:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Option contracts settling October 2015 – March 2016	7,769
Fuel price derivative instruments – diesel
Option contracts settling October 2015 – March 2016	3,848
Total fuel price derivative instruments	11,617

(a)
The settlement of the put and call option contracts is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxygenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

As of September 30, 2015, the Company had the following contracts related to its foreign currency swaps, which are not designated as hedging contracts and settle in U.S. dollars at various dates within 2 days:

	Aggregate Notional Amount
Australian dollar	A$	9,500
Euro		€1,700
Pound sterling		£17,000
The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$13,417	Fuel price derivatives, at fair value	$40,969	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency swaps	Accounts receivable	$15	Accounts receivable	$—	Accounts payable	$115	Accounts payable	$—
The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended September 30,		Nine months ended September 30,
	Income on Derivative	2015	2014	2015	2014
Commodity contracts	Net realized and unrealized gain on fuel price derivative instruments	$7,922	$14,773	$4,671	$9,057
Foreign currency forward exchanges	Net foreign currency gain (loss)	$—	$8,177	21,967	$6,893
Foreign currency swaps	Net foreign currency gain (loss)	$(100)	$—	$(100)	$—

9.	Financing and Other Debt
2014 Credit Agreement
As of September 30, 2015, the Company has $243,594 of borrowings against its $700,000 revolving credit facility. The outstanding debt under the Company's amortizing term loan arrangement, which expires in January of 2018, totaled $465,625 at September 30, 2015 and $486,250 at December 31, 2014. As of September 30, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 200 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for our domestic borrowings; and the Eurocurrency rate plus 200 basis points for our international borrowings.
Borrowed Federal Funds
In the second quarter of 2015, the Company increased its federal funds lines of credit by $135,000 to $260,000. As of September 30, 2015, the Company had $0 outstanding on its $260,000 federal funds lines of credit. As of December 31, 2014 the Company had no outstanding balance on its $125,000 of available credit on these lines.
UNIK debt
UNIK had approximately $5,340 of debt as of September 30, 2015, and $7,975 of debt as of December 31, 2014. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 14.1 percent as of September 30, 2015, and 13.9 percent as of December 31, 2014. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund a customer balance that exceeded WEX Bank's lending limit to an individual customer. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent.  The balance of the debt as of both September 30, 2015 and December 31, 2014, was $45,000. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
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
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate as of September 30, 2015, was 2.91 percent. As of September 30, 2015, the Company had $78,303 of securitized debt.

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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of September 30, 2015:

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$656	$—	$656	$—
Asset-backed securities	892	—	892	—
Municipal bonds	423	—	423	—
Equity securities	16,767	16,767	—	—
Total available-for-sale securities	$18,738	$16,767	$1,971	$—
Executive deferred compensation plan trust (a)	$5,446	$5,446	$—	$—
Fuel price derivatives – unleaded fuel (b)	$8,972	$—	$8,972	$—
Fuel price derivatives – diesel (b)	4,445	—	—	4,445
Total fuel price derivatives	$13,417	$—	$8,972	$4,445
Foreign currency swaps (c)	$15	$—	$15	$—
Liabilities:
Foreign currency swaps (d)	$115	—	$115	—

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

(c)	The fair value of these instruments is recorded in Accounts receivable.

(d)	The fair value of these instruments is recorded in Accounts payable.

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

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	September 30, 2015	September 30, 2014
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$6,078	$(1,925)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(1,633)	4,211
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$4,445	$2,286

(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended September 30, 2015 and 2014, are reported in net realized and unrealized gain on fuel price derivative instruments on the unaudited condensed consolidated statements of income.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended:

	September 30, 2015	September 30, 2014
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$11,848	$(2,142)
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(7,403)	4,428
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$4,445	$2,286
(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the nine months ended September 30, 2015 and 2014, are reported in net realized and unrealized gain on fuel price derivative instruments on the unaudited condensed consolidated statements of income.
$400 Million Notes outstanding
The Notes outstanding as of September 30, 2015, have a carrying value of $400,000 and fair value of $384,000. As of December 31, 2014, the carrying value of the $400,000 in Notes outstanding had a fair value of $388,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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
Foreign currency contracts
Derivatives include foreign currency forward and swap contracts. Our foreign currency forward and swap contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of our derivatives. However, counterparty credit risk did not impact the valuation of our derivatives during 2015 and 2014.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 as of September 30, 2015, are as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$4,445	Option model	Future retail price of diesel fuel after September 30, 2015	$3.72 – 3.85
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

11.	Accumulated Other Comprehensive Income
A reconciliation of accumulated other comprehensive income (loss) for the three month periods ended September 30, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(178)	$(67,344)	$(207)	$6,344
Other comprehensive income (loss)	99	(32,490)	(26)	(30,854)
Purchase of redeemable non-controlling interest	—	(9,108)	—	—
Ending balance	$(79)	$(108,942)	$(233)	$(24,510)
A reconciliation of accumulated other comprehensive income for the nine month periods ended September 30, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(129)	$(50,452)	$(433)	$(15,062)
Other comprehensive (loss) income	50	(49,382)	200	(9,448)
Purchase of redeemable non-controlling interest	—	(9,108)	—	—
Ending balance	$(79)	$(108,942)	$(233)	$(24,510)
No amounts were reclassified from accumulated other comprehensive income in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized losses, as of September 30, 2015, was $1,414, and the total tax effect on accumulated unrealized net gain, as of September 30, 2014, was $943.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

12.	Non-controlling interests
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. The redeemable non-controlling interest was measured at fair value at the date of acquisition and was reported on the Company’s unaudited condensed consolidated balance sheets as “Redeemable non-controlling interest." On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018. Due to the put rights associated with the Company's original investment, the non-controlling interest was previously reported as a liability in other than permanent equity. The Company agreed to cancel this put option in conjunction with the acquisition. The value of the redeemable non-controlling interest was adjusted to the redemption value at date of purchase and the Company recorded the adjustment to retained earnings. This adjustment to retained earnings reduces the Earnings Per Share to shareholders. The Company recorded the amount paid in excess of the redemption value in additional paid-in capital and the impact related to foreign currency in accumulated other comprehensive income. The Company's overall purchase price was less than the fair value of UNIK.
A reconciliation of redeemable non-controlling interest for the three and nine month periods ended September 30, 2015 and September 30, 2014, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$14,992	$19,732	$16,590	$18,729
Net gain (loss) attributable to redeemable non-controlling interest	531	218	1,190	(31)
Currency translation adjustment	(1,953)	(1,967)	(4,210)	(715)
Adjustment to redemption value	9,413	—	9,413	—
Excess purchase amount over redemption value	23,035	—	23,035	—
Purchase of non-controlling interest	(46,018)	—	(46,018)	—
Ending balance	$—	$17,983	$—	$17,983

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and nine month periods ended September 30, 2015 and September 30, 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$13,165	$859	$17,396	$519
Non-controlling interest investment	—	20,234	—	21,267
Net loss attributable to non-controlling interest	(328)	(811)	(3,391)	(1,508)
Currency translation adjustment	(505)	(1,011)	(1,673)	(1,007)
Ending balance	$12,332	$19,271	$12,332	$19,271

13.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $11,760 at September 30, 2015, and $7,733 at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
During the third quarter of 2015, the Company incurred nondeductible expenses of approximately $3,000 and recorded discrete tax items primarily related to foreign dividends and tax return true-ups which resulted in an increase in the effective tax rate to 42.4 percent for the third quarter of 2015.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

During the third quarter of 2014, the Company completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in the Company's income tax provision. The Company has amended prior year tax returns as a result of this change in estimate which reduced the third quarter's tax expense by approximately $11,300. In addition, the current year to date tax provision was reduced by $1,700 as a result of the change in estimate which was also recorded in the third quarter. These items reduced the effective tax rate during the third quarter of 2014 to 25.1 percent.

14.	Commitments and Contingencies
Legal Matters

On September 24, 2015, the FDIC delivered to WEX Bank, a wholly owned subsidiary of WEX Inc. (the “Bank”), drafts of a Consent to Entry of an Order and a draft Consent Order to Cease and Desist alleging that the Bank violated Section 5 of the Federal Trade Commission Act. The alleged violation relates to the marketing and fee disclosure practices used in connection with negotiable order of withdrawal (“NOW”) account deposits associated with the Bank’s deposit program partner, Higher One. Higher One provides electronic financial disbursements and payment services to the higher education industry. Among these services, Higher One offers to facilitate opening a deposit account at participating banks for students receiving financial aid, with the Bank being one of those participating institutions. Upon a student’s opening of an account and receipt of funds in excess of their financial obligation to their education institution, the Bank holds the funds for the student but does not receive any of the fees at issue. Higher One services the accounts, pays related processing costs and receives all of the fees at issue. The proposed consent order, if agreed to by the Bank, would, among other things, require the Bank to pay restitution for certain fees collected by Higher One in connection with these NOW accounts and require the Bank to pay a civil money penalty (collectively, the “Proposed Order”). The Bank is reviewing its options at this time, which include (among others): contesting the allegations in the Proposed Order; disputing the FDIC’s authority to seek reimbursement or impose a civil money penalty; negotiating possible changes in the Proposed Order; or, consenting to entry of the Proposed Order without dispute.

The civil money penalty in the Proposed Order is $2,250. In response to the Proposed Order, the Bank recorded a liability, with a corresponding expense recorded in Other expense on the Condensed Consolidated Statement of Income, of this amount during the third quarter of 2015. However, the Bank may dispute the penalty and the amount could be reduced following the presentation of further evidence to the FDIC.

In addition to a civil money penalty, the Proposed Order would require the Bank to pay restitution of approximately $31,000 as a result of the alleged violations. The ultimate costs could be less than this amount if the Bank successfully contests the proposed restitution calculation or if the FDIC agrees to modify the amount of restitution. Additionally, the program agreement between the Bank and Higher One provides for indemnification by Higher One for certain costs and expenses incurred by the Bank. That indemnification obligation extends to any restitution the Bank may be ultimately required to pay but does not include the amount of any civil money penalty. Higher One’s ability to fulfill its indemnity obligations may be adversely affected by, among other developments, future regulatory changes or proceedings, its contractual indemnity obligations to other program participants, or other events affecting its business and financial condition. Moreover, Higher One has disclosed in its SEC filings that proposed rules from the Department of Education could alter, restrict or prohibit Higher One’s ability to offer and provide services in the current manner, and their business, financial condition and results of operations could be materially and adversely affected. This, in turn, could affect Higher One’s ability to fulfill any indemnification obligations it may have to the Bank. The estimated time that these rules would go into effect is July 1, 2016.
Because of the nature of the alleged violations and inherent difficulty in predicting the outcome of ongoing discussions and negotiations involving the FDIC, Higher One and other banks participating in this program, the Bank is unable to estimate a final resolution at this time. However, due to the receipt of the Proposed Order, the Company has recorded a liability for the proposed amount of financial restitution and a corresponding asset for the contractual indemnification of $31,000 (which amount does not include the civil money penalty mentioned above), respectively, during the third quarter of 2015.

Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

15.	Restructuring
During the first nine months of 2015, the Company recorded initial restructuring costs of approximately $8,514 related to the Company's global review of operations. This global review identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The costs related to this initiative are employee termination benefits. No payments were made during the first nine months of 2015. These costs are expected to be paid during the remainder of 2015 and 2016. The Company has determined that the amount of expense related to this program is probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet.
The following table presents the Company’s restructuring liability for the three and nine months ended September 30, 2015:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$8,822	$—	$—	$—
Restructuring charges	—	—	8,559	—
Reserve release	(45)	—	(45)	—
Cash paid	—	—	—	—
Impact of foreign currency translation	(304)	—	(41)	—
Ending balance	$8,473	$—	$8,473	$—

16.	Segment Information
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
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude fair value changes of fuel price derivative instruments, net foreign currency remeasurement gains and losses, the amortization of acquired intangible assets, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, gains on the extinguishment of a portion of the tax receivable agreement, restructuring charges, gain or losses on divestitures, regulatory reserves and adjustments attributable to non-controlling interests including adjustments to the redemption value of a non-controlling interest.
The Company operates in two reportable segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Payment Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of vehicle fleet customers. This segment also provides information management services to these fleet customers. The Other Payment Solutions segment provides customers with a payment processing solution for their corporate purchasing and transaction monitoring needs. Revenue in this segment is derived from our corporate purchase cards and virtual and prepaid card products. The corporate purchase card products are used by businesses to facilitate purchases of products and to utilize the Company’s information management capabilities. The results of operations for Evolution1 are presented in the Company's Other Payment Solutions segment. Evolution1 contributed net revenues of approximately $72,205 and are not significant to the adjusted pre-tax income before NCI. Management is currently evaluating its internal reporting structure and is in the process of determining the impact of the changes on the Company’s segment and goodwill reporting.
Net realized and unrealized losses on derivative instruments are allocated to the Fleet Payment Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
Beginning in the second quarter of 2015, adjusted net income attributable to WEX Inc. excludes net foreign currency gains and losses. For comparative purposes, adjusted net income attributable to WEX Inc. for the prior periods has been

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

adjusted to reflect the exclusion of net foreign currency gains and losses and differs from the figure previously reported due to this adjustment. During the third quarter of 2015, the Company modified the call provision agreement for its redeemable non-controlling interest in UNIK and acquired the remaining 49 percent of UNIK. The ANI adjustment attributable to non-controlling interests now includes a change to the redemption value of the non-controlling interest in UNIK. Adjusted net income for the third quarter also excludes a reserve for a potential regulatory penalty arising from the Company’s partnership with Higher One. Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended September 30, 2015 and 2014:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended September 30, 2015
Fleet payment solutions	$140,672	$405	$7,234	$54,377
Other payment solutions	85,385	1,078	1,943	30,349
Total	$226,057	$1,483	$9,177	$84,726
Three months ended September 30, 2014
Fleet payment solutions	$144,497	$1,033	$6,412	$54,045
Other payment solutions	77,637	827	1,390	31,942
Total	$222,134	$1,860	$7,802	$85,987
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the nine months ended September 30, 2015 and 2014:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Nine months ended September 30, 2015
Fleet payment solutions	$404,682	$1,566	$21,668	$149,151
Other payment solutions	237,313	2,853	5,480	82,458
Total	$641,995	$4,419	$27,148	$231,609
Nine months Ended September 30, 2014
Fleet payment solutions	$425,760	$2,143	$19,225	$159,373
Other payment solutions	180,023	2,604	2,154	72,862
Total	$605,783	$4,747	$21,379	$232,235

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Adjusted pre-tax income before NCI	$84,726	$85,987	$231,609	$232,235
Unrealized (loss) gain on fuel price derivatives	(3,251)	16,213	(27,552)	14,140
Net foreign currency gain (loss)	6,525	(7,560)	(12)	(5,289)
Amortization of acquired intangible assets	(11,601)	(11,798)	(35,776)	(28,415)
Stock-based compensation	(3,067)	(4,549)	(10,227)	(10,089)
Restructuring	45	—	(8,514)	—
Gain on divestiture	—	27,169	1,215	27,169
Expenses and adjustments related to acquisitions	(265)	(5,559)	(265)	(6,059)
Non-cash adjustments related to tax receivable agreement	1,634	(1,356)	1,634	(1,356)
Regulatory reserve	(2,250)	—	(2,250)	—
Income before income taxes	$72,496	$98,547	$149,862	$222,336

17.	Subsequent Events
Acquisition of Electronic Funds Source LLC
On October 18, 2015, the Company entered into a purchase agreement to acquire Electronic Funds Source LLC ("EFS"), a provider of fleet cards to transportation companies.
Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, the Company will acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity from the sellers for an aggregate purchase price comprised of $1,100,000 in cash and 4,012 shares of the Company’s common stock (representing approximately 9.4% percent of the Company’s outstanding common stock after giving effect to the issuance of the new shares) and subject to certain working capital and other adjustments, as described in the purchase agreement.
The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
Either party may terminate the purchase agreement if (i) the closing has not occurred on or prior to April 18, 2016 (subject to extension to July 18, 2016 if antitrust clearance has not then been obtained), (ii) an order or law permanently prohibiting the acquisition has become final and non-appealable or (iii) the other party has breached its representations, warranties or covenants, subject to customary materiality qualifications and abilities to cure. In addition, the sellers may also terminate the purchase agreement if, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with the Company’s debt financing, the Company fails to consummate the acquisition. Upon such a termination (and in certain other limited circumstances), if the sellers so elect, the Company is required to pay the sellers a cash termination fee of $45,000. In the event the purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances, if the sellers so elect, the Company is required to pay the sellers a cash termination fee of $70,000.
In connection with the acquisition, the Company entered into a commitment letter to obtain senior secured credit facilities in the aggregate amount of $2,125,000 consisting of a $1,775,000 seven-year term loan facility and a $350,000 five-year revolving credit facility to finance the acquisition. The new senior secured credit facilities would replace the Company’s existing senior secured credit facilities.
Acquisition of Benaissance
On October 14, 2015, the Company entered into a definitive agreement to acquire Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, for total consideration of $80,000. The sale is subject to regulatory approvals and other customary closing conditions. The Company anticipates the acquisition will close in the fourth quarter of 2015.

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
The Company’s U.S. operations include WEX, Fleet One,WEX Bank and Evolution1. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand and WEX Europe, located in England, UNIK, a Brazil based company, and our majority owned subsidiary WEX Europe Services, headquartered in England.
Recent Events
Electronic Funds Source LLC
On October 18, 2015, we entered into a purchase agreement to acquire Electronic Funds Source LLC ("EFS"), a provider of fleet cards to transportation companies.
Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, the Company will acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity from the sellers for an aggregate purchase price comprised of $1.1 billion in cash and 4,012 shares of the Company’s common stock, subject to certain working capital and other adjustments. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. There is no financing condition to closing in the purchase agreement.
Benaissance
On October 14, 2015, we entered into a definitive agreement to acquire Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, for total consideration of $80,000. The sale is subject to regulatory approvals and other customary closing conditions. We anticipate the acquisition will close in the fourth quarter of 2015.
Summary
Below are selected items from the third quarter of 2015:

•
Other payment solutions purchase volume grew by approximately $1.0 billion from the third quarter of 2014 to $6.5 billion for the third quarter of 2015, an increase of 18 percent, primarily driven by virtual card volume increases.

•
Average number of vehicles serviced increased 22 percent from the third quarter of 2014 to approximately 9.7 million for the third quarter of 2015, primarily driven by the acquisition of our European fleet business in December of 2014.

•
Total fuel transactions processed increased 7 percent from the third quarter of 2014 to 105.1 million for the third quarter of 2015. Total payment processing transactions in our Fleet Payment Solutions segment increased 11 percent to 89.6 million for the third quarter of 2015 as compared to the same quarter in 2014. Transaction processing transactions decreased 15 percent to 15.5 million for the third quarter of 2015, as compared to the same quarter in 2014, primarily due to the divestiture of Pacific Pride in July of 2014.

•
Average expenditure per payment processing transaction in our Fleet Payment Solutions segment decreased 24 percent to $65.04 for the third quarter of 2015, from $85.12 for the same period in the prior year. The average U.S. fuel price per gallon during the third quarter of 2015 was $2.61, a 28 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the third quarter of 2015 was $3.63, a 30 percent decrease as compared to the same period in the prior year. Although we have partially hedged against the impact of domestic fuel price fluctuations on earnings, if prices remain low, our future revenue and earnings will be negatively impacted.

•
Credit loss expense in the Fleet Payment Solutions segment was $6.2 million during the third quarter of 2015, as compared to $7.1 million during the third quarter of 2014. Spend volume decreased 15 percent in the third quarter of 2015, as compared to the same quarter last year and our credit losses were 10.6 basis points of fuel expenditures for the third quarter of 2015, as compared to 10.4 basis points of fuel expenditures for the same period last year.

•	Realized gains on our fuel price derivatives during the third quarter of 2015 were $11.2 million as compared to a realized loss of $1.4 million for the same period in the prior year.

•
In the first nine months of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. During the third quarter of 2015, the Company narrowed the scope and limited the number of currencies and amount of exposure. The Company will enter into foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to U.S. dollars. Movements in these exchange rates associated with our foreign held currencies combined with the results of our foreign currency exchange hedging program resulted in a gain of $6.5 million for the third quarter of 2015.

•
Our effective tax rate was 42.4 percent for the third quarter of 2015 as compared to 25.1 percent for the third quarter of 2014. Nondeductible expenses and discrete tax items in the third quarter of 2015 contributed to the higher effective tax rate, as compared to the third quarter of 2014. During the third quarter of 2014, we completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in our income tax provision. We amended prior year tax returns as a result of this change in estimate which reduced the 2014 third quarter's tax expense by approximately $11.3 million. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Payment Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$80,230	$93,462	$(13,232)	(14)%	$233,300	$273,714	$(40,414)	(15)%
Transaction processing revenue	5,160	4,212	948	23%	14,770	14,352	418	3%
Account servicing revenue	26,024	20,676	5,348	26%	75,267	60,143	15,124	25%
Finance fees	21,794	18,921	2,873	15%	59,858	53,902	5,956	11%
Other	7,464	7,226	238	3%	21,487	23,649	(2,162)	(9)%
Total revenues	140,672	144,497	(3,825)	(3)%	404,682	425,760	(21,078)	(5)%
Total operating expenses	101,932	65,732	36,200	55%	303,218	243,146	60,072	25%
Operating income	38,740	78,765	(40,025)	(51)%	101,464	182,614	(81,150)	(44)%
Net foreign currency gain (loss)	3,892	(5,067)	8,959	(177)%	2,305	(4,038)	6,343	(157)%
Financing interest expense	(6,958)	(7,696)	738	(10)%	(24,788)	(22,328)	(2,460)	11%
Net realized and unrealized gains on derivative instruments	7,922	14,773	(6,851)	(46)%	4,671	9,057	(4,386)	(48)%
Decrease in amount due under tax receivable agreement	1,634	(1,356)	2,990	(221)%	1,634	(1,356)	2,990	(221)%
Income before income taxes	$45,230	$79,419	$(34,189)	(43)%	$85,286	$163,949	$(78,663)	(48)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	89,578	80,379	9,199	11%	258,212	232,096	26,116	11%
Average expenditure per payment processing transaction	$65.04	$85.12	$(20.08)	(24)%	$66.43	$86.51	$(20.08)	(23)%
Average price per gallon of fuel
Domestic – ($/gal)	$2.61	$3.61	$(1.00)	(28)%	$2.64	$3.67	$(1.03)	(28)%
Australia – ($/gal)	$3.63	$5.22	$(1.59)	(30)%	$3.76	$5.33	$(1.57)	(29)%
Transaction processing revenue:
Transaction processing transactions (b)	15,497	18,149	(2,652)	(15)%	48,122	57,585	(9,463)	(16)%
Account servicing revenue:
Average number of vehicles serviced	9,730	7,984	1,746	22%	9,598	7,899	1,699	22%
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the European fleet business.
(b) As of July 31, 2014, excludes transactions from Pacific Pride LLC.

Summary
Our payment processing revenue decreased, as compared to the same period in the prior year, primarily due to the large decline in fuel prices. During the third quarter of 2015, we had an 11% percent increase in our payment processing transactions, as compared to the same period in the prior year. Our focus is on bringing value to our customers, and our attrition rates remain low. We also continue to drive new customer acquisitions. Our domestic fleet organic growth is partially offset by a softness in sales, primarily driven by a slowdown in purchased fuel volume in the large fleet market. These decreases in organic growth are offset by our European fleet business, purchased in December of 2014, where we are encouraged by favorable trends in the European market.
Revenues
Payment processing revenue decreased $13.2 million for the third quarter of 2015 as compared to the third quarter of 2014 and $40.4 million for the first nine months of 2015 as compared to the same period in the prior year. These decreases are primarily due to a decrease in the average domestic price per gallon of fuel in 2015 as compared to 2014. These decreases are partially offset by an increase in payment processing volume primarily related to the acquisition of our European fleet business in December of 2014.
Transaction processing revenue increased $0.9 million for the third quarter of 2105 as compared to the third quarter of 2014 and $0.4 million for the first nine months of 2015 as compared to the same period in the prior year. These increases are a result of additional fees being charged to the fleets. The increases are partially offset by lower transaction volume.
Our account servicing revenue increased $5.3 million for the third quarter of 2015 as compared to the same period in 2014 and $15.1 million for the first nine months of 2015 as compared to the same period in the prior year. These increases are primarily due to an increase in revenue related to the acquisition of our European fleet business in December of 2014, and growth in our WEX Telematics business.
Our finance fees revenue increased $2.9 million for the third quarter of 2015 as compared to the same period in 2014 and $6.0 million for the first nine months of 2015 as compared to the same period in the prior year. These increases are primarily due to additional factoring revenue as well as an increase in late fees assessed. Payments for customer receivables are generally due within thirty days or less, excluding our FlexCard program. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances.
Operating Expenses
The following table compares selected expense line items within our Fleet Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2015	September 30, 2014	Amount	Percent
Expense
Salary and other personnel	$41,767	$40,834	$933	2%
Service fees	$15,511	$8,750	$6,761	77%
Provision for credit losses	$6,199	$7,140	$(941)	(13)%
Technology leasing and support	$6,127	$4,678	$1,449	31%
Gain on sale of subsidiary	$—	$(27,169)	$27,169	(100)%
Changes in operating expenses for the third quarter of 2015, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $0.9 million for the third quarter of 2015 as compared to the same period last year. The increase is primarily due to an increase in headcount related to the acquisition of our European fleet business in December of 2014, partially offset by lower stock compensation expense.
Service fees increased by $6.8 million for the third quarter of 2015 as compared to the same period last year. Service fees increased compared to the prior year due to expenses associated with the the acquisition of our European fleet business in

December of 2014. This increase was partially offset by a decrease in service fees related to the divestiture of Pacific Pride that occurred on July 31, 2014.
Provision for credit losses decreased by $0.9 million for the third quarter of 2015 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 10.6 basis points of fuel expenditures for the third quarter of 2015, compared to 10.4 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The reduced expense we recognized in the quarter is a reflection of lower fleet receivables as compared to the same quarter last year, primarily as a result of lower fuel prices.
Technology leasing and support expenses increased $1.4 million for the third quarter of 2015 as compared to the same period in the prior year. This increase is primarily due to the acquisition of our European fleet business in December of 2014.
On July 31, 2014, we sold our wholly owned subsidiary Pacific Pride for a pre-tax gain of $27.2 million as it did not align with the long-term strategy of the core fleet business.
The following table compares selected expense line items within our Fleet Payment Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2015	September 30, 2014	Amount	Percent
Expense
Salary and other personnel	$126,933	$113,177	$13,756	12%
Restructuring	$8,514	$—	$8,514	NM
Service fees	$42,647	$28,829	$13,818	48%
Provision for credit losses	$12,978	$22,364	$(9,386)	(42)%
Technology leasing and support	$17,809	$13,762	$4,047	29%
Depreciation, amortization and impairment	$41,826	$40,149	$1,677	4%
Gain on sale of subsidiary	$—	$(27,169)	$27,169	(100)%
NM - Not meaningful
Salary and other personnel expenses increased $13.8 million for the third quarter of 2015 as compared to the same period last year. The increase is primarily due to an increase in headcount related to the acquisition of our European fleet business in December of 2014, partially offset by lower stock compensation expense.
In the first nine months of 2015, we recorded restructuring costs of approximately $8.5 million related to our global review of operations. The costs related to this initiative are employee termination benefits and are expected to be paid during the remainder of 2015 and 2016.
Service fees increased by $13.8 million for the first nine months of 2015 as compared to the same period last year. Service fees increased compared to the prior year due to merger and acquisition expenses as well as expenses associated with the acquisition of our European fleet business in December of 2014.
Provision for credit losses decreased by $9.4 million for the first nine months of 2015 as compared to the same period in the prior year. Credit losses were 7.6 basis points of fuel expenditures for the first nine months of 2015, compared to 11.1 basis points of fuel expenditures for the same period last year. The reduced expense we recognized in the first nine months of 2015 is a reflection of lower fleet receivables as compared to the same period last year, primarily as a result of lower fuel prices.
Technology leasing and support expenses increased $4.0 million for the first nine months of 2015 as compared to the same period in the prior year. This increase is primarily due to the acquisition of our European fleet business in December of 2014.
Depreciation, amortization and impairment expenses increased $1.7 million for the first nine months of 2015, as compared to the same period in the prior year. This increase in depreciation expense is primarily related to depreciation and amortization expense related to the acquisition of the Esso portfolio in Europe.
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
Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2015	2014	2015	2014
Fuel price derivatives, at fair value, beginning of period	$16,668	$(9,431)	$40,969	$(7,358)
Net change in fair value	7,922	14,773	4,671	9,057
Cash payments on settlement	(11,173)	1,440	(32,223)	5,083
Fuel price derivatives, at fair value, end of period	$13,417	$6,782	$13,417	$6,782
Collar range:
Floor	$3.35	$3.37	$3.35	$3.37
Ceiling	$3.41	$3.43	$3.41	$3.43
Domestic average fuel price, beginning of period	$2.79	$3.75	$2.56	$3.53
Domestic average fuel price, end of period	$2.36	$3.47	$2.79	$3.47
Changes in fuel price derivatives for the three and nine months ended September 30, 2015, as compared to the corresponding periods a year ago, are attributable to the movements in fuel prices in the corresponding periods. As of September 30, 2015, the projected future price of fuel is below the average future floor price of our derivatives, resulting in a net asset on our unaudited condensed consolidated balance sheet. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
During the fourth quarter of 2014, we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. For the fourth quarter of 2015, we hold price sensitive derivative instruments to hedge approximately 40 percent of our anticipated U.S. fuel-price related earnings exposure. For the first quarter of 2016, the amount hedged declines to 20 percent. At this time, there are no hedges beyond the first quarter of 2016.
The Company currently does not plan to hedge our fuel price risk exposure for WEX Fuel Cards Australia, or the European fleet business as the earnings exposure to fuel price movements are typically more limited than it is domestically.
Loss on foreign currency transactions
In the first nine months of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Furthermore, the acquisition of our European fleet business in December of 2014 has increased this type of exposure.
Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company used currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, sought to minimize foreign cash balances, and expanded the scope of its hedging program to include additional currencies. During the third quarter of 2015, the Company terminated this foreign currency hedging program.
Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to U.S. dollars.

The fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a gain of $3.9 million for the third quarter of 2015 and a gain of $2.3 million for the first nine months of 2015. Management will continue to monitor foreign exchange rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense decreased $0.7 million for the third quarter of 2015 as compared to the third quarter of the prior year and increased $2.5 million for the first nine months of 2015 as compared to the same period in the prior year. On August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increased the outstanding amount of the term loans from $277.5 million to $500.0 million, and accordingly, financing interest expense related to the term loan outstanding was higher in 2015 as compared to the same periods in 2014.

Other Payment Solutions
The following table reflects comparative operating results and key operating statistics within our Other Payment Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Revenues
Payment processing revenue	$52,968	$48,078	$4,890	10%	$145,414	$120,127	$25,287	21%
Transaction processing revenue	1,314	1,743	(429)	(25)%	4,230	5,090	(860)	(17)%
Account servicing revenue	13,554	12,845	709	6%	39,733	19,614	20,119	103%
Finance fees	1,708	1,247	461	37%	4,236	4,041	195	5%
Other	15,841	13,724	2,117	15%	43,700	31,151	12,549	40%
Total revenues	85,385	77,637	7,748	10%	237,313	180,023	57,290	32%
Total operating expenses	56,380	53,872	2,508	5%	159,874	118,241	41,633	35%
Operating income	29,005	23,765	5,240	22%	77,439	61,782	15,657	25%
Net foreign currency gain (loss)	2,633	(2,493)	5,126	(206)%	(2,317)	(1,251)	(1,066)	85%
Financing interest expense	(4,372)	(2,144)	(2,228)	104%	(10,546)	(2,144)	(8,402)	392%
Income before income taxes	$27,266	$19,128	$8,138	43%	$64,576	$58,387	$6,189	11%

Key operating statistics
Payment processing revenue: (a)
Payment solutions purchase volume	$6,452	$5,478	$974	18%	$17,175	$13,488	$3,687	27%

(a) Excludes payment processing volume from rapid! Paycard, which was sold on January 7, 2015, and UNIK. As of July 16, 2014, includes interchange volume from Evolution1.
Summary
The growth this quarter is primarily driven by the travel virtual product and healthcare product. We continue to work on expanding relationships with existing partners, onboarding new customers and signing contract extensions during the quarter. We are focused on globalizing our virtual card product and pursuing value-added enhancements to our core service offering to meet the needs of our customers in high-growth markets. Our penetration in Asia remains at an early stage, and we are encouraged by the interest our travel offering has received.
Revenues
Payment processing revenue increased $4.9 million for the third quarter of 2015 as compared to the same period in the prior year and increased $25.3 million for the first nine months of 2015 as compared to the same period in the prior year. These increases are primarily due to higher corporate charge card purchase volume from our virtual WEX Travel product. The growth over the first nine months, as compared to the same period in the prior year, was also due to the acquisition of Evolution1 during the third quarter of 2014. The net interchange rate for the third quarter was 81 basis points, down 2 basis points as compared to the same period in the prior year, primarily due to recognition of tiered rebates.
Account servicing revenue increased $0.7 million for the third quarter of 2015 as compared to the same period in the prior year and increased $20.1 million for the first nine months of 2015 as compared to the same period in the prior year. The increase in the first nine months of 2015 is primarily due to the acquisition of Evolution1 during the third quarter of 2014.
Other revenue for the third quarter of 2015 increased by approximately $2.1 million as compared to the same period in the prior year and increased $12.5 million for the first nine months of 2015 as compared to the same period in the prior year.

These increases are primarily due to changes in fees charged to customers in Brazil and the the acquisition of Evolution1 during the third quarter of 2014.
Operating Expenses
The following table compares selected expense line items within our Other Payment Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2015	September 30, 2014	Amount	Percent
Expense
Salary and other personnel	$15,407	$14,558	$849	6%
Service fees	$21,413	$25,274	$(3,861)	(15)%
Technology leasing and support & occupancy and equipment	$5,561	$4,880	$681	14%
Depreciation, amortization and impairment	$7,527	$6,293	$1,234	20%
Salary and other personnel expenses increased $0.8 million for the third quarter of 2015 as compared to the same period in the prior year. The increase is primarily due to higher headcount, primarily at Evolution1. This increase is partially offset by lower contractor fees, as compared to the same period in the prior year.
Service fees decreased $3.9 million for the third quarter of 2015 as compared to the same period in the prior year. The decrease is primarily due to acquisition expenses of Evolution1 during the third quarter of 2014, partially offset by an increase in spend volume.
Technology leasing and support and occupancy and equipment expense collectively increased $0.7 million for the third quarter of 2015 as compared to the same period last year. This increase is primarily due to additional expenses from additional hardware and related maintenance.
Depreciation, amortization and impairment expenses increased $1.2 million for the third quarter of 2015 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with intangible assets.
The following table compares selected expense line items within our Other Payment Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2015	September 30, 2014	Amount	Percent
Expense
Salary and other personnel	$47,749	$29,543	$18,206	62%
Service fees	$58,288	$59,331	$(1,043)	(2)%
Provision for credit losses	$1,554	$790	$764	97%
Technology leasing and support & occupancy and equipment	$15,980	$10,871	$5,109	47%
Depreciation, amortization and impairment	$21,098	$9,645	$11,453	119%
Salary and other personnel expenses increased $18.2 million for the first nine months of 2015 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Evolution1 and is partially offset by the divestiture of rapid! PayCard on January 7, 2015.
Service fees decreased $1.0 million for the first nine months of 2015 as compared to the same period in the prior year. This decrease is primarily related to product servicing fees related to the divestiture of rapid! PayCard partially offset by the operations of Evolution1, which was acquired during the third quarter of 2014.
The provision for credit loss expense increased $0.8 million during the first nine months of 2015, as compared to the same period in the prior year. The expense we recognized in each quarter is the amount necessary to bring the reserve to its required level after net charge offs. During 2015, we experienced a bankruptcy charge of approximately $0.8 million from a single customer.
Technology leasing and support and occupancy and equipment expense collectively increased $5.1 million for the first nine months of 2015 as compared to the same period last year. This increase is primarily due to additional expenses from the acquisition of Evolution1 and the expansion of our virtual product in Europe.

Depreciation, amortization and impairment expenses increased $11.5 million for the first nine months of 2015 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.
Loss on foreign currency transactions
In the first nine months of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies.
Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company used currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, sought to minimize foreign cash balances, and expanded the scope of its hedging program to include additional currencies. During the third quarter of 2015, the Company terminated this foreign currency hedging program.
Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to U.S. dollars.
These fluctuations in exchange rates combined with the results of the foreign currency exchange hedging program resulted in a $2.6 million gain for the third quarter of 2015 and a loss of $2.3 million for the first nine months of 2015. Management will continue to monitor foreign exchange rates and the impact to the operations of the business.

Non-GAAP financials measures
In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures, such as Adjusted Net Income, that are not prepared in accordance with GAAP, or non-GAAP financial measures. Although Adjusted Net Income is not calculated in accordance with GAAP, this measure is integral to our reporting and planning processes. We consider this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that our management excludes in evaluating our performance. Specifically, in addition to evaluating our performance on a GAAP basis, management evaluates our performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on fuel-price related derivative instruments helps management identify and assess trends in the Company's underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel-price-related derivative contracts.

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

•
The amortization of purchased intangibles, deferred loan costs associated with the extinguishment of debt, acquisition related expenses, non-cash adjustments related to the Company's tax receivable agreement and adjustments attributable to non-controlling interest, including adjustments to the redemption value of a non-controlling interest, have no significant impact on the ongoing operations of the business.

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

•
Restructuring charges are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently recurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

•	The gain or loss from a divestiture is not indicative of the performance of the ongoing operations of the business.

•
The regulatory reserve reflects charges related to the estimated impact of a regulatory action which may result in a penalty being paid by WEX Bank. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

•
We consider certain acquisition-related costs, investment banking fees, financing fees and warranty and indemnity insurance, to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

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

The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Adjusted Net Income attributable to WEX Inc.	$49,910	$66,207	$144,445	$160,298
Unrealized (loss) gain on fuel price derivatives	(3,251)	16,213	(27,552)	14,140
Net foreign currency gain (loss)	6,525	(7,560)	(12)	(5,289)
Amortization of acquired intangible assets	(11,601)	(11,798)	(35,776)	(28,415)
Stock-based compensation	(3,067)	(4,549)	(10,227)	(10,089)
Restructuring	45	—	(8,514)	—
Gain on divestiture	—	27,169	1,215	27,169
Expenses and adjustments related to acquisitions	(265)	(5,559)	(265)	(6,059)
Non-cash adjustments related to tax receivable agreement	1,634	(1,356)	1,634	(1,356)
Regulatory reserve	(2,250)	—	(2,250)	—
ANI adjustments attributable to non-controlling interests	(9,025)	505	(5,407)	1,013
Tax impact	3,511	(4,829)	23,712	2,906
Net earnings attributable to shareholders	$32,166	$74,443	$81,003	$154,318
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
The table below summarizes our cash activities:

(in thousands)	Nine months ended September 30,
	2015	2014
Net cash provided by (used for) operating activities	$247,585	$(2,639)
Net cash used for investing activities	(29,571)	(586,765)
Net cash provided by financing activities	37,722	801,686
WEX Bank issued certificates of deposit in various maturities ranging between six months and two years and with fixed interest rates ranging from 0.40 percent to 1.05 percent as of September 30, 2015. As of September 30, 2015, we had approximately $160.5 million of certificates of deposit outstanding, compared to $421.7 million of certificates of deposits outstanding as of September 30, 2014. Certificates of deposit are subject to regulatory capital requirements.
As of September 30, 2015, we had approximately $344.8 million of interest-bearing money market deposits with a weighted average interest rate of 0.23 percent, compared to $321.6 million of interest-bearing money market deposits at September 30, 2014, with a weighted average interest rate of 0.23 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of September 30, 2015, we had $643.1 million of non-interest bearing NOW account deposits and $39.5 million of non-interest bearing customer deposits outstanding. As of September 30, 2014, we had $702.4 million of non-interest bearing NOW account deposits and $23.1 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As September 30, 2015, we had no outstanding balance on our $260 million federal funds lines of credit. In the second quarter of 2015, we increased the federal funds lines of credit by $135 million to $260 million. As of September 30, 2014, we had no outstanding balance on our $125 million of available credit on these lines.
We added $47.1 million in capital additions during the first nine months of 2015, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers. We expect total capital expenditures for 2015 to be approximately $65 to $70 million.
We purchased $22 million in treasury shares during the first nine months of 2015.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first nine months of 2015 increased by $248.9 million, deposits and borrowed federal funds increased by $211 million and our financing debt decreased by $189.4 million. Our accounts receivable decreased $79 million and our accounts payable increased $107.9 million.
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. As of September 30, 2015, approximately 90 percent of the outstanding balance of $1.9 billion, was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due. As of September 30, 2014, approximately 96 percent of the outstanding balance of $2 billion, was less than 30 days past due and approximately 99 percent of the outstanding balance was less than 60 days past due.
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
On August 22, 2014 we entered into the 2014 Amendment Agreement and the 2014 Credit Agreement, to modify certain terms of our existing bank borrowing agreements, including the 2013 Credit Agreement, in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso portfolio in Europe transaction. The amendments provided for a new tranche of term loans in an aggregate principal amount equal to $222.5 million for a total term loan facility of $500 million, a $700 million secured revolving credit facility with a $150 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that either mature or terminate on January 31, 2018.
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
We pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin, which as of September 30, 2015, was 2.91 percent. As of September 30, 2015, we had $78.3 million of securitized debt.
As of September 30, 2015, we have approximately 2.3 years left on our $700 million revolving credit facility and have $243.6 million of borrowings against it. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $465.6 million at September 30, 2015 and $486.3 million at December 31, 2014. As of September 30, 2015, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 200 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for our domestic borrowings; and the Eurocurrency rate plus 200 basis points for our international borrowings.
We decreased our overall financing debt (2014 Credit Agreement and Notes), excluding the impact of foreign currency exchange rates, by $189.4 million during the first nine months of 2015 with a balance outstanding of $1.1 billion as of September 30, 2015.
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
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK for $46 million.
As of September 30, 2015, we have approximately $62.5 million in cash located in our foreign entities, outside of the United States.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $11.8 million as of September 30, 2015. We currently do not plan to repatriate these earnings. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States and Australia.
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

Beginning in April 2014, the Company initiated a partial foreign currency exchange hedging program. The Company used currency forward contracts to offset the foreign currency impact of balance sheet translation. Prior to the first quarter of 2015, the Company managed foreign currency exchange exposure on an intra-quarter basis. Beginning in the first quarter of 2015, the Company held foreign currency exchange contracts that were outstanding over the quarter-end period, sought to minimize foreign cash balances, and expanded the scope of its hedging program to include additional currencies. During the third quarter of 2015, the Company terminated this foreign currency hedging program.
Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to U.S. dollars. We will continue to monitor our foreign currency exposure for discrete items and may, from time to time, hedge certain foreign currency transactions.
On October 18, 2015, we entered into a purchase agreement to acquire EFS, a provider of fleet cards to transportation companies from the sellers for an aggregate purchase price comprised of $1.1 billion in cash and 4 million shares of the Company’s common stock (representing approximately 9.4 percent of the Company’s outstanding common stock after giving effect to the issuance of the new shares) and subject to certain working capital and other adjustments, as described in the purchase agreement.
The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
In connection with the acquisition, we entered into a commitment letter to obtain senior secured credit facilities in the aggregate amount of $2.1 billion consisting of a $1.78 billion seven-year term loan facility and a $350 million five-year revolving credit facility to finance the acquisition. The new senior secured credit facilities would replace our existing senior secured credit facilities.
On October 14, 2015, we entered into a definitive agreement to acquire Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, for total consideration of $80 million. The sale is subject to regulatory approvals and other customary closing conditions. We anticipate the acquisition will close in the fourth quarter of 2015.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. As of September 30, 2015, we had posted letters of credit totaling $5.2 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three and nine months ended September 30, 2015, and September 30, 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
(in thousands)	Shares	Cost	Shares	Cost	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	—	$—	210.0	$22,011	211.0	$19,765

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On September 24, 2015, the FDIC delivered to WEX Bank, a wholly owned subsidiary of WEX Inc. (the “Bank”), drafts of a Consent to Entry of an Order and a draft Consent Order to Cease and Desist alleging that the Bank violated Section 5 of the Federal Trade Commission Act. The alleged violation relates to the marketing and fee disclosure practices used in connection with negotiable order of withdrawal (“NOW”) account deposits associated with the Bank’s deposit program partner, Higher One. Higher One provides electronic financial disbursements and payment services to the higher education industry. Among these services, Higher One offers to facilitate opening a deposit account at participating banks for students receiving financial aid, with the Bank being one of those participating institutions. Upon a student’s opening of an account and receipt of funds in excess of their financial obligation to their education institution, the Bank holds the funds for the student but does not receive any of the fees at issue. Higher One services the accounts, pays related processing costs and receives all of the fees at issue. The proposed consent order, if agreed to by the Bank, would, among other things, require the Bank to pay restitution for certain fees collected by Higher One in connection with these NOW accounts and require the Bank to pay a civil money penalty (collectively, the “Proposed Order”). The Bank is reviewing its options at this time, which include (among others): contesting the allegations in the Proposed Order; disputing the FDIC’s authority to seek reimbursement or impose a civil money penalty; negotiating possible changes in the Proposed Order; or, consenting to entry of the Proposed Order without dispute.

The civil money penalty in the Proposed Order is $2.3 million. In response to the Proposed Order, the Bank recorded a liability, with a corresponding expense recorded in Other expense on the Condensed Consolidated Statement of Income, of this amount during the third quarter of 2015. However, the Bank may dispute the penalty and the amount could be reduced following the presentation of further evidence to the FDIC.

In addition to a civil money penalty, the Proposed Order would require the Bank to pay restitution of approximately $31 million as a result of the alleged violations. The ultimate costs could be less than this amount if the Bank successfully contests the proposed restitution calculation or if the FDIC agrees to modify the amount of restitution. Additionally, the program agreement between the Bank and Higher One provides for indemnification by Higher One for certain costs and expenses incurred by the Bank. That indemnification obligation extends to any restitution the Bank may be ultimately required to pay but does not include the amount of any civil money penalty. Higher One’s ability to fulfill its indemnity obligations may be adversely affected by, among other developments, future regulatory changes or proceedings, its contractual indemnity obligations to other program participants, or other events affecting its business and financial condition. Moreover, Higher One has disclosed in its SEC filings that proposed rules from the Department of Education could alter, restrict or prohibit Higher One’s ability to offer and provide services in the current manner, and their business, financial condition and results of operations could be materially and adversely affected. This, in turn, could affect Higher One’s ability to fulfill any indemnification obligations it may have to the Bank. The estimated time that these rules would go into effect is July 1, 2016.
Because of the nature of the alleged violations and inherent difficulty in predicting the outcome of ongoing discussions and negotiations involving the FDIC, Higher One and other banks participating in this program, the Bank is unable to estimate a final resolution at this time. However, due to the receipt of the Proposed Order, the Company has recorded a liability for the proposed amount of financial restitution and a corresponding asset for the contractual indemnification of $31 million (which amount does not include the civil money penalty mentioned above), respectively, during the third quarter of 2015.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the risks identified in the 10-K, the Company has revised the following risk during the third quarter of 2015:

We may never realize the anticipated benefits of acquisitions we have completed or may undertake.

We have acquired and may attempt to acquire businesses, technologies, services, products or licenses in technologies that we believe are a strategic fit with our business. The process of integrating any acquired business, technology, service or product may result in unforeseen redundancies, operating difficulties, and expenditures and may divert significant management attention from our ongoing business operations. As a result, we may incur a variety of costs in connection with acquisitions and may never realize the anticipated benefits. Our pending acquisition of Electronic Funds Source LLC is subject to closing conditions, including regulatory approval. We may be unable to obtain such approval in a timely manner or at all, and if we are unable to obtain such approval, the acquisition may not be completed and we may be required to pay a $70 million termination fee. We expect to incur substantial additional indebtedness to finance the acquisition of Electronic Funds Source LLC, which could adversely affect us, including, lowering our credit ratings, increasing our borrowing expenses and decreasing our operating flexibility. If we are unable to secure such additional indebtedness, the acquisition may not be completed and we may be required to pay a termination fee of $45 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 13, 2013, our Board of Directors approved a share repurchase program authorizing the purchase of up to $150.0 million worth of our common stock from time to time until September 30, 2017.
We did not purchase shares of our common stock during the third quarter of 2015. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of September 30, 2015.
Under the purchase agreement for the acquisition of Electronic Funds Source LLC, we are prohibited from repurchasing shares of our common stock prior to the consummation of the acquisition without the consent of the sellers.

Item 6. Exhibits.

The exhibit index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

October 30, 2015	By:	/s/ Steven A. Elder
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