Form 10-K
period 2015-12-31
WEX Inc.
filed 2016-02-26
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,347,908 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 38,644,041 shares of the registrant’s common stock outstanding as of February 24, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2016 Proxy Statement specifically incorporated herein by reference, the 2016 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, and the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired or plans to acquire; the Company's failure to successfully operate and expand ExxonMobil's European commercial fuel card program, or Esso Card; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or capacity generally, and as a result of potential acquisitions specifically; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
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
WEX Inc. has been publicly traded since February 16, 2005 (NYSE:WEX) and beginning in the fourth quarter of 2015, operates in three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Previously, the Company had reported two business segments, Fleet Payment Solutions and Other Payment Solutions. Fleet Solutions remains on the same basis as the historical Fleet Payment Solutions business segment. Travel and Corporate Solutions includes the Travel business as well as other verticals. Health and Employee Benefit Solutions includes the Healthcare and Employee related businesses. This change will enhance the Company's transparency and align our reporting with how we now operate our business. Financial reporting under this new structure is included within this report on Form 10-K and historical financial segment information has been recast to conform to this new presentation.

Our business model enables us to provide exceptional payment security and control across a wide spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. During the year ended December 31, 2015, Fleet Solutions revenue represented approximately 63 percent of our total revenue. As of December 31, 2015, the Fleet Solutions segment services over 9.4 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. With the acquisition of ExxonMobil’s European commercial fleet card portfolio ("Esso portfolio in Europe") in December 2014, WEX fleet cards are now accepted at all ExxonMobil stations throughout Europe. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Travel and Corporate Solutions revenue, which represented approximately 23 percent of our total revenue during the year ended December 31, 2015, is generated primarily in the online travel market. The Travel and Corporate Solutions segment has operations in North America, Europe, South America and Asia-Pacific. The Health and Employee Benefit Solutions segment, which represented approximately 14 percent of our total revenue during the year ended December 31, 2015, is generated primarily from the healthcare payment products and our software as a service ("SaaS") consumer directed platform. The Health and Employee Benefit Solutions segment also provides payroll related benefits to customers in Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, Evolution1 and Benaissance. Our international operations include our wholly-owned subsidiaries, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Europe Limited, formerly CorporatePay Limited, UNIK S.A., a Brazil-based company, and a majority equity position in WEX Europe Services Limited and its subsidiaries.
Prior to our initial public offering in 2005, the Company’s growth had primarily been organic. Our growth in the past several years has been supplemented by acquisitions. Our acquisitions over the last few years include:

•
On November 18, 2015, our wholly-owned subsidiary Evolution1 acquired Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, to complement our healthcare payments products and services.

•	On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK S.A., a majority-owned subsidiary prior to this transaction.

•
On December 1, 2014, our majority owned subsidiary, WEX Europe Services Limited, acquired the assets of ExxonMobil's European commercial fuel card program, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•	On July 16, 2014, we acquired Evolution1, a leading provider of payment solutions within the healthcare industry.

•	On October 15, 2013, our subsidiary UNIK S.A. acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil.

•	On October 4, 2012, we acquired FleetOne, a provider of fleet cards and fleet-related payment solutions to the over-the-road segment of the fleet market.

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

In addition to the transactions described above, on October 18, 2015, we entered into a purchase agreement to acquire Electronic Funds Source LLC ("EFS"), a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized flee segments. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of this acquisition, the Company will acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC (the "EFS Sellers") for an aggregate purchase price comprised of $1.1 billion in cash and 4,011,672 shares of the Company’s common stock, subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
On July 29, 2014, we sold our Pacific Pride subsidiary for $49.7 million, which resulted in a pre-tax book gain of $27.5 million. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The Company has entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations.
On January 7, 2015, we sold the operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax book gain of $1.2 million. Our primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, we divested the operations of rapid! PayCard, which were not material to our annual revenue, net income or earnings per share.

WEX Bank, a Utah industrial bank incorporated in 1998, is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. The functions performed at WEX Bank contribute to the operations of the Fleet Solutions and Travel and Corporate Solutions segments by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. WEX Bank is required to maintain elements of independence from the rest of our business to comply with its charter and applicable banking regulations, and is required to file separate financial statements with the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments.
Competitive Strengths
We believe the following strengths distinguish us from our competitors:

•
Our closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” as we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management estimates to provide coverage to over 90 percent of fuel locations in the U.S. and Australia, as well as wide acceptance in Canada and Brazil. This provides our customers with the convenience of broad acceptance.

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This allows us to improve purchase controls at the point of sale and to refine the information reporting we provide to our fleet customers and customers of our strategic relationships.

•	Our proprietary closed-loop network is a competitive strength because it enables us to establish a direct relationship with each of the merchants that comprise our network.

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

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 9.4 million vehicles serviced as of December 31, 2015 and co-branded strategic relationships with six of the largest U.S. fleet management providers and with numerous oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 97 percent (based on the 2015 rate of voluntary customer attrition).

•
Our capabilities in the over-the-road segment of the market enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale.

•
Our purchase of ExxonMobil's commercial fuel card program which uses a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future Esso portfolio in Europe, provides us with a strong foundation in the large European fleet market.

•
Our travel and corporate payment products offer corporate customers enhanced security and control for complex payment needs. Our strategic relationships include three of the largest U.S. based online travel agencies, and our operations in the United Kingdom provide corporate payment solutions to the travel and healthcare industries. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, Europe, South America and Asia-Pacific. As of December 31, 2015, we settle transactions in 21 different currencies.

•
The demand for our payment processing, account servicing and transaction processing services combined with significant operating scale has historically driven strong revenue growth and earnings potential. We have an extensive history of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our growth in transaction volume. Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification.

•
We have an enterprise-wide risk management program that helps us to effectively address inherent risks related to funding and liquidity, our extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We have maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base. Our credit risk management program is enhanced by our proprietary scoring models, managing credit lines and early suspension policy. Interest rate risk is managed through diversified funding sources at WEX Bank with significant non-interest bearing liabilities and merchant contracts that include some ability to raise rates if interest rates rise.

•
We have become a leading provider of cloud-based healthcare payments technology through the acquisitions of Evolution1 in 2014 and Benaissance in 2015. Our large partner network expands our opportunities in a growing healthcare payments market.

•
We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue successfully implementing our growth strategy and capture operating efficiencies.

Strategy
Our Company’s path forward will be shaped by the following three strategic priorities:

•
Accelerating growth in our core verticals. We have built a robust set of products and services within our Fleet, Travel, and Health verticals.  We will continue to grow our business organically in these core verticals through excellence in our marketing and sales force as well a focus on our revenue management practices.  Our acquisition strategy will complement our organic growth by both enhancing scale and adding differentiation to our current offerings.

•
Capturing efficiencies and new scaling opportunities across the organization. We will build new product functionality while rationalizing our technology platforms to enable us to deliver greater customer value and enhanced margins.  We are also focused on streamlining our delivery model to ensure we have the flexibility to meet a diversity of customer needs as well as efficiently integrate our acquisitions.

•
Develop and drive market leading offerings globally.  Within our Fleet, Travel, and Health verticals, we are focusing on rapidly growing our presence in attractive geographies and enhancing our product suite. Revenue originated from non-US markets increased to 19% of 2015 total revenue, driven largely by our successful entry into Europe and Brazil. We will continue to target new regions such as Asia, where we see the potential for long-term growth.  We are also focused on innovating with new products such as data analytics, which harness the power of our proprietary closed loop data network in our Fleet vertical.

FLEET SOLUTIONS SEGMENT
Overview
The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 9.4 million vehicles at year end using our fleet payment solutions to purchase fuel and maintenance services. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a unique financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the U.S., Australia and Europe, and wide site acceptance domestically and abroad.

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
The following illustrates our proprietary closed-loop network:
Payment processing transactions represent a majority of the revenue stream in the Fleet Solutions segment. In a payment processing transaction, we extend short-term credit to the fleet customer and pay the purchase price for the fleet customer’s transaction, less the payment processing fees we retain, to the merchant. Revenue from our WEX Europe Services operations is primarily generated by transactions where our revenue is derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. We collect the total purchase price from the fleet customer, normally within 30 days from the billing date.

The following illustration depicts our business process for a typical domestic fuel payment processing transaction:

ACTION	RELATED REVENUE STREAMS
1. Driver inserts card Purchase Controls/Data Capture	
2. Transaction approved by WEX	
3. WEX pays merchant in 10 days	**57%** Payment processing revenue (fee withheld from Merchant)
4. WEX receives payment in 25 days Credit management/Bank Funding	**43%** Finance, transaction, account and other servicing fees
5. Cost savings for fleet Information management

Products and Services
Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Additionally, payment processing revenue related to our WEX Europe Services operations is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets. In 2015, we processed approximately 343 million payment processing transactions, compared to 311 million payment processing transactions in 2014. Additionally, we receive revenue from account servicing fees, factoring receivables and finance fees.
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

•
Authorization and billing inquiries and account maintenance: We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact centers, which are available 24 hours a day, seven days a week. Fleet customers also have self-service options available to them through our websites.

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
Marketing Channels
We market our fleet products and services directly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. Our direct line of business services approximately 3.8 million vehicles.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. Our co-branded marketing channel services approximately 1.8 million vehicles.
Our private label programs market our product and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. Our private label marketing channel services approximately 3.8 million vehicles.
Fuel Price Derivatives
Management estimates that approximately 25 percent of our company-wide revenue in 2015 resulted from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Accordingly, this revenue is impacted by fuel prices. To address fluctuations in fuel prices, we have previously hedged a portion of our U.S. fuel-price related earnings exposure to improve the management of potential cash flow volatility created by changes in U.S. fuel prices and to enhance the visibility and predictability of our anticipated future cash flows.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We continue to hold fuel price derivative instruments for the first quarter of 2016 that were executed in the third quarter of 2014 for approximately 20 percent of the anticipated quarterly exposure to domestic earnings based on assumptions at time of purchase. After the first quarter of 2016, we will no longer be hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.
Our fuel price derivative instruments are in the form of put and call option contracts with monthly settlement provisions that create a “costless collar” based upon both the U.S. Department of Energy’s weekly diesel fuel price index and the NYMEX unleaded gasoline contracts. When entering into these options, our intent was to effectively lock in a range of prices during any given quarter on a portion of our U.S. forecasted earnings that are subject to fuel price variations. Differences between the indices underlying the options and actual retail prices could create a disparity between the effects of price changes on the actual revenues we earn and the gains or losses realized on the options.
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
The following table presents information about the options as of December 31, 2015. The approximate percentage of hedged fuel price-sensitive earnings exposure is based on assumptions at time of purchase and includes the earnings from our U.S. operations only.

Q1
2016
Average low end of range of fuel prices per gallon	$3.28
Average top end of range of fuel prices per gallon	$3.34
Approximate % of exposure locked in	20%

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
Overview
Our Travel and Corporate Solutions segment is comprised of our virtual and prepaid products with which we provide innovative corporate purchasing and payment capabilities that can be integrated with our customers’ internal systems to streamline their corporate payments, accounts payable and reconciliation processes.
Products and Services
The Travel and Corporate Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our product suite includes virtual and prepaid products.
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
Our prepaid and gift card products are offered through WEX Prepaid Card Australia and WEX Europe Services to companies throughout Australia and Europe. These products provide secure payment and financial management solutions with single card options, access to open or closed loop redemption, load limits and variable expirations.

The following illustration depicts our business process for a typical travel virtual card product transaction:
 1  Guest books a hotel through a travel website owned by an online travel company
 2  Online travel company reserves room at hotel through reservation system. A WEX virtual card number is used to reserve the room.
 3  Upon checkout, hotel authorizes WEX virtual card number. The WEX virtual card restricts charge to predetermined cost of room, incidental expenses are paid for by guest.
 4  Online travel company pays WEX. WEX provides consolidated payment process to multiple hotel franchises. WEX earns fee by retaining percentage of the online travel company reimbursement payment.

Marketing Channels
We market our Travel and Corporate Solutions segment products and services directly to new and existing customers. Our products are marketed to commercial and government organizations and we use existing open-loop networks.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
Overview
Our Health and Employee Benefit Solutions segment is comprised of our healthcare payment products and SaaS platforms with which we provide simplified payment capabilities in a complex healthcare market as well as employee benefit products in Brazil.
Products and Services
The Health and Employee Benefit Solutions segment product suite includes our 1Pay and 1Plan payment solution products and our ExchangePoint, 1Cloud and 1Direct SaaS platforms.
With our healthcare payment products, we provide payments in the complex healthcare market. We partner with health plans, third-party administrators, financial institutions, payroll companies and software providers to provide a software as a service product to support employers' healthcare benefits programs and to administer flexible spending, health saving and reimbursement accounts, and other healthcare related employee and dependent benefits.
We currently have approximately 500 partners with relationships with 125,000 employers, reaching 12 million customers. Revenue is generated by SaaS based monthly fees to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
Our paycard products are offered through our wholly-owned subsidiary, UNIK S.A., a provider of employee benefit cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors. Revenue is generated by card usage fees and interchange fees from spending on the paycard products.
Marketing Channels
We market our Health Solutions products and services to consumers through an extensive partner network, that includes employers and healthcare providers. Our employee benefit products are marketed to consumers through employers in Brazil.

OTHER ITEMS
Employees
As of December 31, 2015, WEX Inc. and its subsidiaries had 2,265 employees, of which 1,545 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils. In Brazil, certain employees are members of unions. The Company believes that its relations with its employees are generally satisfactory.
Competition
We have a strong competitive position in our Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in all of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the fleet category of our Fleet Solutions segment and in the corporate purchase card category of our Travel and Corporate Solutions segment. We also compete with other healthcare payment service providers.
The most significant competitive factors include the breadth of features offered, functionality, servicing capability and price. For more information regarding risks related to competition, see the information in Item 1A, under the heading “Our industry continues to become increasingly competitive, which makes it more challenging for us to maintain profit margins at historical levels.”
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

Technology
We believe that investment in technology is a crucial step in maintaining and enhancing our competitive position in the marketplace. Our data center network and infrastructure is supported by secure data centers with redundant locations. We have data centers in various locations in the United States including South Portland, Maine and Aurora, Colorado. We also have data centers and infrastructure located in various locations throughout Europe, Australia, New Zealand and Brazil.
Our fleet fuel-based closed-loop proprietary platforms capture detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a more secure environment than an open-loop network typically allows. Our virtual card open-loop network uses internally developed software and third-party processors. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. At our Evolution1 subsidiary, we maintain an integrated multi-account payment platform, including a mobile application. In Australia, New Zealand, Brazil and the United Kingdom, we use standalone platforms to support operations.
Our secure networks are designed to isolate our databases from unauthorized access. We use security protocols among all applications, and our employees access critical components on a need-only basis. As of December 31, 2015, we have not experienced any significant incidents in network, application or data security. We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our infrastructure.
For information regarding technology related risks, see the information in Item 1A under the headings “We may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation”, “Our failure to effectively implement new technology could jeopardize our position as a leader in our industry” and “We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.”
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
Regulation - United States
The Company and its affiliates are subject to certain state and federal laws and regulations which govern insured depository institutions and their affiliates as well as our operations in the healthcare market. WEX Bank is subject to supervision and examination by both the Utah Department of Financial Institutions and the FDIC. The Company and its affiliates are subject to certain limitations on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.

Below is a description of the material elements of the laws, regulations, policies and other regulatory matters affecting the operations of WEX in the United States.
Exemption from certain requirements of the Bank Holding Company Act
As an industrial bank organized under the laws of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank meets the criteria for exemption from the definition of “bank” under the Bank Holding Company Act. As a result, the Company is generally, except as stated above, not subject to the Bank Holding Company Act.
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
Other Financial Regulatory Requirements
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
The U.S. federal government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the United States Treasury’s Office of Foreign Assets Control (“OFAC”), take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
Restrictions on ownership of WEX Inc. common stock
WEX Bank, and therefore the Company, is subject to bank regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Item 1A under the heading “If any entity controls 10 percent or more of our common stock and such entity has caused a violation of applicable banking laws by its failure to obtain any required approvals prior to acquiring that common stock, we have the power to, and may be required to, restrict such entity’s ability to vote shares held by it.”
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our health-related business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as "Health Care Reform") mandates broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, some issues remain uncertain.
In connection with the processing of data, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including HIPAA, the Gramm-Leach-Bliley Act, and similar state and federal laws governing the collection, use, protection and disclosure of nonpublic personally identifiable information, including individually identifiable health information.
HIPAA and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HIPAA, as amended by the HITECH Act, and its implementing regulations, subjects us to regulations and contractual obligations that impose privacy and security standards and breach notification and reporting requirements.

In addition to federal data privacy and security laws and regulations, we are subject to state laws governing confidentiality and security of personally identifiable information and additional state-imposed breach notification and reporting requirements.
Regulation - Foreign
The conduct of our businesses, and the use of our products and services, are subject to various foreign laws and regulations administered by government entities and agencies where we operate. It is our policy to abide by the applicable laws and regulations in the jurisdictions around the world in which we do business.
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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 - Note 23 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Available Information
The Company’s principal executive offices are located at 97 Darling Avenue, South Portland, ME 04106. Our telephone number is (207) 773-8171, and our Internet address is www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. These documents are also available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s website.
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
As of December 31, 2015, management estimates approximately 25 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Our customers primarily purchase fuel. Accordingly, a significant part of our revenue is dependent on fuel prices, which are prone to volatility. For example, we estimate that during 2015, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $1.1 million decline in 2015 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. In the fourth quarter of 2014 we suspended our fuel price hedging program. The suspension of our fuel price hedging program will increase the impact of fuel price declines and our net income in future quarters will be increasingly exposed to fuel price volatility until the program is reinstated. If fuel prices remain at a reduced level, the lack of a hedge will negatively impact our revenue and income.
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

Revenue from our fuel portfolio in Europe is derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. Accordingly, we generate less revenue, which could adversely affect our operating results.
If we fail to adequately assess and monitor credit risks posed by our customers, we could experience an increase in credit loss.
We are subject to credit risk posed by our customers, many of which are small-to mid-sized businesses. We use various formulas and models to screen potential customers and establish appropriate credit limits, but these formulas and models cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect such change. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit losses on the income statement could be significantly higher.

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
We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations under our 4.750 percent senior notes, due 2023, or the Notes.
Our 2014 Credit Agreement provides for a term loan facility in an amount equal to $500 million that matures on January 31, 2018, and a $700 million secured revolving credit facility, with a $150 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on January 31, 2018. In addition to the 2014 Credit Agreement, our indebtedness consists of the Notes, deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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
In addition, under the 2014 Credit Agreement, we are required to remain in compliance with a consolidated EBIT to consolidated interest charges ratio of no less than 3.00 to 1.00, measured quarterly; and a consolidated funded indebtedness (excluding the amount of consolidated funded indebtedness due to permitted securitization transactions) to consolidated EBITDA ratio of no more than 3.25 to 1.00, measured quarterly. The Company may elect to increase the permissible ratio under the latter financial covenant to 3.75 to 1.00 (for four fiscal quarters) or to 4.25 to 1.00 (for two fiscal quarters) in connection with certain acquisitions. In connection with the acquisition of the Esso portfolio in Europe, the Company has elected to increase the permissible ratio under the latter financial covenant to 4.25 to 1.00.
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
Subject to restrictions in our 2014 Credit Agreement, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, including compliance with the covenants in our 2014 Credit Agreement, we have the ability to borrow additional funds under our 2014 Credit Agreement.
In connection with the planned acquisition of EFS, we have obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc., MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2.125 billion, consisting of a $1.775 billion seven-year term loan facility and a $350 million five-year revolving credit facility. The new senior secured credit facilities would replace our existing senior secured credit facilities under the 2014 Credit Agreement.
This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. We will also incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels following completion of the acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Certain indebtedness to be incurred in connection with the acquisition may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
The agreements that will govern the indebtedness to be incurred in connection with the acquisition may contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of its assets to another person. In addition, some of the agreements that govern the debt financing may contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of our indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
Volatility in the financial markets may negatively impact our ability to access credit and the terms at which we would access such credit.
Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our senior secured credit facility under the 2014 Credit Agreement expires in January 2018 when the outstanding balance will be due. Any limitation of availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us. We are planning to enter into a new credit facility in connection with our pending acquisition of EFS. Volatility in the financial markets may impact the rates that we receive under that new facility.

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
We will have substantially increased indebtedness following completion of the acquisition of EFS, which will increase our interest expense. We will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels following completion of the acquisition and thus the demands on our cash resources will be greater than the amount of cash flows required to service our indebtedness prior to the EFS transaction.
We cannot assure you that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2014 Credit Agreement or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions are being phased in over time. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. For example, the Dodd-Frank Act provides the Commodity Futures Trading Commission, or CFTC, with broad authority to adopt combined position limits for futures contracts and over-the-counter derivatives, and on November 5, 2013 the CFTC proposed rules addressing such limits. The rules, if enacted in their proposed form, may require us to change to any fuel price hedging practices we may then use to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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
We had $1,069.8 million of fixed and variable interest rate indebtedness outstanding at December 31, 2015, consisting of $400.0 million of borrowings under our bond facility at a fixed rate of 4.750 percent and $669.8 million of borrowings under our credit facility that bore interest at floating rates. An increase in interest rates would increase the cost of borrowing under our credit facility.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit, interest-bearing money-market deposits and negotiable order of withdrawal (NOW) account deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary, and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2015, WEX Bank had outstanding $97.9 million in certificates of deposit maturing within one year, $54.4 million in certificates of deposit maturing within one to two years, and $369.2 million in interest-bearing money market deposits. Also at December 31, 2015, WEX Bank had $309.0 million of NOW account deposits outstanding, which are currently non-interest bearing.
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
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 16 percent of our total revenues in 2015. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of relationships cease to exist. Likewise, we have agreements with the major oil companies and fuel retailers whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. In addition, as of December 31, 2015, we had $309.0 million of NOW account deposits outstanding with a single program. If that relationship terminated, we would need to seek additional sources of funding or further utilize other existing sources of funding. There could be no assurance that we would be able to find new or use existing sources of funding on terms acceptable to us. If we were unable to secure such funding, our results of operations could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.

If the technology we use in operating our business and interacting with our customers fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business and interact with our customers. This includes technology that we have developed, have contracted with others to develop or obtained through third-parties by way of service agreements. We use this technology to conduct our business and interact with our customers, partners and suppliers, among others. To the extent that our third-party providers’ technology does not work as agreed to, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services to and interact with our customers and partners could be adversely impacted and our business and results of operations could be adversely affected. Also, any failure by our customers or partners to access our technology conveniently could have an adverse effect on our business, results of operations and financial condition.

We may never realize the anticipated benefits of acquisitions we have completed or may undertake.
We have acquired and may attempt to acquire businesses, technologies, services, products or licenses in technologies that we believe are a strategic fit with our business. The process of integrating any acquired business, technology, service or product may result in unforeseen redundancies, operating difficulties, and expenditures and may divert significant management attention from our ongoing business operations. As a result, we may incur a variety of costs in connection with acquisitions and may never realize the anticipated benefits. Our pending acquisition of EFS is subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve in the transaction. If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business. In addition, in the event the EFS purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances, we could be required to pay the EFS Sellers a termination fee of $70 million. If, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with our debt financing, we fail to consummate the EFS acquisition (and in certain other limited circumstances), if the EFS Sellers so elect, we could be required to pay the EFS Sellers a termination fee of $45 million. There can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition of EFS will be completed. Even if we are able to successfully complete the acquisition of EFS, the size and complexity of the organization may result in delays in achieving anticipated or planned benefits, including those benefits relating to commercial strategies and financial advantages. We have never integrated another company of a comparable scale to EFS and doing so presents significant challenges and opportunities.
We have received a request for additional information (a “second request”) from the United States Federal Trade Commission (“FTC”) in connection with the FTC’s review of our proposed acquisition of EFS. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 30 days after both WEX and EFS have substantially complied with the request, unless that period is extended voluntarily by the parties or is terminated sooner by the FTC. There can be no assurance that a challenge to the proposed acquisition on antitrust grounds will not be made, or, if such a challenge is made, what the result might be.
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
The healthcare industry changes often and technology-enabled services used by consumers is relatively new and unproven. If our platform is not successfully implemented, our growth may be limited.
The market for technology-enabled services for healthcare consumers changes rapidly and new products and services are consistently being introduced. Opportunities to gain market share are challenging due to the significant resources of our existing and potential competitors. It is uncertain whether or how fast this market will continue to grow. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile versions of our proprietary technology platform. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our customers.
Based on our experience, consumers are still learning about HSAs and other similar tax-advantaged healthcare savings arrangements. The willingness of consumers to increase their use of technology platforms to manage their healthcare saving and spending tax advantaged benefits will impact our operating results.
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
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2015, we have determined that the fair value of the goodwill and other indefinite-lived intangible assets are greater than their carrying values, thus no impairment charge was recorded. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.
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
The regulatory status of WEX Bank enables it to issue certificates of deposit, accept money market deposits and NOW account deposits, and borrow on a federal funds rate basis from other banks. These funds are used to support our U.S. payment processing operations, which require the Company to make payments, as well as for our virtual card and paycard products. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah Department of Financial Institutions and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. WEX Bank must be adequately capitalized as defined in the banking regulations and satisfy a range of additional capital requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future.
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
We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyber-attack, as well as the unauthorized access, acquisition, release and use of “personally identifiable information," such as social security numbers. While social security numbers constitute a very small part of the data we keep, in the event of a security breach we would be required to determine the types of information comprised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches.
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
Under the GLBA and some state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
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

When we handle individually identifiable health information, regulations issued under HIPAA and the HITECH Act, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements. Our efforts to comply with existing and future health data laws and regulations may be costly and time-consuming. Incidents involving our handling of health-related information may consume significant financial and managerial resources and may damage our reputation, which may discourage customers from using, renewing, or expanding their use of our services.
Any security breach, inadvertent transmission of information about our customers, failure to comply with applicable breach notification and reporting requirements, or any violation of federal or state privacy laws could expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation.
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
Our ability to attract and retain qualified employees is critical to the success and the failure to do so may materially adversely affect our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our principal leased properties as of December 31, 2015:

Property location	Square footage	Purpose of leased property
South Portland, Maine	157,600	Corporate headquarters, operations center and warehouse
Midvale, Utah	12,400	Bank operations and call center
Louisville, Kentucky	5,400	Fleet fuel operations
Nashville, Tennessee	82,700	WEX Fleet One operations
Melbourne, Australia	21,500	Australia Fuel operations
Perth, Australia	2,000	Australia Fuel operations
Auckland, New Zealand	17,700	International Fuel operations
São Paulo, Brazil	20,600	International Fuel and Paycard operations
Sorocaba, Brazil	6,000	International Fuel operations
Salvador, Brazil	2,400	International call center
London, England	8,800	European Fuel operations
Crewe, England	14,700	European Fuel operations
Breda, Netherlands	1,000	European Fuel operations
Hamburg, Germany	7,500	European Fuel operations
Oslo, Norway	3,600	European Fuel operations
Aubervilliers, France	10,400	European Fuel operations
Rome, Italy	4,300	European Fuel operations
Fargo, North Dakota	26,000	Evolution1 operations
Edina, Minnesota	24,000	Evolution1 operations
St. Louis, Missouri	3,600	Evolution1 operations
Simsbury, Connecticut	18,000	Evolution1 operations
Omaha, Nebraska	31,100	Benaissance operation
Singapore	500	Travel and Corporate operations
Additional financial information about our leased facilities appears in Item 8 – Note 18 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS
On December 23, 2015, the FDIC and WEX Bank, a wholly-owned subsidiary of WEX Inc. (the “Bank”), entered into a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (the "FDIC Consent Agreement") stating that the Bank violated Section 5 of the Federal Trade Commission Act. The FDIC Consent Agreement related to the marketing and fee disclosure practices used in connection with negotiable order of withdrawal (“NOW”) account deposits associated with the Bank’s deposit program partner, Higher One. Higher One provides electronic financial disbursements and payment services to the higher education industry. Among these services, Higher One offers to facilitate opening a deposit account at participating banks for students receiving financial aid, with the Bank being one of those participating institutions. Upon a student’s opening of an account and receipt of funds in excess of their financial obligation to their education institution, the Bank holds the funds for the student but does not receive any of the fees at issue. Higher One services the accounts, pays related processing costs and receives all of the fees at issue. The FDIC Consent Agreement, among other things, requires: (i) the Bank to pay restitution for certain fees collected by Higher One in connection with these NOW accounts (in the event Higher One does not provide for the restitution), and (ii) the Bank to pay a civil money penalty.
The civil money penalty applicable to the Bank in the FDIC Consent Agreement is $1.75 million. In addition to a civil money penalty, the FDIC Consent Agreement requires the Bank to pay restitution of approximately $31 million (if Higher One fails to pay restitution), as a result of the alleged violations. As a result of the above described proceedings, Higher One paid the entire restitution amount into a custodial account during the fourth quarter of 2015 for later distribution to students following the approval of the restitution plan. The Bank has also paid its $1.75 million obligation under the FDIC Consent Agreement during the fourth quarter of 2015 (following the execution of the FDIC Consent Agreement).
From time to time, we are subject to other legal proceedings (excluding the proceeding described above) and claims in the ordinary course of business. We do not believe the outcome of any other of pending litigation will have a material adverse effect on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WEX. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low
2014
First quarter	$99.24	$78.78
Second quarter	$106.27	$86.17
Third quarter	$118.30	$101.55
Fourth quarter	$119.11	$93.32
2015
First quarter	$108.53	$90.75
Second quarter	$118.97	$105.14
Third quarter	$115.75	$84.63
Fourth quarter	$98.94	$80.00

As of February 24, 2016, the closing price of our common stock was $63.52 per share, there were 38,664,041 shares of our common stock outstanding and there were five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of 2.50:1.00 for the most recent period of four fiscal quarters. In addition, the purchase agreement for the acquisition of EFS prohibits the Company from paying dividends without the prior written consent of the EFS sellers prior to the closing of the transaction, except in limited circumstances described in the purchase agreement. We also expect that the terms of the agreements that will govern the indebtedness used to finance the acquisition of EFS will restrict us from paying dividends in certain circumstances.
Share Repurchases

On September 23, 2013, we announced a new share repurchase program authorizing the purchase of up to $150 million worth of our common stock from time to time until September 30, 2017. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We used $22.0 million during 2015 to repurchase shares of our common stock. We did not purchase shares of our common stock during the fourth quarter of 2015. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of December 31, 2015. The purchase agreement for the acquisition of EFS prohibits the Company from repurchasing shares of its common stock without the prior written consent of the EFS sellers prior to the closing of the transaction, except in limited circumstances described in the purchase agreement.

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

	December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Income statement information, for the year ended
Total revenues	$854,637	$817,647	$717,463	$623,151	$553,076
Total operating expenses	$625,844	$511,409	$440,724	$401,532	$319,752
Financing interest expense	$46,189	$36,042	$29,419	$10,433	$11,676
Net realized and unrealized gains (losses) on fuel price derivatives	$5,848	$46,212	$(9,851)	$(12,365)	$(11,869)
Net earnings attributable to shareholders	$101,904	$202,211	$149,208	$96,922	$133,622
Basic earnings per share	$2.63	$5.20	$3.83	$2.50	$3.45
Weighted average basic shares of common stock outstanding	38,771	38,890	38,946	38,840	38,686
Balance sheet information, at end of period
Total assets	$3,857,946	$4,118,513	$3,433,043	$3,131,865	$2,278,060
Liabilities and stockholders’ equity
Total liabilities	$2,762,265	$3,024,202	$2,511,017	$2,292,272	$1,568,745
Redeemable non-controlling interest	—	16,590	18,729	21,662	—
Total stockholders’ equity	1,095,681	1,077,721	903,297	817,931	709,315
Total liabilities and stockholders’ equity	$3,857,946	$4,118,513	$3,433,043	$3,131,865	$2,278,060

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 and financial condition at December 31, 2015 and 2014 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.

The acronyms and abbreviations identified below are used in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in Item 8. "Financial Statements and Supplementary Data." The following is provided to aid the reader and provide a reference when reviewing the consolidated financial statements.

Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
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

Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, gains on the extinguishment of a portion of the tax receivable agreement, regulatory reserves, gains or losses on divestitures and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
Company	WEX Inc. and all entities included in the consolidated financial statements
EFS	Electronic Funds Source LLC
Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee

NCI	Non-controlling interests
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014
2015 Highlights and Year in Review

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
We have a proven model in the fleet space where we have developed a leading market position and a strong margin profile. We have done the same in the online travel industry where we have become a leader in global virtual payments and continue to grow the business and create scale on a global basis. Through our acquisition of Benaissance, we have continued to expand into the healthcare payments market.
The following events and accomplishments occurred during 2015:

•
On January 7, 2015, we sold the operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax book gain of $1.2 million. Our primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, we divested the operations of rapid! PayCard, which were not material to our annual revenue, net income or earnings per share.

•
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK S.A., a majority-owned subsidiary prior to this transaction, for approximately $46 million, expanding our presence in the Brazilian market.

•
On October 18, 2015, we entered into a purchase agreement to acquire EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized fleet segments. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity from investment funds affiliated with Warburg Pincus LLC for an aggregate purchase price comprised of $1.1 billion in cash and 4,011,672 shares of our common stock, subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. In connection with the planned acquisition of EFS, we obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc., MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2.125 billion, consisting of a $1.775 billion, seven-year term loan facility and a $350 million five-year revolving credit facility.

•
On November 18, 2015, we acquired Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, for approximately $81 million. This acquisition complemented our current healthcare payments products and services.

•	We purchased approximately 210,000 shares of our common stock for $22 million during the first half of 2015.
Our Company's management believes the following metrics were important to our overall performance in 2015:

•
Total fleet transactions processed increased 5 percent from 2014 to 405.9 million in 2015. Payment processing transactions increased 10 percent from 2014 to 343.0 million in 2015, and transaction processing transactions decreased 15 percent from 2014 to 62.9 million in 2015.

•
Our Travel and Corporate Solutions purchase volume grew to $19.4 billion in 2015, a 14 percent increase from 2014. This increase is primarily due to our single use account product used for online travel-related purchases.

•
Domestic fuel prices averaged $2.55 per gallon during 2015, down from an average of $3.55 per gallon during 2014. Additionally, Australian fuel prices decreased 29 percent in 2015 as compared to 2014, to U.S. $3.66 per gallon. As of December 31, 2015, the average price of domestic fuel was $2.09 per gallon. If prices remain low or continue to fall, our future revenue and earnings will be negatively impacted. We currently estimate that a drop of 1 cent in the price of fuel would lower our annual revenues by approximately $1.1 million.

•
Beginning in the second half of 2014 and through 2015, there were fluctuations in foreign currency exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. Movements in the foreign currency exchange rates resulted in a pre-tax loss of $6 million during 2015, as compared to a pre-tax loss of $13 million during 2014.

•
Our effective tax rate was 40.7 percent for 2015 as compared to 33.7 percent for 2014. Our 2015 tax rate reflects the recording of a valuation allowance in the amount of $2.9 million against certain state net operating losses and estimated non-deductible transaction expenses. The 2015 tax rate also reflects $2.4 million of additional expense related to non-deductible acquisition expense, penalties and net operating loss true-ups.

During the third quarter of 2014, we completed a strategic tax review project which resulted in a change in estimate to reflect the tax impacts of the domestic production activities deduction and research and development credits in our income tax provision. We amended prior year tax returns as a result of this change in estimate which reduced the 2014 tax expense by approximately $11.3 million. In addition, the 2014 tax provision was reduced by $2.4 million as a result of the change in estimate.
Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate has fluctuations due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates, excluding discrete items.

Segments
Previously, we reported our results of operations in two business segments, Fleet Payment Solutions and Other Payment Solutions. During the fourth quarter of 2015, we revised our internal and external reporting and now report our results of operations in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers. Fleet Solutions remains on the same basis as the historical Fleet Payment Solutions business segment. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Travel and Corporate Solutions includes the Travel business as well as other virtual and prepaid verticals. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers in Brazil.
Summarized quarterly revenues by segment for the years ended December 31, 2015 and 2014, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
2015
Fleet Solutions revenue
Payment processing	$72,943	$80,127	$80,230	$72,995
Other	$55,547	$55,393	$60,442	$61,281
Total Fleet Solutions revenue	$128,490	$135,520	$140,672	$134,276
Travel and Corporate Solutions revenue
Payment processing	$32,635	$37,564	$44,386	$36,726
Other	$10,437	$10,650	$12,096	$10,925
Total Travel and Corporate Solutions revenue	$43,072	$48,214	$56,482	$47,651
Health and Employee Benefit Solutions revenue	$30,722	$29,919	$28,903	$30,716
2014
Fleet Solutions revenue
Payment processing	$85,702	$94,550	$93,462	$83,336
Other	$49,733	$51,278	$51,035	$53,073
Total Fleet Solution revenue	$135,435	$145,828	$144,497	$136,409
Travel and Corporate Solutions revenue
Payment processing	$29,683	$37,460	$39,819	$34,407
Other	$9,974	$9,991	$10,833	$10,754
Total Travel and Corporate Solution revenue	$39,657	$47,451	$50,652	$45,161
Health and Employee Benefit Solutions revenue	$6,976	$8,302	$26,985	$30,294

Results of Operations
YEAR ENDED DECEMBER 31, 2015, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014
FLEET SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2015	2014	Increase (decrease)
Revenues
Payment processing revenue	$306,295	$357,050	(14)%
Other	232,663	205,119	13%
Total revenues	538,958	562,169	(4)%
Total operating expenses	408,840	341,734	20%
Operating income	130,118	220,435	(41)%
Financing interest expense	(31,179)	(31,213)	—%
Gain (loss) on foreign currency transactions	1,479	(2,647)	(156)%
Net realized and unrealized gains on domestic fuel price derivative instruments	5,848	46,212	(87)%
Decrease (increase) in amount due under tax receivable agreement	2,145	(1,331)	NM
Income before income taxes	$108,411	$231,456	(53)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	342,975	311,291	10%
Average expenditure per payment processing transaction	$64.59	$84.00	(23)%
Average price per gallon of fuel - Domestic – ($USD/gal)	$2.55	$3.55	(28)%
Average price per gallon of fuel - Australia – ($USD/gal)	$3.66	$5.14	(29)%
Transaction processing revenue:
Transaction processing transactions	62,917	74,092	(15)%
Account servicing revenue:
Average number of vehicles serviced during the year	9,583	8,045	19%
NM - Not Meaningful
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the Esso portfolio in Europe.

Revenues
Payment processing revenue decreased $50.8 million for 2015, as compared to 2014. This decrease is primarily due to a decline in the average domestic price per gallon of fuel in 2015 as compared to 2014. This decrease is partially offset by an increase in payment processing volume primarily related to the acquisition of the Esso portfolio in Europe in December of 2014.
Other revenues increased $27.5 million in 2015, as compared to 2014, primarily due to (i) an increase in account servicing revenue as a result of the Esso portfolio in Europe acquisition in December of 2014; and (ii) an increase in finance fees for 2015, as compared to 2014. The increase in finance fees is primarily due to an increase in late fees assessed as well as additional factoring revenue. Payments for customer receivables, or trade receivables, are due within thirty days or less. Late fee revenue, which is included in finance fees, is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance, subject to a minimum charge. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in the number of customers with overdue balances.

Expenses
The following table compares selected expense line items within our Fleet Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Expense
Salary and other personnel	$169,480	$154,481	10%
Restructuring	$9,010	$—	NM
Service fees	$61,291	$40,945	50%
Provision for credit losses	$20,822	$30,696	(32)%
Technology leasing and support	$25,136	$18,532	36%
Other	$23,900	$27,639	(14)%
Gain on sale of subsidiary	$—	$(27,490)	—%
NM - Not Meaningful

•
Salary and other personnel expenses increased $15.0 million for 2015, as compared to 2014. The increase is primarily due to an increase in headcount related to the acquisition of the Esso portfolio in Europe in December of 2014, partially offset by lower stock compensation expense.

•
We recorded restructuring costs of approximately $9.0 million related to our global review of operations, of which $1.4 million was paid in 2015. The costs related to this initiative are employee termination benefits and third party service fees. These actions are expected to continue through 2017. We anticipate lower employee and facility related expenses once the restructuring is complete.

•
Service fees increased $20.3 million during 2015, as compared to 2014. The increase is due to expenses associated with the acquisition of the Esso portfolio in Europe in December of 2014. This increase is partially offset by a decrease in service fees related to the divestiture of Pacific Pride that occurred in July of 2014.

•
Provision for credit losses decreased $9.9 million for 2015, as compared to 2014. We use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology takes into account total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help ensure further overall reserve adequacy. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on payment processing transactions. Our credit losses as a percentage of customers spend decreased to 9.4 basis points as compared to 11.7 basis points for 2014. The expense we recognized in 2015 is the amount necessary to bring the reserve to its required level after net charge offs.

•
Technology leasing and support expenses increased $6.6 million in 2015, as compared to 2014. The increase is primarily the result of additional expenses related to the consolidation of data centers, increases in cybersecurity infrastructure and additional fees associated with the general expansion of operations.

•	Other expenses decreased $3.7 million in 2015, as compared to 2014. This decrease is due lower hardware expenses.

•
On July 29, 2014, we sold our Pacific Pride subsidiary for a pre-tax book gain of $27.5 million as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to our annual revenue, net income or earnings per share.

Gain (loss) on foreign currency transactions
Beginning in the second half of 2014 and through 2015 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Brazilian real, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a gain of $1.5 million in 2015 as compared to a loss of $2.6 million in 2014.

Fuel price derivatives
We own fuel price sensitive derivative instruments that we previously purchased on a periodic basis to manage the impact of volatility in domestic fuel prices on our cash flows. Our derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affect our net income. During 2015 we recorded a gain of $5.8 million, consisting of a change in the unrealized balance in fuel derivatives of $36.0 million and a realized gain of $41.8 million. During 2014 we recorded a gain of $46.2 million, consisting of an unrealized gain of $48.3 million and a realized loss of $2.1 million. These gains and losses were due to the overall change in the current and future price of fuel relative to our hedged fuel prices. During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We continue to hold fuel price derivative instruments for the first quarter of 2016 that were executed in the third quarter of 2014 for approximately 20 percent of the anticipated quarterly exposure to domestic earnings based on assumptions at the time of purchase. After the first quarter of 2016, we are no longer hedged for changes in fuel prices.
TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Revenues
Payment processing revenue	$151,311	$141,368	7%
Other	44,108	41,553	6%
Total revenues	195,419	182,921	7%
Total operating expenses	108,388	95,623	13%
Operating income	87,031	87,298	—%
Loss on foreign currency transactions	(6,242)	(10,222)	NM
Income before income taxes	$80,789	$77,076	5%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$19,440,663	$17,072,743	14%
 NM - Not Meaningful
Revenues
Payment processing revenue increased approximately $9.9 million for 2015, as compared to 2014. The primary driver of the increase in payment processing revenue is due to higher virtual card purchase volume, which grew by approximately $2.4 billion in 2015 compared to 2014. These increases were partially offset by a decrease in the virtual card net interchange rate of 5 basis points in 2015 as compared to 2014, primarily due to increases in customer rebates.
Other revenue increased $2.6 million for 2015 as compared to 2014. These increases are primarily due to revenues associated with currency conversion fees charged to our virtual customers.
Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Expense
Salary and other personnel	$21,544	$19,704	9%
Service fees	$61,809	$58,694	5%
Provision for credit losses	$1,324	$1,061	25%
Technology leasing and support	$12,469	$10,800	15%
Depreciation and amortization	$2,999	$1,911	57%
Other	$3,929	$710	453%

•	Salary and other personnel expenses increased $1.8 million in 2015, as compared to 2014. The increase is primarily due to an increase in headcount over the prior year.

•	Service fees increased by $3.1 million in 2015, as compared to 2014. This increase is primarily due to higher processing fees associated with an increase in purchase card volume.

•
Provision for credit losses increased $0.3 million in 2015, as compared to 2014, primarily due to higher purchase volumes. The expense we recognize each year is the amount necessary to bring the reserve to its required level after net charge offs.

•	Technology leasing and support expense increased $1.7 million in 2015, as compared to 2014. This increase is primarily due to additional expenses from hardware and related maintenance.

•	Depreciation and amortization expenses increased $1.1 million in 2015, as compared to 2014. This increase is primarily related to additional assets placed in service during the year.

•	Other expense increased $3.2 million in 2015, as compared to 2014. The increase is primarily due to sales and marketing incentives.
Loss on foreign currency transactions
Beginning in the second half of 2014 and through 2015 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Brazilian real, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $6.2 million in 2015 as compared to a loss of $10.2 million in 2014.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Revenues	$120,260	$72,557	66%
Total operating expenses	108,616	74,052	47%
Operating income	11,644	(1,495)	(879)%
Finance interest expense	(15,010)	(4,829)	211%
Loss on foreign currency transactions	(926)	(569)	63%
Income before income taxes	$(4,292)	$(6,893)	(38)%

Revenues
Revenue increased approximately $47.7 million for 2015, as compared to 2014. The increase in revenue is due to the acquisition of Evolution1 in July of 2014, offset by lower revenue, as compared to 2014, associated with rapid! Paycard, which was sold in January of 2015. Due to the timing of the Benaissance acquisition, which was completed on November 18, 2015, the impact from Benaissance on the results of operations of the Health and Employee Benefit Solutions segment was not material.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Expense
Salary and other personnel	$43,540	$26,624	64%
Service fees	$15,744	$20,237	(22)%
Technology leasing and support	$3,710	$1,249	197%
Depreciation and amortization	$25,692	$13,743	87%

•
Salary and other personnel expenses increased $16.9 million in 2015, as compared to 2014. The increase is primarily due to salary expense at Evolution1, which was acquired in July of 2014, offset by lower expenses associated with rapid! Paycard, which was sold in January of 2015.

•
Service fees decreased by $4.5 million in 2015, as compared to 2014. This decrease is primarily due to lower expenses associated with rapid! Paycard, which was sold in January of 2015, slightly offset by higher expenses associated with Evolution1.

•	Technology leasing and support expenses increased $2.5 million in 2015, as compared to 2014. This increase is primarily due to additional expenses related to Evolution1.

•
Depreciation and amortization expenses increased $11.9 million in 2015, as compared to 2014. This increase is primarily related to amortization expense associated with the intangible assets acquired with Evolution1.

Financing interest expense
Financing interest expense is related to our credit agreements. The $15.0 million in financing interest expense in 2015 and the $4.8 million expense in 2014 are associated with the debt incurred to purchase Evolution1.
Loss on foreign currency transactions
Beginning in the second half of 2014 and through 2015 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Brazilian real. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $0.9 million in 2015 as compared to a loss of $0.6 million in 2014.

YEAR ENDED DECEMBER 31, 2014, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013
FLEET SOLUTIONS SEGMENT
These results are presented to conform to the segment presentation that was implemented in the fourth quarter of 2015.
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2014	2013	Increase (decrease)
Revenues
Payment processing revenue	$357,050	$348,291	3%
Other	205,119	179,133	15%
Total revenues	562,169	527,424	7%
Total operating expenses	341,734	314,313	9%
Operating income	220,435	213,111	3%
Financing interest expense	(31,213)	(29,419)	6%
(Loss) gain on foreign currency transactions	(2,647)	263	NM
Net realized and unrealized gains (losses) on domestic fuel price derivative instruments	46,212	(9,851)	NM
Increase in amount due under tax receivable agreement	(1,331)	(33)	NM
Income before income taxes	$231,456	$174,071	33%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	311,291	292,079	7%
Average expenditure per payment processing transaction	$84.00	$85.58	(2)%
Average price per gallon of fuel - Domestic – ($USD/gal)	$3.55	$3.67	(3)%
Average price per gallon of fuel - Australia – ($USD/gal)	$5.14	$5.39	(5)%
Transaction processing revenue:
Transaction processing transactions	74,092	78,501	(6)%
Account servicing revenue:
Average number of vehicles serviced during the year	8,045	7,538	7%
  NM - Not Meaningful
(a) As of December 1, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the Esso portfolio in Europe.
Revenues
Payment processing revenue increased $8.8 million for 2014, as compared to 2013. This increase was primarily due to the organic growth of our domestic fleet business as our transaction volume increased 7 percent in 2014 from 2013, as well as an increase due to the Esso portfolio acquisition in Europe. Reducing the overall increase was a 3 percent decrease in the average domestic price per gallon of fuel in 2014, as compared to 2013.
Other revenue increased $26.0 million primarily due to an increase in finance fees resulting from: (i) an increase in the minimum late fee charges, (ii) an increase in factoring revenue and (iii) higher accounts receivable balances, as a result of higher transaction volumes. Minimum late fee charges were increased in the third quarter of 2013. Other revenues also increased due to growth in our WEX Telematics business, equipment sales and the number of fleet customers, as compared to the prior year.

Expenses
The following table compares selected expense line items within our Fleet Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Expense
Salary and other personnel	$154,481	$137,669	12%
Service fees	$40,945	$31,563	30%
Provision for credit losses	$30,696	$19,726	56%
Technology leasing and support	$18,532	$15,384	20%
Depreciation and amortization	$54,726	$51,437	6%
Other	$27,639	$20,481	35%
Gain on sale of subsidiary	$(27,490)	$—	—%

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

•
Provision for credit losses increased $11.0 million for 2014, as compared to 2013. Our credit losses as a percentage of customer spend increased to 11.7 basis points as compared to 7.9 basis points for 2013. Beginning in the third quarter of 2013, we tested less restrictive credit standards for the approval of certain new customer applications and experienced an increase in delinquency rates during the first quarter of 2014. After monitoring the impact to our credit loss reserve, we returned to our prior stricter credit standards beginning in the second quarter of 2014. We also experienced an increase in a number of our low risk accounts that were in early stage delinquency. The expense we recognized in 2014 is the amount necessary to bring the reserve to its required level after net charge offs.

•
Technology leasing and support expenses increased $3.1 million in 2014, as compared to 2013. The increase is primarily the result of additional expenses related to the consolidation of data centers and additional fees associated with the general expansion of operations.

•
Depreciation and amortization expenses increased $3.3 million in 2014, as compared to 2013. This increase is primarily related to hardware that was placed in service in conjunction with our data center consolidation as well as an increase in depreciation and amortization expense related to the acquisition of the Esso portfolio in Europe.

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

Financing interest expense
Financing interest expense is related to our credit agreements. Interest expense associated with the Fleet Solutions segment for 2014 increased $1.8 million from 2013. On January 30, 2013, we issued $400 million of Notes with a 4.75 percent fixed rate. The proceeds of these Notes were primarily used to pay down borrowings under our 2013 Credit Agreement. Additionally, on August 22, 2014, we entered into the 2014 Credit Agreement. The 2014 Credit Agreement amends and restates the 2013 Credit Agreement. The 2014 Credit Agreement increases the outstanding amount of the term loans from $277,500 to $500,000, and accordingly, financing interest expense related to the term loan outstanding was higher for 2014 as compared to 2013. These increases in financing interest expense were offset by a $1.0 million write-off of deferred loan fees associated with the extinguishment of debt in the first quarter of 2013.

Gain (loss) on foreign currency transactions
In the second half of 2014 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. Furthermore, the recent addition of the Esso portfolio has increased this type of exposure. These fluctuations in exchange rates resulted in a loss of $2.6 million in 2014 as compared to a gain of $0.3 million in 2013.
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

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Revenues
Payment processing revenue	$141,368	$125,591	13%
Other	41,553	37,413	11%
Total revenues	182,921	163,004	12%
Total operating expenses	95,623	95,162	—%
Operating income	87,298	67,842	29%
(Loss) gain on foreign currency transactions	(10,222)	1,066	NM
Income before income taxes	$77,076	$68,908	12%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$17,072,743	$13,057,666	31%
 NM - Not Meaningful

Revenues
Payment processing revenue increased approximately $15.8 million for 2014, as compared to 2013. The primary driver of the increase in payment processing revenue is due to higher corporate charge card purchase volume from our virtual WEX travel product, which grew by approximately $4.0 billion in 2014 compared to 2013. This increase was partially offset by a decrease in the virtual card net interchange rate of 13 basis points in 2014 as compared to 2013, primarily due to decreases in customer specific incentives from our network provider. Lastly, on November 9, 2012, the U.S. District Court granted preliminary approval to the MasterCard/Visa merchant interchange settlement. Under the terms of this settlement, the domestic interchange rate for our branded credit card transactions was reduced by 10 basis points for a period of eight months, that began on July 29, 2013. This resulted in a revenue reduction of approximately $3.6 million in the second half of 2013 and a revenue reduction of approximately $1.9 million in the first quarter of 2014.
Other revenue increased $4.1 million for 2014 as compared to 2013. This increase is primarily due to revenues associated with foreign exchange fees.
Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Expense
Salary and other personnel	$19,704	$18,220	8%
Service fees	$58,694	$60,404	(3)%
Provision for credit losses	$1,061	$196	441%
Technology leasing and support	$10,800	$8,664	25%

•	Salary and other personnel expenses increased $1.5 million in 2014, as compared to 2013. The increase is primarily due to additional headcount.

•	Service fees decreased by $1.7 million in 2014, as compared to 2013. This decrease is primarily due to a decrease in cross-border fees, as compared to the same period in the prior year.

•
Provision for credit losses increased $0.9 million in 2014, as compared to 2013, primarily due to higher purchase volumes. The expense we recognized each year is the amount necessary to bring the reserve to its required level after net charge offs.

•	Technology leasing and support expense increased $2.1 million in 2014, as compared to 2013. This increase is primarily due to additional expenses from hardware and related maintenance.
Gain (loss) on foreign currency transactions
In the second half of 2014 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $10.2 million in 2014 as compared to a gain of $1.1 million in 2013.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Revenues	$72,557	$27,035	168%
Total operating expenses	74,052	31,249	137%
Operating income	(1,495)	(4,214)	(65)%
Finance interest expense	(4,829)	—	NM
Loss on foreign currency transactions	(569)	(365)	56%
Income before income taxes	$(6,893)	$(4,579)	51%
 NM - Not Meaningful
Revenues
Revenue increased approximately $45.5 million for 2014, as compared to 2013. The primary driver of the increase in payment processing revenue is due to the acquisition of Evolution1, which was acquired in July of 2014.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2014	2013	Increase (decrease)
Expense
Salary and other personnel	$26,624	$8,632	208%
Service fees	$20,237	$11,461	77%
Technology leasing and support	$1,249	$169	639%
Depreciation and amortization	$13,743	$4,037	240%

•	Salary and other personnel expenses increased $18.0 million in 2014, as compared to 2013. The increase is primarily due to the acquisition of Evolution1, which was acquired in July of 2014.

•	Service fees increased by $8.8 million in 2014, as compared to 2013. The increase is primarily due to the acquisition of Evolution1.

•	Technology leasing and support expenses increased $1.1 million in 2014, as compared to 2013. The increase is primarily due to the acquisition of Evolution1.

•	Depreciation and amortization expense increased $9.7 million in 2014, as compared to 2013. The increase is primarily due to the intangibles acquired with the acquisition of Evolution1.
Financing interest expense
Financing interest expense is related to our credit agreements. The $4.8 million in financing interest expense in 2014 was associated with the debt incurred to purchase Evolution1. There was no financing interest expense for the Health and Employee Benefit Solutions segment in 2013.
Gain (loss) on foreign currency transactions
In the second half of 2014 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $0.6 million in 2014 as compared to a loss of $0.4 million in 2013.

Non-GAAP financial measures
In addition to providing financial measurements based on GAAP, we publicly discuss additional financial measures, such as adjusted net income, that are not prepared in accordance with GAAP, or non-GAAP financial measures. Although adjusted net income is not calculated in accordance with GAAP, this measure is integral to the Company's reporting and planning processes. The Company considers this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

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

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of foreign currency cash, receivable and payable balances, certain intercompany notes and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.

•
The amortization of acquired intangibles, deferred loan costs associated with the extinguishment of debt, acquisition related expenses, non-cash adjustments related to the Company's tax receivable agreement, and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, have no significant impact on the ongoing operations of the business.

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

•
Restructuring charges are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

•	The gain or loss from a divestiture is not indicative of the performance of the ongoing operations of the business.

•
The regulatory reserve reflects charges related to the impact of a regulatory action which resulted in a penalty being paid by WEX Bank. We have excluded this item when evaluating our continuing business performance as it is not recurring.

•
The Company considers certain acquisition-related costs, investment banking fees, financing fees and warranty and indemnity insurance, to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

For the same reasons, WEX believes that adjusted net income may also be useful to investors as one means of evaluating the Company's performance. However, because adjusted net income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.

The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Year ended December 31,
	2015	2014	2013
Adjusted net income attributable to WEX Inc.	$189,120	$204,571	$179,033
Changes in unrealized fuel price derivatives	(35,962)	48,327	(5,628)
Net foreign currency remeasurement (loss) gain	(5,689)	(13,438)	964
Amortization of acquired intangible assets	(47,792)	(40,622)	(33,147)
Stock-based compensation	(12,420)	(13,790)	(9,429)
Restructuring	(9,010)	—	—
Gain on divestitures	1,215	27,490	—
Deferred loan costs associated with the extinguishment of debt	—	—	(1,004)
Expenses and adjustments related to acquisitions	(4,137)	(7,694)	658
Non-cash adjustments related to tax receivable agreement	2,145	(1,331)	(33)
Regulatory reserve	(1,750)	—	—
ANI adjustments attributable to non-controlling interests	(4,996)	2,150	1,622
Tax impact	31,180	(3,452)	16,172
Net earnings attributable to shareholders	$101,904	$202,211	$149,208
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

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and $400 million notes outstanding, as well as other available methods of financing (including deposit, borrowed federal funds and the financing commitments obtained in connection with proposed acquisition of EFS), are adequate to meet our operating, investing and financing needs. As part of our overall financial structure, our industrial bank subsidiary, WEX Bank, utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our domestic accounts receivable.
The table below summarizes our cash activities:

	Year ended December 31,
(in thousands)	2015	2014	2013
Net cash provided by operating activities	$445,100	$296,413	$39,551
Net cash used for investing activities	$(126,658)	$(904,034)	$(51,342)
Net cash (used for) provided by financing activities	$(319,538)	$526,707	$179,242

2015 Highlights

•
During 2015, cash provided by operating activities was primarily provided by a decrease in accounts receivable, net of the accounts receivable balances acquired with our acquisitions, net income, and depreciation and amortization expense. Accounts receivable decreased in 2015 over 2014 as a result of decreases in fuel prices.

•	On November 18, 2015, we acquired Benaissance for approximately $80.7 million. The transaction was financed through the Company’s cash on hand and existing credit facility.

•
On October 18, 2015, in connection with the planned acquisition of EFS, we obtained financing commitments (which were amended and restated on December 13, 2015) from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc., MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2.125 billion, consisting of a $1.775 billion seven-year term loan facility and a $350 million five-year revolving credit facility.

•
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK, that we did not previously own for approximately $46 million. The transaction was financed through the Company’s cash on hand and existing credit facility.

•	On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax gain of $1.2 million.

•
During 2015, we incurred restructuring charges of $9.0 million, of which approximately $1.4 million was paid during the year. These expenses consist of employee termination benefits and third party service fees and are expected to be paid out through 2016 and into 2017.

•
During 2015, we had approximately $63 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software primarily to enhance product features and functionality in the United States and the development of our global fleet platform. Our capital spending is financed primarily through internally generated funds.

2014 Highlights

•
During 2014, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, was primarily funded by operating activities. Accounts receivable increased in 2014 over 2013 as a result of increased customer spend levels.

•	On July 16, 2014, we acquired Evolution1 for approximately $532.2 million in cash. The transaction was financed through our cash on hand and existing credit facility.

•	On July 29, 2014, we sold our Pacific Pride subsidiary, for $49.7 million, which resulted in a pre-tax gain of $27.5 million.

•
On August 22, 2014, we entered into agreements, including the 2014 Credit Agreement, to modify certain terms of our existing bank borrowing agreements in order to permit the additional financing and investments necessary to facilitate the consummation of the Esso portfolio in Europe transaction.

•
On December 1, 2014, WEX Europe Services Limited, acquired certain assets of ExxonMobil's European commercial fuel card program for approximately $379.5 million, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•
During 2014, we had $58.1 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software primarily to enhance product features and functionality in the United States and for the development of our global fleet platform. Our capital spending is financed primarily through internally generated funds.

2013 Highlights

•
During 2013, our increase in accounts receivable, net of the account receivable balances acquired with our acquisitions, was funded by operating activities as well as a $150 million overall increase in borrowed federal funds and deposits. Accounts receivable increased in 2013 over 2012 as a result of increased customer spend levels.

•	On October 15, 2013, the Company's Brazilian subsidiary UNIK acquired FastCred for $12.3 million.

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
Liquidity
General
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to finance fees based upon the outstanding customer receivable balance. At December 31, 2015, approximately 86 percent of the outstanding balance of $1.6 billion of total trade accounts receivable was current and approximately 97 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer was 11 percent of the outstanding receivables balance at December 31, 2015. The same customer was 8 percent of the outstanding receivables balance at December 31, 2014.
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
As of December 31, 2015, we also had approximately $8.6 million in letters of credit outstanding. At December 31, 2015, we had $669.8 million of borrowed funds, and $480.4 million available, under the 2014 Credit Agreement, subject to the covenants as described below.
Proceeds from the 2014 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
We were in compliance with all material covenants and restrictions at December 31, 2015.
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
Australian Securitization Facility
On April 28, 2015, we entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, each month, on a revolving basis, we sell certain of our Australian receivables to a bankruptcy-remote subsidiary consolidated by us ("Securitization Subsidiary"). The Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
We pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin, which as of December 31, 2015, was 2.91 percent. As of December 31, 2015, we had $82 million of securitized debt.
Deposits and borrowed federal funds
WEX Bank issues certificates of deposit in various maturities ranging between 9 months and two years, with interest rates ranging from 0.55 percent to 1.35 percent as of December 31, 2015, as compared to interest rates ranging from 0.35 percent to 1.05 percent as of December 31, 2014, and 0.30 percent to 0.80 percent as of December 31, 2013. WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 0.00 percent to 0.60 percent as of December 31, 2015, as compared to variable interest rates ranging from 0.16 percent to 0.36 percent as of December 31, 2014, and 0.15 percent to 0.35 percent as of December 31, 2013. As of December 31, 2015, we had approximately $369.2 million of brokered money market deposits outstanding at a weighted average interest rate of 0.45 percent, compared to $330.7 million of brokered money market deposits at a weighted average interest rate of 0.25 percent as of December 31, 2014, and approximately $222.5 million of brokered money market deposits outstanding at a weighted average interest rate of 0.25 percent as of December 31, 2013.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2015, all brokered deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
Beginning during the second quarter of 2012, we received non-interest bearing NOW account deposits. As of December 31, 2015, we had $309.0 million and as of December 31, 2014, we had $314.6 million of non-interest bearing NOW account deposits. During certain periods, these deposits may have been in excess of our operating cash requirements to fund account receivables, which may result in a larger than typical cash balance on our consolidated balance sheet for the current period. We anticipate this balance to decline based on historical patterns of the non-interest bearing NOW account deposits and scheduled maturities of our deposits. Deposits are subject to regulatory capital requirements.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $40.0 million of these deposits on hand at December 31, 2015, $38.3 million at December 31, 2014, and $18.6 million at December 31, 2013.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $257.5 million as of December 31, 2015, $125.0 million as of December 31, 2014 and $125.0 million as of December 31, 2013, with no outstanding balance as of December 31, 2015.
Other Liquidity Matters
During the third quarter of 2015, the Company entered into a purchase agreement to acquire EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized fleet segment. In connection with the planned acquisition of EFS, we have obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey Inc., MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2.125 billion, consisting of a $1.775 billion seven-year term loan facility and a $350 million five-year revolving credit facility. The new senior secured credit facilities would replace our existing senior secured credit facilities under the 2014 Credit Agreement.
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives were entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The effect of these derivatives is to restrict a portion of our fuel price exposure to a collar range, established at the time the fuel price derivatives are purchased. As a result, at December 31, 2015, we had an asset related to these derivatives of approximately $5.0 million. During the course of the year we received $41.8 million from our counterparties as a result of the net settlement of expiring derivative contracts.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We continue to hold fuel price derivative instruments for the first quarter of 2016 that were executed in the third quarter of 2014 for approximately 20 percent of the anticipated quarterly exposure to domestic earnings based on assumptions at the time of purchase. After the first quarter of 2016, we will no longer be hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.
Our long-term cash requirements consist primarily of amounts owed on our 2014 Credit Agreement, amounts due to Wyndham Worldwide Corporation (see Note 14 - Tax Receivable Agreement, in Part II, Item 8) as part of our tax receivable agreement, and various facilities lease agreements.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $13.2 million at December 31, 2015, and $7.7 million at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
As of December 31, 2015, we have approximately $63.4 million in cash located outside of the United States.
In April 2014 we initiated a partial foreign currency exchange hedging program. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions. Because this was a partial foreign currency exchange hedging program, the Company had additional foreign currency exchange exposure which was not hedged.
WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2015 and 2014 was $39.7 million and $31.1 million, respectively.
We currently have authorization from our Board to purchase up to $150 million of our common stock until September 30, 2017. We used $22 million during 2015 to repurchase shares of our common stock. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of December 31, 2015. The program is funded either through our future cash flows or through borrowings on our 2014 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased. The purchase agreement for the acquisition of EFS prohibits the Company from repurchasing shares of its common stock without the prior written consent of the EFS sellers prior to the closing of the transaction, except in limited circumstances described in the purchase agreement.
At December 31, 2015, we did not have any interest rate swap arrangements in place, however we regularly review our projected borrowings under our credit facility and the current interest rate environment to determine whether to execute additional interest rate swaps.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
We have the following off-balance sheet arrangements as of December 31, 2015:

•
Operating leases. We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support. See Item 8 - Note 18, Commitment and Contingencies.

•
Extension of credit to customers. We have entered into commitments to extend credit in the ordinary course of business. We had approximately $6.2 billion of commitments to extend credit at December 31, 2015, as part of established customer agreements. These amounts may increase or decrease during 2016 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust most of our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit. We are required to post collateral primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. As of December 31, 2015, we have posted an $8.6 million letter of credit as collateral.

Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2015, for the periods specified:

(in thousands)	2016	2017	2018	2019	2020 and Thereafter	Total
Operating leases:
Facilities	$10,580	$9,006	$8,512	$5,711	$20,125	$53,934
Equipment, including vehicles	1,800	710	69	26	—	2,605
Term Loan	27,500	27,500	403,750	—	—	458,750
Interest payments on term loan (a)	11,426	10,720	834	—	—	22,980
Revolving credit facility (b)	211,005	—	—	—	—	211,005
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	19,000	19,000	19,000	19,000	58,583	134,583
Securitization facility	82,018	—	—	—	—	82,018
Tax receivable agreement	12,073	12,167	13,001	15,077	5,219	57,537
Certificates of deposit	97,859	54,448	—	—	—	152,307
Total	$473,261	$133,551	$445,166	$39,814	$483,927	$1,575,719
(a) Interest based on LIBOR plus a margin. See Item 8 - Note 12, Financing Debt
(b) Amount in table excludes interest payments. See Item 8 - Note 12, Financing Debt
Uncertain tax liabilities - At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with uncertain tax liabilities; therefore, such amounts are not included in the above contractual obligation table.
Letters of credit - As of December 31, 2015, we had $8.6 million outstanding in undrawn irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.
Pending EFS acquisition - During the third quarter of 2015, the Company entered into a purchase agreement to acquire EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized fleet segment. In connection with the planned acquisition of EFS, we have obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey Inc., MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2.125 billion, consisting of a $1.775 billion seven-year term loan facility and a $350 million five-year revolving credit facility. The new senior secured credit facilities would replace our existing senior secured credit facilities under the 2014 Credit Agreement.
Either party may terminate the purchase agreement if (i) the closing has not occurred on or prior to April 18, 2016 (subject to extension to July 18, 2016 if antitrust clearance has not then been obtained), (ii) an order or law permanently prohibiting the acquisition has become final and non-appealable or (iii) the other party has breached its representations, warranties or covenants, subject to customary materiality qualifications and abilities to cure. In addition, the EFS sellers may also terminate the purchase agreement if, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with the Company’s debt financing, the Company fails to consummate the acquisition. Upon such a termination (and in certain other limited circumstances), if the EFS sellers so elect, the Company is required to pay the EFS sellers a cash termination fee of $45 million. In the event the purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances, if the EFS sellers so elect, the Company is required to pay the sellers a cash termination fee of $70 million.

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

Revenue Recognition

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
The majority of the Company’s revenues are comprised of transaction-based fees, which are generally calculated based on measures such as: (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof.
In Europe, our payment processing revenue is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets.
Interchange income is earned from the Company’s suite of card products. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as it is earned.
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

The Company generally records revenue net of costs based on the following criteria: (i) the Company is not the primary obligor in the arrangement; (ii) the Company has no inventory risk; (iii) the Company does not have reasonable latitude with respect to establishing the price for the product; (iv) the Company does not make any changes to the product or have any involvement in the product specifications; and (v) the amount the Company earns for its services is fixed, within a limited range.
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
The Company recognizes service fees in the healthcare market for the per-participant per-month fee which is recognized on a monthly basis subsequent to billing being completed. Interchange fees are recorded as received and ancillary service revenue is recognized when the related services have been provided.

In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions, such as rebates and incentives, from revenue. Management also considers historical results in making such estimates. The actual amounts ultimately paid to the customer may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2015, we have estimated a reserve for credit losses which is 0.91 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $7.6 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.0 percent of the total receivable.

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

For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have three reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

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

As of December 31, 2015, the Company had an aggregate of approximately $1,584 million on its consolidated balance sheet related to goodwill and intangible assets of acquired entities. Our analysis indicates that the calculated fair value of our reporting units support their carrying values as of December 31, 2015. Since the acquisitions of the Esso portfolio in Europe and Evolution1 were recent, their market values approximate their carrying values. The goodwill associated with these reporting units are as follows: WEX Europe, $40.6 million and Evolution1, $296.5 million. The remaining reporting units have fair market values in excess of their carrying values. Although an impairment charge is not required at this time, if actual results deteriorate versus our assumptions in the valuation, the potential exist for an impairment in our reporting units. Benaissance was not included in our annual impairment study as it was acquired after October 1, 2015.

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

As of December 31, 2015, the Company had established that the net fair value of the derivatives was an asset of $5.0 million. Changes in fuel prices, interest rates and other variables have a significant impact on the value of the derivatives. Should either (i) the variables underlying pricing methodologies; (ii) the creditworthiness of the counterparty or (iii) the methodologies themselves substantially change, our results of operations could significantly change.

New Accounting Standards
See Item 8, Note 1, "New Accounting Standards" for updated accounting standards

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has entered into market risk sensitive instruments for purposes other than trading. The discussion below highlights quantitative and qualitative matters related to these instruments. All of the potential changes noted below are based on sensitivity analyses performed on our financial position at December 31, 2015. Actual results may differ materially.
Interest Rate Risk
At December 31, 2015, we had borrowings of $669.8 million under our 2014 Credit Agreement that bore interest at variable rates. We periodically review our projected borrowing under our 2014 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be entered into to either increase our coverage of our overall borrowings.
At December 31, 2015, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and borrowed federal funds) outstanding of $830.5 million. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
The following table presents the impact of changes in LIBOR, Prime and Eurocurrency rates on interest expense on our revolving credit facility, term loan and participation agreement for 2015 on the principal outstanding as of December 31, 2015, as well as the impact of changes in interest rates on certificates of deposits, interest bearing money market deposits and borrowed federal funds on the amounts outstanding as of December 31, 2015:

(in thousands)	Impact(a)
Projected annual financing interest expense on credit agreement borrowings (assumes one-month LIBOR plus 200 basis points equal to 2.43%)	$12,849
Increase of:
1.00%	$5,288
2.00%	$10,575
Projected annual financing interest expense on credit agreement borrowings (assumes Prime rate plus 1.00% equal to 4.5% )	$2,174
Increase of:
1.00%	$483
2.00%	$966
Projected annual financing interest expense on credit agreement borrowings (assumes Eurocurrency rate plus 2.00% equal to 2.28%)	$2,114
Increase of:
1.00%	$927
2.00%	$1,854
Projected annual operating interest expense on participation agreement (assumes 3-month LIBOR plus 225 basis points equal to 2.86%)	$1,287
Increase of:
1.00%	$450
2.00%	$900
Projected annual operating interest expense on WEX Bank deposits (certificates of deposits at 0.90% and interest bearing money market deposits at 0.45%)	$3,032
Increase of:
1.00%	$5,215
2.00%	$10,430
(a)    Changes to interest expense presented in this table are based on interest payments, outstanding balance and rate as of December 31, 2015.
At December 31, 2015, WEX Bank had NOW account deposits outstanding of $309 million.

(in thousands)	Impact(b)
Projected annual interest expense (based on the federal fund rate) on NOW account deposits using federal funds rate of 0.36%	$—
Increase of:
1.00%	$—
2.00%	$556
(b)    Changes to interest expense presented in this table are based on the outstanding balance and rate as of December 31, 2015.

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
Commodity Price Risk
As discussed in the “Fuel Price Derivatives” section of Item 1, we previously used derivative instruments to manage the impact of volatility in North American fuel prices on our earnings. We have entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settle on a monthly basis through the first quarter of 2016. The Options are intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. After the first quarter of 2016, we are no longer hedged for changes in fuel prices.
The following table presents information about the Options:

			December 31,
			2015
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value
Fuel price derivative instruments – unleaded fuel
Options settling July 2015 – March 2016	$2.483	$2.543	2,655	3,082
Fuel price derivative instruments – diesel
Options settling July 2015 – March 2016	$3.724	$3.784	1,314	1,925
Total fuel price derivative instruments			3,969	$5,007

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEX Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2016

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$279,989	$284,763
Accounts receivable (less reserve for credit losses of $13,832 in 2015 and $13,919 in 2014)	1,508,605	1,865,538
Securitized accounts receivable, restricted	87,724	—
Income taxes receivable	—	6,859
Available-for-sale securities	18,562	18,940
Fuel price derivatives, at fair value	5,007	40,969
Property, equipment and capitalized software, net	138,585	105,596
Deferred income taxes, net	10,303	5,764
Goodwill	1,112,878	1,117,281
Other intangible assets, net	470,712	497,297
Other assets	225,581	175,506
Total assets	$3,857,946	$4,118,513
Liabilities and Stockholders’ Equity
Accounts payable	$378,811	$425,956
Accrued expenses	156,180	137,227
Income taxes payable	2,732	—
Deposits	870,518	979,553
Securitized debt	82,018	—
Revolving line-of-credit facilities and term loan	669,755	901,564
Deferred income taxes, net	83,912	44,004
Notes outstanding	400,000	400,000
Other debt	50,046	52,975
Amounts due under tax receivable agreement	57,537	69,637
Other liabilities	10,756	13,286
Total liabilities	2,762,265	3,024,202
Commitments and contingencies (Note 18)
Redeemable non-controlling interest	—	16,590
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,079 shares issued in 2015 and 43,021 in 2014; 38,746 shares outstanding in 2015 and 38,897 in 2014	431	430
Additional paid-in capital	174,972	179,077
Non-controlling interest	12,437	17,396
Retained earnings	1,183,634	1,081,730
Accumulated other comprehensive loss	(103,451)	(50,581)
Treasury stock at cost; 4,428 shares in 2015 and 4,218 shares in 2014	(172,342)	(150,331)
Total stockholders’ equity	1,095,681	1,077,721
Total liabilities and stockholders’ equity	$3,857,946	$4,118,513
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Total revenues	$854,637	$817,647	$717,463
Expenses
Salary and other personnel	234,564	200,809	164,521
Restructuring	9,010	—	—
Service fees	138,844	119,876	103,428
Provision for credit losses	22,825	32,144	20,200
Technology leasing and support	41,315	30,581	24,217
Occupancy and equipment	20,618	18,278	15,967
Advertising	12,891	11,814	11,176
Marketing	4,515	3,934	3,684
Postage and shipping	6,457	5,369	5,140
Communications	10,424	9,213	7,069
Depreciation and amortization	83,077	70,380	58,208
Operating interest expense	5,628	6,437	4,287
Other	36,891	30,064	22,827
Gain on sale of subsidiary	(1,215)	(27,490)	—
Total operating expenses	625,844	511,409	440,724
Operating income	228,793	306,238	276,739
Financing interest expense	(46,189)	(36,042)	(29,419)
Net foreign currency (loss) gain	(5,689)	(13,438)	964
Net realized and unrealized gains (losses) on fuel price derivatives	5,848	46,212	(9,851)
Decrease (increase) in amount due under tax receivable agreement	2,145	(1,331)	(33)
Income before income taxes	184,908	301,639	238,400
Income taxes	75,296	101,621	90,102
Net income	109,612	200,018	148,298
Less: Net loss from non-controlling interests	(1,705)	(2,193)	(910)
Net earnings attributable to WEX Inc.	111,317	202,211	149,208
Accretion of non-controlling interest	(9,413)	—	—
Net earnings attributable to shareholders	$101,904	$202,211	$149,208
Net earnings attributable to WEX Inc. per share:
Basic	$2.63	$5.20	$3.83
Diluted	$2.62	$5.18	$3.82
Weighted average common shares outstanding:
Basic	38,771	38,890	38,946
Diluted	38,843	39,000	39,103
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$109,612	$200,018	$148,298
Changes in available-for-sale securities, net of tax effect of $(49) in 2015, $175 in 2014 and $(367) in 2013	(83)	304	(630)
Foreign currency translation	(49,952)	(39,726)	(54,776)
Comprehensive income	59,577	160,596	92,892
Less: Comprehensive (loss) attributable to non-controlling interest	(7,979)	(6,529)	(910)
Comprehensive income attributable to WEX Inc.	$67,556	$167,125	$93,802
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
Balance at December 31, 2012	38,908	$426	$162,470	$37,379	$(112,655)	$730,311	$—	$817,931
Stock issued upon exercise of stock options	70	1	1,679	—	—	—	—	1,680
Tax benefit from stock option and restricted stock units	—	—	6,539	—	—	—	—	6,539
Stock issued upon vesting of restricted and deferred stock units	250	2	(2)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(1,795)	—	—	—	—	(1,795)
Purchase of shares of treasury stock	(241)	—	—	—	(17,911)	—	—	(17,911)
Changes in available-for-sale securities, net of tax effect of $(367)	—	—	—	(630)	—	—	—	(630)
Noncontrolling interest investment	—	—	—	—	—	—	1,032	1,032
Foreign currency translation	—	—	—	(52,244)	—	—	—	(52,244)
Net income	—	—	—	—	—	149,208	(513)	148,695
Balance at December 31, 2013	38,987	429	168,891	(15,495)	(130,566)	879,519	519	903,297
Stock issued upon exercise of stock options	18	—	239	—	—	—	—	239
Tax benefit from stock option and restricted stock units	—	—	1,867	—	—	—	—	1,867
Stock issued upon vesting of restricted and deferred stock units	103	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	8,081	—	—	—	—	8,081
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $175	—	—	—	304	—	—	—	304
Non-controlling interest investment	—	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	(35,390)	—	—	(1,999)	(37,389)
Net income	—	—	—	—	—	202,211	(2,391)	199,820
Balance at December 31, 2014	38,897	430	179,077	(50,581)	(150,331)	1,081,730	17,396	1,077,721
Stock issued upon exercise of stock options	3	—	33	—	—	—	—	33
Tax benefit from stock option and restricted stock units	—	—	650	—	—	—	—	650
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	9,140	—	—	—	—	9,140
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $(49)	—	—	—	(83)	—	—	—	(83)
Foreign currency translation	—	—	—	(43,679)	—	—	(2,063)	(45,742)
Adjustment of redeemable non-controlling interest	—	—	(13,927)	(9,108)	—	(9,413)	—	(32,448)
Net income	—	—	—	—	—	111,317	(2,896)	108,421
Balance at December 31, 2015	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$109,612	$200,018	$148,298
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain)	15,852	(48,327)	5,628
Stock-based compensation	12,420	13,790	9,429
Depreciation and amortization	86,174	73,022	60,563
Gain on divestiture	(1,215)	(27,490)	—
Deferred taxes	37,359	46,111	26,956
Restructuring charge	7,561	—	—
Provision for credit losses	22,825	32,144	20,200
Loss on disposal of property, equipment and capitalized software	349	1,182	1,122
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	199,717	55,883	(194,418)
Other assets	(17,653)	(16,921)	(55,440)
Accounts payable	(33,201)	(29,154)	(6,365)
Accrued expenses	9,033	29,263	25,500
Income taxes	10,687	(21,770)	7,586
Other liabilities	(2,322)	(3,190)	(743)
Amounts due under tax receivable agreement	(12,098)	(8,148)	(8,765)
Net cash provided by operating activities	445,100	296,413	39,551
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(63,491)	(58,133)	(39,455)
Purchases of available-for-sale securities	(349)	(2,837)	(1,802)
Maturities of available-for-sale securities	594	337	1,192
Acquisitions and investment, net of cash	(80,677)	(891,725)	(11,277)
Proceeds from sale of subsidiary	17,265	48,324	—
Net cash used for investing activities	(126,658)	(904,034)	(51,342)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	650	1,867	6,539
Repurchase of share-based awards to satisfy tax withholdings	(2,392)	(5,709)	(11,222)
Proceeds from stock option exercises	33	239	1,679
Net change in deposits	(107,345)	(109,138)	198,596
Net (decrease) increase in borrowed federal funds	—	—	(48,400)
Borrowings on revolving line-of-credit facility	2,203,027	2,519,742	419,200
Repayments on revolving line-of-credit facility	(2,402,118)	(2,105,321)	(857,700)
Loan origination fees	—	(3,309)	(12,023)
Repayments of 2011 term loan	—	—	(182,500)
Borrowings on 2013 term loan	—	—	300,000
Repayments on 2013 term loan	—	(7,500)	(15,000)
Borrowings on 2014 term loan	—	222,500	—
Repayments on 2014 term loan	(27,500)	(13,750)	—
Net change in securitized debt	84,571	—	—
Borrowings on notes outstanding	—	—	400,000
Other debt	(435)	46,851	(2,016)
Purchase of redeemable non-controlling interest	(46,018)	—	—
Purchase of shares of treasury stock	(22,011)	(19,765)	(17,911)
Net cash (used for) provided by financing activities	(319,538)	526,707	179,242
Effect of exchange rates on cash and cash equivalents	(3,678)	4,191	(3,627)
Net change in cash and cash equivalents	(4,774)	(76,723)	163,824
Cash and cash equivalents, beginning of period	284,763	361,486	197,662
Cash and cash equivalents, end of period	$279,989	$284,763	$361,486
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”) is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide its customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers and vehicle maintenance providers.
Basis of Presentation
The accompanying consolidated financial statements of WEX Inc. for the years ended December 31, 2015, 2014 and 2013, include the accounts of WEX Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company adjusted the consolidated balance sheet amounts as of December 31, 2014, to account for the measurement period adjustments related to the Esso portfolio in Europe and Evolution1 purchase price allocations discussed in Note 3, Business Acquisitions and Other Intangible Asset Acquisitions below.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The acronyms and abbreviations identified below are used in the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the consolidated financial statements.

Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
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

Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, gains on the extinguishment of a portion of the tax receivable agreement, regulatory reserves, gains or losses on divestitures and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
Company	WEX Inc. and all entities included in the consolidated financial statements
EFS	Electronic Funds Source LLC
Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interests
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014

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
Available-for-sale Securities
The Company records certain investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheet in accumulated other comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary on available-for-sale securities are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenues. Available-for-sale securities held by the Company were purchased and are held by WEX Bank in order to meet the requirements of the Community Reinvestment Act.
Derivatives
The Company has used derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. All derivatives are recorded at fair value on the consolidated balance sheet.
The Company’s fuel price derivative instruments do not qualify for hedge accounting treatment; therefore, gains or losses related to fuel price derivative instruments, both realized and unrealized, are recognized in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value. For the purposes of cash flow presentation, realized and unrealized gains or losses are included in operating cash flows, as they are intended to hedge operating cash flows.
In April 2014, the Company initiated a partial foreign currency exchange hedging program. In 2014 the Company managed foreign currency exchange exposure on an intra-quarter basis. The majority of the hedges are intended to renew on a monthly basis. Because this was a partial foreign currency exchange hedging program, the Company had additional foreign currency exchange exposure which was not hedged. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions.

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
Below are the estimated useful lives for assets placed in service during 2015 and beyond:

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
Below are the amounts of internal-use software capitalized and amortized:

	Year ended December 31,
	2015	2014	2013
Amounts capitalized for internal-use computer software (including work-in-process)	$52,218	$34,053	$18,360
Amounts expensed for amortization of internal-use computer software	$20,316	$18,661	$18,830
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
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses a variety of methodologies to estimate fair value, but primarily relies on discounted cash flow analyses. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges are recorded in depreciation and amortization expense on the consolidated statements of income. The Company's annual goodwill and intangible asset impairment tests performed as of October 1, 2015, October 1, 2014 and October 1, 2013 did not identify any impairment.
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
Impairment and Disposals of Long-lived Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value is required. The Company did not recognize any significant impairment expense on the Company’s long-lived assets during the years ended December 31, 2015 and 2014. Disposals over the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.
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
The Company generally records revenue net of costs based on the following criteria: (i) the Company is not the primary obligor in the arrangement; (ii) the Company has no inventory risk; (iii) the Company does not have reasonable latitude with respect to establishing the price for the product; (iv) the Company does not make any changes to the product or have any involvement in the product specifications and (v) the amount the Company earns for its services is fixed, within a limited range.
The Company enters into contracts with certain large customers or strategic relationships that provide for fee rebates tied to performance milestones. Rebates are recorded as a reduction in revenue in the same period that revenue is earned or performance occurs. Rebates and incentives are calculated based on estimated performance and the terms of the related business agreements.
A description of the major components of revenue are as follows:
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
Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $6,013 in 2015, $6,002 in 2014 and $4,557 in 2013. The Company engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and interest earned on the Company’s foreign paycard product.
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
Healthcare revenue. The Company recognizes service fees in the healthcare market for the per-participant per-month fee which is recognized on a monthly basis subsequent to billing being completed. Interchange fees are recorded as received and ancillary service revenue is recognized when the related services have been provided.
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
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company measures stock-based compensation expense at the grant date, based on the estimated fair value of the award, net of estimated forfeitures, and records expense for each award over the employee requisite service period. The Company uses the straight-line methodology for amortizing Restricted Stock Units ("RSUs") and a graded-vesting methodology for performance based awards. The Company estimates the fair value of stock option awards and with an earnings cap using a Black-Scholes-Merton valuation model. The fair value of RSUs, including Performance Based Restricted Stock Units (PBRSUs), is determined and fixed on the grant date based on the Company's stock price. Stock-based compensation is recorded in salary and other personnel expense.
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
Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2015	2014	2013
Net earnings attributable and available for common stockholders –Basic and Diluted	$101,904	$202,211	$149,208
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2015	2014	2013
Weighted average common shares outstanding – Basic	38,771	38,890	38,946
Unvested restricted stock units	55	89	117
Stock options	17	21	40
Weighted average common shares outstanding – Diluted	38,843	39,000	39,103
Foreign Currency Movement
The financial statements of the Company’s foreign subsidiaries, whose functional currencies are other than the U.S. dollar, are translated to U.S. dollars. Assets and liabilities are translated at the year-end spot exchange rate, revenue and expenses at average exchange rates and equity transactions at historical exchange rates. Exchange differences resulting from this translation are recorded as a component of accumulated other comprehensive loss.
Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of the Company's cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss. In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded in gains and losses on foreign currency on the consolidated statements of income.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable. Realized gains or losses on securities transactions are classified as non-operating in the consolidated statements of income.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

New Accounting Standards
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the Board voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures and has not yet selected a transition method.
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
In September 2015, the FASB issued ASU 2015-16 related to simplifying the accounting for measurement period adjustments. This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The pronouncement is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

2.    Supplemental Cash Flow Information

	Year ended December 31,
	2015	2014	2013
Interest paid	$49,032	$40,287	$23,646
Income taxes paid	$27,186	$75,258	$48,869
3.     Business Acquisitions and Other Intangible Asset Acquisitions
The Company incurred and expensed costs directly related to completed acquisitions of $342 in 2015, $7,694 in 2014, and $203 in 2013, which are included primarily within service fees expenses in the consolidated statements of income.
Benaissance
On November 18, 2015, the Company, through its wholly-owned subsidiary Evolution1, purchased the stock of Benaissance for approximately $80,677, subject to working capital adjustments. The transaction was financed through the Company’s cash on hand and existing credit facility. Benaissance provides financial management for health benefits administration by offering SaaS solutions for individual single point and consolidated group premium billing. Evolution1 acquired Benaissance to enhance the Company's positioning in the growing healthcare market.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

During the fourth quarter of 2015, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Benaissance acquisition. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation of the tax assets and liabilities and has not finalized the purchase accounting.
The operations of Benaissance contributed net revenues of approximately $2,085 and net income of approximately $399 from November 18, 2015, through December 31, 2015. Goodwill is expected to be deductible for tax purposes. The results of operations for Benaissance are presented in the Company's Health and Employee Benefit Solutions segment.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$80,677
Less:
Accounts receivable	1,594
Other tangible assets and liabilities, net	816
Acquired software and developed technology (a)	10,300
Customer relationships(b)	27,700
Trade name(c)	1,500
Recorded goodwill	$38,767

(a)	Weighted average life – 5.0 years.

(b)	Weighted average life – 7.6 years.

(c)	Weighted average life – 8.1 years

No pro forma information has been included in these financial statements as the operations of Benaissance for the period that they were not part of the Company are not material to the Company's revenues, net income and earnings per share.
Acquisition of remaining 49% of UNIK
On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018. See Note 17 Non-controlling interests for further information.
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
During the fourth quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Esso portfolio in Europe transaction. During 2015, the Company obtained final information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $537, a decrease in accounts receivable of $2, a decrease in the customer relationship intangible asset of $374, a decrease in the licensing agreements intangible asset of $374, and an increase in other tangible assets and liabilities, net, including consideration receivable of $213. The Company recorded intangible assets and goodwill as described below. The Company finalized the purchase accounting during the fourth quarter of 2015. Goodwill related to this transaction is expected to be deductible for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Solutions segment.
The operations of the Esso portfolio in Europe contributed net revenues of approximately $3,428 and net losses attributable to WEX Inc. of approximately $7,172 from December 1, 2014, through December 31, 2014, which includes finance costs. Goodwill related to this transaction is expected to be deducted for income tax purposes. The results of operations for the Esso portfolio in Europe are presented in the Company's Fleet Solutions segment.

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
During the third quarter of 2014, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Evolution1 acquisition. During 2015, the Company obtained final information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2014 comparative information resulting in an increase in goodwill of $379, a decrease in other tangible assets and liabilities of $127, and an increase in deferred income tax liabilities of $252. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuation of all assets and liabilities have been finalized. The results of operations for Evolution1 are presented in the Company's Health and Employee Benefit Solutions segment.
The operations of Evolution1 contributed net revenues of approximately $35,976 and net losses of approximately $512 from July 16, 2014, through December 31, 2014, which includes finance costs. Evolution1 had previously recorded goodwill on its financial statements from prior acquisitions, some of which is expected to be deductible for tax purposes.

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
The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s consolidated statements of income as of January 1, 2013:

	December 31,
	2014	2013
Revenue	$865,056	$786,854
Net income attributable to WEX Inc.	$191,415	$97,016
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$4.92	$2.49
Net income per share – diluted	$4.91	$2.48
The pro forma financial information assumes that the companies were combined as of January 1, 2013, and includes the business combination accounting impact from the acquisition, including acquisition related expenses, amortization charges from acquired intangible assets, interest expense for debt incurred in the acquisition and net income tax effects. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal year 2013.
Acquisition of FastCred
On October 15, 2013, UNIK acquired all of the stock of FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market, for $12,309, net of cash acquired. The Company purchased FastCred to expand its Fleet Solutions segment. During the fourth quarter of 2013, the Company preliminarily allocated $4,282 of the cost of the acquisition to goodwill and $12,594 to other intangible assets, primarily customer relationships. During the first quarter of 2014, the Company obtained additional information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed as of the FastCred acquisition date. Based on such information, the Company retrospectively adjusted the fiscal year 2013 comparative information resulting in an increase in goodwill of $1,490, a decrease in intangible assets of $2,253, a decrease in property, equipment and capitalized software of $2, and a decrease in deferred income tax liabilities of $765. There were no changes to the previously reported consolidated statements of operations or statements of cash flows. The valuation of all assets and liabilities have been finalized. The total weighted average useful life of the intangible assets acquired from FastCred is four years for customer relationships and three years for acquired software. Goodwill recorded as a result of the FastCred acquisition is not currently deductible for income tax purposes. No pro forma information has been included in these financial statements as the operations of FastCred for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

4.    Sale of Subsidiary
rapid! PayCard
On January 7, 2015, the Company sold the assets of its rapid! PayCard operations for $20,000, which resulted in a pre-tax book gain of approximately $1,215. The Company's primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, the Company divested the operations of rapid! PayCard, which were not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its Health and Employee Benefit Solutions segment.
Pacific Pride
On July 29, 2014, the Company sold its wholly-owned subsidiary Pacific Pride for $49,664, which resulted in a pre-tax book gain of $27,490. The transfer of the operations of Pacific Pride occurred on July 31, 2014. The Company decided to sell the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to the Company's annual revenue, net income or earnings per share. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that will continue to allow WEX branded card acceptance at Pacific Pride locations. The Company does not view this divestiture as a strategic shift in its Fleet Solutions segment.
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

5.    Accounts Receivable and Reserves for Credit Losses
In general, the terms of the Company’s trade receivables (securitized and non-securitized) provide for payment terms of 30 days or less. The portfolio of receivables is considered to be a large group of smaller balance homogeneous amounts that are collectively evaluated for impairment.
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
At December 31, 2015, approximately 86 percent of the outstanding balance of $1.6 billion of total trade accounts receivable was current and approximately 97 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. At December 31, 2014, approximately 94 percent of the outstanding balance of $1.9 billion of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer was 11 percent of the outstanding receivables balance at December 31, 2015. The same customer was 8 percent of the outstanding receivables balance at December 31, 2014.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2015	2014	2013
Balance, beginning of period	$13,919	$10,396	$11,709
Provision for credit losses	22,825	32,144	20,200
Charge-offs	(27,862)	(35,302)	(27,781)
Recoveries of amounts previously charged-off	5,202	6,832	6,663
Currency translation	(252)	(151)	(395)
Balance, end of period	$13,832	$13,919	$10,396

6.    Investments
Available-for-sale Securities
The Company’s available-for-sale securities as of December 31, 2015 and 2014, are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
Mortgage-backed securities	$665	$16	$31	$650
Asset-backed securities	850	—	2	848
Municipal bonds	424	—	26	398
Equity securities (a)	16,961	—	295	16,666
Total available-for-sale securities	$18,900	$16	$354	$18,562
2014
Mortgage-backed securities	$820	$22	$32	$810
Asset-backed securities	1,168	—	3	1,165
Municipal bonds	545	9	—	554
Equity securities (a)	16,612	—	201	16,411
Total available-for-sale securities	$19,145	$31	$236	$18,940

(a)
These securities exclude $5,655 in equity securities designated as trading as of December 31, 2015, and $5,927 as of December 31, 2014, included in other assets on the consolidated balance sheets. See Note 15 for additional information about the securities designated as trading.

The Company’s management has determined that the gross unrealized losses on its investment securities at December 31, 2015 and 2014 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. The Company’s techniques used to measure the fair value of its investments are in Note 16, Fair Value. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.
The Company had maturities of available-for-sale securities of $594 for the year ended December 31, 2015, $337 for the year ended December 31, 2014, and $1,192 for the year ended December 31, 2013.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2015		2014
	Cost	Fair Value	Cost	Fair Value
Due within 1 year	$—	$—	$213	$211
Due after 1 year through year 5	315	313	342	341
Due after 5 years through year 10	—	—	—	—
Due after 10 years	959	933	1,158	1,167
Mortgage-backed securities with original maturities of 30 years	665	650	820	810
Equity securities with no maturity dates	16,961	16,666	16,612	16,411
Total	$18,900	$18,562	$19,145	$18,940

7.    Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
	2015	2014
Furniture, fixtures and equipment	$63,278	$56,177
Computer software	212,504	184,868
Software under development	39,694	21,937
Leasehold improvements	14,492	11,239
Capital leases	757	757
Total	330,725	274,978
Less accumulated depreciation and amortization	(192,140)	(169,382)
Total property, equipment and capitalized software, net	$138,585	$105,596
The Company did not incur significant impairment charges during 2015, 2014, and 2013. Depreciation expense, including expense associated with capital leases, was $35,285, $29,758 and $25,061 in 2015, 2014 and 2013, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

8.    Goodwill and Other Intangible Assets
The changes in goodwill during the period January 1 to December 31, 2015 were as follows:

	Fleet Solutions Segment (a)	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment (a)	Total (a)
Gross goodwill, beginning of period (a)	$759,985	$44,710	$330,094	$1,134,789
Impact of foreign currency translation	(23,598)	(885)	(6,154)	(30,637)
Acquisition of Benaissance	—	—	38,767	38,767
Sale of subsidiaries	(147)	—	(12,386)	(12,533)
Gross goodwill, end of period	736,240	43,825	350,321	1,130,386
Accumulated impairment, end of period	(1,337)	(16,171)	—	(17,508)
Net goodwill, end of period	$734,903	$27,654	$350,321	$1,112,878

(a)	The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting. See Note 3, "Business Acquisitions and Other Intangible Asset Acquisitions."
The changes in goodwill during the period January 1 to December 31, 2014 were as follows:

	Fleet Solutions Segment (a)	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total (a)

Gross goodwill, beginning of period (a)	$754,886	$45,872	$36,642	$837,400
Impact of foreign currency translation	(16,392)	(1,162)	(3,059)	(20,613)
Acquisition of Evolution1	—	—	296,511	296,511
Sale of subsidiary	(19,137)	—	—	(19,137)
Acquisition of Esso portfolio in Europe	40,628	—	—	40,628
Gross goodwill, end of period	759,985	44,710	330,094	1,134,789
Accumulated impairment, end of period	(1,337)	(16,171)	—	(17,508)
Net goodwill, end of period	$758,648	$28,539	$330,094	$1,117,281

(a)	The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting. See Note 3, "Business Acquisitions and Other Intangible Asset Acquisitions."
The changes in intangible assets during the period January 1 to December 31, 2015, were as follows:

	Net Carrying Amount, Beginning of Period (a)	Acquisitions	Amortization	Disposals	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software and developed technology (a)	$119,509	$10,300	$(9,844)	$—	$(5,953)	$114,012
Customer relationships (a)	309,450	27,700	(32,468)	(2,329)	(4,449)	297,904
Licensing agreements	35,341	—	(4,165)	(164)	(3,614)	27,398
Patent	1,245	—	(243)	—	(124)	878
Trade name (a)	15,373	1,500	(1,072)	(723)	(1,934)	13,144
Indefinite-lived intangible assets
Trademarks, trade names and brand names	16,379	—	—	—	997	17,376
Total	$497,297	$39,500	$(47,792)	$(3,216)	$(15,077)	$470,712

(a)	The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting. See Note 3, "Business Acquisitions and Other Intangible Asset Acquisitions."

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The changes in intangible assets during the period January 1 to December 31, 2014, were as follows:

	Net Carrying Amount, Beginning of Period (a)	Acquisitions	Amortization	Disposals	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Period

Definite-lived intangible assets
Acquired software and developed technology (a)	$61,590	$70,000	$(10,091)	$—	$(1,990)	$119,509
Customer relationships (a)	127,403	218,346	(28,575)	(3,727)	(3,997)	309,450
Licensing agreements	—	36,605	(390)	—	(874)	35,341
Patent	1,672	—	(380)	—	(47)	1,245
Trade name (a)	8,835	7,900	(1,186)	—	(176)	15,373
Indefinite-lived intangible assets
Trademarks, trade names and brand names	7,244	11,000	—	(1,444)	(421)	16,379
Total	$206,744	$343,851	$(40,622)	$(5,171)	$(7,505)	$497,297
 (a)     The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

Estimated Amortization Expense
2016	$51,733
2017	$51,770
2018	$47,783
2019	$44,230
2020	$40,647
Other intangible assets consist of the following:

	December 31, 2015			December 31, 2014

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$155,182	$(41,170)	$114,012	$150,458	$(30,949)	$119,509
Customer relationships	403,382	(105,478)	297,904	393,942	(84,492)	309,450
Licensing agreements	31,903	(4,505)	27,398	35,726	(385)	35,341
Patent	2,413	(1,535)	878	2,697	(1,452)	1,245
Trade name	16,410	(3,266)	13,144	17,786	(2,413)	15,373
	$609,290	$(155,954)	453,336	$600,609	$(119,691)	480,918
Indefinite-lived intangible assets
Trademarks, trade names and brand names			17,376			16,379
Total			$470,712			$497,297
 (a)     The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

9.    Accounts Payable
Accounts payable consists of:

	December 31,
	2015	2014
Merchant payables	$313,244	$376,753
Other payables	65,567	49,203
Total accounts payable	$378,811	$425,956

10.    Deposits, Borrowed Federal Funds and Other Debt
The following table presents information about deposits:

	December 31,
	2015	2014
Certificates of deposit with maturities within 1 year	$97,859	$261,502
Certificates of deposit with maturities greater than 1 year and less than 5 years	54,448	34,493
Interest-bearing money market deposits	369,191	330,696
Negotiable order of withdrawal deposits	308,998	314,576
Non-interest bearing customer deposits	40,022	38,286
Total deposits	$870,518	$979,553
Weighted average cost of funds on certificates of deposit outstanding	0.90%	0.61%
Weighted average cost of interest-bearing money market deposits	0.45%	0.25%
Weighted average cost of negotiable order of withdrawal deposits	—	—
WEX Bank has issued certificates of deposit in various maturities ranging between 9 months and 2 years and with interest rates ranging from 0.55 percent to 1.35 percent as of December 31, 2015. WEX Bank may issue certificates of deposit without limitation on the balance outstanding. WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2015, certificates of deposit were in denominations of $250 or less.
The Company requires non-interest bearing deposits for certain customers as collateral for credit that has been extended.
The Company also had federal funds lines of credit totaling $257,500 at December 31, 2015 and $125,000 at December 31, 2014. There were no borrowings against these lines of credit at December 31, 2015 and December 31, 2014.
Interest-bearing money market deposits are issued in denominations of $250 or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. As of December 31, 2015, the weighted average interest rate on interest-bearing money market deposits was 0.45 percent.
On January 11, 2012, the Company entered into an agreement with Higher One to offer NOW accounts to a portion of Higher One’s customers. Higher One provides processing and other administrative services while the Company, through its bank subsidiary WEX Bank, establishes and maintains the NOW accounts. During 2015 and 2014, the Company received non-interest bearing NOW account deposits. As of December 31, 2015, the Company has $308,998 of non-interest bearing NOW account deposits outstanding.
Other debt
UNIK debt
UNIK had approximately $5,046 of debt as of December 31, 2015, and $7,975 of debt as of December 31, 2014. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 13.5 percent as of December 31, 2015, and 13.9 percent as of December 31, 2014. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund customers balances that exceed the WEX Bank lending limit. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 2.25 percent. The balance of the debt as of December 31, 2015, was $45,000, which is secured by an interest in the underlying customers receivable. The participation debt balance will fluctuate on a daily basis based on customers funding needs, and will range from $0 to $45,000. The participation debt agreement will mature on April 1, 2016. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
The following table presents the average interest rates for deposits, borrowed federal funds and other debt:

	Year ended December 31,
	2015	2014	2013
Average interest rate:
Deposits	0.65%	0.53%	0.51%
Borrowed federal funds	0.39%	0.38%	0.41%
Negotiable order of withdrawal deposits	—	—	—
Interest-bearing money market deposits	0.25%	0.23%	0.31%
UNIK debt	15.21%	17.15%	17.04%
Participation agreement	2.57%	2.46%	—%
Average deposits and borrowed federal funds balance	$1,026,963	$1,220,979	$1,012,806
Average other debt (UNIK and participation agreement)	$51,209	$37,876	$8,767

11.    Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations. Derivative instruments were utilized in prior years to manage the Company's commodity price risk. The Company entered into put and call option contracts related to the Company’s commodity price risk, which were based on the wholesale price of gasoline and the retail price of diesel fuel and settled on a monthly basis. These put and call option contracts, or fuel price derivative instruments, were designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America.
During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program. For the first quarter of 2016, the Company holds fuel price sensitive derivative instruments to hedge approximately 20 percent of its anticipated U.S. fuel-price related earnings exposure based on assumptions at time of purchase. After the first quarter of 2016, we are no longer hedged for changes in fuel prices.
In April 2014, the Company initiated a partial foreign currency exchange hedging program. In 2014 the Company managed foreign currency exchange exposure on an intra-quarter basis. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions. Because this was a partial foreign currency exchange hedging program, the Company had foreign currency exchange exposure which was not hedged while the program was in effect.
The realized and unrealized gains or losses on the currency forward contracts and swaps are reported in earnings within the same consolidated statement of income line as the impact of the foreign currency translation, net foreign currency gain (loss).
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

As of December 31, 2015, the Company had the following put and call option contracts that settle on a monthly basis and which do not have formal hedging designations:

Aggregate Notional Amount (gallons) (a)
Fuel price derivative instruments – unleaded fuel
Put and call option contracts settling January 2016 – March 2016	2,655
Fuel price derivative instruments – diesel
Put and call option contracts settling January 2016 – March 2016	1,314
Total fuel price derivative instruments	3,969

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

As of December 31, 2015, the Company had the following contracts related to its foreign currency swaps, which are not designated as hedging contracts and settle in U.S. dollars at various dates within 5 days:

	Aggregate Notional Amount
Australian dollar	A$	10,000
Euro		€10,000
Pound sterling		£5,000

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents information on the location and amounts of derivative fair values in the consolidated balance sheets:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Commodity contracts	Fuel price derivatives, at fair value	$5,007	Fuel price derivatives, at fair value	$40,969	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency contracts	Accounts receivable	$—	Accounts receivable	$—	Accounts payable	$90	Accounts payable	$—
The following table presents information on the location and amounts of derivative gains and losses in the consolidated statements of income:

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the period ended December 31,
		2015	2014
Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$5,848	$46,212
Foreign currency contracts	Net foreign currency (loss) gain	$27,236	$15,398

For the Company’s North America operations, the Company traditionally has used derivative instruments to manage the impact of volatility in fuel prices on the Company's earnings. The Company entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel. The Company discontinued entering into new instruments during the fourth quarter of 2014, and the remaining Options settle on a monthly basis through the first quarter of 2016. The Options are intended to lock in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. The fair value of these instruments is recorded in fuel price derivative instruments, at fair value on the consolidated balance sheets.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents information about the Options:

			December 31,
			2015		2014
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value	Aggregate Notional Amount (gallons)	Fair Value
Fuel price derivative instruments – unleaded fuel
Options settling July 2015 – March 2016	$2.483	$2.543	2,655	3,082	7,873	6,459
Options settling April 2015 – December 2015	$2.620	$2.680	—	—	7,562	7,109
Options settling January 2015 – September 2015	$2.625	$2.685	—	—	8,689	8,369
Options settling October 2014 – June 2015	$2.568	$2.628	—	—	5,151	4,772
Options settling July 2014 – March 2015	$2.510	$2.570	—	—	2,479	2,411
Total fuel price derivative instruments – unleaded fuel			2,655	$3,082	31,754	$29,120
Fuel price derivative instruments – diesel
Options settling July 2015 – March 2016	$3.724	$3.784	1,314	1,925	3,951	2,842
Options settling April 2015 – December 2015	$3.785	$3.845	—	—	3,708	2,720
Options settling January 2015 – September 2015	$3.795	$3.855	—	—	4,300	3,464
Options settling October 2014 – June 2015	$3.785	$3.845	—	—	2,451	1,906
Options settling July 2014 – March 2015	$3.788	$3.848	—	—	1,178	917
Total fuel price derivative instruments – diesel			1,314	$1,925	15,588	11,849
Total fuel price derivative instruments			3,969	$5,007	47,342	$40,969

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

The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded in net realized and unrealized losses on derivative instruments on the consolidated statements of income:

	Year ended December 31,
	2015	2014	2013
Realized gains (losses)	$41,810	$(2,115)	$(4,223)
Change in unrealized fuel price derivatives	(35,962)	48,327	(5,628)
Net realized and unrealized gains (losses) on derivative instruments	$5,848	$46,212	$(9,851)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

12.  Financing Debt
2014 Credit Agreement
On August 22, 2014, the Company entered into the agreements described below to modify certain terms of the 2013 Credit Agreement     in order to permit the additional financings and investments to facilitate the consummation of the Esso Card transaction.
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
Amounts outstanding under the 2014 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2014 Credit Agreement, plus a margin of 1.25 percent to 2.75 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50 percent, (ii) the prime rate announced by Bank of America N.A., and (iii) the Eurocurrency Rate plus 1.00 percent, in each case plus a margin of 0.25 percent to 1.75 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.20 percent to 0.45 percent based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2014 Credit Agreement.
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
The 2011 Credit Agreement was replaced in January 2013 by the 2013 Credit Agreement.
The following table presents information about the outstanding borrowings under the 2013 and 2014 Credit Agreement:

	December 31,
	2015	2014
Outstanding balance on revolving line-of-credit and term loan with interest based on LIBOR	$528,750	$696,250
Outstanding balance on revolving line-of-credit and term loan with interest based on Prime	48,300	67,700
Outstanding balance on revolving line-of-credit and term loan with interest based on Eurocurrency	92,705	137,614
Outstanding balance on $400 million 4.750% interest rate notes outstanding	400,000	400,000
Total outstanding balance on revolving line-of-credit facility, term loan and notes	$1,069,755	$1,301,564

Weighted average rate of revolving line-of-credit facility and term loan based on LIBOR	2.41%	2.92%
Weighted average rate of revolving line-of-credit facility and term loan based on Prime	4.50%	5.00%
Weighted average rate of revolving line-of-credit facility and term loan based on Eurocurrency	2.43%	2.88%
As of December 31, 2015, the weighted average interest rate for all the financing borrowings under the 2014 Credit Agreement was 2.60 percent.
As of December 31, 2015, the Company has posted approximately $8,550 in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. Accordingly, at December 31, 2015, the Company had $480,445 of availability under the 2014 Credit Agreement, subject to the covenants as described below.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Financing Interest
The following table presents the components of financing interest expense:

	Year ended December 31,
	2015	2014	2013
2011 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$—	$—	$350
Interest expense based on the prime rate	—	—	54
Fees	—	—	36
Amortization of loan origination fees	—	—	43
$200 Million Term Loan:
Interest expense based on LIBOR	—	—	170
Amortization of loan origination fees	—	—	11
	$—	$—	$664
2013 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$—	$573	$400
Interest expense based on Prime	—	419	—
Fees	—	1,361	2,098
Amortization of loan origination fees	—	757	1,122
$300 Million Term Loan:
Interest expense based on LIBOR	—	3,667	5,496
Amortization of loan origination fees	—	301	491
	$—	$7,078	$9,607
2014 Credit Agreement
$700 Million Revolver:
Interest expense based on LIBOR	$4,137	$1,723	$—
Interest expense based on Prime	636	972	—
Interest expense based on Eurocurrency	3,874	484	—
Fees	1,624	733	—
Amortization of loan origination fees	1,378	574	—
$500 Million Term Loan:
Interest expense based on LIBOR	12,050	4,468	—
Amortization of loan origination fees	984	276	—
	$24,683	$9,230	$—
$400 Million Notes Outstanding:
4.750% interest expense	$19,000	$19,000	$17,469
Amortization of loan origination fees	734	734	674
	$19,734	$19,734	$18,143

Securitization interest expense	$1,640	$—	$—
Deferred loan costs associated with the extinguishment of debt	—	—	1,004
Other	132	—	1
Total financing interest expense	$46,189	$36,042	$29,419

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents average interest rates and debt balances:

	Year ended December 31,
	2015	2014	2013
Average interest rate:
Based on LIBOR	2.55%	2.30%	1.93%
Based on prime	4.53%	3.89%	3.75%
Based on Australian bank rate	2.94%	—%	—%
Based on Eurocurrency	2.52%	2.81%	—%
Average debt balance at LIBOR	$635,029	$452,911	$300,056
Average debt balance at prime	$14,031	$35,765	$19,162
Average debt balance at Australian bank rate	$84,639	$—	$—
Average debt balance at Eurocurrency	$153,895	$17,216	$—
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
Australian Securitization Facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by the Company ("Securitization Subsidiary"). The Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate as of December 31, 2015, was 2.91 percent. As of December 31, 2015, the Company had $82,018 of securitized debt.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other
As of December 31, 2015, WEX Bank pledged approximately $350,583 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $265,882 as of December 31, 2015. As of December 31, 2015, WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window.

13.  Income Taxes
Income (losses) before income taxes consisted of the following:

	Year ended December 31,
	2015	2014	2013
United States	$203,692	$329,633	$249,311
Foreign	(18,784)	(27,994)	(10,911)
Total	$184,908	$301,639	$238,400

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total
2015
Current	$22,570	$4,288	$9,173	$36,031
Deferred	$37,553	$5,631	$(3,919)	$39,265
2014
Current	$43,565	$3,326	$8,009	$54,900
Deferred	$51,581	$3,979	$(8,839)	$46,721
2013
Current	$52,118	$5,176	$5,255	$62,549
Deferred	$31,020	$1,562	$(5,029)	$27,553

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.5	1.6	1.9
Foreign income tax rate differential	1.4	1.1	0.8
Revaluation of deferred tax assets for tax rate changes and blending differences, net	0.7	(0.1)	—
Research and development credit	0.2	(0.6)	—
Domestic production exclusions	(1.8)	(4.0)	—
Change in valuation allowance	1.6	0.1	—
Nondeductible penalties	0.3	—	—
Other	0.8	0.6	0.1
Effective tax rate	40.7%	33.7%	37.8%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2015	2014
Deferred assets related to:
Reserve for credit losses	$5,310	$5,484
Foreign tax credit	4,686	4,399
Stock-based compensation, net	9,150	11,455
Net operating loss carryforwards	22,797	36,768
Other assets	5,992	5,399
Unrealized losses, primarily related to fuel price derivatives	2,647	—
Total	50,582	63,505
Deferred tax liabilities related to:
Unrealized gains, primarily related to fuel price derivatives	1,876	15,554
Other liabilities	1,226	1,540
Property, equipment and capitalized software	20,861	11,159
Intangibles, net	94,814	71,030
Pension	600	—
Total	119,377	99,283
Valuation allowance primarily on net operating loss carryforwards	4,814	2,210
Deferred income taxes, net	$(73,609)	$(37,988)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
	2015	2014
United States	$(76,308)	$(34,963)
Australia	(6,153)	(7,078)
New Zealand	252	185
The Netherlands	230	238
United Kingdom	9,623	5,607
Brazil	(1,253)	(1,977)
Total	$(73,609)	$(37,988)
The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheet where a right of offset exists.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company had approximately $102,483 of post apportionment state, $10,072 of federal and $69,762 of foreign net operating loss carry forwards at December 31, 2015 and approximately $78,500 of post apportionment state, $53,099 of federal and $53,609 of foreign net operating loss carry forwards at December 31, 2014. The U.S. losses expire at various times through 2035. The Company expects to utilized $42,618 of U.S. federal operating losses during 2015 and $20,753 of U.S. federal operating losses during 2014. Foreign losses in Brazil and the UK have indefinite carry forward periods.
The Company has established valuation allowances for the following items: (i) acquired net operating losses in the UK (ii) Evolution1’s equity investment in its minority-owned subsidiaries, (iii) state tax credits, and (iv) certain net operating losses and estimated non-deductible expenses. During 2015, the Company recorded tax expense of $2,888 for net increases to the valuation allowance. The Company also recorded a decrease in the valuation allowance associated with an acquisition adjustment for $205, and a foreign currency translation adjustment of $79 during 2015. In each case the Company has determined it is more likely than not that the benefits will not be utilized. No other valuation allowances have been established for any other deferred assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $13,230 at December 31, 2015, and $7,733 at December 31, 2014. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.
The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination for the years prior to 2011. The Internal Revenue Service is currently in the process of examining the Company's US income federal income tax returns for 2011, 2012 and 2014. The Company is also subject to an ongoing examination in New Zealand by Inland Revenue for calendar tax years 2012 and 2013. As of December 31, 2015, no adjustments have been proposed in connection with the ongoing audits
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2015	2014	2013
Beginning balance	$4,856	$5,283	$6,176
Increases related to prior year tax position	431	—	—
(Decreases) increases related to prior year tax positions, due to foreign currency exchange	(511)	(427)	(893)
Ending balance	$4,776	$4,856	$5,283
At December 31, 2015, the Company had $7,027 of net unrecognized tax benefits. If recognized, the $7,027 in net unrecognized tax benefits would reduce the Company’s effective tax rate. The Company anticipates settling a portion of the unrecognized tax benefit within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $2,251 as of December 31, 2015, $1,988 as of December 31, 2014 and $1,625 as of December 31, 2013, for penalties and interest related to uncertain tax positions.
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
For each year presented, there has been reassessment of the blended tax rates that are projected into the future. For the year ended December 31, 2015, the net future benefits decreased, which decreased the associated liability to Wyndham, resulting in a $2,145 offset to non-operating expense. In prior years, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a $1,331 charge to non-operating expense in 2014 and a $33 charge to non-operating expense in 2013.
15.  Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan. Employees are eligible to participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $4,571, $3,502 and $2,991 in matching funds to the plan for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $5,655 at December 31, 2015, and $5,927 at December 31, 2014. These amounts are included in other liabilities on the consolidated balance sheet. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $5,655 at December 31, 2015, and $5,927 at December 31, 2014. Such amounts are included in other assets on the consolidated balance sheet.
The Company has defined benefit pension plans in Germany and Norway related to the Esso portfolio in Europe transaction in December of 2014. The total net unfunded status for the Company’s foreign defined benefit pension plans, recognized as accrued expenses in the consolidated balance sheet, was $4,406 as of December 31, 2015 and $4,900 as of December 31, 2014. The Company will measure these plan obligations on an annual basis. The change in fair value to the defined benefit pension plans is recorded through the consolidated statements of income. The expense under each of these defined benefit pension plans for 2015 and 2014 was not material to the consolidated financial statements.
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

•	Level 3 – Instruments whose significant value drivers are unobservable.

•	The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2015:

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$650	$—	$650	$—
Asset-backed securities	848	—	848	—
Municipal bonds	398	—	398	—
Equity securities	16,666	16,666	—	—
Total available-for-sale securities	$18,562	$16,666	$1,896	$—
Executive deferred compensation plan trust (a)	$5,655	$5,655	$—	$—
Fuel price derivatives – unleaded fuel (b)	$3,083	$—	$3,083	$—
Fuel price derivatives – diesel (b)	1,924	—	—	1,924
Total fuel price derivatives	$5,007	$—	$3,083	$1,924

Liabilities:
Foreign currency swaps (c)	$90	$—	$90	$—

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.

(c)	The fair value of these instruments is recorded in Accounts payable.

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels for 2014:

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$810	$—	$810	$—
Asset-backed securities	1,165	—	1,165	—
Municipal bonds	554	—	554	—
Equity securities	16,411	16,411	—	—
Total available-for-sale securities	$18,940	$16,411	$2,529	$—
Executive deferred compensation plan trust (a)	$5,927	$5,927	$—	$—
Fuel price derivatives – unleaded fuel (b)	$29,121	$—	$29,121	$—
Fuel price derivatives – diesel (b)	11,848	—	—	11,848
Total fuel price derivatives	$40,969	$—	$29,121	$11,848

(a)	The fair value of these instruments is recorded in other assets.

(b)	The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2015:

Fuel Price Derivatives – Diesel
Beginning balance	$11,848
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(9,924)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers (in)/out of Level 3	—
Ending balance	$1,924

(a)
Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2015, are reported in net realized and unrealized gains and (losses) on fuel price derivatives on the consolidated statements of income.

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2014:

Fuel Price Derivatives – Diesel
Beginning balance	$(2,142)
Total gains or (losses) – realized/unrealized
Included in earnings (a)	13,990
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers in/(out) of Level 3	—
Ending balance	$11,848

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
$400 Million Notes outstanding
The Notes outstanding as of December 31, 2015, have a carrying value of $400,000 and fair value of $366,000. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Fuel price derivatives
The majority of derivatives entered into by the Company were executed over-the-counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
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
Quantitative Information About Level 3 Fair Value Measurements. The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 are as follows:

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$1,924	Option model	Future retail price of diesel fuel after December 31, 2015	3.72 – 3.78

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$11,849	Option model	Future retail price of diesel fuel after December 31, 2014	3.72 – 3.86
Sensitivity To Changes In Significant Unobservable Inputs. As presented in the table above, the significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments are the future retail price of diesel fuel from the first quarter of 2016. Significant changes in these unobservable inputs in isolation would result in a significant change in the fair value measurement.

17.  Non-controlling interest
On August 30, 2012, the Company acquired a 51 percent ownership interest in UNIK. The redeemable non-controlling interest was measured at fair value at the date of acquisition and was reported on the Company’s consolidated balance sheets as “Redeemable non-controlling interest." On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018. Due to put rights held by the non-controlling shareholders after the Company's original investment, the non-controlling interest was previously reported as a liability rather than permanent equity. The Company agreed to cancel this put option in conjunction with the acquisition of the remaining 49 percent ownership. The value of the redeemable non-controlling interest was adjusted to the redemption value at date of purchase and the Company recorded the adjustment to retained earnings. This adjustment to retained earnings reduces the Earnings Per Share to shareholders. The Company recorded the amount paid in excess of the redemption value in additional paid-in capital and the impact related to foreign currency in accumulated other comprehensive income. The Company's overall purchase price was less than the fair value of UNIK.
The redeemable non-controlling interest was reported on the Company’s consolidated balance sheets as “Redeemable non-controlling interest.”

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

A reconciliation of redeemable non-controlling interest for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014
Balance, beginning of period	$16,590	$18,729
Net income attributable to redeemable non-controlling interest	1,190	198
Currency translation adjustment	(4,210)	(2,337)
Accretion to redemption value	9,413	—
Excess purchase amount over redemption value	23,035	—
Purchase of non-controlling interest	(46,018)	—
Ending balance	$—	16,590

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Balance, beginning of period	$17,396	$519
Non-controlling interest investment	—	21,267
Net loss attributable to non-controlling interest	(2,896)	(2,391)
Currency translation adjustment	(2,063)	(1,999)
Ending balance	$12,437	$17,396

18.  Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Legal Matters
On December 23, 2015, the FDIC and WEX Bank, a wholly-owned subsidiary (the “Bank”), entered into a Consent Order, Order for Restitution and Order to Pay Civil Money Penalty (the "FDIC Consent Agreement") stating that the Bank violated Section 5 of the Federal Trade Commission Act. The FDIC Consent Agreement related to the marketing and fee disclosure practices used in connection with NOW account deposits associated with the Bank’s deposit program partner, Higher One. Higher One provides electronic financial disbursements and payment services to the higher education industry. Among these services, Higher One offers to facilitate opening a deposit account at participating banks for students receiving financial aid, with the Bank being one of those participating institutions. Upon a student’s opening of an account and receipt of funds in excess of their financial obligation to their education institution, the Bank holds the funds for the student but does not receive any of the fees at issue. Higher One services the accounts, pays related processing costs and receives all of the fees at issue. The FDIC Consent Agreement, among other things, requires: (i) the Bank to pay restitution for certain fees collected by Higher One in connection with these NOW accounts (in the event Higher One does not provide for the restitution), and (ii) the Bank to pay a civil money penalty.
The civil money penalty applicable to the Bank in the FDIC Consent Agreement is $1,750. In addition to a civil money penalty, the FDIC Consent Agreement requires the Bank to pay restitution of approximately $31,000 (if Higher One fails to pay restitution), as a result of the alleged violations. As a result of the above described proceedings, Higher One paid the entire restitution amount into a custodial account during the fourth quarter of 2015 for later distribution to students following the approval of the restitution plan. The Bank has also paid its $1,750 obligation under the FDIC Consent Agreement during the fourth quarter of 2015 (following the execution of the FDIC Consent Agreement).
Pending EFS Acquisition
On October 18, 2015, the Company entered into a purchase agreement to acquire EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized fleet segment. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, the Company will

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC for an aggregate purchase price comprised of $1,100,000 in cash and 4,012 shares of the Company’s common stock, subject to certain working capital and other adjustments. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
Either party may terminate the purchase agreement if (i) the closing has not occurred on or prior to April 18, 2016 (subject to extension to July 18, 2016 if antitrust clearance has not then been obtained), (ii) an order or law permanently prohibiting the acquisition has become final and non-appealable or (iii) the other party has breached its representations, warranties or covenants, subject to customary materiality qualifications and abilities to cure. In addition, the EFS sellers may also terminate the purchase agreement if, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with the Company’s debt financing, the Company fails to consummate the acquisition. Upon such a termination (and in certain other limited circumstances), if the EFS Sellers so elect, the Company is required to pay the EFS sellers a cash termination fee of $45,000. In the event the purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances, the Company is required to pay the EFS sellers a cash termination fee of $70,000.
In connection with the planned acquisition of EFS, the Company has obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey Inc. and MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2,125,000, consisting of a $1,775,000 seven-year term loan facility and a $350,000 five-year revolving credit facility. The new senior secured credit facilities would replace our existing senior secured credit facilities. See Note 24, Pending EFS Acquisition.
Extension of Credit to Customers
The Company had aggregate commitments of approximately $6,229,000 at December 31, 2015, and $5,927,000 at December 31, 2014, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time, subject to limited notice requirements in some instances. These amounts are not recorded on the consolidated balance sheet.
Operating and Capital Leases
The Company leases office space, equipment, and vehicles under non-cancelable operating and capital lease agreements that expire at various dates through 2023. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $11,310 for the year ended December 31, 2015, $8,838 for the year ended December 31, 2014 and $7,257 for the year ended December 31, 2013. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease and rental expense related to information technology hardware and software leases totaled $11,288 for the year ended December 31, 2015, $9,852 for the year ended December 31, 2014, and $8,249 for the year ended December 31, 2013. These amounts were included in technology leasing and support on the consolidated statements of income.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Operating	Capital
2016	$11,533	$847
2017	9,716	—
2018	8,581	—
2019	5,737	—
2020	4,574	—
2021 and thereafter	15,551	—
Total minimum lease payments	$55,692	$847
Less: Amount representing interest		$40
Total obligations under capital lease		$807

19.  Accumulated Other Comprehensive Loss
A reconciliation of accumulated other comprehensive loss for the twelve month periods ended December 31, 2015 and 2014, is as follows:

	2015		2014
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(129)	$(50,452)	$(433)	$(15,062)
Other comprehensive (loss) income	(83)	(43,679)	304	(35,390)
Purchase of redeemable non-controlling interest	$—	$(9,108)	$—	$—
Ending balance	$(212)	$(103,239)	$(129)	$(50,452)
No significant amounts were reclassified from accumulated other comprehensive loss in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized loss as of December 31, 2015 was $2,647 and the total tax effect on accumulated unrealized loss was $1,453 as of December 31, 2014.

20.  Cash and Dividend Restrictions
Cash
WEX Bank is required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank. The required amount of those reserves at December 31, 2015 and 2014 was $39,748 and $31,127, respectively.

Dividends
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement. If the Company’s leverage ratio is higher than 1.75, after execution of a restricted payment, the Company may pay no more than $25,000 per annum for restricted payments, including dividends. In addition, the purchase agreement for the acquisition of EFS prohibits the Company from paying dividends without the prior written consent of the EFS sellers prior to the closing of the transaction, except in limited circumstances described in the purchase agreement. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX Bank complied with the aforementioned dividend restrictions for the years ended December 31, 2015, 2014, and 2013.

21.  Stock-Based Compensation
In 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. In May of 2015 the Company adopted the 2015 Section 162(m) Performance Incentive Plan (collectively the "Plans"). These Plans, which are stockholder-approved, permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for the sum of (i) 3,800 shares of common stock and (ii) such additional number of shares of common stock (up to 1,596) as is equal to (x) the number of shares of common stock reserved for issuance under the Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Prior Plan”) that remained available for grant under the Prior Plan immediately prior to the Board of Directors’ approval of the 2010 Plan and (y) the number of shares of common stock subject to awards under the Prior Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.
The Company believes that such awards increase efforts on behalf of the Company and promote the success of the Company’s business. On December 31, 2015, the Company had four stock-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $12,420 for 2015, $13,790 for 2014, and $9,429 for 2013.
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

A summary of the status of the Company’s RSUs as of December 31, 2015, and changes during the year then ended is presented below:

	Units	Weighted- Average per share Grant- Date Fair Value
Restricted Stock Units
Balance at January 1, 2015	105	$82.45
Granted	82	$98.32
Vested – shares issued	(54)	$86.98
Vested – shares deferred (a)	(2)	$118.03
Forfeited	(9)	$88.08
Withheld for taxes (b)	(23)	$81.67
Balance at December 31, 2015	99	$94.51

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

As of December 31, 2015, there was $3,971 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total grant-date fair value of shares granted was $7,846 during 2015, $7,376 during 2014, and $9,757 during 2013. The total fair value of shares vested was $4,521 during 2015, $8,545 during 2014, and $5,259 during 2013.
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
A summary of the status of the Company’s DSUs as of December 31, 2015, and changes during the year is presented below:

	Units	Weighted- Average per share Grant-Date Fair Value
Deferred Stock Units
Balance at January 1, 2015	95	$27.79
Awards	1	$100.70
Converted from RSUs	2	$118.03
Balance at December 31, 2015	98	$30.59

There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award was earned when granted and it is expensed at that time. The total fair value of shares granted and vested was $363 during 2015, $189 during 2014, and $137 during 2013.
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
A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2015, and changes during the year then ended is presented below:

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average per share Grant-Date Fair Value
Performance Based Restricted Stock Units
Balance at January 1, 2015	58	186	355	$92.39
Granted	30	66	133	$103.32
Forfeited	(5)	(18)	(33)	$94.56
Canceled / Converted to RSUs	(12)	(46)	(92)	$92.07
Balance at December 31, 2015	71	188	363	$96.16
The range of unrecognized compensation cost related to the PBRSU awards is from $2,595 at threshold (below target performance), $7,254 at target and up to $14,318 at maximum (above target performance), as of December 31, 2015, depending on whether certain performance conditions are met. That cost is expected to be recognized over a weighted-average period of

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

1.3 years. The total grant-date fair value of shares granted at target was $6,860 during 2015, $19,239 during 2014, and $5,356 during 2013. The total grant-date fair value of shares converted to RSUs and subsequently vested was $2,035 during 2015, $2,474 during 2014, and $9,075 during 2013.
Stock Options
The fair value of each option award is estimated on the grant date using the following assumptions and a Black-Scholes-Merton option-pricing model. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding. The Company also estimates expected volatilities that are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company’s stock, and other factors. The option-pricing model includes a risk-free interest rate for the period matching the expected term of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield used in the option-pricing model is the calculated yield on the Company’s stock at the time of the grant.
On March 15, 2015, and on August 31, 2015, the Company approved the grant of stock options to certain officers and employees under the Plan. Stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant.
The table below summarizes the assumptions used to calculate the fair value:

	March 15, 2015	August 31, 2015
Weighted average expected life (in years)	6.0	5.77
Weighted average exercise price	$103.75	$94.53
Weighted average volatility	30.53%	28.73%
Weighted average risk-free rate	1.73%	1.66%
Weighted average dividend yield	—%	—%
Weighted average fair value	$34.13	$28.90

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The stock options granted under the plan related to the Company’s employees consisted of:

	Shares	Weighted- Average per share Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2015	31	$13.59
Granted	55	103.40
Exercised	(3)	$13.59
Forfeited or expired	(2)	103.75
Outstanding at December 31, 2015	81	$71.50	6.36	$1,363
Exercisable on December 31, 2015	81	$71.50	6.36	$1,363
Vested and expected to vest at December 31, 2015	81	$71.50	6.36	$1,363
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $216, $1,543 and $3,632, respectively.

22.    Restructuring
During the first quarter of 2015, the Company recorded initial restructuring costs of approximately $8,559 related to the Company's global review of operations. This global review identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The costs related to this initiative are employee termination benefits. During the fourth quarter of 2015, the Company recorded $479 in restructuring costs associated with a restructuring of its global information technology resources in conjunction with this initiative. The remaining balance at December 31, 2015, is expected to be paid through 2016 and into 2017. The Company has determined that the amount of expense related to this program is probable and estimable and has recorded the impact on the consolidated statements of income and in Accrued expenses on the condensed consolidated balance sheet.
The following table presents the Company’s restructuring liability:

Beginning balance at January 1, 2015	$—
Restructuring charges	9,038
Reserve release	(28)
Cash paid	(1,433)
Impact of foreign currency translation	(328)
Ending balance at December 31, 2015	$7,249

23.  Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments as described below.
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
Prior to the fourth quarter of 2015, we reported our results of operations in two business segments, Fleet Payment Solutions and Other Payment Solutions. During the fourth quarter of 2015, the Company revised its internal and external reporting and report our results of operations in three reportable segments. The Fleet Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers in Brazil. The Company has recasted the prior years segment information to conform to the current year presentation. No one customer makes up more than 10 percent of the total consolidated revenue at December 31, 2015. Total assets are not allocated to the segments.
The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies.
The following table presents the Company’s reportable segment results for the years ended December 31, 2015, 2014 and 2013:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Year ended December 31, 2015
Fleet solutions	$538,958	$1,869	$27,663	$193,394
Travel and corporate solutions	195,419	1,218	1,415	88,094
Health and employee benefit solutions	120,260	2,541	6,207	16,820
Total	$854,637	$5,628	$35,285	$298,308
Year ended December 31, 2014
Fleet solutions	$562,169	$2,778	$26,046	$204,171
Travel and corporate solutions	182,921	542	1,332	92,313
Health and employee benefit solutions	72,557	3,117	2,380	6,213
Total	$817,647	$6,437	$29,758	$302,697
Year ended December 31, 2013
Fleet solutions	$527,424	$1,802	$23,351	$216,705
Travel and corporate solutions	163,004	573	1,488	69,493
Health and employee benefit solutions	27,035	1,912	222	(179)
Total	$717,463	$4,287	$25,061	$286,019

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table reconciles adjusted pre-tax income before NCI to net income before income taxes:

	Year ended December 31,
	2015	2014	2013
Adjusted pre-tax income before NCI	$298,308	$302,697	$286,019
Changes in unrealized fuel price derivatives	(35,962)	48,327	(5,628)
Net foreign currency remeasurement (loss) gain	(5,689)	(13,438)	964
Amortization of acquired intangible assets	(47,792)	(40,622)	(33,147)
Stock-based compensation	(12,420)	(13,790)	(9,429)
Restructuring	(9,010)	—	—
Gain on divestiture	1,215	27,490	—
Deferred loan costs associated with the extinguishment of debt	—	—	(1,004)
Expenses and adjustments related to acquisitions	(4,137)	(7,694)	658
Non-cash adjustments related to tax receivable agreement	2,145	(1,331)	(33)
Regulatory reserve	(1,750)	—	—
Income before income taxes	$184,908	$301,639	$238,400

Management believes this information is useful to investors to facilitate comparison of operating results and better identify trends in our businesses.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Geographic Data

	Year ended December 31,
	2015	2014	2013
Total revenues:
United States	$691,088	$708,827	$627,282
Australia	50,387	57,897	61,645
Other international	113,162	50,923	28,536
Total revenues	$854,637	$817,647	$717,463
Goodwill:
United States	$893,067	$866,692	$589,319
Australia	148,258	165,688	180,274
Other international	71,553	84,901	50,299
Total goodwill	$1,112,878	$1,117,281	$819,892
Other intangible assets, net
United States	$392,221	$388,717	$118,808
Australia	23,064	32,123	43,385
Other international	55,427	76,457	44,551
Total other intangibles assets, net	$470,712	$497,297	$206,744
Property, equipment and capitalized software
United States	$79,265	$72,334	$59,817
Australia	5,445	6,280	5,988
International	53,875	26,982	6,470
Total property, equipment and capitalized software	$138,585	$105,596	$72,275
No single country, other than the United States and Australia, made up more than 10 percent of total revenues for any of the years presented.

24.  Pending EFS Acquisition
On October 18, 2015, the Company entered into a purchase agreement to acquire EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized fleet segment.
Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, at the closing of this acquisition, the Company will acquire all of the outstanding membership interests of WP Mustang Topco LLC, the indirect parent of EFS, and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity from investment funds affiliated with Warburg Pincus LLC for an aggregate purchase price comprised of $1,100,000 in cash and 4,012 shares of the Company’s common stock (representing approximately 9.4 percent of the Company’s outstanding common stock after giving effect to the issuance of the new shares) and subject to certain working capital and other adjustments, as described in the purchase agreement.
The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the expiration or termination of the applicable antitrust waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended.
Either party may terminate the purchase agreement if (i) the closing has not occurred on or prior to April 18, 2016 (subject to extension to July 18, 2016, if antitrust clearance has not then been obtained), (ii) an order or law permanently prohibiting the acquisition has become final and non-appealable or (iii) the other party has breached its representations, warranties or covenants, subject to customary materiality qualifications and abilities to cure. In addition, the EFS sellers may also terminate the purchase agreement if, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with the Company’s debt financing, the Company fails to consummate the acquisition. Upon such a termination (and in certain other limited circumstances), if the EFS Sellers so elect, the Company is required to pay the EFS sellers a cash termination fee of $45,000. In the event the purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances the Company is required to pay the EFS sellers a cash termination fee of $70,000.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

In connection with the planned acquisition of EFS, the Company has obtained financing commitments from Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey, Inc. and MUFG Union Bank, N.A. and Citizens Bank, National Association, for senior secured credit facilities in the aggregate amount of $2,125,000, consisting of a $1,775,000 seven-year term loan facility and a $350,000 five-year revolving credit facility. The new senior secured credit facilities would replace our existing senior secured credit facilities under the 2014 Credit Agreement.
The Company has received a request for additional information (a “second request”) from the FTC in connection with the FTC's review of our proposed acquisition of EFS. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act until 30 days after both WEX and EFS have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. There can be no assurance that a challenge to the acquisition on antitrust grounds will not be made, or, if such a challenge is made, what the result might be.

25.  Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2015 and 2014, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
2015
Total revenues	$202,285	$213,653	$226,057	$212,642
Operating income	$48,240	$62,918	$67,745	$49,890
Net earnings attributable to shareholders	$22,345	$26,492	$32,166	$20,901
Earnings per share:
Basic	$0.58	$0.68	$0.83	$0.54
Diluted	$0.57	$0.68	$0.83	$0.54

2014
Total revenues	$182,068	$201,581	$222,134	$211,864
Operating income	$61,537	$80,329	$102,530	$61,842
Net earnings attributable to WEX Inc.	$36,542	$43,333	$74,443	$47,893
Earnings per share:
Basic	$0.94	$1.12	$1.92	$1.23
Diluted	$0.93	$1.11	$1.91	$1.22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
Management’s Annual Report on Internal Control Over Financial Reporting
WEX Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” appearing at Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 26, 2016

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2016 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2016 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

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

WEX INC.
February 26, 2016	By:	/s/ Steven A. Elder
Steven A. Elder Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 26, 2016	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

February 26, 2016	/s/ Steven A. Elder
Steven A. Elder
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

February 26, 2016	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

February 26, 2016	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

February 26, 2016	/s/ Eric Duprat
Eric Duprat
Director

February 26, 2016	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 26, 2016	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

February 26, 2016	/s/ George L. McTavish
George L. McTavish
Director

February 26, 2016	/s/ Kirk Pond
Kirk Pond
Director

February 26, 2016	/s/ Regina O. Sommer
Regina O. Sommer
Director

February 26, 2016	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Purchase Agreement among RD Card Holdings Limited, Wright Express Australia Holdings PTY LTD and Wright Express Corporation (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on September 20, 2010, File No. 001-32426)

2.2
Unit Purchase Agreement, dated October 18, 2015, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI - B, L.P., Warburg Pincus Private Equity XI‑C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI‑B, L.P., WP Mustang Co‑Invest‑B, L.P., WP Mustang Co‑Invest‑C L.P., Warburg Pincus XI (E&P) Partners‑B, L.P., Warburg Pincus (E&P) XI, L.P., WP Mustang Topco LLC and Warburg Pincus Private Equity XI (Lexington), LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

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

† 10.27	2013 FleetOne Integration Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.27 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.28
2014 Amended and Restated WEX Inc. Short-Term Incentive Program (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.29
2014 Form of Annual Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

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

† 10.32	George Hogan WEX Inc. Special Incentive Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.33	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

† 10.34	WEX Inc. Severance Plan for Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2015, File No. 001-32426)

† 10.35
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.36
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.37
Form of Employment Agreement for George Hogan and Richard Stecklair (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

† 10.38
Change of Control Agreement, dated April 13, 2012, between Steven A. Elder and Wright Express Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2012, File No. 001-32426)

† 10.39
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.40
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.41
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.42
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.43
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015, File No. 001-32426)

† 10.44
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.45
ISDA Master Agreement and Schedule between CITIBANK, National Association and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.46
Confirmation of transaction between CITIBANK, National Association and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.47
ISDA Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.48
ISDA Schedule to the Master Agreement between Fleet National Bank and Wright Express Corporation, dated as of April 20, 2005 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.49
Confirmation of transaction between Fleet National Bank and Wright Express Corporation, dated April 21, 2005 (incorporated by reference to Exhibit No. 10.5 to our Current Report on Form 8-K filed with the SEC on April 27, 2005, File No. 001-32426)

10.50
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.51
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.52
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.53
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.54
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.55
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.56
Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.57
ISDA Master Agreement and Schedule between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of June 14, 2007 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.58
Confirmation of transaction between Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.59
ISDA Master Agreement and Schedule between SunTrust Bank and Wright Express Corporation, dated as of April 5, 2005 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.60
Amendment to ISDA Master Agreement, dated as of May 20, 2011, between SunTrust Bank and Wright Express Corporation (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011, File No. 001-32426)

10.61
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.62
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of July 22, 2009 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2009, File No. 001-32426)

10.63
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.64
ISDA Master Agreement and Schedule between KeyBank National Association and Wright Express Corporation, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.65
Confirmation of transaction between KeyBank National Association and Wright Express Corporation, dated as of August 22, 2007 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007, File No. 001-32426)

10.66
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.67
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.68
ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.69
ISDA Schedule to the Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.7 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.70
Credit Support Annex to the Schedule to the ISDA Master Agreement between Barclays Bank PLC and Wright Express Corporation, dated as of March 10, 2010 (incorporated by reference to Exhibit No. 10.8 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.71
The First Amendment, dated as of March 23, 2010, to the Schedule to the ISDA Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.9 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.72
ISDA Master and Consolidation Agreement, dated as of March 23, 2010, to the Schedule to the Master Agreement dated as of July 18, 2007 between Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association) and Wright Express Corporation (incorporated by reference to Exhibit No. 10.10 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.73
Credit Support Annex to the Schedule to the ISDA Master Agreement, dated as of July 18, 2007, between Wachovia Bank, National Association, and Wright Express Corporation (incorporated by reference to Exhibit No. 10.11 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.74
Form of confirmation evidencing purchases of diesel fuel put options and call options by Wright Express Corporation from Wells Fargo Bank, NA (incorporated by reference to Exhibit No. 10.12 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

10.75
ISDA Master Agreement and Schedule between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.69 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.76
Credit Support Annex to the Schedule to the ISDA Master Agreement between Bank of Montreal and Wright Express Corporation, dated as of July 8, 2010 (incorporated by reference to Exhibit No. 10.70 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.77
Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.71 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.78
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.79	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.80	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.81	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.82	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.83
Commitment Letter, dated as of October 18, 2015, by and among WEX Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey and MUFG Union Bank, N.A (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

† 10.84
Offer Letter dated November 3, 2015 between WEX Inc. and Mr. Simon (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2015, File No. 001-32426)

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