Form 10-Q
period 2016-03-31
WEX Inc.
filed 2016-04-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common Stock, $0.01 par value per share	38,699,048 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; the Company’s failure to successfully integrate the businesses it has acquired or plans to acquire; the Company's failure to successfully operate and expand ExxonMobil's European commercial fuel card program, or Esso Card; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or capacity generally, and as a result of potential acquisitions specifically; financial loss if the Company determines it necessary to unwind its derivative instrument position prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the Securities and Exchange Commission on February 26, 2016. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$515,322	$279,989
Accounts receivable (less reserve for credit losses of $12,151 in 2016 and $13,832 in 2015)	1,567,154	1,508,605
Securitized accounts receivable, restricted	86,278	87,724
Income taxes receivable	6,830	—
Available-for-sale securities	19,178	18,562
Fuel price derivatives, at fair value	—	5,007
Property, equipment and capitalized software (net of accumulated depreciation of $201,882 in 2016 and $192,140 in 2015)	146,511	138,585
Deferred income taxes, net	9,168	10,303
Goodwill	1,123,474	1,112,878
Other intangible assets, net	461,599	470,712
Other assets	208,263	215,544
Total assets	$4,143,777	$3,847,909
Liabilities and Stockholders’ Equity
Accounts payable	$451,781	$378,811
Accrued expenses	165,378	156,180
Income taxes payable	—	2,732
Deposits	1,041,695	870,518
Securitized debt	75,053	82,018
Revolving line-of-credit facilities and term loan, net	670,969	664,918
Deferred income taxes, net	94,463	83,912
Notes outstanding, net	394,983	394,800
Other debt	50,561	50,046
Amounts due under tax receivable agreement	57,537	57,537
Other liabilities	10,034	10,756
Total liabilities	3,012,454	2,752,228
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,133 shares issued in 2016 and 43,079 in 2015; 38,801 shares outstanding in 2016 and 38,746 in 2015	431	431
Additional paid-in capital	176,455	174,972
Non-controlling interest	13,028	12,437
Retained earnings	1,206,720	1,183,634
Accumulated other comprehensive income	(92,969)	(103,451)
Less treasury stock at cost; 4,428 shares in 2016 and 4,428 shares in 2015	(172,342)	(172,342)
Total stockholders’ equity	1,131,323	1,095,681
Total liabilities and stockholders’ equity	$4,143,777	$3,847,909
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2016	2015
Total revenues	205,928	202,285
Expenses
Salary and other personnel	63,410	58,417
Restructuring	1,589	8,559
Service fees	36,759	30,070
Provision for credit losses	3,917	3,914
Technology leasing and support	11,076	9,434
Occupancy and equipment	5,712	4,997
Depreciation and amortization	22,264	21,387
Operating interest expense	1,386	1,579
Cost of hardware and equipment sold	905	1,109
Other	17,783	15,794
Gain on divestiture	—	(1,215)
Total operating expenses	164,801	154,045
Operating income	41,127	48,240
Financing interest expense	(21,558)	(12,088)
Net foreign currency gain (loss)	16,124	(4,376)
Net realized and unrealized gain on fuel price derivative instruments	711	2,749
Income before income taxes	36,404	34,525
Income taxes	13,183	14,492
Net income	23,221	20,033
Less: Net gain (loss) attributable to non-controlling interests	135	(2,312)
Net earnings attributable to WEX Inc.	$23,086	$22,345

Net earnings attributable to WEX Inc. per share:
Basic	$0.60	$0.58
Diluted	$0.59	$0.57
Weighted average common shares outstanding:
Basic	38,756	38,859
Diluted	38,850	38,952
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$23,221	$20,033
Changes in available-for-sale securities, net of tax effect of $97 and $53 for the three months ended March 31, 2016 and 2015	164	91
Foreign currency translation	10,774	(29,066)
Comprehensive income (loss)	34,159	(8,942)
Less: comprehensive income (loss) attributable to non-controlling interests	591	(6,695)
Comprehensive income (loss) attributable to WEX Inc.	$33,568	$(2,247)
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	1	—	14	—	—	—	—	14
Tax expense from stock option and restricted stock units	—	—	(364)	—	—	—	—	(364)
Stock issued upon vesting of restricted and deferred stock units	45	1	—	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	863	—	—	—	—	863
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $53	—	—	—	91	—	—	—	91
Foreign currency translation	—	—	—	(24,683)	—	—	(1,451)	(26,134)
Net income (loss)	—	—	—	—	—	22,345	(2,301)	20,044
Balance at March 31, 2015	38,733	$431	$179,590	$(75,173)	$(172,342)	$1,104,075	$13,644	$1,050,225
Balance at December 31, 2015	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	1	—	5	—	—	—	—	5
Tax expense from stock option and restricted stock units	—	—	(578)	—	—	—	—	(578)
Stock issued upon vesting of restricted and deferred stock units	54	—	—	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	2,056	—	—	—	—	2,056
Changes in available-for-sale securities, net of tax effect of $97	—	—	—	164	—	—	—	164
Foreign currency translation	—	—	—	10,318	—	—	456	10,774
Net income	—	—	—	—	—	23,086	135	23,221
Balance at March 31, 2016	38,801	$431	$176,455	$(92,969)	$(172,342)	$1,206,720	$13,028	$1,131,323
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$23,221	$20,033
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized (gain) loss	(11,440)	25,113
Stock-based compensation	4,243	3,218
Depreciation, amortization and impairment	23,036	22,155
Gain on divestiture	—	(1,215)
Deferred taxes	12,644	13,854
Restructuring charge	942	8,567
Provision for credit losses	3,917	3,914
Loss on disposal of property, equipment and capitalized software	3	145
Changes in operating assets and liabilities:
Accounts receivable	(49,711)	17,826
Other assets	12,808	(25,512)
Accounts payable	68,561	110,331
Accrued expenses	9,743	(23,921)
Income taxes	(10,818)	(1,558)
Other liabilities	(734)	(1,303)
Net cash provided by operating activities	86,415	171,647
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(20,494)	(12,074)
Purchases of available-for-sale securities	(489)	(86)
Maturities of available-for-sale securities	135	159
Proceeds from divestiture	—	16,708
Net cash (used for) provided by investing activities	(20,848)	4,707
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	(364)
Repurchase of share-based awards to satisfy tax withholdings	(2,187)	(2,355)
Proceeds from stock option exercises	6	14
Net change in deposits	170,604	155,715
Other debt	—	(485)
Net activity on 2014 revolving credit facility, net of debt issuance costs	15,056	(72,431)
Net activity on term loan, net of debt issuance costs	(6,875)	(6,875)
Net change in securitized debt	(10,469)	—
Purchase of shares of treasury stock	—	(22,011)
Net cash provided by financing activities	166,135	51,208
Effect of exchange rate changes on cash and cash equivalents	3,631	(1,308)
Net change in cash and cash equivalents	235,333	226,254
Cash and cash equivalents, beginning of period	279,989	284,763
Cash and cash equivalents, end of period	$515,322	$511,017
Supplemental cash flow information
Interest paid	$16,068	$17,698
Income taxes paid	$11,505	$2,745
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

Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, ticking fees, gains on the extinguishment of a portion of the tax receivable agreement, regulatory reserves, gains or losses on divestitures and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-08	Accounting Standards Update No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topical 718): Improvements to Employee Share-Based Payment Accounting
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EFS	Electronic Funds Source LLC
Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender to delay a financing arrangement and hold a commitment of funds for the borrower for a period of time.
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance combined, referred to as WEX Health
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future quarter(s) or the year ending December 31, 2016.
In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. The standard requires entities to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU provides that debt issuance costs are analogous to debt discounts and reduce the proceeds of borrowing which increases the effective interest rate. Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset. The amended guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, requires retrospective adoption, and represents a change in accounting principle. As a result of the adoption, the December 31, 2015 unaudited condensed consolidated balance sheet is restated as follows:

	Previously Reported	Effect of Accounting Principle Adoption	Adjusted
Unaudited condensed consolidated balance sheet
Other assets	$225,581	$(10,037)	$215,544
Total assets	$3,857,946	$(10,037)	$3,847,909
Revolving line-of-credit facilities and term loan, net	$669,755	$(4,837)	$664,918
Notes outstanding, net	$400,000	$(5,200)	$394,800
Total liabilities	$2,762,265	$(10,037)	$2,752,228
Total liabilities and stockholders’ equity	$3,857,946	$(10,037)	$3,847,909

WEX INC
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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the Board voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08 and in April 2016, the FASB issued ASU 2016-10 to clarify the implementation guidance on the new revenue recognition standard. The effective dates for these standards are the same as the effective date for ASU 2014-09. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has not yet selected a transition method.
In September 2015, the FASB issued ASU 2015-16 related to simplifying the accounting for measurement period adjustments. This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company adopted this standard on January 1, 2016.
In January 2016, the FASB issued ASU 2016-01 related to accounting for equity investments. The pronouncement requires equity investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. When transitioning, the standard requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. Certain qualitative and quantitative disclosures are required. The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

3.	Business Acquisitions
Benaissance
On November 18, 2015, the Company purchased the stock of Benaissance for approximately $80,677, subject to working capital adjustments. The transaction was financed through the Company’s cash on hand and existing credit facility. Benaissance provides financial management for health benefits administration by offering SaaS solutions for individual single point and

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

consolidated group premium billing. The Company acquired Benaissance to enhance the Company's positioning in the growing healthcare market.
During the fourth quarter of 2015, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Benaissance acquisition. During the first quarter of 2016, the Company decreased certain tangible assets for $502 and increased Goodwill by $502. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing certain state filings associated with the acquisition and has not finalized the purchase accounting. Goodwill is expected to be deductible for tax purposes.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$80,677
Less:
Accounts receivable	1,594
Other tangible assets and liabilities, net	314
Acquired software and developed technology(a)	10,300
Customer relationships(b)	27,700
Trade name(c)	1,500
Recorded goodwill	$39,269

(a)	Weighted average life – 5.0 years.

(b)	Weighted average life – 7.6 years.

(c)	Weighted average life – 8.1 years.
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
rapid! PayCard
On January 7, 2015, the Company sold the assets of its rapid! PayCard operations for $20,000, which resulted in a pre-tax book gain of approximately $1,215. The Company's primary focus in the U.S. continues to be in the fleet, travel, and healthcare industries. As such, the Company divested the operations of rapid! PayCard, which were not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its operations.

5.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. As of March 31, 2016, the Company has approximately $1,000 in receivables with revolving credit. The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment. No customer made up more than nine percent of the outstanding receivables at March 31, 2016.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

As of March 31, 2016, approximately 90 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of March 31, 2015, approximately 95 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$13,832	$13,919
Provision for credit losses	3,917	3,914
Charge-offs	(7,036)	(7,367)
Recoveries of amounts previously charged-off	1,340	1,210
Currency translation	98	(163)
Balance, end of period	$12,151	$11,513

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first three months of 2016 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2016	$736,240	$43,825	$350,321	$1,130,386
Impact of foreign currency translation	9,207	(527)	1,414	10,094
Acquisition adjustments	—	—	502	502
Gross goodwill, March 31, 2016	745,447	43,298	352,237	1,140,982
Accumulated impairment, March 31, 2016	(1,337)	(16,171)	—	(17,508)
Net goodwill, March 31, 2016	$744,110	$27,127	$352,237	$1,123,474
As described in Note 3, the Company adjusted the amount of goodwill in the current period in the accompanying unaudited condensed consolidated balance sheet to account for the measurement period adjustments to goodwill associated with the Benaissance acquisition.
The Company had no impairments to goodwill during the three months ended March 31, 2016.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other Intangible Assets
The changes in other intangible assets during the first three months of 2016 were as follows:

	Net Carrying Amount, January 1, 2016	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, March 31, 2016
Definite-lived intangible assets
Acquired software and developed technology	$114,012	$(3,214)	$—	$406	$111,204
Customer relationships	297,904	(7,781)	—	1,753	291,876
Licensing agreements	27,398	(1,276)	—	1,114	27,236
Patent	878	(42)	—	30	866
Trademarks and trade names	13,144	(333)	—	14	12,825
Indefinite-lived intangible assets
Trademarks and trade names	17,376	—	—	216	17,592
Total	$470,712	$(12,646)	$—	$3,533	$461,599
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2016 and for each of the five succeeding fiscal years:

Remaining 2016	$38,138
2017	$51,242
2018	$47,276
2019	$43,465
2020	$39,972
2021	$35,899
Other intangible assets, net consist of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$156,161	$(44,957)	$111,204	$155,182	$(41,170)	$114,012
Customer relationships	407,783	(115,907)	291,876	403,382	(105,478)	297,904
Licensing agreements	33,217	(5,981)	27,236	31,903	(4,505)	27,398
Patent	2,536	(1,670)	866	2,413	(1,535)	878
Trademarks and trade names	16,437	(3,612)	12,825	16,410	(3,266)	13,144
	$616,134	$(172,127)	444,007	$609,290	$(155,954)	453,336
Indefinite-lived intangible assets
Trademarks and trade names			17,592			17,376
Total			$461,599			$470,712

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$23,086	$22,345
Weighted average common shares outstanding – Basic	38,756	38,859
Unvested restricted stock units	79	76
Stock options	15	17
Weighted average common shares outstanding – Diluted	38,850	38,952
For the three months ended March 31, 2016 and March 31, 2015, an immaterial number of outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per share because the effect of including these options and restricted stock units would be anti-dilutive.

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
During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate alternatives as it relates to this hedging program. During the first quarter of 2016, the Company held fuel price sensitive derivative instruments to hedge approximately 20 percent of its anticipated U.S. fuel-price related earnings exposure based on assumptions at time of purchase and all these positions were settled as of March 31, 2016. After the first quarter of 2016, the Company is no longer hedged for changes in fuel prices.
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
In September 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

As of March 31, 2016, the Company had the following contracts related to its foreign currency swaps, which are not designated as hedging contracts and settle in the base currency at various dates within two days of purchase:

	Aggregate Notional Amount
Australian dollar	A$	15,000
Norwegian Krone	NOK	40,000
The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$5,007	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency contracts	Accounts receivable	$—	Accounts receivable	$—	Accounts payable	$10	Accounts payable	$90
The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended March 31,
	Income on Derivative	2016	2015
Commodity contracts	Net realized and unrealized gain on fuel price derivatives	$711	$2,749
Foreign currency contracts	Net foreign currency (loss) gain	$(34)	$2,752

9.	Financing and Other Debt
In January 2016, the Company began to incur ticking fees for the debt financing commitment associated with the pending acquisition of EFS. As of March 31, 2016, the Company recorded $10,500 of ticking fees, which is included in financing interest expense. These ticking fees are calculated based on the financing commitment in the aggregate amount of $2,125,000 and will remain in place until the closing of the EFS acquisition or the expiration of the bank commitment, which is July 18, 2016. During the second quarter of 2016, the Company began to accrue approximately $6,500 of ticking fees on a monthly basis.
2014 Credit Agreement
As of March 31, 2016, the Company had $219,094, excluding loan origination fees, of borrowings against its $700,000 revolving credit facility. The outstanding debt under the amortizing term loan arrangement, which expires in January of 2018, totaled $451,875 at March 31, 2016 and $458,750 at December 31, 2015. As of March 31, 2016, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 200 basis points. The revolving credit facility currently bears interest

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

at a rate equal to, at the Company's option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for domestic borrowings; and the Eurocurrency rate plus 200 basis points for international borrowings.
Borrowed Federal Funds
In the first quarter of 2016, the Company decreased its federal funds lines of credit by $11,500 to $246,000. As of March 31, 2016, the Company had $0 outstanding on its $246,000 federal funds lines of credit. As of December 31, 2015 the Company had no outstanding balance on its $257,500 of available credit on these lines.
UNIK debt
UNIK had approximately $5,561 of debt as of March 31, 2016, and $5,046 of debt as of December 31, 2015. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 13.5 percent as of March 31, 2016 and December 31, 2015. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund customer balances that exceeded WEX Bank's lending limit to an individual customer. This borrowing carries a variable interest rate of 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt as of both March 31, 2016 and December 31, 2015, was $45,000, which, in each case, was secured by an interest in the underlying customer receivable. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $45,000. The Company's participation debt agreement will mature on July 1, 2016. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Australian securitization facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by the Company ("Australian Securitization Subsidiary"). The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.93 percent as of March 31, 2016 and 2.91 percent as of December 31, 2015. The Company had $75,053 of securitized debt as of March 31, 2016 and $82,018 of securitized debt as of December 31, 2015.
Debt issuance costs
The following table presents the Company's net debt issuance costs related to its revolving line-of-credit facilities, term loan and notes outstanding:

	March 31, 2016	December 31, 2015
Revolving line of credit facilities and term loan	$4,248	$4,837
Notes outstanding	$5,017	$5,200

10.	Fair Value
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

WEX INC
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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of March 31, 2016:

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$633	$—	$633	$—
Asset-backed securities	778	—	778	—
Municipal bonds	778	—	778	—
Equity securities	16,989	16,989	—	—
Total available-for-sale securities	$19,178	$16,989	$2,189	$—
Executive deferred compensation plan trust (a)	$5,905	$5,905	$—	$—

Liabilities:
Foreign currency swaps (b)	$10	$—	$10	$—

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The fair value of these instruments is recorded in Accounts payable.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2015:

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

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended:

	March 31, 2016	March 31, 2015
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$1,924	$11,848
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(1,924)	(1,587)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$—	$10,261

(a)Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended March 31, 2016 and 2015, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

$400 Million Notes outstanding
The Notes outstanding as of March 31, 2016 have a carrying value of $400,000, less loan origination fees of $5,017, and a fair value of $352,000. As of December 31, 2015 the carrying value of the $400,000 in Notes outstanding, less loan origination fees of $5,200, had a fair value of $366,000. The fair value is based on market rates for the issuance of the Company's debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.

WEX INC
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
Foreign currency contracts
Derivatives include foreign currency forward and swap contracts. The Company's foreign currency forward and swap contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of the Company's derivatives. However, counterparty credit risk did not impact the valuation of the Company's derivatives during 2016 and 2015.
Fuel price derivative instruments
The majority of fuel price derivative instruments entered into by the Company were executed over-the-counter and are valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments is a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflect the expected cash the Company will pay or receive upon settlement of the respective contracts.
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
Fuel price derivative instruments – diesel. The assumptions used in the valuation of the diesel fuel price derivative instruments use both observable and unobservable inputs. There is a lack of price transparency with respect to forward prices for diesel fuel. Such unobservable inputs are significant to the diesel fuel derivative contract valuation methodology. After the first quarter of 2016, the Company is no longer hedged for changes in fuel prices.

11.	Accumulated Other Comprehensive Loss
A reconciliation of accumulated other comprehensive income for the three month periods ended March 31, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(212)	$(103,239)	$(129)	$(50,452)
Other comprehensive income (loss)	164	10,318	91	(24,683)
Ending balance	$(48)	$(92,921)	$(38)	$(75,135)

No amounts were reclassified from accumulated other comprehensive income (loss) in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized losses, as of March 31, 2016, was $3,821, and the total tax effect on accumulated unrealized losses, as of March 31, 2015, was $2,155.

WEX INC
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
A reconciliation of redeemable non-controlling interest for the three month period ended March 31, 2015, is as follows:

Balance, beginning of period	$16,590
Net loss attributable to redeemable non-controlling interest	(11)
Currency translation adjustment	(2,932)
Ending balance	$13,647

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

A reconciliation of non-controlling interest for the three month periods ended March 31, 2016 and March 31, 2015 is as follows:

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$12,437	$17,396
Net gain (loss) attributable to non-controlling interest	135	(2,301)
Currency translation adjustment	456	(1,451)
Ending balance	$13,028	$13,644

13.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $15,963 at March 31, 2016, and $13,230 at December 31, 2015. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
Pending EFS Acquisition
See Note 17, Pending EFS Acquisition.

15.	Restructuring
During 2015, the Company recorded initial restructuring costs related to the Company's global review of operations. This global review identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The remaining balance at March 31, 2016, is expected to be paid through 2016 and into 2017. The Company has determined that the amount of expense related to this program is probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet.
The following table presents the Company’s restructuring liability for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$7,249	$—
Restructuring charges	1,589	8,559
Cash paid	(647)	—
Impact of foreign currency translation	315	—
Ending balance	$8,506	$8,559

16.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

WEX INC
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
The Fleet Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers in Brazil. Prior to the fourth quarter of 2015, the Company reported its results of operations in two business segments, Fleet Payment Solutions and Other Payment Solutions. During the fourth quarter of 2015, the Company revised its internal and external reporting and reports its results of operations in three reportable segments. The Company has recast the prior year's segment information to conform to the current year presentation.
Net realized and unrealized losses on derivative instruments are allocated to the Fleet Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
Beginning in the second quarter of 2015, adjusted pre-tax income before NCI excludes net foreign currency gains and losses. For comparative purposes, adjusted pre-tax income before NCI attributable to WEX Inc. for the prior periods has been adjusted to reflect the exclusion of net foreign currency gains and losses and differs from the figure previously reported due to this adjustment.
The following table presents the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three months ended March 31, 2016 and 2015:

	Total Revenues	Operating Interest Expense	Depreciation and Amortization	Adjusted Pre-Tax Income before NCI
Three months ended March 31, 2016
Fleet solutions	$121,074	$422	$7,320	$32,812
Travel and corporate solutions	45,142	552	356	19,991
Health and employee benefit solutions	39,712	412	1,942	6,261
Total	$205,928	$1,386	$9,618	$59,064
Three months ended March 31, 2015
Fleet solutions	$128,490	$740	$7,458	$45,284
Travel and corporate solutions	43,073	—	346	19,288
Health and employee benefit solutions	30,722	839	1,424	6,395
Total	$202,285	$1,579	$9,228	$70,967

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table reconciles adjusted pre-tax income before NCI to income before income taxes:

	Three months ended March 31,
	2016	2015
Adjusted pre-tax income before NCI	$59,064	$70,967
Acquisition and divestiture related items	(27,945)	(10,944)
Stock-based compensation	(4,243)	(3,218)
Restructuring costs	(1,589)	(8,559)
Changes in unrealized fuel price derivatives	(5,007)	(9,345)
Net foreign currency remeasurement gain (loss)	16,124	(4,376)
Income before income taxes	$36,404	$34,525
Although adjusted pre-tax income before NCI is not calculated in accordance with GAAP this measure is integral to the Company's reporting and planning processes. The Company considers this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
The Company considers certain acquisition-related costs, including certain financing costs, financing fees and ticking fees, investment banking fees, warranty and indemnity insurance, acquisition related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments, acquisition related assets impairments and adjustment to the tax receivable agreement. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

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

•
Restructuring charges are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, costs to create synergies, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

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

For the same reasons, WEX believes that adjusted pre-tax income before NCI may also be useful to investors as one means of evaluating the Company's performance. However, because adjusted pre-tax income before NCI is a non-GAAP measure, it should not be considered as a substitute for, or superior to, income before income taxes, net income, operating income or cash

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

flows from operating activities as determined in accordance with GAAP. In addition, adjusted pre-tax income before NCI as used by WEX may not be comparable to similarly titled measures employed by other companies.

17.	Pending EFS Acquisition
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
Either party may terminate the purchase agreement if (i) the closing has not occurred on or prior to July 18, 2016, (ii) an order or law permanently prohibiting the acquisition has become final and non-appealable or (iii) the other party has breached its representations, warranties or covenants, subject to customary materiality qualifications and abilities to cure. In addition, the EFS sellers may also terminate the purchase agreement if, upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with the Company’s debt financing, the Company fails to consummate the acquisition. Upon such a termination (and in certain other limited circumstances), if the EFS sellers so elect, the Company is required to pay the EFS sellers a cash termination fee of $45,000. In the event the purchase agreement is terminated in certain circumstances involving a failure to obtain required antitrust clearances the Company is required to pay the EFS sellers a cash termination fee of $70,000.
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
The Company has received a request for additional information (a “second request”) from the FTC in connection with the FTC's review of the proposed acquisition of EFS. The effect of the second request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act until 30 days after both WEX and EFS have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC. There can be no assurance that a challenge to the acquisition on antitrust grounds will not be made, or, if such a challenge is made, what the result might be.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the two segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2015, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

Overview
WEX is a leading provider of corporate card payment solutions. We have expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Solutions revenue is earned primarily from payment processing, account servicing and financing fees. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers in Brazil.
The Company’s U.S. operations include WEX, Fleet One, WEX Bank, and WEX Health. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, UNIK, a Brazil based company, and WEX Europe, located in England, and our majority owned subsidiary WEX Europe Services, located in the United Kingdom.

Summary
Below are selected items from the first quarter of 2016:

•	Average number of vehicles serviced increased 3 percent from the first quarter of 2015 to approximately 9.5 million for the first quarter of 2016, primarily related to our European fleet business.

•
Total fuel transactions processed increased 1 percent from the first quarter of 2015 to 99.6 million for the first quarter of 2016. Total payment processing transactions in our Fleet Solutions segment increased 9 percent to 89.1 million for the first quarter of 2016 as compared to the same quarter in 2015. Transaction processing transactions decreased 35 percent to 10.5 million for the first quarter of 2016, as compared to the same quarter in 2015. The primary driver for the increase in payment processing transactions and decrease in transaction processing transactions was due to a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment decreased 25 percent to $48.67 for the first quarter of 2016, from $65.23 for the same period in the prior year. The average U.S. fuel price per gallon during the first quarter of 2016 was $1.97, a 23 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the first quarter of 2016 was $3.10, a 17 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment was $4.0 million during the first quarter of 2016, as compared to $3.6 million during the first quarter of 2015. Spend volume decreased 19 percent in the first quarter of 2016, as compared to the same quarter last year and our credit losses were 9.3 basis points of fuel expenditures for the first quarter of 2016, as compared to 6.8 basis points of fuel expenditures for the same period last year.

•	Realized gains on our fuel price derivatives during the first quarter of 2016 were $5.7 million as compared to a realized gain of $12.1 million for the same period in the prior year.

•
Travel and Corporate solutions purchase volume grew by approximately $0.7 billion from the first quarter of 2015 to $4.9 billion for the first quarter of 2016, an increase of 18 percent, driven by organic growth in our travel product.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies. Movements in these exchange rates associated with our foreign held currencies resulted in a gain of $16.1 million for the first quarter of 2016, compared to a loss of $4.4 million for the first quarter of 2015.

•
Our effective tax rate was 36.2 percent for the first quarter of 2016 as compared to 42.0 percent for the first quarter of 2015. Discrete items in the first quarter of 2015 contributed to the higher effective tax rate, as compared to the first quarter of 2016. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended March 31,		Increase (decrease)
	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$62,290	$72,943	$(10,653)	(15)%
Other	58,784	55,547	3,237	6%
Total revenues	121,074	128,490	(7,416)	(6)%
Total operating expenses	105,334	103,873	1,461	1%
Operating income	15,740	24,617	(8,877)	(36)%
Net foreign currency gain (loss)	12,528	(356)	12,884	NM
Financing interest expense	(15,935)	(9,237)	(6,698)	73%
Net realized and unrealized gains on derivative instruments	711	2,749	(2,038)	(74)%
Income before income taxes	$13,044	$17,773	$(4,729)	(27)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	89,097	81,934	7,163	9%
Average expenditure per payment processing transaction	$48.67	$65.23	$(16.56)	(25)%
Average price per gallon of fuel
Domestic – ($/gal)	$1.97	$2.57	$(0.60)	(23)%
Australia – ($/gal)	$3.10	$3.73	$(0.63)	(17)%
Transaction processing revenue:
Transaction processing transactions	10,458	16,177	(5,719)	(35)%
Account servicing revenue:
Average number of vehicles serviced	9,518	9,272	246	3%
 NM - Not Meaningful
Revenues
Payment processing revenue decreased $10.7 million for the first quarter of 2016 as compared to the first quarter of 2015. This decrease is primarily due to a 23% decrease in the average domestic price per gallon of fuel in 2016 as compared to 2015. This decrease was partially offset by an increase in payment processing volume related to a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016.
Other revenue increased $3.2 million for the first quarter of 2016 as compared to the same period in the prior year. The increase in the first quarter is primarily due to additional price modernization initiatives in the small fleet market, beginning in the second half of 2015 and continuing during 2016.
The Company charges late fees, which is included in other revenue above. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using a stated late fee rate based on the outstanding balance. The absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the number of customers with overdue balances.

Operating Expenses
The following table compares selected expense line items within our Fleet Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	March 31, 2016	March 31, 2015	Amount	Percent
Expense
Salary and other personnel	$44,042	$42,638	$1,404	3%
Restructuring	$1,589	$8,559	$(6,970)	(81)%
Service fees	$17,124	$12,199	$4,925	40%
Provision for credit losses	$4,041	$3,642	$399	11%
Technology leasing and support	$6,564	$5,621	$943	17%
Depreciation and amortization	$13,608	$14,577	$(969)	(7)%
Changes in operating expenses for the first quarter of 2016, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $1.4 million for the first quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to annual changes in salary and variable compensation plans, offset by lower benefit costs and higher capitalized payroll.
In the first quarter of 2016, we recorded restructuring costs of approximately $1.6 million. During the first quarter of 2015, we recorded $8.6 million of restructuring costs. The costs related to these restructuring initiatives are employee termination benefits and are expected to be paid during the remainder of 2016 and 2017.
Service fees increased by $4.9 million for the first quarter of 2016 as compared to the same period in the prior year. Service fees increased compared to the prior year primarily due to merger and acquisition expenses associated with the pending acquisition of EFS.
Provision for credit losses increased by $0.4 million for the first quarter of 2016 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 9.3 basis points of fuel expenditures for the first quarter of 2016, compared to 6.8 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Technology leasing and support expenses increased $0.9 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense.
Depreciation and amortization expenses decreased $1.0 million for the first quarter of 2016 as compared to the same period in the prior year. This decrease is primarily related to lower amortization expense from our acquisition related intangibles.
Fuel price derivatives
We owned fuel price derivative instruments that we had purchased on a periodic basis to manage the impact of the volatility in domestic fuel prices on our cash flows. These fuel price derivative instruments did not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affected our net income.

Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended March 31,
(in thousands, except per gallon data)	2016	2015
Fuel price derivatives, at fair value, beginning of period	$5,007	$40,969
Net change in fair value	711	2,749
Cash payments on settlement	(5,718)	(12,094)
Fuel price derivatives, at fair value, end of period	$—	$31,624
Collar range:
Floor	$3.28	$3.34
Ceiling	$3.34	$3.40
Domestic average fuel price, beginning of period	$2.09	$2.56
Domestic average fuel price, end of period	$2.09	$2.55
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. As of March 31, 2016, we are no longer hedged for changes in fuel prices.
Changes in fuel price derivatives for the three months ended March 31, 2016, as compared to the corresponding period a year ago, are attributable to the movements in fuel prices in the corresponding periods. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
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
Beginning in April 2014, we initiated a partial foreign currency exchange hedging program and expanded this program in the first quarter of 2015. The results of these hedges are recorded in Net foreign currency gain (loss). Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $12.5 million for the first quarter of 2016 as compared to a loss of $0.4 million for the first quarter of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $6.7 million for the first quarter of 2016 as compared to the first quarter of the prior year. The increase is primarily due to the ticking fees incurred for the commitment of funds to finance the pending acquisition of EFS, offset by lower financing interest, as some of this debt was paid down over 2015. Financing interest expense is interest from our long term debt instruments.

Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$34,626	$32,635	$1,991	6%
Other	10,516	10,438	78	1%
Total revenues	45,142	43,073	2,069	5%
Total operating expenses	25,416	23,578	1,838	8%
Operating income	19,726	19,495	231	1%
Net foreign currency gain (loss)	3,240	(4,049)	7,289	(180)%
Income before income taxes	$22,966	$15,446	$7,520	49%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$4,879	$4,150	$729	18%
Revenues
Payment processing revenue increased $2.0 million for the first quarter of 2016 as compared to the same period in the prior year. The increase in the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to higher corporate charge card purchase volume from our virtual WEX Travel product. The increase was partially offset due to a decrease in the virtual card net interchange rate of 8 basis points for the first quarter of 2016 as compared to the same period in the prior year. This decrease is the result of a renegotiated contract during the second quarter of 2015 with a large customer and higher volumes from certain large customers resulting in higher rebate tiers.
Operating Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	March 31, 2016	March 31, 2015	Amount	Percent
Expense
Salary and other personnel	$5,064	$5,157	$(93)	(2)%
Service fees	$14,918	$13,983	$935	7%
Technology leasing and support & occupancy and equipment	$3,563	$3,106	$457	15%
Salary and other personnel expenses decreased $0.1 million for the first quarter of 2016 as compared to the same period in the prior year. The decrease is primarily due to lower contractor expenses as compared to the same period in the prior year.
Service fees increased $0.9 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to higher cross-border fees.
Technology leasing and support and occupancy and equipment expense collectively increased $0.5 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to additional computer hardware.
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

Beginning in April 2014, we initiated a partial foreign currency exchange hedging program and expanded this program in the first quarter of 2015. The results of these hedges are recorded in Net foreign currency gain (loss). Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a $3.2 million gain for the first quarter of 2016 as compared to a $4.0 million loss for the first quarter of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.

Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

	Three months ended March 31,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent
Total revenues	39,712	30,722	8,990	29%
Total operating expenses	34,051	26,594	7,457	28%
Operating income	5,661	4,128	1,533	37%
Net foreign currency gain	356	29	327	NM
Financing interest expense	(5,623)	(2,851)	(2,772)	97%
Income before income taxes	$394	$1,306	$(912)	(70)%

Purchase volume	$1,092,552	$889,569	$202,983	23%
NM - Not Meaningful
Revenues
Total revenue increased $9.0 million for the first quarter of 2016 as compared to the same period in the prior year. The increase in the first quarter of 2016 as compared to the first quarter of 2015 was primarily due to revenue associated with organic growth at WEX Health, as well as from revenue associated with Benaissance, which was acquired in November of 2015.
Operating Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	March 31, 2016	March 31, 2015	Amount	Percent
Expense
Salary and other personnel	$14,304	$10,622	$3,682	35%
Service fees	$4,717	$3,888	$829	21%
Technology leasing and support & occupancy and equipment	$2,700	$2,014	$686	34%
Depreciation and amortization	$8,040	$6,342	$1,698	27%
Salary and other personnel expenses increased $3.7 million for the first quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Benaissance, which was acquired in November of 2015.
Service fees increased $0.8 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily related to costs to support revenue growth of WEX Health, and from the acquisition of Benaissance.
Technology leasing and support and occupancy and equipment expense collectively increased $0.7 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to the acquisition of Benaissance.
Depreciation and amortization expenses increased $1.7 million for the first quarter of 2016 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with acquired intangible assets.
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

Beginning in April 2014, we initiated a partial foreign currency exchange hedging program and expanded this program in the first quarter of 2015. The results of these hedges are recorded in Net foreign currency gain (loss). Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a $0.4 million gain for the first quarter of 2016. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $2.8 million for the first quarter of 2016 as compared to the first quarter of the prior year. The increase is due to the debt incurred to purchase Benaissance.

Non-GAAP financials measures
Although adjusted net income is not calculated in accordance with GAAP this measure is integral to the Company's reporting and planning processes. The Company considers this measure integral because it eliminates the non-cash volatility associated with the fuel price related derivative instruments, and excludes other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
The Company considers certain acquisition-related costs, including certain financing costs, financing fees and ticking fees, investment banking fees, warranty and indemnity insurance, acquisition related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments, acquisition related assets impairments and adjustment to the tax receivable agreement. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

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

•
Restructuring charges are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, costs to create synergies, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

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

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, have no significant impact on the ongoing operations of the business.

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
The tax impact of the forgoing adjustments is the difference between the Company’s U.S. GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s U.S. GAAP tax provision.

The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Three months ended March 31,
	2016	2015
Adjusted Net Income attributable to WEX Inc.	$37,581	$46,218
Acquisition and divestiture related items	(27,945)	(10,944)
Stock-based compensation	(4,243)	(3,218)
Restructuring costs	(1,589)	(8,559)
Changes in unrealized fuel price derivatives	(5,007)	(9,345)
Net foreign currency remeasurement gain (loss)	16,124	(4,376)
ANI adjustments attributable to noncontrolling interest	(69)	2,853
Tax related items	8,234	9,716
Net earnings attributable to WEX Inc.	$23,086	$22,345
Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and Notes outstanding, as well as other available methods of financing (including deposits, borrowed federal funds and securitization facilities), are adequate to meet our operating, investing and financing needs.
The table below summarizes our cash activities:

(in thousands)	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$86,415	$171,647
Net cash (used for) provided by investing activities	(20,848)	4,707
Net cash provided by financing activities	166,135	51,208
WEX Bank issued certificates of deposit in various maturities ranging between nine months and two years and with fixed interest rates ranging from 0.55 percent to 1.35 percent as of March 31, 2016. As of March 31, 2016, we had approximately $148.6 million of certificates of deposit outstanding, compared to $212.6 million of certificates of deposits outstanding as of March 31, 2015. Certificates of deposit are subject to regulatory capital requirements.
As of March 31, 2016, we had approximately $330.0 million of interest-bearing money market deposits with a weighted average interest rate of 0.48 percent, compared to $310.4 million of interest-bearing money market deposits at March 31, 2015, with a weighted average interest rate of 0.26 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of March 31, 2016, we had $521.3 million of non-interest bearing NOW account deposits and $41.7 million of non-interest bearing customer deposits outstanding. As of March 31, 2015, we had $571.3 million of non-interest bearing NOW account deposits and $39.2 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both March 31, 2016 and 2015, we had no outstanding balance on our federal funds line of credit. As March 31, 2016, we had $246 million of available credit on this line compared to $125 million in 2015.
We added $20.5 million in capital additions during the first three months of 2016, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
No treasury shares were purchased during the first three months of 2016. We purchased $22.0 million in treasury shares during the first three months of 2015.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments to fund our accounts receivable. Our cash balance for the first three months of 2016 increased $235.3 million, deposits increased by $170.6 million and our financing debt decreased by $2.3 million. Our accounts receivable decreased $49.7 million and our accounts payable increased $68.6 million, primarily due to volume and price of fuel.
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of March 31, 2016, the Company has approximately $1.0 million in receivables with revolving credit.
As of March 31, 2016, approximately 90 percent of the outstanding accounts receivable balance of $1.7 billion, was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due. As of March 31, 2015, approximately 95 percent of the outstanding accounts receivable balance of $1.8 billion was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due.
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
On April 28, 2015, we entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, each month, on a revolving basis, we sell certain of its Australian receivables to a bankruptcy-remote subsidiary consolidated by us ("Australian Securitization Subsidiary"). The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
We pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin, which as of March 31, 2016, was 2.93 percent. As of March 31, 2016, we had $75.1 million of securitized debt.
As of March 31, 2016, we have approximately 1.8 years left on our $700 million revolving credit facility and have $219.1 million of borrowings against it, excluding loan origination fees. The outstanding debt under our amortizing term loan arrangement, which expires in January of 2018, totaled $451.9 million at March 31, 2016 and $458.8 million at December 31, 2015. As of March 31, 2016, amounts outstanding under the amortizing term loan bear interest at a rate of LIBOR plus 200 basis points. The revolving credit facility currently bears interest at a rate equal to, at our option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for our domestic borrowings; and the Eurocurrency rate plus 200 basis points for our international borrowings.
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
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax gain of approximately $1.2 million.
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK for $46 million.
As of March 31, 2016, we have approximately $52.0 million in cash located in our foreign entities outside of the United States.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $16.0 million as of March 31, 2016. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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

Beginning in September of 2015, the Company initiated a new limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency. We will continue to monitor our foreign currency exposure for discrete items and may, from time to time, hedge certain foreign currency transactions.
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
In January 2016, we began to incur ticking fees for the debt financing commitment associated with the pending acquisition of EFS. As of March 31, 2016, we recorded $10.5 million of ticking fees, which is included in financing interest expense. These ticking fees are calculated based on the financing commitment in the aggregate amount of $2.125 billion and will remain in place until the closing of the EFS acquisition or the expiration of the bank commitment, which is July 18, 2016. During the second quarter of 2016, the Company began to accrue approximately $6.5 million of ticking fees on a monthly basis. We are pursuing other potential financing arrangements that may lower our overall ticking fees.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. As of March 31, 2016, we had posted letters of credit totaling $9.1 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three months ended March 31, 2016, and March 31, 2015:

	Three months ended March 31,
	2016		2015
(in thousands)	Shares	Cost	Shares	Cost
Treasury stock purchased	—	$—	210	$22,011
Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Accounting Standards
See Notes 1 and 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2016. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the risks identified in the 10-K, the Company has added the following risk during the first quarter of 2016:
Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not purchase shares of our common stock during the first quarter of 2016. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of March 31, 2016.
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

WEX INC.

April 27, 2016	By:	/s/ Roberto Simon
Roberto Simon
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

*	10.1	Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Label Linkbase Document
*	101.PRE	XBRL Taxonomy Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10-Q.