Form 10-Q
period 2016-06-30
WEX Inc.
filed 2016-08-09
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $0.01 par value per share	42,720,344 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition; competitive responses to any acquisitions; uncertainty of the expected financial performance of the combined operations following completion of an acquisition; the ability to successfully integrate the Company's acquisitions, including Electronic Funds Source LLC's operations and employees; the ability to realize anticipated synergies and cost savings; unexpected costs, charges or expenses resulting from an acquisition; the Company's failure to successfully operate and expand ExxonMobil's European commercial fuel card program, or Esso Card; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or borrowing capacity including as a result of acquisitions; financial loss if the Company determines it necessary to unwind any derivative instrument positions prior to the expiration of a contract; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the Securities and

Exchange Commission on February 26, 2016, and our subsequent filings with the SEC, including Item 1A of Part II of our Quarterly Report for the quarterly period ended March 31, 2016. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$317,847	$279,989
Accounts receivable (less reserve for credit losses of $13,064 in 2016 and $13,832 in 2015)	1,886,744	1,508,605
Securitized accounts receivable, restricted	87,241	87,724
Income taxes receivable	11,006	—
Available-for-sale securities	24,405	18,562
Fuel price derivatives, at fair value	—	5,007
Property, equipment and capitalized software (net of accumulated depreciation of $212,060 in 2016 and $192,140 in 2015)	150,276	138,585
Deferred income taxes, net	7,518	10,303
Goodwill	1,119,048	1,112,878
Other intangible assets, net	448,685	470,712
Other assets	209,651	215,544
Total assets	$4,262,421	$3,847,909
Liabilities and Stockholders’ Equity
Accounts payable	$553,522	$378,811
Accrued expenses	215,480	156,180
Income taxes payable	—	2,732
Deposits	937,707	870,518
Securitized debt	73,327	82,018
Revolving line-of-credit facilities and term loan, net	727,639	664,918
Deferred income taxes, net	95,360	83,912
Notes outstanding, net	395,167	394,800
Other debt	62,149	50,046
Amounts due under tax receivable agreement	52,173	57,537
Other liabilities	13,146	10,756
Total liabilities	3,125,670	2,752,228
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 43,146 shares issued in 2016 and 43,079 in 2015; 38,814 shares outstanding in 2016 and 38,746 in 2015	431	431
Additional paid-in capital	181,343	174,972
Non-controlling interest	12,052	12,437
Retained earnings	1,219,287	1,183,634
Accumulated other comprehensive income	(104,020)	(103,451)
Less treasury stock at cost; 4,428 shares in 2016 and 2015	(172,342)	(172,342)
Total stockholders’ equity	1,136,751	1,095,681
Total liabilities and stockholders’ equity	$4,262,421	$3,847,909
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Payment processing revenue	$126,080	$128,081	$237,136	$245,516
Account servicing revenue	47,433	38,474	91,955	75,422
Finance fee revenue	32,704	20,401	56,210	40,592
Other revenue	27,719	26,697	54,563	54,408
Total revenues	233,936	213,653	439,864	415,938
Expenses
Salary and other personnel	66,662	59,091	130,072	117,508
Restructuring	3,506	—	5,095	8,559
Service fees	45,924	33,941	82,683	64,011
Provision for credit losses	6,443	3,983	10,360	7,897
Technology leasing and support	10,932	10,021	22,008	19,455
Occupancy and equipment	6,113	5,034	11,825	10,031
Depreciation and amortization	23,109	20,759	45,373	42,146
Operating interest expense	1,505	1,357	2,891	2,936
Cost of hardware and equipment sold	665	684	1,570	1,793
Other	17,442	15,865	35,225	31,659
Gain on divestiture	—	—	—	(1,215)
Total operating expenses	182,301	150,735	347,102	304,780
Operating income	51,635	62,918	92,762	111,158
Financing interest expense	(30,418)	(11,916)	(51,976)	(24,004)
Net foreign currency (loss) gain	(4,823)	(2,161)	11,301	(6,537)
Net realized and unrealized (loss) gain on fuel price derivative instruments	—	(6,000)	711	(3,251)
Income before income taxes	16,394	42,841	52,798	77,366
Income taxes	4,482	16,441	17,665	30,933
Net income	11,912	26,400	35,133	46,433
Less: Net loss attributable to non-controlling interests	(655)	(92)	(520)	(2,404)
Net earnings attributable to WEX Inc.	$12,567	$26,492	$35,653	$48,837

Net earnings attributable to WEX Inc. per share:
Basic	$0.32	$0.68	$0.92	$1.26
Diluted	$0.32	$0.68	$0.92	$1.26
Weighted average common shares outstanding:
Basic	38,806	38,739	38,781	38,798
Diluted	38,857	38,799	38,850	38,880
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$11,912	$26,400	$35,133	$46,433
Changes in available-for-sale securities, net of tax effect of $63 and $(82) for the three months ended June 30, 2016 and 2015 and $160 and $(29) for the six months ended June 30, 2016 and 2015	107	(140)	271	(49)
Foreign currency translation	(11,479)	8,749	(705)	(20,317)
Comprehensive income	540	35,009	34,699	26,067
Less: comprehensive (loss) income attributable to non-controlling interests	(976)	866	(385)	(5,829)
Comprehensive income attributable to WEX Inc.	$1,516	$34,143	$35,084	$31,896
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	2	—	24	—	—	—	—	24
Tax expense from stock option and restricted stock units	—	—	(234)	—	—	—	—	(234)
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	4,789	—	—	—	—	4,789
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $(29)	—	—	—	(49)	—	—	—	(49)
Foreign currency translation	—	—	—	(16,892)	—	—	(1,168)	(18,060)
Net income (loss)	—	—	—	—	—	48,837	(3,063)	45,774
Balance at June 30, 2015	38,745	$431	$183,655	$(67,522)	$(172,342)	$1,130,567	$13,165	$1,087,954
Balance at December 31, 2015	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	7	—	93	—	—	—	—	93
Tax expense from stock option and restricted stock units	—	—	(692)	—	—	—	—	(692)
Stock issued upon vesting of restricted and deferred stock units	61	—	—	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	6,970	—	—	—	—	6,970
Changes in available-for-sale securities, net of tax effect of $160	—	—	—	271	—	—	—	271
Foreign currency translation	—	—	—	(840)	—	—	135	(705)
Net income (loss)	—	—	—	—	—	35,653	(520)	35,133
Balance at June 30, 2016	38,814	$431	$181,343	$(104,020)	$(172,342)	$1,219,287	$12,052	$1,136,751
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$35,133	$46,433
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized (gain) loss	(14,783)	48,761
Stock-based compensation	9,113	7,160
Depreciation, amortization and impairment	46,916	43,687
Gain on divestiture	—	(1,215)
Deferred taxes	15,251	9,026
Restructuring charge	2,969	8,567
Provision for credit losses	10,360	7,897
Loss on disposal of property, equipment and capitalized software	38	119
Changes in operating assets and liabilities:
Accounts receivable	(383,831)	(244,537)
Other assets	12,166	(32,769)
Accounts payable	166,850	177,671
Accrued expenses	61,057	(19,133)
Income taxes	(15,059)	10,130
Other liabilities	2,408	(3,661)
Amounts due under tax receivable agreement	(5,364)	(5,121)
Net cash (used for) provided by operating activities	(56,776)	53,015
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(35,742)	(27,701)
Purchases of available-for-sale securities	(5,596)	(174)
Maturities of available-for-sale securities	183	364
Proceeds from divestiture	—	17,265
Net cash used for investing activities	(41,155)	(10,246)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	653
Repurchase of share-based awards to satisfy tax withholdings	(2,143)	(2,371)
Proceeds from stock option exercises	93	24
Net change in deposits	66,994	(73,079)
Net change in borrowed federal funds	—	50,500
Other debt	10,845	(482)
Net activity on 2014 revolving credit facility, net of debt issuance costs	76,754	(168,829)
Net activity on term loan, net of debt issuance costs	(13,750)	(13,750)
Net change in securitized debt	(10,154)	90,382
Purchase of shares of treasury stock	—	(22,011)
Net cash provided by (used for) financing activities	128,639	(138,963)
Effect of exchange rate changes on cash and cash equivalents	7,150	(4,237)
Net change in cash and cash equivalents	37,858	(100,431)
Cash and cash equivalents, beginning of period	279,989	284,763
Cash and cash equivalents, end of period	$317,847	$184,332
Supplemental cash flow information
Interest paid	$23,300	$25,391
Income taxes paid	$17,295	$11,309
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
2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of our subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of our subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders

Adjusted Net Income or ANI
A non-GAAP metric that adjusts net earnings attributable to WEX Inc. to exclude fair value changes of fuel-price related derivative instruments, the amortization of purchased intangibles, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company’s deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment charges, restructuring charges, ticking fees, gains on the extinguishment of a portion of the tax receivable agreement, regulatory reserves, gains or losses on divestitures and adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, certain discrete tax items, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-08	Accounting Standards Update No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topical 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-10	Accounting Standards Update No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
ASU 2016-12	Accounting Standards Update No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

EFS
Electronic Funds Source LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments, acquired by the Company on July 1, 2016

Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FX	Foreign exchange
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender to delay a financing arrangement and hold a commitment of funds for the borrower for a period of time
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European commercial fleet card portfolio acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance, collectively
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2016.
The presentation of the accompanying condensed consolidated statements of income has been updated for the three and six month periods ended June 30, 2015 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue, income from operations, net income or net income per share in any of the periods presented as a result of this updated presentation.

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
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the Board voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. In March 2016, the FASB issued ASU 2016-08, in April 2016, the FASB issued ASU 2016-10, and in May 2016, the FASB issued ASU 2016-12, in each case to clarify the implementation guidance on the new revenue recognition standard. The effective dates for these standards are the same as the effective date for ASU 2014-09. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has not yet selected a transition method.
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
In June 2016, the FASB issued ASU 2016-13 which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This amount will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

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
During the fourth quarter of 2015, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Benaissance acquisition. During the first quarter of 2016, the Company decreased certain tangible assets by $502 and increased Goodwill by $502. Based on such information, the Company recorded intangible assets and goodwill as described below. Goodwill is expected to be deductible for tax purposes. The Company expects to finalize the purchase accounting in the third quarter of 2016.
The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired:

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
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $1,900 in receivables with revolving credit as of June 30, 2016 and $1,100 in receivables with revolving credit as of December 31, 2015.
The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment. No customer made up more than eight percent of the outstanding receivables at June 30, 2016. One customer made up eleven percent of the outstanding receivables at December 31, 2015.
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
As of June 30, 2016, approximately 92 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of June 30, 2015, approximately 91 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Six months ended June 30,
	2016	2015
Balance, beginning of period	$13,832	$13,919
Provision for credit losses	10,360	7,897
Charge-offs	(13,681)	(15,019)
Recoveries of amounts previously charged-off	2,476	2,931
Currency translation	77	(63)
Balance, end of period	$13,064	$9,665

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first six months of 2016 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2016	$736,240	$43,825	$350,321	$1,130,386
Impact of foreign currency translation	4,285	(1,712)	3,095	5,668
Acquisition adjustments	—	—	502	502
Gross goodwill, June 30, 2016	740,525	42,113	353,918	1,136,556
Accumulated impairment, June 30, 2016	(1,337)	(16,171)	—	(17,508)
Net goodwill, June 30, 2016	$739,188	$25,942	$353,918	$1,119,048
As described in Note 3, the Company adjusted the amount of goodwill in the current six-month period in the accompanying unaudited condensed consolidated balance sheet to account for the measurement period adjustments to goodwill associated with the Benaissance acquisition.
The Company had no impairments to goodwill during the six months ended June 30, 2016.
Other Intangible Assets
The changes in other intangible assets during the first six months of 2016 were as follows:

	Net Carrying Amount, January 1, 2016	Amortization	Disposals	Impact of foreign currency translation	Net Carrying Amount, June 30, 2016
Definite-lived intangible assets
Acquired software and developed technology	$114,012	$(6,367)	$—	$520	$108,165
Customer relationships	297,904	(15,544)	—	2,050	284,410
Licensing agreements	27,398	(2,549)	—	521	25,370
Patent	878	(98)	—	7	787
Trademarks and trade names	13,144	(654)	—	2	12,492
Indefinite-lived intangible assets
Trademarks and trade names	17,376	—	—	85	17,461
Total	$470,712	$(25,212)	$—	$3,185	$448,685
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2016 and for each of the five succeeding fiscal years:

Remaining 2016	$25,404
2017	$51,191
2018	$47,232
2019	$43,416
2020	$39,939
2021	$35,890

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Other intangible assets, net consist of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$156,285	$(48,120)	$108,165	$155,182	$(41,170)	$114,012
Customer relationships	407,402	(122,992)	284,410	403,382	(105,478)	297,904
Licensing agreements	32,482	(7,112)	25,370	31,903	(4,505)	27,398
Patent	2,461	(1,674)	787	2,413	(1,535)	878
Trademarks and trade names	16,430	(3,938)	12,492	16,410	(3,266)	13,144
	$615,060	$(183,836)	431,224	$609,290	$(155,954)	453,336
Indefinite-lived intangible assets
Trademarks and trade names			17,461			17,376
Total			$448,685			$470,712

7.	Earnings per Share
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net earnings attributable to WEX Inc. available for common stockholders – Basic and Diluted	$12,567	$26,492	$35,653	$48,837
Weighted average common shares outstanding – Basic	38,806	38,739	38,781	38,798
Unvested restricted stock units	36	43	54	65
Stock options	15	17	15	17
Weighted average common shares outstanding – Diluted	38,857	38,799	38,850	38,880
For the three and six months ended June 30, 2016 and June 30, 2015, an immaterial number of outstanding stock options and restricted stock units were excluded from the computation of diluted earnings per share because the effect of including these options and restricted stock units would be anti-dilutive.

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

The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended June 30,		Six months ended June 30,
	Income on Derivative	2016	2015	2016	2015
Commodity contracts	Net realized and unrealized (loss) gain on fuel price derivatives	$—	$(6,000)	$711	$(3,251)
Foreign currency contracts	Net foreign currency gain (loss)	$73	$(5,838)	39	$21,967
The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets		Derivatives Classified as Liabilities
	December 31, 2015		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$5,007	Fuel price derivatives, at fair value	$—
Foreign currency contracts	Accounts receivable	$—	Accounts payable	$90

9.	Financing and Other Debt
In January 2016, the Company began to incur ticking fees for the debt financing commitment associated with the pending acquisition of EFS. Pursuant to the terms set forth in the bank commitment letter, the ticking fees were calculated based on the financing commitment in the aggregate amount of $2,125,000, and remained in place until the closing of the EFS acquisition on July 1, 2016 (see Note 18). Ticking fees were $19,545 for the three months ended June 30, 2016 and $30,045 for the six months ended June 30, 2016, and are included in financing interest expense.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

2014 Credit Agreement
As of June 30, 2016, the Company had $282,639, net of loan origination fees, of borrowings against its $700,000 revolving credit facility. The outstanding debt under the amortizing term loan arrangement, which was scheduled to expire in January of 2018, totaled $445,000 at June 30, 2016 and $458,750 at December 31, 2015. As of June 30, 2016, amounts outstanding under the amortizing term loan bore interest at a rate of LIBOR plus 200 basis points. The revolving credit facility bore interest at a rate equal to, at the Company's option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for domestic borrowings; and the Eurocurrency rate plus 200 basis points for international borrowings.
On May 20, 2016, the Company entered into a second amendment to its 2014 Credit Agreement among existing lenders to provide for an increase of the maximum Consolidated Leverage Ratio (as defined in the 2014 Credit Agreement) for each of the next three quarters from 3.25 to 1.00 to (i) 3.75 to 1.00 for the fiscal quarters ending June 30, 2016 and September 30, 2016 and (ii) 3.50 to 1.00 for the fiscal quarter ending December 31, 2016.
On July 1, 2016, the Company entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. See Note 18 for a discussion of the 2016 Credit Agreement.
Borrowed Federal Funds
In the second quarter of 2016, the Company decreased its federal funds lines of credit by $121,000 to $125,000. As of June 30, 2016, the Company had $0 outstanding on its $125,000 federal funds lines of credit. As of December 31, 2015 the Company had no outstanding balance on its $257,500 of available credit on these lines.
UNIK debt
UNIK had approximately $7,149 of debt as of June 30, 2016, and $5,046 of debt as of December 31, 2015. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 14.4 percent as of June 30, 2016 and 13.5 percent as of December 31, 2015. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third party bank to fund customer balances that exceeded WEX Bank's lending limit to an individual customer. During the second quarter of 2016, WEX Bank entered into another agreement with a separate third party bank to increase the funding capacity by $10,000. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt was $55,000 as of June 30, 2016 and $45,000 as of December 31, 2015 and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $55,000. The Company's participation debt agreements will mature on August 1, 2018 and May 31, 2017, respectively. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Australian securitization facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. In April 2016, this agreement was extended for one year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company (the "Australian Securitization Subsidiary"). The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.70 percent as of June 30, 2016 and 2.91 percent as of December 31, 2015. The Company had $73,327 of securitized debt as of June 30, 2016 and $82,018 of securitized debt as of December 31, 2015.
European securitization facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company (the "European Securitization Subsidiary"). The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. This revolving facility has not been utilized as of June 30, 2016.
Debt issuance costs
The following table presents the Company's net debt issuance costs related to its revolving line-of-credit facilities, term loan and notes outstanding:

	June 30, 2016	December 31, 2015
Revolving line of credit facilities and term loan	$3,661	$4,837
Notes outstanding	$4,833	$5,200

10.	Fair Value
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

•	Level 3 – Instruments whose significant value drivers are unobservable.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of June 30, 2016:

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$629	$—	$629	$—
Asset-backed securities	736	—	736	—
Municipal bonds	793	—	793	—
Equity securities	22,247	22,247	—	—
Total available-for-sale securities	$24,405	$22,247	$2,158	$—
Executive deferred compensation plan trust (a)	$5,514	$5,514	$—	$—

(a)	The fair value of these instruments is recorded in Other assets.

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

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2015:

Fuel Price Derivatives – Diesel
Beginning balance	$10,261
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(4,183)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers (in)/out of Level 3	—
Ending balance	$6,078

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the three months ended June 30, 2015, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended:

	June 30, 2016	June 30, 2015
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance	$1,924	$11,848
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(1,924)	(5,770)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance	$—	$6,078

(a)
Gains and losses (realized and unrealized) associated with fuel price derivatives, included in earnings for the six months ended June 30, 2016 and 2015, are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

$400 Million Notes outstanding
The Notes outstanding as of June 30, 2016 have a carrying value of $400,000, less loan origination fees of $4,833, and a fair value of $389,000. As of December 31, 2015 the carrying value of the $400,000 in Notes outstanding, less loan origination fees of $5,200, had a fair value of $366,000. The fair value is based on market rates for the issuance of the Company's debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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
Fuel price derivative instruments
The majority of fuel price derivative instruments entered into by the Company were executed over-the-counter and were valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depend on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments was a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflected the expected cash the Company would pay or receive upon settlement of the respective contracts.
The key inputs depend upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, the spot price of the underlying instruments, volatility, and correlation. The item was placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and inputs with longer tenures are generally less observable.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Fuel price derivative instruments – diesel. The assumptions used in the valuation of the diesel fuel price derivative instruments used both observable and unobservable inputs. There is a lack of price transparency with respect to forward prices for diesel fuel. Such unobservable inputs are significant to the diesel fuel derivative contract valuation methodology.
After the first quarter of 2016, the Company no longer holds any fuel price derivatives.

11.	Accumulated Other Comprehensive Income (Loss)
A reconciliation of accumulated other comprehensive income (loss) for the three month periods ended June 30, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(48)	$(92,921)	$(38)	$(75,135)
Other comprehensive income (loss)	107	(11,158)	(140)	7,791
Ending balance	$59	$(104,079)	$(178)	$(67,344)
A reconciliation of accumulated other comprehensive income (loss) for the six month periods ended June 30, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(212)	$(103,239)	$(129)	$(50,452)
Other comprehensive income (loss)	271	(840)	(49)	(16,892)
Ending balance	$59	$(104,079)	$(178)	$(67,344)
No amounts were reclassified from accumulated other comprehensive income (loss) in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized losses, as of June 30, 2016, was $4,210, and the total tax effect on accumulated unrealized losses, as of June 30, 2015, was $933.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

A reconciliation of redeemable non-controlling interest for the three and six month periods ended June 30, 2015, is as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Balance, beginning of period	$13,647	$16,590
Net income attributable to redeemable non-controlling interest	670	659
Currency translation adjustment	675	(2,257)
Ending balance	$14,992	$14,992

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and six month periods ended June 30, 2016 and June 30, 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$13,028	$13,644	$12,437	$17,396
Net loss attributable to non-controlling interest	(655)	(762)	(520)	(3,063)
Currency translation adjustment	(321)	283	135	(1,168)
Ending balance	$12,052	$13,165	$12,052	$13,165

13.	Income Taxes
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $21,260 at June 30, 2016, and $13,230 at December 31, 2015. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.

15.	Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative (the "2015 Restructuring Initiative") as a result of its global review of operations. The global review of operations identified certain initiatives to further streamline the business, improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward.
As the Company continued its efforts to improve its overall operational efficiency, the Company began a second restructuring initiative (the "2016 Restructuring Initiative") during the second quarter of 2016.
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the initiatives. The Company has determined that the amounts of expenses related to these initiatives are probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet. The balance under the 2015 Restructuring Initiative

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

is expected to be paid through 2017 and the amount under the 2016 Restructuring Initiative is expected to be paid through 2018. The Company expects to incur an additional $3,000 in restructuring costs related to the 2015 Restructuring Initiative and an additional $900 in restructuring costs related to the 2016 Restructuring Initiative.
The following table presents the Company's 2015 Restructuring Initiative liability for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$8,506	$8,559	$7,249	$—
Restructuring charges	—	—	1,589	8,559
Cash paid	(1,478)	—	(2,125)	—
Impact of foreign currency translation	57	263	372	263
Ending balance	$7,085	$8,822	$7,085	$8,822
The following table presents the Company’s 2016 Restructuring Initiative liability for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning balance	$—	$—
Restructuring charges	3,506	3,506
Cash paid	—	—
Impact of foreign currency translation	(18)	(18)
Ending balance	$3,488	$3,488
The following table presents the Company's total restructuring liability for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$8,506	$8,559	$7,249	$—
Restructuring charges	3,506	—	5,095	8,559
Cash paid	(1,478)	—	(2,125)	—
Impact of foreign currency translation	39	263	354	263
Ending balance	$10,573	$8,822	$10,573	$8,822

16.	Segment Information
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
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude fair value changes of fuel price derivative instruments, net foreign currency remeasurement gains and losses, the amortization of acquired intangible assets, the expense associated with stock-based compensation, acquisition related expenses and adjustments, the net impact of tax rate changes on the Company's deferred tax asset and related changes in the tax-receivable agreement, deferred loan costs associated with the extinguishment of debt, certain non-cash asset impairment

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

charges, gains on the extinguishment of a portion of the tax receivable agreement, restructuring charges, gains or losses on divestitures, regulatory reserves and adjustments attributable to non-controlling interests including adjustments to the redemption value of a non-controlling interest.
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
The following table presents the Company's interest income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fleet Solutions	$701	$116	$1,586	$824
Travel and Corporate Solutions	96	90	187	154
Health and Employee Benefit Solutions	1,888	1,261	3,382	2,404
Total interest income	$2,685	$1,467	$5,155	$3,382
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
The segment information has also been updated for the three and six month periods ended June 30, 2015 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue or other financial information in any of the periods presented as a result of this updated presentation.
The following tables present the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fleet Solutions revenue
Payment processing revenue	$70,711	$80,127	$133,001	$153,070
Account servicing revenue	27,548	25,360	52,986	49,243
Finance fee revenue	30,674	19,069	52,611	38,064
Other revenue	15,027	10,964	26,436	23,633
Total Fleet Solutions revenue	$143,960	$135,520	$265,034	$264,010

Total Fleet Solutions operating interest expense	$379	$421	$801	$1,161
Total Fleet Solutions depreciation and amortization	$7,799	$6,975	$15,119	$14,433
Total Fleet Solutions adjusted pre-tax income before NCI	$37,955	$49,490	$70,767	$94,774

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Travel and Corporate Solutions revenue
Payment processing revenue	$43,194	$37,564	$77,820	$70,199
Account servicing revenue	337	472	610	880
Finance fee revenue	145	73	221	129
Other revenue	9,660	10,105	19,827	20,080
Total Travel and Corporate Solutions revenue	$53,336	$48,214	$98,478	$91,288

Total Travel and Corporate Solutions operating interest expense	$611	$266	$1,163	$266
Total Travel and Corporate Solutions depreciation and amortization	$502	$328	$858	$674
Total Travel and Corporate Solutions adjusted pre-tax income before NCI	$23,200	$21,726	$43,191	$41,014

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Health and Employee Benefit Solutions revenue
Payment processing revenue	$12,175	$10,390	$26,315	$22,247
Account servicing revenue	19,548	12,642	38,359	25,299
Finance fee revenue	1,885	1,259	3,378	2,399
Other revenue	3,032	5,628	8,300	10,695
Total Health and Employee Benefit Solutions revenue	$36,640	$29,919	$76,352	$60,640

Total Health and Employee Benefit Solutions operating interest expense	$515	$670	$927	$1,509
Total Health and Employee Benefit Solutions depreciation and amortization	$2,244	$1,440	$4,186	$2,864
Total Health and Employee Benefit Solutions adjusted pre-tax income before NCI	$5,172	$4,700	$11,433	$11,095
The following table reconciles income before income taxes to adjusted pre-tax income before NCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income before income taxes	$16,394	$42,841	$52,798	$77,366
Acquisition and divestiture related items	34,255	12,016	62,200	22,960
Stock-based compensation	4,870	3,942	9,113	7,160
Restructuring and other costs	5,985	—	7,574	8,559
Changes in unrealized fuel price derivatives	—	14,956	5,007	24,301
Net foreign currency remeasurement loss	4,823	2,161	(11,301)	6,537
Adjusted pre-tax income before NCI	$66,327	$75,916	$125,391	$146,883

The Company's adjusted pre-tax income before NCI excludes acquisition and divestiture related items, stock-based compensation, restructuring costs and other costs related to certain outsourcing initiatives, changes in unrealized fuel price derivatives and net foreign currency remeasurement gains and losses.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Although adjusted pre-tax income before NCI is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses it to allocate resources. The Company considers this measure integral because in the periods prior to the second quarter of 2016, it eliminated the non-cash volatility associated with fuel price related derivative instruments, and it continues to excludes other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, acquisition-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments and acquisition related asset impairments. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

•
Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time.

•
Restructuring and other costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies, globalize the Company's operations, and advance certain outsourcing initiatives, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

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

17.	Supplementary Regulatory Capital Disclosure
The Company's subsidiary, WEX Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2015, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
WEX Bank’s actual and regulatory minimum capital amounts and ratios as of June 30, 2016 are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
Total Capital to risk-weighted assets	$210,365	12.62%	$133,353	8.00%	$166,692	10.00%
Tier 1 Capital to average assets	203,505	12.20%	66,723	4.00%	83,404	5.00%
Common equity to risk-weighted assets	203,505	12.21%	75,002	4.50%	108,336	6.50%
Tier 1 Capital to risk-weighted assets	203,505	12.21%	100,002	6.00%	133,337	8.00%

WEX Bank's actual and regulatory minimum capital amounts and ratios as of December 31, 2015 are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
Total Capital to risk-weighted assets	$202,294	15.50%	$104,437	8.00%	$130,547	10.00%
Tier 1 Capital to average assets	193,337	11.23%	68,865	4.00%	86,082	5.00%
Common equity to risk-weighted assets	193,337	14.81%	58,746	4.50%	84,855	6.50%
Tier 1 Capital to risk-weighted assets	193,337	14.81%	78,328	6.00%	104,437	8.00%

18.	Subsequent Events
Acquisition of EFS
On July 1, 2016 the Company completed the acquisition of EFS, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments. In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $356,000 based on the closing price of the Company's common stock on the New York Stock Exchange as of June 30, 2016, representing approximately 9.4% of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,100,000, and was funded

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

with amounts received under the 2016 Credit Agreement described below.  The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,456,000. This acquisition will enable the combined company to expand its presence in the large and mid-sized over-the-road fleet segment while better serving the needs of all fleets. The Company expects the transaction to be dilutive on a GAAP basis over the next 12 months.
EFS had approximately $135,000 in revenues for the year ended December 31, 2015.
The EFS acquisition will be accounted under the acquisition method of accounting in accordance with ASC 805 Business Combinations. Currently the Company is in the process of determining the total purchase consideration transferred, fair value of tangible and intangible assets acquired and liabilities assumed, and related purchase price allocation. On a preliminary basis, a significant portion of purchase consideration is expected to be allocated to intangible assets which include but are not limited to software technology, customer relationships, other intangible assets and goodwill. Goodwill is expected to be partially deductible for tax purposes.
2016 Credit Agreement
On July 1, 2016, the Company entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455,000 that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200,000 that matures on July 1, 2023, and a $470,000 secured revolving credit facility, with a $250,000 sublimit for letters of credit and a $20,000 sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375,000 (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (initially 3.25%) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (initially 3.50%) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (initially 2.25%) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (initially 2.50%) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (initially 0.50%) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with original issue discount of 1.00%.
The 2016 Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•
solely with respect to the tranche B term loan facility, 50% (subject to reduction to 25% and 0% based upon the Company’s consolidated leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the 2016 Credit Agreement);

•
100% of the net cash proceeds of certain asset sales where the proceeds exceed certain thresholds, and certain casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence or issuance of certain debt, other than debt permitted under the 2016 Credit Agreement.
The Company may voluntarily prepay outstanding loans from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Eurocurrency Rate loans, provided, however, that if on or prior to the date that is twelve (12) months following the closing date, the Company prepays any loans under the tranche B term loan facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the tranche B term loans so prepaid.
The Company is required to make scheduled quarterly payments each equal to 1.25% in the case of the tranche A term loan facility, and 0.25% in the case of the tranche B term loan facility, of the original principal amount of the respective term loans made on the closing date, with the balance due at maturity.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The 2016 Credit Agreement contains customary representations and warranties, as well as affirmative and negative covenants. The 2016 Credit Agreement also requires, solely for the benefit of the lenders under the tranche A term loan facility and the revolving credit facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:

•	a consolidated EBITDA to consolidated interest charge coverage ratio of no less than 3.25 to 1.00; and

•
a consolidated funded indebtedness (excluding (i) up to an agreed amount of consolidated funded indebtedness under permitted securitization transactions and (ii) the non-recourse portion of any permitted factoring transaction) to consolidated EBITDA ratio of, initially, no more than 5.40 to 1.00, which ratio shall step down to 5.25 to 1.00 at December 31, 2016, 5.00 to 1.00 at December 31, 2017, 4.25 to 1.00 at December 31, 2018 and 4.00 to 1.00 at December 31, 2019.

The obligations under the 2016 Credit Agreement are secured by a security interest in, subject to certain exceptions, substantially all of the assets of the Company pursuant to the terms of a U.S. Security Agreement, dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the lenders.
On July 1, 2016, the Company borrowed the entire principal amount of the tranche A term loan facility, the entire principal amount of the tranche B term loan facility and $220,000 under the revolving credit facility to pay the cash portion of the purchase price for the acquisition of EFS, repay EFS's outstanding credit facilities, repay amounts outstanding under the 2014 Credit Agreement, and  pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes. The total initial borrowing on July 1, 2016 was $1,875,000 and the total borrowing capacity under the 2016 Credit Agreement is $2,125,000.
On July 1, 2016, concurrently with the financing transactions discussed above, the Company repaid in full all outstanding amounts under the 2014 Credit Agreement and terminated all commitments by the lenders to extend further credit thereunder and all guarantees and security interests granted by the Company to the lenders thereunder.  The Company did not incur any early termination penalties in connection with the termination of the 2014 Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the three segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2015, the notes accompanying those financial statements and management’s discussion and analysis as contained in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 and in conjunction with the unaudited condensed consolidated financial statements and notes in Item 1 of Part I of this report.

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
The Company’s U.S. operations include WEX, Fleet One, WEX Bank, and WEX Health. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, UNIK, a Brazil-based company, and WEX Europe, located in the United Kingdom, and our majority owned subsidiary WEX Europe Services, also located in the United Kingdom. The Company's U.S. operations will include EFS beginning in the third quarter of 2016.
Summary
Below are selected items from the second quarter of 2016:

•
Average number of vehicles serviced decreased 2 percent from the second quarter of 2015 to approximately 9.6 million for the second quarter of 2016, primarily related to the divestiture of Pacific Pride.

•
Total fuel transactions processed increased 2 percent from the second quarter of 2015 to 104.9 million for the second quarter of 2016. Total payment processing transactions in our Fleet Solutions segment increased 9 percent to 94.2 million for the second quarter of 2016 as compared to the same quarter in 2015. Transaction processing transactions decreased 35 percent to 10.7 million for the second quarter of 2016, as compared to the same quarter in 2015. The primary driver for the increase in payment processing transactions and decrease in transaction processing transactions was due to a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment decreased 19 percent to $55.61 for the second quarter of 2016, from $68.98 for the same period in the prior year. The average U.S. fuel price per gallon during the second quarter of 2016 was $2.29, a 16 percent decrease over the same period in the prior year. The average Australian fuel price per gallon during the second quarter of 2016 was $3.29, a 16 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment was $5.3 million during the second quarter of 2016, as compared to $3.1 million during the second quarter of 2015. Spend volume decreased 12 percent in the second quarter of 2016, as compared to the same quarter last year and our credit losses were 10.2 basis points of fuel expenditures for the second quarter of 2016, as compared to 5.3 basis points of fuel expenditures for the same period last year.

•	There were no realized gains or losses on fuel price derivatives during the second quarter of 2016 as compared to a realized gain of $9.0 million for the same period in the prior year.

•
Travel and Corporate solutions purchase volume grew by approximately $0.7 billion from the second quarter of 2015 to $5.6 billion for the second quarter of 2016, an increase of 14 percent, driven by organic growth in our travel product.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a loss of $4.8 million for the second quarter of 2016, compared to a loss of $2.2 million for the second quarter of 2015.

•
Our effective tax rate was 27.3 percent for the second quarter of 2016 as compared to 38.4 percent for the second quarter of 2015. Discrete items in the second quarter of 2016 contributed to the lower effective tax rate, as compared to the second quarter of 2015. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Results of Operations
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$70,711	$80,127	$(9,416)	(12)%	$133,001	$153,070	$(20,069)	(13)%
Account servicing revenue	27,548	25,360	2,188	9%	52,986	49,243	3,743	8%
Finance fee revenue	30,674	19,069	11,605	61%	52,611	38,064	14,547	38%
Other revenue	15,027	10,964	4,063	37%	26,436	23,633	2,803	12%
Total revenues	143,960	135,520	8,440	6%	265,034	264,010	1,024	—%
Total operating expenses	117,965	97,413	20,552	21%	223,299	201,286	22,013	11%
Operating income	25,995	38,107	(12,112)	(32)%	41,735	62,724	(20,989)	(33)%
Net foreign currency gain (loss)	419	(1,231)	1,650	NM	12,947	(1,587)	14,534	(916)%
Financing interest expense	(25,084)	(8,593)	(16,491)	192%	(41,019)	(17,830)	(23,189)	130%
Net realized and unrealized gains on derivative instruments	—	(6,000)	6,000	(100)%	711	(3,251)	3,962	(122)%
Income before income taxes	$1,330	$22,283	$(20,953)	(94)%	$14,374	$40,056	$(25,682)	(64)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	94,155	86,700	7,455	9%	183,252	168,634	14,618	9%
Average expenditure per payment processing transaction	$55.61	$68.98	$(13.37)	(19)%	$52.24	$67.16	$(14.92)	(22)%
Average price per gallon of fuel
Domestic – ($/gal)	$2.29	$2.74	$(0.45)	(16)%	$2.13	$2.66	$(0.53)	(20)%
Australia – ($/gal)	$3.29	$3.91	$(0.62)	(16)%	$3.20	$3.82	$(0.62)	(16)%
Account servicing revenue:
Average number of vehicles serviced	9,640	9,798	(158)	(2)%	9,579	9,535	44	—%
 NM - Not Meaningful
Revenues
Payment processing revenue decreased $9.4 million for the second quarter of 2016 as compared to the same period in the prior year and $20.1 million for the first half of 2016 as compared to the same period in the prior year. These decreases are primarily due to a 16% decrease in the average domestic price per gallon of fuel in the second quarter of 2016 as compared to the same period in the prior year and a 20% decrease in the average domestic price per gallon of fuel in the first half of 2016 as compared to the same period in the prior year. In addition to the decrease from fuel prices, payment processing revenue for the second quarter and first half of 2016, as compared to the same periods in the prior year, was unfavorably impacted by FX rates. These decreases in fuel prices and FX were partially offset by an increase in payment processing volume related to organic growth and a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016.
Account servicing revenue increased by $2.2 million for the second quarter of 2016 as compared to the same period in the prior year and $3.7 million for the first half of 2016 as compared to the same period in the prior year. These increases are due to increases in fees to certain customers as well as organic growth in our Telematics business.
Finance fee revenue is comprised of the following components:

(in thousands)	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Late fee revenue	$25,904	$15,066	$10,838	72%	$43,491	$30,392	$13,099	43%
Factoring fee revenue	4,553	3,800	$753	20%	8,716	7,239	1,477	20%
Cardholder interest income	179	110	$69	63%	338	186	152	82%
Other finance fee revenue	38	93	$(55)	(59)%	66	247	(181)	(73)%
Total finance fee revenue	$30,674	$19,069	$11,605	61%	$52,611	$38,064	$14,547	38%
Late fee revenue is primarily fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent. The late fee is calculated using the lesser of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. From time-to-time, we assess the market rates associated within our industry to determine what late fee rates are appropriate.  We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results.  These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Late fees increased $10.8 million for the second quarter of 2016 as compared to the same period in the prior year. The increase in late fees was comprised of $12.4 million due to rate increases offset by a decrease of $1.6 million due to the change in overdue balances. During the second quarter of 2016 and 2015, late fee rates ranged from 0 to 6.99 percent monthly with a minimum of $75 and from 0 to 3.75 percent monthly with a minimum of $50, respectively. The weighted average rate was 5.0% and 2.6% for the second quarter of 2016 and 2015, respectively.
Late fees increased $13.1 million for the first half of 2016 as compared to the same period in the prior year. The increase in late fees was comprised of $17.5 million due to rate increases offset by a decrease of $4.4 million due to the change in overdue balances. During the first half of 2016 and 2015, late fee rates ranged from 0 to 6.99 percent monthly with a minimum of $75 and from 0 to 3.75 percent monthly with a minimum of $50, respectively. The weighted average weight was 4.5% and 2.7% for the first half of 2016 and 2015, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2016 and 2015, customer balances with such concessions totaled $0.6 million and $0.5 million, respectively.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $0.8 million for the second quarter of 2016 as compared to the same period in the prior year and $1.5 million for the first half of 2016 as compared to the same period in the prior year. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Other revenue increased $4.1 million for the second quarter of 2016 as compared to the same period in the prior year and $2.8 million for the first half of 2016 as compared to the same period in the prior year. The increase is due to additional price modernization initiatives in the small fleet market, beginning in the second half of 2015 and continuing during 2016 as well as the reclassification of an immaterial amount previously included in our Heath and Employee Benefit Solutions segment.

Operating Expenses
The following table compares selected expense line items within our Fleet Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$45,585	$42,529	$3,056	7%
Restructuring	$3,506	$—	$3,506	NM
Service fees	$24,412	$14,937	$9,475	63%
Provision for credit losses	$5,314	$3,137	$2,177	69%
Technology leasing and support	$6,351	$6,061	$290	5%
Depreciation and amortization	$14,147	$13,997	$150	1%
NM - Not Meaningful
Changes in operating expenses for the second quarter of 2016, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $3.1 million for the second quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to annual changes in salary and increases in variable compensation plans and benefit costs.
In the second quarter of 2016, we recorded restructuring costs of approximately $3.5 million. The costs related to our restructuring initiatives are primarily employee termination benefits, which are expected to be paid through 2018, and office closure costs.
Service fees increased by $9.5 million for the second quarter of 2016 as compared to the same period in the prior year. Service fees increased compared to the prior year primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology.
Provision for credit losses increased by $2.2 million for the second quarter of 2016 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 10.2 basis points of fuel expenditures for the second quarter of 2016, compared to 5.3 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Technology leasing and support expenses increased $0.3 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense.
The following table compares selected expense line items within our Fleet Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$89,627	$85,166	$4,461	5%
Restructuring	$5,095	$8,559	$(3,464)	(40)%
Service fees	$41,536	$27,137	$14,399	53%
Provision for credit losses	$9,355	$6,779	$2,576	38%
Technology leasing and support	$12,919	$11,682	$1,237	11%
Depreciation and amortization	$27,755	$28,574	$(819)	(3)%
Salary and other personnel expenses increased $4.5 million for the six months ended June 30, 2016 as compared to the same period in the prior year. The increase is primarily due to annual changes in salary and increases in variable compensation plans and benefit costs.

In the six months ended June 30, 2016 and 2015, we recorded restructuring costs of approximately $5.1 million and $8.6 million, respectively. The costs related to our restructuring initiatives are primarily employee termination benefits, which are expected to be paid through 2018 and office closure costs.
Service fees increased by $14.4 million for the six months ended June 30, 2016 as compared to the same period in the prior year. Service fees increased compared to the prior year primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology.
Provision for credit losses increased by $2.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 9.8 basis points of fuel expenditures for six months ended June 30, 2016, compared to 6.0 basis points of fuel expenditures for the same period last year.
Technology leasing and support expenses increased $1.2 million for the six months ended June 30, 2016 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense.
Fuel price derivatives
Through the end of the first quarter of 2016, we owned fuel price derivative instruments that we had purchased on a periodic basis to manage the impact of the volatility in domestic fuel prices on our cash flows. These fuel price derivative instruments did not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on our fuel price sensitive derivative instruments affected our net income.
Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per gallon data)	2016	2015	2016	2015
Fuel price derivatives, at fair value, beginning of period	$—	$31,624	$5,007	$40,969
Net change in fair value	—	(6,000)	711	(3,251)
Cash payments on settlement	—	(8,956)	(5,718)	(21,050)
Fuel price derivatives, at fair value, end of period	$—	$16,668	$—	$16,668
Collar range:
Floor	$—	$3.37	$3.28	$3.36
Ceiling	$—	$3.43	$3.34	$3.42
Domestic average fuel price, beginning of period	$2.09	$2.56	$2.09	$2.56
Domestic average fuel price, end of period	$2.33	$2.79	$2.33	$2.79
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market, and the Company's last remaining fuel price derivative instruments were settled as of March 31, 2016. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. As of June 30, 2016, we no longer hold any fuel price derivatives.
Changes in fuel price derivatives for the six months ended June 30, 2016, as compared to the corresponding period a year ago, are attributable to the movements in fuel prices in the corresponding periods. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized gains are offset by lower payment processing revenue.
Foreign currency transactions
In the first half of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major foreign currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in these foreign currencies.
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

The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $0.4 million for the second quarter of 2016 and a gain of $12.9 million for the first half of 2016 compared to a loss of $1.2 million for the second quarter of 2015 and a loss of $1.6 million for the first half of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $16.5 million for the second quarter of 2016 as compared to the second quarter of the prior year and increased $23.2 million for the first half of 2016 as compared to the same period in the prior year. The increase is primarily due to the ticking fees incurred for the commitment of funds to finance the acquisition of EFS, offset by lower financing interest, as some of the debt balance under our 2014 Credit Agreement was paid down. Financing interest expense is interest from our long term debt instruments.
Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$43,194	$37,564	$5,630	15%	$77,820	$70,199	$7,621	11%
Account servicing revenue	337	472	(135)	(29)%	610	880	(270)	(31)%
Finance fee revenue	145	73	72	99%	221	129	92	71%
Other revenue	9,660	10,105	(445)	(4)%	19,827	20,080	(253)	(1)%
Total revenues	53,336	48,214	5,122	11%	98,478	91,288	7,190	8%
Total operating expenses	30,434	26,422	4,012	15%	55,850	50,000	5,850	12%
Operating income	22,902	21,792	1,110	5%	42,628	41,288	1,340	3%
Net foreign currency loss	(5,691)	(493)	(5,198)	1,054%	(2,451)	(4,542)	2,091	(46)%
Income before income taxes	$17,211	$21,299	$(4,088)	(19)%	$40,177	$36,746	$3,431	9%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$5,595	$4,922	$673	14%	$10,474	$9,073	$1,401	15%
Revenues
Payment processing revenue increased $5.6 million for the second quarter of 2016 as compared to the same period in the prior year and $7.6 million for the first half of 2016 as compared to the same period in the prior year. The increase in the both periods as compared to the prior year was primarily due to higher corporate charge card purchase volume from our virtual WEX Travel product. For the first half of 2016, the increase was partially offset by a decrease in the virtual card net interchange rate of 3 basis points as compared to the same period in the prior year. This decrease is the result of a renegotiated contract with a large customer and higher volumes from certain large customers resulting in higher rebate tiers. For the second quarter and the first half of 2016, as compared to the same periods in the prior year, payment processing revenue was also unfavorably impacted by FX rates.

Operating Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$5,536	$5,976	$(440)	(7)%
Service fees	$17,421	$15,081	$2,340	16%
Technology leasing and support & occupancy and equipment	$3,774	$3,217	$557	17%
Salary and other personnel expenses decreased $0.4 million for the second quarter of 2016 as compared to the same period in the prior year and is due to changes in staffing.
Service fees increased $2.3 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to higher transaction processing costs related to the increase in purchase volume.
Technology leasing and support & occupancy and equipment expense collectively increased $0.6 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to costs for external technology providers based on increases in purchase volume.
The following table compares selected expense line items within our Travel and Corporate Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$10,600	$11,134	$(534)	(5)%
Service fees	$32,339	$29,064	$3,275	11%
Technology leasing and support & occupancy and equipment	$7,337	$6,323	$1,014	16%
Salary and other personnel expenses decreased $0.5 million for the six months ended June 30, 2016 as compared to the same period in the prior year and is due to changes in staffing.
Service fees increased $3.3 million for the six months ended June 30, 2016 as compared to the same period in the prior year. This increase is primarily due to higher transaction processing costs related to the increase in purchase volume.
Technology leasing and support & occupancy and equipment expense collectively increased $1.0 million for the six months ended June 30, 2016 as compared to the same period in the prior year. This increase is primarily due to costs for external technology providers based on increases in purchase volume.
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
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a $5.7 million loss for the second quarter of 2016 and a $2.5 million loss for the first half of 2016 compared to a $0.5 million loss for the second quarter of 2015 and a $4.5 million loss for the first half of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.

Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$12,175	$10,390	$1,785	17%	$26,315	$22,247	$4,068	18%
Account servicing revenue	19,548	12,642	6,906	55%	38,359	25,299	13,060	52%
Finance fee revenue	1,885	1,259	626	50%	3,378	2,399	979	41%
Other revenue	3,032	5,628	(2,596)	(46)%	8,300	10,695	(2,395)	(22)%
Total revenues	36,640	29,919	6,721	22%	76,352	60,640	15,712	26%
Total operating expenses	33,902	26,900	7,002	26%	67,953	53,494	14,459	27%
Operating income	2,738	3,019	(281)	(9)%	8,399	7,146	1,253	18%
Net foreign currency gain	449	(437)	886	NM	805	(408)	1,213	NM
Financing interest expense	(5,334)	(3,323)	(2,011)	61%	(10,957)	(6,174)	(4,783)	77%
Income before income taxes	$(2,147)	$(741)	$(1,406)	190%	$(1,753)	$564	$(2,317)	(411)%

Purchase volume	$1,051	$760	$291	38%	$2,144	$1,650	$494	30%
NM - Not Meaningful
Revenues
Payment processing revenue increased $1.8 million for the second quarter of 2016 as compared to the same period in the prior year and $4.1 million for the first half of 2016 as compared to the same period in the prior year. Account servicing revenue increased $6.9 million for the second quarter of 2016 as compared to the same period in the prior year and $13.1 million for the first half of 2016 as compared to the same period in the prior year. These increases were primarily due to revenue associated with organic growth at WEX Health, as well as from revenue associated with Benaissance, which was acquired in November of 2015. Offsetting these revenue increases for the second quarter and first half of 2016, as compared to the same periods in the prior year, were unfavorable impacts from FX rates.
Finance fee revenue increased $0.6 million for the second quarter of 2016 as compared to the same period in the prior year and $1.0 million for the first half of 2016 as compared to the same period in the prior year. This revenue is from cardholder interest on our employee benefits card and the increase is related to organic growth and extending payment terms.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2016 and 2015, customer balances with such concessions totaled $0.1 million and $0.2 million, respectively.
Other revenue decreased $2.6 million for the second quarter of 2016 as compared to the same period in the prior year and $2.4 million for the first half of 2016 as compared to the same period in the prior year. The decrease in the second quarter of 2016 is due to the reclassification of an immaterial amount to our Fleet Solutions segment. The decrease in the first half of 2016 is due to a change in the pricing structure of our benefits product.

Operating Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$15,541	$10,586	$4,955	47%
Service fees	$4,091	$3,923	$168	4%
Technology leasing and support & occupancy and equipment	$2,481	$2,082	$399	19%
Depreciation and amortization	$8,201	$6,314	$1,887	30%
Salary and other personnel expenses increased $5.0 million for the second quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Benaissance, which was acquired in November of 2015.
Service fees increased $0.2 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily related to costs to support revenue growth of WEX Health, and from the acquisition of Benaissance.
Technology leasing and support & occupancy and equipment expense collectively increased $0.4 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to the acquisition of Benaissance.
Depreciation and amortization expenses increased $1.9 million for the second quarter of 2016 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with acquired intangible assets.
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment for the six months ended:

			Increase (decrease)
(in thousands)	June 30, 2016	June 30, 2015	Amount	Percent
Expense
Salary and other personnel	$29,845	$21,208	$8,637	41%
Service fees	$8,808	$7,810	$998	13%
Technology leasing and support & occupancy and equipment	$5,181	$4,096	$1,085	26%
Depreciation and amortization	$16,241	$12,657	$3,584	28%
Salary and other personnel expenses increased $8.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Benaissance, which was acquired in November of 2015.
Service fees increased $1.0 million for the six months ended June 30, 2016 as compared to the same period in the prior year. This increase is primarily related to costs to support revenue growth of WEX Health, and from the acquisition of Benaissance.
Technology leasing and support & occupancy and equipment expense collectively increased $1.1 million for the six months ended June30, 2016 as compared to the same period in the prior year. This increase is primarily due to the acquisition of Benaissance.
Depreciation and amortization expenses increased $3.6 million for the six months ended June 30, 2016 as compared to the same period in the prior year. This increase is primarily related to amortization expense associated with acquired intangible assets.
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
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a $0.4 million gain for the second quarter of 2016 and a $0.8 million gain for the first half of 2016 compared to a $0.4 million loss for the second quarter of 2015 and a $0.4 million loss for the first half of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $2.0 million for the second quarter of 2016 and $4.8 million for the six months ended June 30, 2016 as compared to the same periods in the prior year. These increases are due to the debt incurred to purchase Benaissance.
Non-GAAP financials measures
Although adjusted net income is not calculated in accordance with generally accepted accounting principles (GAAP), this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses a component, adjusted pretax income before NCI, to allocate resources. The Company's non-GAAP adjusted net income excludes acquisition and divestiture related items, stock-based compensation, restructuring costs and other costs related to certain outsourcing initiatives, changes in unrealized fuel price derivatives, net foreign currency remeasurement gains and losses, similar adjustments attributed to our non-controlling interest and certain tax related items. The Company considers this measure integral because in the periods prior to the second quarter of 2016, it eliminated the non-cash volatility associated with fuel price related derivative instruments, and it continues to excludes other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, acquisition-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments, acquisition related asset impairments and adjustments to the tax receivable agreement. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

•
Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time.

•
Restructuring and other costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies, globalize the Company's operations, and advance certain outsourcing initiatives, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide meaningful insight into the fundamentals of current or past operations of our business.

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
The tax related items reflected in the tables below are the difference between the Company’s U.S. GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s U.S. GAAP tax provision.
The following table reconciles net earnings attributable to WEX Inc. to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings attributable to WEX Inc.	$12,567	$26,492	$35,653	$48,837
Acquisition and divestiture related items	34,255	12,016	62,200	22,960
Stock-based compensation	4,870	3,942	9,113	7,160
Restructuring and other costs	5,985	—	7,574	8,559
Changes in unrealized fuel price derivatives	—	14,956	5,007	24,301
Net foreign currency remeasurement loss	4,823	2,161	(11,301)	6,537
ANI adjustments attributable to non-controlling interest	(930)	(765)	(861)	(3,618)
Tax related items	(19,495)	(10,485)	(27,729)	(20,201)
Adjusted net income attributable to WEX Inc.	$42,075	$48,317	$79,656	$94,535
Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and Notes outstanding, as well as other available methods of financing (including deposits, borrowed federal funds and securitization facilities), are adequate to meet our operating, investing and financing needs.
The table below summarizes our cash activities:

(in thousands)	Six months ended June 30,
	2016	2015
Net cash (used for) provided by operating activities	$(56,776)	$53,015
Net cash used for investing activities	(41,155)	(10,246)
Net cash provided by (used for) financing activities	128,639	(138,963)
WEX Bank issued certificates of deposit in various maturities ranging between one month and two years and with fixed interest rates ranging from 0.60 percent to 1.35 percent as of June 30, 2016. As of June 30, 2016, we had approximately $223.9 million of certificates of deposit outstanding, compared to $217.6 million of certificates of deposits outstanding as of June 30, 2015. Certificates of deposit are subject to regulatory capital requirements.
As of June 30, 2016, we had approximately $338.4 million of interest-bearing money market deposits with a weighted average interest rate of 0.51 percent, compared to $299.3 million of interest-bearing money market deposits at June 30, 2015, with a weighted average interest rate of 0.24 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of June 30, 2016, we had $333.1 million of non-interest bearing NOW account deposits and $42.3 million of non-interest bearing customer deposits outstanding. As of June 30, 2015, we had $349.5 million of non-interest bearing NOW account deposits and $38.7 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both June 30, 2016 and 2015, we had no outstanding balance on our federal funds line of credit. As June 30, 2016, we had $125 million of available credit on this line compared to $260 million in 2015.
We added $35.7 million in capital additions during the first six months of 2016, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.

No treasury shares were purchased during the first six months of 2016. We purchased $22.0 million in treasury shares during the first six months of 2015.
Liquidity
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments. Our cash balance for the first six months of 2016 increased $37.9 million, deposits increased by $67.0 million and our financing debt increased by $63.7 million. Our accounts receivable increased $383.8 million and our accounts payable increased $166.9 million, primarily due to volume and price of fuel.
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of June 30, 2016, the Company has approximately $1.9 million in receivables with revolving credit.
As of June 30, 2016, approximately 92 percent of the outstanding accounts receivable balance of $2.0 billion, was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due. As of June 30, 2015, approximately 91 percent of the outstanding accounts receivable balance of $2.1 billion was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due.
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
As of June 30, 2016, we had approximately 1.55 years left on our $700 million revolving credit facility and had $282.6 million of borrowings against it, net of loan origination fees. The outstanding debt under our amortizing term loan arrangement, which was scheduled to expire in January of 2018, totaled $445.0 million at June 30, 2016 and $458.8 million at December 31, 2015. As of June 30, 2016, amounts outstanding under the amortizing term loan bore interest at a rate of LIBOR plus 200 basis points. The revolving credit facility currently bore interest at a rate equal to, at our option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for our domestic borrowings; and the Eurocurrency rate plus 200 basis points for our international borrowings.
On July 1, 2016 we entered into the 2016 Credit Agreement in order to permit the additional financing and investments necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments.
On July 1, 2016 the Company borrowed the entire principal amount of the tranche A term loan facility, the entire principal amount of the tranche B term loan facility and $220.0 million under the revolving credit facility to pay the cash portion of the purchase price for the EFS acquisition, repay outstanding credit facilities, repay amounts outstanding under the 2014 Credit Agreement (which has been superseded by the 2016 Credit Agreement), and pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (initially 3.25%) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (initially 3.50%) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (initially 2.25%) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (initially 2.50%) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (initially 0.50%)

based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with original issue discount of 1.00%.
The 2016 Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•
solely with respect to the tranche B term loan facility, 50% (subject to reduction to 25% and 0% based upon the Company’s consolidated leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the 2016 Credit Agreement);

•
100% of the net cash proceeds of certain asset sales where the proceeds exceed certain thresholds, and certain casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	100% of the net cash proceeds of any incurrence or issuance of certain debt, other than debt permitted under the 2016 Credit Agreement.
The Company may voluntarily prepay outstanding loans from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Eurocurrency Rate loans, provided, however, that if on or prior to the date that is twelve (12) months following the closing date, the Company prepays any loans under the tranche B term loan facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the tranche B term loans so prepaid.
The Company is required to make scheduled quarterly payments each equal to 1.25% in the case of the tranche A term loan facility, and 0.25% in the case of the tranche B term loan facility, of the original principal amount of the respective term loans made on the closing date, with the balance due at maturity.
Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We have been, and expect to continue to be, in compliance with all material covenants and restrictions.
On July 1, 2016, the Company completed the acquisition of EFS for approximately $1.1 billion in cash and $4 million shares of its common stock.
During the second quarter of 2016, the Company signed an agreement to transfer ownership of its NOW account deposits to another bank. The deposits will be replaced with brokered CD's and money market funds, as necessary. This is expected to have an immaterial impact on earnings this year.
On April 28, 2015, we entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. In April 2016, this agreement was extended for one year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain Australian receivables to Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by us (the "Australian Securitization Subsidiary"). The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
We pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin, which as of June 30, 2016, was 2.70 percent. As of June 30, 2016, we had $73.3 million of securitized debt.
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company (the "European Securitization Subsidiary"). The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. This revolving facility has not been utilized as of June 30, 2016.
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax gain of approximately $1.2 million.
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK for $46 million.
As of June 30, 2016, we have approximately $74.5 million in cash located in our foreign entities outside of the United States.

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $21.3 million as of June 30, 2016. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
In January 2016, we began to incur ticking fees for the debt financing commitment associated with the then pending acquisition of EFS. As of June 30, 2016, we recorded $30.0 million of ticking fees, which is included in financing interest expense. These ticking fees were calculated based on the financing commitment of an aggregate principal amount of $2.125 billion that remained in place until the closing of the EFS acquisition on July 1, 2016.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
Letters of credit. As of June 30, 2016, we had posted letters of credit totaling $9.4 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three months ended June 30, 2016, and June 30, 2015:

	Three months ended June 30,
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
During April 2016, the Company began the process of migrating certain general IT controls and processes which cover our core businesses to outsourced service provider CSC (formerly Computer Sciences Corporation).  In addition, the Company designed and implemented related monitoring controls in order to appropriately oversee the work performed by CSC.  Due to the pervasive nature of impacted general IT controls, we consider this outsourcing to represent a material change in our internal control over financial reporting.
 Other than the change noted above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2016. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not purchase shares of our common stock during the second quarter of 2016. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of June 30, 2016.
Under the purchase agreement for the acquisition of Electronic Funds Source LLC, we were prohibited from repurchasing shares of our common stock prior to the consummation of the acquisition without the consent of the sellers.

Item 6. Exhibits.

The exhibit index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

August 9, 2016	By:	/s/ Roberto Simon
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
4.2
Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

10.1
Second Amendment to the Second amended and Restated Agreement, dated as of August 22, 2014, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2016, File No. 001-32426)

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