Form 10-Q
period 2016-09-30
WEX Inc.
filed 2016-11-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________
FORM 10-Q
  _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, $0.01 par value per share	42,734,591 shares

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition; competitive responses to any acquisitions; uncertainty of the expected financial performance of the combined operations following completion of an acquisition; the ability to successfully integrate the Company's acquisitions, specifically, the Electronic Funds Source LLC's operations and employees; the ability to realize anticipated synergies and cost savings; unexpected costs, charges or expenses resulting from an acquisition; the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, and Item 1.A. of Part II of the quarterly report on Form 10-Q filed on April 28, 2016, both with the Securities and Exchange Commission. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$537,150	$279,989
Accounts receivable (less reserve for credit losses of $13,987 in 2016 and $13,832 in 2015)	2,061,358	1,508,605
Securitized accounts receivable, restricted	89,252	87,724
Income taxes receivable	11,006	—
Available-for-sale securities	24,160	18,562
Fuel price derivatives, at fair value	—	5,007
Property, equipment and capitalized software (net of accumulated depreciation of $224,075 in 2016 and $192,140 in 2015)	162,473	138,585
Deferred income taxes, net	43,362	10,303
Goodwill	1,841,663	1,112,878
Other intangible assets, net	1,293,124	470,712
Other assets	270,142	215,544
Total assets	$6,333,690	$3,847,909
Liabilities and Stockholders’ Equity
Accounts payable	$711,101	$378,811
Accrued expenses	287,523	156,180
Income taxes payable	2,181	2,732
Deposits	1,286,595	870,518
Securitized debt	83,868	82,018
Revolving line-of-credit facilities and term loans, net	1,702,265	664,918
Deferred income taxes, net	174,451	83,912
Notes outstanding, net	395,351	394,800
Other debt	108,127	50,046
Amounts due under tax receivable agreement	49,612	57,537
Other liabilities	14,411	10,756
Total liabilities	4,815,485	2,752,228
Commitments and contingencies (Note 14)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,171 shares issued in 2016 and 43,079 in 2015; 42,840 shares outstanding in 2016 and 38,746 in 2015	472	431
Additional paid-in capital	542,010	174,972
Non-controlling interest	11,614	12,437
Retained earnings	1,238,984	1,183,634
Accumulated other comprehensive loss	(102,533)	(103,451)
Less treasury stock at cost; 4,428 shares in 2016 and 2015	(172,342)	(172,342)
Total stockholders’ equity	1,518,205	1,095,681
Total liabilities and stockholders’ equity	$6,333,690	$3,847,909
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Payment processing revenue	$146,182	$133,198	$383,319	$378,714
Account servicing revenue	58,815	39,578	150,770	115,000
Finance fee revenue	36,138	23,502	92,348	64,094
Other revenue	46,621	29,779	101,184	84,187
Total revenues	287,756	226,057	727,621	641,995
Expenses
Salary and other personnel	76,706	57,174	206,778	174,682
Restructuring	2,531	(45)	7,626	8,514
Service fees	53,415	36,924	136,098	100,935
Provision for credit losses	9,489	6,635	19,849	14,532
Technology leasing and support	12,517	10,157	34,525	29,612
Occupancy and equipment	7,271	5,240	19,096	15,271
Depreciation and amortization	46,008	20,778	91,381	62,924
Operating interest expense	2,599	1,483	5,490	4,419
Cost of hardware and equipment sold	859	706	2,429	2,499
Other	21,793	19,260	57,018	50,919
Gain on divestiture	—	—	—	(1,215)
Total operating expenses	233,188	158,312	580,290	463,092
Operating income	54,568	67,745	147,331	178,903
Financing interest expense	(35,064)	(11,330)	(87,040)	(35,334)
Net foreign currency gain (loss)	5,932	6,525	17,233	(12)
Net realized and unrealized gain on fuel price derivative instruments	—	7,922	711	4,671
Non-cash adjustments related to tax receivable agreement	(168)	1,634	(168)	1,634
Income before income taxes	25,268	72,496	78,067	149,862
Income taxes	6,065	30,714	23,730	61,647
Net income	19,203	41,782	54,337	88,215
Less: Net (loss) gain attributable to non-controlling interests	(493)	203	(1,013)	(2,201)
Net earnings attributable to WEX Inc.	19,696	41,579	55,350	90,416
Accretion of non-controlling interest	—	(9,413)	—	(9,413)
Net earnings attributable to shareholders	$19,696	$32,166	$55,350	$81,003

Net earnings attributable to shareholders per share:
Basic	$0.46	$0.83	$1.38	$2.09
Diluted	$0.46	$0.83	$1.38	$2.08
Weighted average common shares outstanding:
Basic	42,788	38,745	40,126	38,780
Diluted	42,871	38,808	40,199	38,852
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$19,203	$41,782	$54,337	$88,215
Changes in available-for-sale securities, net of tax effect of $(37) and $59 for the three months ended September 30, 2016 and 2015 and $123 and $29 for the nine months ended September 30, 2016 and 2015	(62)	99	209	50
Foreign currency translation	1,549	(34,948)	709	(55,265)
Comprehensive income	20,690	6,933	55,255	33,000
Less: comprehensive (loss) income attributable to non-controlling interests	(438)	(2,255)	(823)	(8,084)
Comprehensive income attributable to WEX Inc.	$21,128	$9,188	$56,078	$41,084
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount at par	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Stockholders’ Equity
Balance at December 31, 2014	38,897	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	2	—	24	—	—	—	—	24
Tax expense from stock option and restricted stock units	—	—	(230)	—	—	—	—	(230)
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	7,845	—	—	—	—	7,845
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $29	—	—	—	50	—	—	—	50
Foreign currency translation	—	—	—	(49,382)	—	—	(1,673)	(51,055)
Adjustment of redeemable non-controlling interest	—	—	(13,927)	(9,108)	—	(9,413)	—	(32,448)
Net income (loss)	—	—	—	—	—	90,416	(3,391)	87,025
Balance at September 30, 2015	38,745	$431	$172,788	$(109,021)	$(172,342)	$1,162,733	$12,332	$1,066,921
Balance at December 31, 2015	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	21	—	283	—	—	—	—	283
Tax expense from stock option and restricted stock units	—	—	(300)	—	—	—	—	(300)
Stock issued upon vesting of restricted and deferred stock units	61	1	—	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	12,142	—	—	—	—	12,142
Changes in available-for-sale securities, net of tax effect of $123	—	—	—	209	—	—	—	209
Stock issued for July 1, 2016 purchase of EFS	4,012	40	354,913	—	—	—	—	354,953
Foreign currency translation	—	—	—	709	—	—	190	899
Net income (loss)	—	—	—	—	—	55,350	(1,013)	54,337
Balance at September 30, 2016	42,840	$472	$542,010	$(102,533)	$(172,342)	$1,238,984	$11,614	$1,518,205
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$54,337	$88,215
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized (gain) loss	(17,598)	44,626
Stock-based compensation	14,312	10,227
Depreciation and amortization	91,381	62,924
Ticking fees expensed	30,045	—
Debt restructuring and debt issuance cost amortization	8,631	2,319
Gain on divestiture	—	(1,215)
Loss on debt extinguishment	2,018	—
Provision for deferred taxes	15,668	24,057
Restructuring charge	4,438	8,514
Provision for credit losses	19,849	14,532
Loss on disposal of property, equipment and capitalized software	196	298
Changes in operating assets and liabilities:
Accounts receivable	(405,616)	(78,951)
Other assets	(44,051)	(82,133)
Accounts payable	169,716	107,884
Accrued expenses	(2,866)	40,539
Income taxes	(12,993)	17,288
Other liabilities	(416)	(2,221)
Amounts due under tax receivable agreement	(7,924)	(9,318)
Net cash (used for) provided by operating activities	(80,873)	247,585
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(45,016)	(47,117)
Purchases of available-for-sale securities	(5,716)	(263)
Maturities of available-for-sale securities	450	544
Acquisition of a business, net of cash acquired	(1,089,280)	—
Proceeds from divestiture	—	17,265
Net cash used for investing activities	(1,139,562)	(29,571)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	391	658
Repurchase of share-based awards to satisfy tax withholdings	(2,170)	(2,382)
Proceeds from stock option exercises	284	24
Net change in deposits	415,737	211,015
Net activity on other debt	56,442	155
Net borrowings on 2016 revolving credit facility	96,100	—
Borrowings on 2016 term loans	1,643,000	—
Repayments of 2016 term loans	(8,688)	—
Net repayment on 2014 revolving credit facility	(205,549)	(168,752)
Repayments on 2014 term loan	(458,750)	(20,625)
Ticking fees paid	(22,171)	—
Debt issuance costs	(40,868)	—
Net change in securitized debt	(1,696)	85,658
Purchase of redeemable non-controlling interest	—	(46,018)
Purchase of shares of treasury stock	—	(22,011)
Net cash provided by financing activities	1,472,062	37,722

Effect of exchange rate changes on cash and cash equivalents	5,534	(6,873)
Net change in cash and cash equivalents	257,161	248,863
Cash and cash equivalents, beginning of period	279,989	284,763
Cash and cash equivalents, end of period	$537,150	$533,626
Supplemental cash flow information
Interest paid	$87,177	$41,292
Income taxes paid	$21,098	$19,899
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in a business combination	$354,953	—
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
A non-GAAP metric that adjusts net earnings attributable to shareholders to exclude acquisition and divestiture related items, debt restructuring and debt issuance cost amortization, stock-based compensation, restructuring and other costs related to certain outsourcing initiatives, changes in unrealized fuel price derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to our tax receivable agreement, reserves for regulatory penalties, similar adjustments attributed to our non-controlling interest and certain tax related items.

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topical 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EFS
Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or the year ending December 31, 2016.
The presentation of the accompanying condensed consolidated statements of income has been updated for the three and nine month periods ended September 30, 2016 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue, income from operations, net income or net income per share in any of the periods presented as a result of this updated presentation.
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
In September 2015, the FASB issued ASU 2015-16 related to simplifying the accounting for measurement period adjustments. This standard replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Under the amendments, an acquirer must recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effect on earnings of changes in depreciation, amortization, or other income effects as if the accounting had been completed at the acquisition date. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The Company adopted this standard on January 1, 2016.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits and borrowed federal funds approximate their respective fair values as the interest rates on these financial instruments are variable. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

2.	New Accounting Standards
In May 2014, the FASB issued ASU 2014-09 related to revenue recognition, which will supersede most existing revenue recognition guidance under U.S. GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the Board voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of December 15, 2016. FASB has and is expected to continue to issue clarifications on various aspects of ASU 2014-09. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has not yet selected a transition method.
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
In June 2016, the FASB issued ASU 2016-13 which requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15 which provides clarification on the classification of eight specific cash flow presentation issues that have developed out of diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, cash receipts from payments on beneficial interests in securitization transactions, and proceeds from the settlement of insurance claims. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

3.	Business Acquisitions
EFS
On July 1, 2016, the Company acquired all of the outstanding membership interests of EFS, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments. The acquisition will enable the combined company to expand its customer footprint and to utilize EFS' technology to better serve the needs of all fleet customers.
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355,000 based on the July 1, 2016 closing price of the Company's common stock on the New York Stock Exchange, representing approximately 9.4% of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,182,000, and was funded with amounts received under the 2016 Credit Agreement described further in Note 9. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,444,000, net of $93,000 in cash acquired. This amount is subject to working capital adjustments.
During the third quarter of 2016, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the EFS acquisition. Based on such information, the Company recorded intangible assets and goodwill as described below. The Company is still reviewing the valuation of all assets and liabilities and has not finalized the purchase accounting.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents the preliminary allocation of the purchase price by the assets and liabilities acquired and goodwill recognized in this business combination:

Consideration paid, net of cash acquired	1,444,235
Less:
Accounts receivable	164,459
Property and equipment, net	8,249
Customer relationships (a)(b)	832,400
Developed technologies (a)(c)	31,100
Trade name (a)(d)	14,600
Deferred income tax assets	34,571
Accounts payable	(153,777)
Accrued expenses	(128,281)
Deferred income tax liabilities	(78,119)
Other assets and liabilities	54
Recorded goodwill (a)	$718,979

(a)
Approximately $1,356,350 in goodwill and other intangible assets recorded from this business combination were assigned to our Fleet Solutions segment, the remaining $293,729 was assigned to our Travel and Corporate Solutions segment.

(b)	Weighted average life – 8.7 years.

(c)	Weighted average life – 2.3 years.

(d)	Weighted average life – 3.3 years.
Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition.
The Company is currently evaluating the tax basis and the allocation of book basis to the assets recognized in this business combination. The preliminary estimates could change significantly upon completion of this evaluation. We estimate approximately $530,000 of the goodwill recognized in this business combination will be deductible for income tax purposes.
At September 30, 2016, estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years is as follows:

Remaining 2016	$15,591
2017	$76,241
2018	$75,155
2019	$69,522
2020	$64,786
2021	$57,951
Thereafter	$503,264
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. Pro forma results include the amortization associated with acquired intangible assets, interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results. To reflect recurring results of the combined companies, transaction costs directly attributable to the acquisition have been eliminated. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. Subsequent to the July 1, 2016 acquisition date, the operations of EFS contributed revenues of approximately $35,017 and net income before taxes of approximately $1,511 to the Company's Fleet Solutions segment and revenues of approximately $5,012 and net income before taxes of approximately $1,993 to the Company's Travel and Corporate Solutions segment.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents unaudited pro forma operational results as if EFS has been included in the Company's unaudited condensed consolidated statements of operations as of the beginning of the fiscal periods ended:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total revenues	$287,755	261,361	$796,514	748,186
Net earnings attributable to shareholders	$30,357	20,592	$38,670	47,852
Pro forma net income attributable to shareholders per common share:
Net income per share - basic	$0.71	$0.53	$0.96	$1.23
Net income per share - diluted	$0.71	$0.53	$0.96	$1.23
Benaissance
On November 18, 2015, the Company purchased the stock of Benaissance for approximately $80,677. The transaction was financed through the Company’s cash on hand and existing credit facility. Benaissance provides financial management for health benefits administration by offering SaaS solutions for individual single point and consolidated group premium billing. The Company acquired Benaissance to enhance the Company's positioning in the growing healthcare market.
During the fourth quarter of 2015, the Company obtained preliminary information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the Benaissance acquisition. During the first quarter of 2016, the Company decreased certain tangible assets by $502 and increased Goodwill by $502. Based on such information, the Company recorded intangible assets and goodwill as described below. Goodwill is expected to be deductible for tax purposes. The Company finalized our Benaissance purchase accounting in the third quarter of 2016.
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
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

based on the revolving balance. The Company had approximately $2,600 in receivables with revolving credit as of September 30, 2016 and $1,100 in receivables with revolving credit as of December 31, 2015.
The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment. No customer made up more than eight percent of the outstanding receivables at September 30, 2016. One customer made up eleven percent of the outstanding receivables at December 31, 2015.
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
As of September 30, 2016, approximately 93 percent of the outstanding balance of total trade accounts receivable was current and approximately 97 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of September 30, 2015, approximately 90 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Nine months ended September 30,
	2016	2015
Balance, beginning of period	$13,832	$13,919
Provision for credit losses	19,849	14,532
Charge-offs	(24,825)	(20,667)
Recoveries of amounts previously charged-off	4,980	3,965
Currency translation	151	(214)
Balance, end of period	$13,987	$11,535

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

6.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the first nine months of 2016 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2016	$735,770	$38,134	$350,321	$1,124,225
Acquisition of EFS	602,423	116,556	—	718,979
Acquisition adjustments	—	—	502	502
Impact of foreign currency translation	8,617	(1,739)	2,949	9,827
Gross goodwill, September 30, 2016	1,346,810	152,951	353,772	1,853,533

Accumulated impairment, January 1, 2016	(867)	(10,480)	—	(11,347)
Impact of foreign currency translation	(40)	(483)	—	(523)
Accumulated impairment, September 30, 2016	$(907)	$(10,963)	$—	$(11,870)

Net goodwill, January 1, 2016	$734,903	$27,654	$350,321	$1,112,878
Net goodwill, September 30, 2016	$1,345,903	$141,988	$353,772	$1,841,663
The Company had no impairments to goodwill during the nine months ended September 30, 2016.
Other Intangible Assets
During the third quarter of 2016, management shortened the useful life of our preexisting over-the-road payment processing technology as a result of the EFS acquisition. We now expect to transition off of this software during the third quarter of 2017. This change in the estimated useful life of this intangible asset resulted in approximately $5.9 million of accelerated amortization during the quarter.
The changes in other intangible assets during the first nine months of 2016 were as follows:

	Net Carrying Amount, January 1, 2016	Acquisitions	Amortization	Transfers[1]	Impact of foreign currency translation	Net Carrying Amount, September 30, 2016
Definite-lived intangible assets
Acquired software and developed technology	$114,012	$31,100	$(16,516)	$—	$348	$128,944
Customer relationships	297,904	832,400	(36,520)	—	2,287	1,096,071
Licensing agreements	27,398	—	(3,823)	—	764	24,339
Patent	878	—	(113)	—	(14)	751
Trademarks and trade names	13,144	14,600	(2,094)	11,000	(204)	36,446
Indefinite-lived intangible assets
Trademarks and trade names	17,376	—	—	(11,000)	197	6,573
Total	$470,712	$878,100	$(59,066)	$—	$3,378	$1,293,124
[1] During the third quarter of 2016, management reevaluated a trade name assigned to the Health and Employee Benefits Solutions segment, which was previously believed to have an indefinite life. As result, it was determined it is now probable that the trade name will not be renewed upon its 2024 expiration date. As such, this intangible asset will be amortized over its seven-year remaining estimated useful life.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for the remainder of 2016 and for each of the five succeeding fiscal years:

Remaining 2016	$33,420
2017	$135,637
2018	$119,493
2019	$110,611
2020	$102,706
2021	$92,099
Other intangible assets, net consist of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$185,487	$(56,543)	$128,944	$155,182	$(41,170)	$114,012
Customer relationships	1,227,953	(131,882)	1,096,071	403,382	(105,478)	297,904
Licensing agreements	32,793	(8,454)	24,339	31,903	(4,505)	27,398
Patent	2,524	(1,773)	751	2,413	(1,535)	878
Trademarks and trade names	41,696	(5,250)	36,446	16,410	(3,266)	13,144
	$1,490,453	$(203,902)	1,286,551	$609,290	$(155,954)	453,336
Indefinite-lived intangible assets
Trademarks and trade names			6,573			17,376
Total			$1,293,124			$470,712

7.	Earnings per Share
Basic earnings per share is computed by dividing net earnings attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and deferred stock units and unvested performance-based restricted stock units for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase the Company's common stock at the average market price during the period.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net earnings attributable to shareholders – Basic and Diluted	$19,696	$32,166	$55,350	$81,003
Weighted average common shares outstanding – Basic	42,788	38,745	40,126	38,780
Dilutive impact of share based compensation awards	83	63	73	72
Weighted average common shares outstanding – Diluted	42,871	38,808	40,199	38,852

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

For the three and nine months ended September 30, 2016 and September 30, 2015, an immaterial number of outstanding stock options, restricted stock units, and performance based restricted stock units for which the performance condition has been met as of the dates of determination were excluded from the computation of diluted earnings per share because the effect of including these awards would be anti-dilutive.

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
During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate alternatives as it relates to this hedging program. During the first quarter of 2016, the Company held fuel-price sensitive derivative instruments to hedge approximately 20 percent of its anticipated U.S. fuel-price related earnings exposure based on assumptions at time of purchase and all these positions were settled as of March 31, 2016. After the first quarter of 2016, the Company is no longer hedged for changes in fuel prices.
In April 2014, the Company initiated a partial foreign currency exchange hedging program. In 2014, the Company managed its foreign currency exchange exposure on an intra-quarter basis. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions. Because this was a partial foreign currency exchange hedging program, the Company had foreign currency exchange exposure which was not hedged while the program was in effect.
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
As of September 30, 2016, the Company had the following foreign currency swap outstanding, which is not designated as a hedging contract and settles in U.S. dollars during the fourth quarter of 2016:

Aggregate Notional Amount
Australian dollar	A$	10,000
The following table presents information on the location and amounts of derivative gains and losses in the unaudited condensed consolidated statements of income:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in	Three months ended September 30,		Nine months ended September 30,
	Income on Derivative	2016	2015	2016	2015
Commodity contracts	Net realized and unrealized (loss) gain on fuel price derivatives	$—	$7,922	$711	$4,671
Foreign currency contracts	Net foreign currency gain (loss)	$1	$(100)	$40	$21,867

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents information on the location and amounts of derivative fair values in the unaudited condensed consolidated balance sheets:

	Derivatives Classified as Assets				Derivatives Classified as Liabilities
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity contracts	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$5,007	Fuel price derivatives, at fair value	$—	Fuel price derivatives, at fair value	$—
Foreign currency contracts	Accounts receivable	$—	Accounts receivable	$—	Accounts payable	$9	Accounts payable	$90

9.	Financing and Other Debt
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
As of September 30, 2016, the Company had $86,424, net of loan origination fees, of borrowings against its $470,000 revolving credit facility. The outstanding debt under the amortizing term loan arrangement totaled $1,615,841, net of loan origination fees at September 30, 2016. As of September 30, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 3.8%.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (3.25% at September 30, 2016) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (3.50% at September 30, 2016) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (2.25% at September 30, 2016) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (2.50% at September 30, 2016) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.50% at September 30, 2016) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
The 2016 Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•
solely with respect to the tranche B term loan facility, currently 50% (subject to reduction to 25% and 0% based upon the Company’s consolidated leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the 2016 Credit Agreement);

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
On July 1, 2016, the Company entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. See above for a discussion of the 2016 Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Borrowed Federal Funds
In the third quarter of 2016, the Company increased its federal funds lines of credit to $225,000. As of September 30, 2016, the Company had $0 outstanding on its $225,000 federal funds lines of credit. As of December 31, 2015 the Company had no outstanding balance on its $257,500 of available credit on these lines.
UNIK debt
UNIK had approximately $13,127 of debt as of September 30, 2016, and $5,046 of debt as of December 31, 2015. UNIK's debt is comprised of various credit facilities held in Brazil, with various maturity dates. The weighted average annual interest rate was 14.6 percent as of September 30, 2016 and 13.5 percent as of December 31, 2015. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third-party bank to fund customer balances that exceeded WEX Bank's lending limit to an individual customer. This agreement was most recently amended in July 2016 to extend the maturity date while maintaining a funding capacity of $45,000. During the second quarter of 2016, WEX Bank entered into another agreement with a separate third-party bank for a funding capacity of $10,000. This agreement was amended in August 2016 to increase the funding capacity to $50,000. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt was $95,000 as of September 30, 2016 and $45,000 as of December 31, 2015 and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $95,000. The Company's participation debt agreements will mature on December 31, 2020 and August 18, 2017, respectively. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Australian securitization facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. In April 2016, this agreement was extended for one year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to our Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.70 percent as of September 30, 2016 and 2.91 percent as of December 31, 2015. The Company had $76,408 of securitized debt under this facility as of September 30, 2016 and $82,018 of securitized debt as of December 31, 2015.
European securitization facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The Company had $7,460 of securitized debt under this facility as of September 30, 2016 at an interest rate of 0.83 percent.
Debt issuance costs
During the third quarter of 2016, the Company capitalized approximately $46,882 of debt issuance costs associated with the 2016 Credit Agreement. Additionally, we expensed approximately $5,056 during the third quarter of 2016 related to noncapitalizable third-party costs incurred in connection with the modification of certain 2014 Credit Agreement syndicate loans. These debt issuance costs will be amortized into interest expense over the 2016 Credit Agreement's term using the effective interest method for the tranche A and B term loans and the straight-line method for the revolver.
The Company recognized a loss of $2,018 associated with the early extinguishment of the 2014 Credit Agreement during the three months ended September 30, 2016, including a partial write-off of previously capitalized debt issuance costs and newly paid lender fees associated with the extinguishment of syndicate borrowings.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

In January 2016, the Company began to incur ticking fees for the debt financing commitment associated with the 2016 Credit Agreement in anticipation of the then pending acquisition of EFS. Pursuant to the terms set forth in the bank commitment letter, the ticking fees were calculated based on the financing commitment in the aggregate amount of $2,125,000, and remained in place until the closing of the EFS acquisition on July 1, 2016 (see Note 3). Total ticking fees accrued were $30,045 for the nine months ended September 30, 2016, and are included in financing interest expense. In conjunction with the continued negotiation of the Company's new credit agreement, the amount of ticking fees to be paid was reduced by $7,874. The total amount of ticking fees paid at the closing of the EFS acquisition was $22,171. The excess ticking fees were reflected as a reduction of the $46,882 debt issuance costs related to the 2016 Credit Agreement noted above and will be amortized over the 2016 Credit Agreement's term using the effective interest method for the tranche A and B term loans and the straight-line method for the revolver.
The following table presents the Company's net debt issuance costs related to its revolving line-of-credit facilities, term loan and notes outstanding:

	September 30, 2016	December 31, 2015
Revolving line of credit facilities and term loan	$40,147	$4,837
Notes outstanding	$4,649	$5,200

10.	Fair Value
The Company holds mortgage-backed securities, fixed income securities, derivatives (see Note 8, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three or nine months ended September 30, 2016.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels as of September 30, 2016:

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$499	$—	$499	$—
Asset-backed securities	688	—	688	—
Municipal bonds	708	—	708	—
Fixed-income mutual fund	22,265	22,265	—	—
Total available-for-sale securities	$24,160	$22,265	$1,895	$—
Executive deferred compensation plan trust (a)	$5,716	$5,716	$—	$—

Liabilities:
Foreign currency swaps (b)	$9	$—	$9	$—

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The fair value of these instruments is recorded in Accounts payable.

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels as of December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Mortgage-backed securities	$650	$—	$650	$—
Asset-backed securities	848	—	848	—
Municipal bonds	398	—	398	—
Fixed-income mutual fund	16,666	16,666	—	—
Total available-for-sale securities	$18,562	$16,666	$1,896	$—
Executive deferred compensation plan trust (a)	$5,655	$5,655	$—	$—
Fuel price derivatives – unleaded fuel (b)	$3,083	$—	$3,083	$—
Fuel price derivatives – diesel (b)	1,924	—	—	1,924
Total fuel price derivatives	$5,007	$—	$3,083	$1,924

Liabilities:
Foreign currency swaps (c)	$90	$—	$90	$—

(a)	The fair value of these instruments is recorded in Other assets.

(b)	The balance sheet presentation combines unleaded fuel and diesel fuel positions.

(c)	The fair value of these instruments is recorded in Accounts payable.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Available-for-sale securities and executive deferred compensation plan trust
When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund which is invested in fixed-income securities and is held in order to satisfy certain regulatory requirements of WEX Bank.
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
Foreign currency contracts
Derivatives include foreign currency forward and swap contracts. The Company's foreign currency forward and swap contracts are valued using an income approach (Level 2) based on the spot rate less the contract rate multiplied by the notional amount. We consider counterparty credit risk in the valuation of the Company's derivatives. This credit risk did not have a material impact on the valuation of the Company's derivatives during 2016 and 2015.
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

The following table presents a reconciliation of the beginning and ending balances for fuel-price derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2015:

Fuel Price Derivatives – Diesel
Beginning balance, July 1 2015	$6,078
Total gains and (losses) – realized/unrealized
Included in earnings (a)	(1,633)
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfers (in)/out of Level 3	—
Ending balance, September 30 2015	$4,445

(a)
Gains and losses for the three months ended September 30, 2015 are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents a reconciliation of the beginning and ending balances for fuel-price derivative assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended:

	September 30, 2016	September 30, 2015
	Fuel Price Derivatives – Diesel	Fuel Price Derivatives – Diesel
Beginning balance, January 1, 2016 and 2015, respectively	$1,924	$11,848
Total (losses) and gains – realized/unrealized
Included in earnings (a)	(1,924)	(7,403)
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers (in)/out of Level 3	—	—
Ending balance September 30, 2016 and 2015, respectively	$—	$4,445

(a)
Gains and losses for the nine months ended September 30, 2016 and 2015 are reported in net realized and unrealized losses on fuel price derivatives on the unaudited condensed consolidated statements of income.

Debt
We determine the fair value of the amount outstanding under our 2016 Credit Facility and Notes based on the market rates for the issuance of the Company's debt which are Level 2 inputs in the fair value hierarchy. The fair value of amounts outstanding under the 2016 Credit Facility approximate the carrying value.
The Notes outstanding as of September 30, 2016 have a carrying value of $400,000, less loan origination fees of $4,649, and a fair value of $396,000. As of December 31, 2015 the carrying value of the $400,000 in Notes outstanding, less loan origination fees of $5,200, had a fair value of $366,000.

11.	Accumulated Other Comprehensive Income (Loss)
A reconciliation of accumulated other comprehensive income (loss) for the three month periods ended September 30, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$59	$(104,079)	$(178)	$(67,344)
Other comprehensive income (loss)	(62)	1,549	99	(32,490)
Purchase of redeemable non-controlling interest	—	—	—	(9,108)
Ending balance	$(3)	$(102,530)	$(79)	$(108,942)
A reconciliation of accumulated other comprehensive income (loss) for the nine month periods ended September 30, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(212)	$(103,239)	$(129)	$(50,452)
Other comprehensive income (loss)	209	709	50	(49,382)
Purchase of redeemable non-controlling interest	—	—	—	(9,108)
Ending balance	$(3)	$(102,530)	$(79)	$(108,942)
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
The total tax effect on accumulated unrealized losses, as of September 30, 2016, was $5,025, and the total tax effect on accumulated unrealized losses, as of September 30, 2015, was $1,414.

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
A reconciliation of redeemable non-controlling interest for the three and nine month periods ended September 30, 2015, is as follows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Balance, beginning of period	$14,992	$16,590
Net gain attributable to redeemable non-controlling interest	531	1,190
Currency translation adjustment	(1,953)	(4,210)
Adjustment to redemption value	9,413	9,413
Excess purchase amount over redemption value	23,035	23,035
Purchase of non-controlling interest	(46,018)	(46,018)
Ending balance	$—	$—

On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.

A reconciliation of non-controlling interest for the three and nine month periods ended September 30, 2016 and September 30, 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$12,052	$13,165	$12,437	$17,396
Net loss attributable to non-controlling interest	(493)	(328)	(1,013)	(3,391)
Currency translation adjustment	55	(505)	190	(1,673)
Ending balance	$11,614	$12,332	$11,614	$12,332

13.	Income Taxes
The Company's effective tax rate was 24.0 percent for the third quarter of 2016 as compared to 42.4 percent for the third quarter of 2015. A decrease to valuation allowances previously established on estimated non-deductible expenses and certain state net operating losses in the aggregate amount of $3,175 was recorded as a reduction to income tax expense during the third quarter of 2016. The acquisition of EFS provided additional sources of taxable income causing a change in judgment about the realizability of related deferred tax assets. Nondeductible expenses and discrete tax items in the third quarter of 2015 contributed to the higher effective tax rate, as compared to the third quarter of 2016. Other factors contributing to the rate

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

fluctuation include changes in the mix of earnings among different tax jurisdictions as well as changes to overall worldwide profitability.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $27,092 at September 30, 2016, and $13,230 at December 31, 2015. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

14.	Commitments and Contingencies
Litigation
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary.
The Company is currently conducting an internal review of this matter and intends to vigorously defend itself. The current estimate of a reasonably possible loss contingency is not material to the Company's consolidated financial position, results of operations, cash flows or liquidity.
The Company is involved in other pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
Commitments
As described in Notes 3 and 9, the Company closed on the 2016 Credit Agreement and the EFS acquisition on July 1, 2016.
Other significant commitments and contingencies as of September 30, 2016 are consistent with those discussed in Note 18 to the consolidated financial statements in the 2015 Annual Report.

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
The Company continued its efforts to improve its overall operational efficiency and began a second restructuring initiative (the "2016 Restructuring Initiative") during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a restructuring program in the third quarter of 2016 (the "Acquisition Integration Restructuring Initiative").
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the program. The Company has determined that the amount of expenses related to these initiatives are probable and estimable and has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheet. The balance under the 2015 Restructuring Initiative is expected to be paid through 2017, the amount under the 2016 Restructuring Initiative is expected to be paid through 2018, and the amount under the Acquisition Integration Restructuring Initiative is expected to be paid through 2017. The Company expects to incur an additional $3,000 in restructuring costs related to the 2015 Restructuring Initiative, an additional $900 in restructuring costs related to the 2016 Restructuring Initiative, and an additional $1,300 in restructuring costs related to the Acquisition Integration Restructuring Initiative.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company's 2015 Restructuring Initiative liability for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$7,085	$8,822	$7,249	$—
Restructuring charges	446	—	2,035	8,559
Reserve release	—	(45)	—	(45)
Cash paid	(638)	—	(2,763)	—
Impact of foreign currency translation	701	(304)	1,073	(41)
Ending balance	$7,594	$8,473	$7,594	$8,473
The following table presents the Company’s 2016 Restructuring Initiative liability for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning balance	$3,488	$—
Restructuring charges	—	3,506
Cash paid	(4)	(4)
Impact of foreign currency translation	264	246
Ending balance	$3,748	$3,748
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning balance	$—	$—
Restructuring charges	2,085	2,085
Cash paid	(421)	(421)
Impact of foreign currency translation	—	—
Ending balance	$1,664	$1,664
The following table presents the Company's total restructuring liability for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	2016	2015	2016	2015
Beginning balance	$10,573	$8,822	$7,249	$—
Restructuring charges	2,531	—	7,626	8,559
Reserve release	—	(45)	—	(45)
Cash paid	(1,063)	—	(3,188)	—
Impact of foreign currency translation	965	(304)	1,319	(41)
Ending balance	$13,006	$8,473	$13,006	$8,473

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
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude certain items as noted below.
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
During the third quarter of 2016, management continued to further refine our segment reporting, reclassifying certain revenues and expenses previously reported in our Health and Employee Benefit Solutions segment to our Fleet Solutions segment. The prior year amounts have been revised to reflect these adjustments, which were not deemed to be material to prior interim or annual periods, either individually or in the aggregate.

Our segments earn interest income both from banking relationships and from cardholders. The majority of interest income from cardholders is earned on our salary payment cards offered in Brazil.

The following table presents the Company's interest income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fleet Solutions	$961	$142	$2,547	$966
Travel and Corporate Solutions	143	91	330	245
Health and Employee Benefit Solutions	2,794	1,606	6,176	4,010
Total interest income	$3,898	$1,839	$9,053	$5,221
Net realized and unrealized losses on derivative instruments are allocated to the Fleet Solutions segment in the computation of segment results for internal evaluation purposes. Total assets are not allocated to the segments.
Beginning in the second quarter of 2015, adjusted pre-tax income before NCI excludes net foreign currency gains and losses. Beginning in the third quarter of 2016, adjusted pre-tax income before NCI further excludes debt issuance cost amortization. For comparative purposes, adjusted pre-tax income before NCI attributable to shareholders for the prior periods has been adjusted to reflect the exclusion of these items and differs from the figure previously reported due to this adjustment.
The segment information has also been updated for the three and nine month periods ended September 30, 2015 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue or other financial information in any of the periods presented as a result of this updated presentation.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following tables present the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fleet Solutions revenue
Payment processing revenue	$83,132	$80,230	$216,133	$233,300
Account servicing revenue	37,414	26,024	90,400	75,267
Finance fee revenue	33,230	21,794	85,841	59,858
Other revenue	30,982	14,789	57,417	43,345
Total Fleet Solutions revenue	$184,758	$142,837	$449,791	$411,770

Total Fleet Solutions operating interest expense	$1,066	$405	$1,867	$1,566
Total Fleet Solutions depreciation and amortization	$35,172	$13,266	$62,927	$41,877
Total Fleet Solutions adjusted pre-tax income before NCI	$49,718	$55,902	$121,096	$153,725

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Travel and Corporate Solutions revenue
Payment processing revenue	$52,551	$44,387	$130,372	$114,586
Account servicing revenue	242	449	852	1,329
Finance fee revenue	115	104	336	233
Other revenue	10,407	11,542	30,235	31,621
Total Travel and Corporate Solutions revenue	$63,315	$56,482	$161,795	$147,769

Total Travel and Corporate Solutions operating interest expense	$840	$488	$2,003	$754
Total Travel and Corporate Solutions depreciation and amortization	$1,630	$1,336	$3,007	$2,251
Total Travel and Corporate Solutions adjusted pre-tax income before NCI	$31,449	$26,991	$74,797	$68,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Health and Employee Benefit Solutions revenue
Payment processing revenue	$10,499	$8,581	$36,814	$30,828
Account servicing revenue	21,159	13,105	59,518	38,404
Finance fee revenue	2,793	1,604	6,171	4,003
Other revenue	5,232	3,448	13,532	9,221
Total Health and Employee Benefit Solutions revenue	$39,683	$26,738	$116,035	$82,456

Total Health and Employee Benefit Solutions operating interest expense	$693	$590	$1,620	$2,099
Total Health and Employee Benefit Solutions depreciation and amortization	$9,206	$6,176	$25,447	$18,796
Total Health and Employee Benefit Solutions adjusted pre-tax income before NCI	$3,364	$2,633	$15,571	$12,144

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table reconciles income before income taxes to adjusted pre-tax income before NCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income before income taxes	$25,268	$72,496	$78,067	$149,862
Acquisition and divestiture related items	46,955	11,888	108,805	34,843
Debt restructuring and debt issuance cost amortization	9,106	778	10,649	2,319
Stock-based compensation	5,199	3,067	14,312	10,227
Restructuring and other costs	3,767	(45)	11,689	8,514
Changes in unrealized fuel price derivatives	—	3,251	5,007	27,552
Net foreign currency remeasurement (gains) losses	(5,932)	(6,525)	(17,233)	12
Non-cash adjustments related to tax receivable agreement	168	(1,634)	168	(1,634)
Regulatory reserve	—	2,250	—	2,250
Adjusted pre-tax income before NCI	$84,531	$85,526	$211,464	$233,945

The Company's adjusted pre-tax income before NCI excludes acquisition and divestiture related items, debt restructuring and debt issuance cost amortization, stock-based compensation, restructuring and other costs related to certain outsourcing initiatives, changes in unrealized fuel price derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to our tax receivable agreement and reserves for regulatory penalties.
Although adjusted pre-tax income before NCI is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses it to allocate resources. The Company considers this measure integral because in the periods prior to the second quarter of 2016, it eliminated the non-cash volatility associated with fuel price related derivative instruments, and it continues to exclude other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

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

•
Debt issuance cost amortization is a non-cash item.  Additionally, both the debt issuance cost amortization and the costs associated with debt restructuring are unrelated to the continuing operations of the Company.   Because these types of costs are dependent upon the financing method which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

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

•
Restructuring and other costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies, globalize the Company's operations, and advance certain outsourcing initiatives, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

•
Exclusion of the non-cash, mark-to-market adjustments on fuel-price related derivative instruments helps management identify and assess trends in the Company's underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel-price-related derivative contracts. The non-cash mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, receivable and payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.

•
Regulatory reserves reflect charges related to the estimated impact of a regulatory action which resulted in WEX paying a penalty. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide insight into the fundamentals of the current or past operations of our business.

•	The non-cash adjustments related to tax receivable agreement have no significant impact on the ongoing operations of the business.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

WEX Bank’s actual and regulatory minimum capital amounts and ratios as of September 30, 2016 are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
Total Capital to risk-weighted assets	$245,245	14.30%	$137,200	8.00%	$171,500	10.00%
Tier 1 Capital to average assets	236,458	12.12%	78,039	4.00%	97,549	5.00%
Common equity to risk-weighted assets	236,458	13.79%	77,162	4.50%	111,456	6.50%
Tier 1 Capital to risk-weighted assets	236,458	13.79%	102,882	6.00%	137,177	8.00%

WEX Bank's actual and regulatory minimum capital amounts and ratios as of December 31, 2015 are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
Total Capital to risk-weighted assets	$202,294	15.50%	$104,437	8.00%	$130,547	10.00%
Tier 1 Capital to average assets	193,337	11.23%	68,865	4.00%	86,082	5.00%
Common equity to risk-weighted assets	193,337	14.81%	58,746	4.50%	84,855	6.50%
Tier 1 Capital to risk-weighted assets	193,337	14.81%	78,328	6.00%	104,437	8.00%

18.	Subsequent Events
Interest Rate Swap Agreements
On November 3, 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Commencing on December 30, 2016, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125% under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800,000 of our borrowings.
The derivative agreements do not qualify for hedge accounting treatment and as such future changes in the fair value of these derivatives will be marked-to-market within our consolidated statements of income.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The notional amounts, fixed and variable interest rates and maturities of the swap agreements are as follows:

	Tranche A	Tranche B	Tranche C
Notional amount (USD)	400,000	150,000	250,000
Amortization	5% annually	N/A	N/A
Maturity date	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	1.108%	1.125%	0.896%
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
The Company’s U.S. operations include WEX, Fleet One, WEX Bank, WEX Health, and EFS. Our international operations include our wholly-owned subsidiaries WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, UNIK, a Brazil-based company, and WEX Europe, located in the United Kingdom, and our majority owned subsidiary WEX Europe Services, also located in the United Kingdom.
Summary
Below are selected items from the third quarter of 2016:

•	Average number of vehicles serviced increased 6 percent from the third quarter of 2015 to approximately 10.3 million for the third quarter of 2016, primarily related to the acquisition of EFS.

•
Total fuel transactions processed increased 21 percent from the third quarter of 2015 to 126.9 million for the third quarter of 2016. Total payment processing transactions in our Fleet Solutions segment increased 15 percent to 102.9 million for the third quarter of 2016 as compared to the same quarter in 2015. Transaction processing transactions increased 55 percent to 24.0 million for the third quarter of 2016, as compared to the same quarter in 2015. The increase in payment processing transactions resulted from a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016 and the acquisition of EFS. The primary driver for the increase in transaction processing transactions was due to the acquisition of EFS, partially offset by the portfolio conversion mentioned above.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment decreased 2 percent to $64.05 for the third quarter of 2016, from $65.04 for the same period in the prior year. The average U.S. fuel price per gallon during the third quarter of 2016 was $2.24, a 14 percent decrease as compared to the same period in the prior year. The average Australian fuel price per gallon during the third quarter of 2016 was $3.45, a 5 percent decrease as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment was $5.7 million during the third quarter of 2016, as compared to $6.2 million during the third quarter of 2015. Spend volume increased 13 percent in the third quarter of 2016, as compared to the same quarter last year and our credit losses were 8.6 basis points of fuel expenditures for the third quarter of 2016, as compared to 10.6 basis points of fuel expenditures for the same period last year.

•
There were no realized gains or losses on fuel price derivatives during the third quarter of 2016 as compared to a realized gain of $11.2 million for the same period in the prior year. After the first quarter of 2016, the Company no longer holds fuel-price sensitive derivative instruments.

•
Travel and Corporate Solutions purchase volume grew by approximately $1.3 billion from the third quarter of 2015 to $7.1 billion for the third quarter of 2016, an increase of 23 percent, driven by organic growth in our travel product and the impact of the EFS acquisition.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a gain of $5.9 million for the third quarter of 2016, compared to a gain of $6.5 million for the third quarter of 2015.

•
Our effective tax rate was 24.0 percent for the third quarter of 2016 as compared to 42.4 percent for the third quarter of 2015. A decrease to valuation allowances previously established on estimated non-deductible expenses and certain state net operating losses in the aggregate amount of $3.2 million was recorded as a reduction to income tax expense during the third quarter of 2016. The acquisition of EFS provided additional sources of taxable income causing a change in judgment about the realizability of related deferred tax assets. Nondeductible expenses and discrete tax items in the third quarter of 2015 contributed to the higher effective tax rate, as compared to the third quarter of 2016. Other factors contributing to the rate fluctuation include changes in the mix of earnings among different tax jurisdictions as well as changes to overall worldwide profitability. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate may also fluctuate due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates.

Beginning in the fourth quarter of 2015, the Company reports results for three segments; Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Previously, the Travel and Corporate Solutions segment and Health and Employee Benefit Solutions segment were combined in an Other Payment Solutions segment. This increase from two segments to three segments enhanced transparency and aligned with how we are now operating our business.

During the third quarter of 2016, management continued to further refine our segment reporting, reclassifying certain revenues and expenses previously reported in our Health and Employee Benefits segment to our Fleet segment. The prior year amounts have been revised to reflect these adjustments, which were not deemed to be material to prior interim or annual periods, either individually or in the aggregate.

Results of Operations
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$83,132	$80,230	$2,902	4%	$216,133	$233,300	$(17,167)	(7)%
Account servicing revenue	37,414	26,024	11,390	44%	90,400	75,267	15,133	20%
Finance fee revenue	33,230	21,794	11,436	52%	85,841	59,858	25,983	43%
Other revenue	30,982	14,789	16,193	109%	57,417	43,345	14,072	32%
Total revenues	184,758	142,837	41,921	29%	449,791	411,770	38,021	9%
Total operating expenses	162,442	102,968	59,474	58%	385,741	307,347	78,394	26%
Operating income	22,316	39,869	(17,553)	(44)%	64,050	104,423	(40,373)	(39)%
Net foreign currency gain	2,304	3,892	(1,588)	(41)%	15,251	2,305	12,946	562%
Financing interest expense	(25,669)	(6,958)	(18,711)	269%	(66,688)	(24,788)	(41,900)	169%
Net realized and unrealized gains on derivative instruments	—	7,922	(7,922)	(100)%	711	4,671	(3,960)	(85)%
Non-cash adjustments related to tax receivable agreement	(168)	1,634	(1,802)	(110)%	(168)	1,634	(1,802)	(110)%
(Loss) income before income taxes	$(1,217)	$46,359	$(47,576)	(103)%	$13,156	$88,245	$(75,089)	(85)%

Key operating statistics
Payment processing revenue:
Payment processing transactions	102,947	89,578	13,369	15%	286,199	258,212	27,987	11%
Average expenditure per payment processing transaction	$64.05	$65.04	$(0.99)	(2)%	$56.48	$66.43	$(9.95)	(15)%
Average price per gallon of fuel
Domestic – ($/gal)	$2.24	$2.61	$(0.37)	(14)%	$2.18	$2.64	$(0.46)	(17)%
Australia – ($/gal)	$3.45	$3.63	$(0.18)	(5)%	$3.28	$3.76	$(0.48)	(13)%
Account servicing revenue:
Average number of vehicles serviced	10,337	9,730	607	6%	9,832	9,598	234	2%

Revenues
Payment processing revenue increased $2.9 million for the third quarter of 2016 as compared to the same period in the prior year. This increase resulted from a higher payment processing volume related to the acquisition of EFS, organic growth and a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016, partly offset by the impact of a 14% decrease in the average domestic price per gallon of fuel in the third quarter of 2016 as compared to the same period in the prior year.
Payment processing revenue decreased $17.2 million for the first nine months of 2016 as compared to the same period in the prior year, primarily due to a 17% decrease in the average domestic price per gallon of fuel in the first nine months of 2016 as compared to the same period in the prior year and, to a lesser extent, the unfavorable impact of FX rates. These unfavorable impacts were partly offset by an increase in payment processing volume related to the EFS acquisition, organic growth and a large customer portfolio converting from an unfunded to a fully funded relationship in the beginning of 2016.

Account servicing revenue increased by $11.4 million for the third quarter of 2016 as compared to the same period in the prior year and $15.1 million for the first nine months of 2016 as compared to the same period in the prior year, resulting from increases in fees to certain customers as part of our price modernization efforts.
Other revenue increased by $16.2 million for the third quarter of 2016 as compared to the same period in the prior year and $14.1 million for the first nine months of 2016 as compared to the same period in the prior year, resulting primarily from the acquisition of EFS.
Finance fee revenue is comprised of the following components:

(in thousands)	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Late fee revenue	$27,078	$17,605	$9,473	54%	$70,569	$47,997	$22,572	47%
Factoring fee revenue	5,204	3,925	$1,279	33%	13,920	11,164	2,756	25%
Cardholder interest income	158	167	$(9)	(5)%	496	353	143	41%
Other finance fee revenue	790	97	$693	714%	856	344	512	149%
Total finance fee revenue	$33,230	$21,794	$11,436	52%	$85,841	$59,858	$25,983	43%
Late fee revenue is primarily fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the lesser of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. From time-to-time, we assess the market rates associated within our industry to determine what late fee rates are appropriate.  We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results.  These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Late fees increased $9.5 million for the third quarter of 2016 as compared to the same period in the prior year. The increase in late fees was comprised of $10.9 million due to rate increases, partly offset by a decrease of $1.4 million due to the change in overdue balances. During the third quarter of 2016 and 2015, late fee rates ranged from 0 to 6.99 percent monthly with a minimum of $75 and from 0 to 5.50 percent monthly with a minimum of $75, respectively. The weighted average rate was 5.2% and 2.9% for the third quarter of 2016 and 2015, respectively.
Late fees increased $22.6 million for the first nine months of 2016 as compared to the same period in the prior year. The increase in late fees was comprised of $28.4 million due to rate increases, partly offset by a decrease of $5.8 million due to the change in overdue balances. During the first nine months of 2016 and 2015, late fee rates ranged from 0 to 6.99 percent monthly with a minimum of $75 and from 0 to 5.50 percent monthly with a minimum of $75, respectively. The weighted average rate was 4.8% and 2.8% for the first nine months of 2016 and 2015, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of both September 30, 2016 and 2015, customer balances with such concessions totaled $0.5 million.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $1.3 million for the third quarter of 2016 as compared to the same period in the prior year and $2.8 million for the first nine months of 2016 as compared to the same period in the prior year. The increase in factoring fee revenue is due to organic growth and customer demand for our services.

Operating Expenses
The following table compares selected expense line items within our Fleet Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$54,667	$42,000	$12,667	30%
Restructuring	$2,531	$(45)	$2,576	NM
Service fees	$32,431	$15,898	$16,533	104%
Provision for credit losses	$5,686	$6,199	$(513)	(8)%
Technology leasing and support	$7,756	$6,113	$1,643	27%
Depreciation and amortization	$35,172	$13,266	$21,906	165%
Changes in operating expenses for the third quarter of 2016, as compared to the same period in the prior year, include the following:
Salary and other personnel expenses increased $12.7 million for the third quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to the workforce assumed as part of the EFS acquisition and, to a lesser extent, increases in both variable compensation plans and benefit costs. These unfavorable impacts were partly offset by a reduction in salaries and benefits expense as result of our decision to outsource certain back office technology.
Restructuring costs for the third quarter of 2016 increased $2.6 million as compared to the same period in the prior year, primarily due to restructuring initiatives related to our recent EFS acquisition and consists of employee termination benefits, which are expected to be paid through 2017.
Service fees increased by $16.5 million for the third quarter of 2016 as compared to the same period in the prior year, primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology.
Provision for credit losses decreased by $0.5 million for the third quarter of 2016 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 8.6 basis points of fuel expenditures for the third quarter of 2016, compared to 10.6 basis points of fuel expenditures for the same period last year. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Technology leasing and support expenses increased $1.6 million for the third quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense.
Depreciation and amortization increased by $21.9 million for the third quarter of 2016 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination. Refer to Note 3 included in Item 1 of Part I of this report for more information. Following the acquisition of EFS, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we recorded approximately $5.9 million of accelerated amortization related to this technology during the third quarter of 2016 and will amortize approximately $17.4 million of remaining net book value associated with this technology over the following nine months.

The following table compares selected expense line items within our Fleet Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$144,295	$128,580	$15,715	12%
Restructuring	$7,626	$8,514	$(888)	(10)%
Service fees	$73,967	$43,854	$30,113	69%
Provision for credit losses	$15,042	$12,978	$2,064	16%
Technology leasing and support	$20,671	$17,786	$2,885	16%
Depreciation and amortization	$62,927	$41,877	$21,050	50%
Salary and other personnel expenses increased $15.7 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increase is due to the workforce assumed as part of the EFS acquisition, annual changes in salary and increases in variable compensation plans and benefit costs, partly offset by a reduction in salaries and benefits expense as result of our decision to outsource certain back office technology.
In the nine months ended September 30, 2016 and 2015, we recorded restructuring costs of approximately $7.6 million and $8.5 million, respectively. The costs related to our restructuring initiatives are primarily employee termination benefits, which are expected to be paid through 2018 and office closure costs.
Service fees increased by $30.1 million for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology.
Provision for credit losses increased by $2.1 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 9.3 basis points of fuel expenditures for the nine months ended September 30, 2016, compared to 7.6 basis points of fuel expenditures for the same period last year.
Technology leasing and support expenses increased $2.9 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense.
Depreciation and amortization increased by $21.1 million for the nine months ended September 30, 2016 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination and approximately $5.9 million of accelerated amortization related to our preexisting over-the-road payment processing technology during the third quarter of 2016.
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

Changes in fair value and settlements of these instruments and the changes in average fuel prices in relation to the underlying strike price of the instruments are shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per gallon data)	2016	2015	2016	2015
Fuel price derivatives, at fair value, beginning of period	$—	$16,668	$5,007	$40,969
Net change in fair value	—	7,922	711	4,671
Cash payments on settlement	—	(11,173)	(5,718)	(32,223)
Fuel price derivatives, at fair value, end of period	$—	$13,417	$—	$13,417
Collar range:
Floor	$—	$3.35	$3.28	$3.35
Ceiling	$—	$3.41	$3.34	$3.41
Domestic average fuel price, beginning of period	$—	$2.79	$2.09	$2.56
Domestic average fuel price, end of period[1]	$—	$2.36	$2.09	$2.36
[1] $2.09 represents the March 31, 2016 domestic average fuel price. The Company has not held fuel price derivative instruments subsequent to that date.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market, and the Company's last remaining fuel price derivative instruments were settled as of March 31, 2016. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. As of April 1, 2016, we no longer hold any fuel price derivatives.
Changes in fuel price derivatives for the nine months ended September 30, 2016, as compared to the same period in the prior year, are attributable to the movements in fuel prices in the corresponding periods. Losses that are realized on these derivatives are offset by higher payment processing revenue we receive because such revenues are dependent, in part, on the current price of fuel. Conversely, realized derivative gains are offset by lower payment processing revenue.
Foreign currency transactions
In the first nine months of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major foreign currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural hedge.
We initiated a partial foreign currency exchange hedging program, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency gain (loss) in our condensed consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $2.3 million for the third quarter of 2016 and a gain of $15.3 million for the first nine months of 2016 compared to a gain of $3.9 million for the third quarter of 2015 and a gain of $2.3 million for the first nine months of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $18.7 million for the third quarter of 2016 as compared to the same period in the prior year, primarily due to higher relative borrowings under the 2016 Credit Agreement and expenses incurred as result of our July 1, 2016 payoff of our 2014 Credit Agreement loan syndication, including third-party costs incurred in connection with the modification of certain syndicate loans and a loss on the early extinguishment of certain syndicate loans.
Financing interest expense increased $41.9 million for the first nine months of 2016 as compared to the same period in the prior year. The increase is primarily due to the ticking fees incurred for the commitment of funds to finance the acquisition of EFS, higher relative borrowings under the 2016 Credit Agreement and expenses incurred as result of our payoff of our 2014 Credit Agreement loan syndication, including third-party costs incurred in connection with the modification of certain syndicate loans and a loss on the early extinguishment of certain syndicate loans.

Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$52,551	$44,387	$8,164	18%	$130,372	$114,586	$15,786	14%
Account servicing revenue	242	449	(207)	(46)%	852	1,329	(477)	(36)%
Finance fee revenue	115	104	11	11%	336	233	103	44%
Other revenue	10,407	11,542	(1,135)	(10)%	30,235	31,621	(1,386)	(4)%
Total revenues	63,315	56,482	6,833	12%	161,795	147,769	14,026	9%
Total operating expenses	33,134	30,459	2,675	9%	88,984	80,387	8,597	11%
Operating income	30,181	26,023	4,158	16%	72,811	67,382	5,429	8%
Net foreign currency gain (loss)	3,655	3,284	371	11%	1,204	(1,258)	2,462	(196)%
Income before income taxes	$33,836	$29,307	$4,529	15%	$74,015	$66,124	$7,891	12%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$7,139	$5,800	$1,339	23%	$17,613	$14,873	$2,740	18%
Revenues
Payment processing revenue increased $8.2 million for the third quarter of 2016 as compared to the same period in the prior year, primarily due to the acquisition of EFS and approximately $2 million of one-time benefit related to a MasterCard contract renewal entered into during the third quarter of 2016. These favorable impacts were partly offset by a 3 basis points decrease in the virtual card net interchange rate and the unfavorable impact of FX rates. The interchange impact resulted from contract renegotiations and increased volumes in 2016 from certain large customers that resulted in higher rebates.
Payment processing revenue increased $15.8 million for the first nine months of 2016 as compared to the same period in the prior year, primarily due to an increase in corporate charge card purchase volume from our WEX travel product, the acquisition of EFS and approximately $2 million of one-time benefit related to our recent MasterCard contract renewal. These favorable impacts were partly offset by the unfavorable impact of FX rates and a 3 basis points decrease in the virtual card net interchange rate resulting from contact renegotiations and increased volumes in 2016 from certain large customers resulting in higher rebates.
Our new agreement with MasterCard will provide a significant reduction in cross-border fees, which we expect to substantially pass-along to our customers. Cross-border revenues are included in Other revenue in our condensed consolidated statements of income.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2016, customer balances with such concessions totaled $17.4 million, resulting in approximately $0.5 million in waived late fees. There were no material concessions granted as of September 30, 2015.

Operating Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$6,027	$5,427	$600	11%
Service fees	$15,751	$17,723	$(1,972)	(11)%
Provision for credit losses	$3,552	$153	$3,399	2,222%
Technology leasing and support & occupancy and equipment	$4,197	$3,593	$604	17%
Salary and other personnel expenses increased $0.6 million for the third quarter of 2016 as compared to the same period in the prior year, due primarily to the workforce assumed as part of the EFS acquisition.
Service fees decreased $2.0 million for the third quarter of 2016 as compared to the same period in the prior year. This decrease was primarily due to lower fees paid as result of our recent MasterCard contract renewal, partly offset by the impact of the EFS acquisition.
Provision for credit losses increased $3.4 million for the third quarter of 2016 as compared to the same period in the prior year. This increase was due primarily to two losses incurred, including the bankruptcy of one of our online travel agency customers during the quarter.
Technology leasing and support & occupancy and equipment expense collectively increased $0.6 million for the third quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to costs for external technology providers based on increases in purchase volume and incremental costs assumed as part of the EFS acquisition.
The following table compares selected expense line items within our Travel and Corporate Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$16,627	$16,209	$418	3%
Service fees	$48,090	$47,001	$1,089	2%
Provision for credit losses	$4,488	$1,062	$3,426	323%
Technology leasing and support & occupancy and equipment	$11,534	$9,951	$1,583	16%
Salary and other personnel expenses increased $0.4 million for the nine months ended September 30, 2016 as compared to the same period in the prior year due primarily to the workforce assumed as part of the EFS acquisition, partly offset by changes in staffing.
Service fees increased $1.1 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase is primarily due to higher transaction processing costs related to the increase in purchase volume, including the impact of the EFS acquisition, partially offset by the benefits of our recent MasterCard contract renewal.
Provision for credit losses increased $3.4 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase was due primarily to two losses incurred, including the bankruptcy of one of our online travel agency customers in July.
Technology leasing and support & occupancy and equipment expense collectively increased $1.6 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase is primarily due to costs for external technology providers based on increases in purchase volume.
Foreign currency transactions
In the first nine months of 2016, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Euro and the British Pound Sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural hedge.
We initiated a partial foreign currency exchange hedging program, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency gain (loss) in our condensed consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $3.7 million for the third quarter of 2016 and a gain of $1.2 million for the first nine months of 2016 compared to a $3.3 million gain for the third quarter of 2015 and a $1.3 million loss for the first nine months of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
(in thousands, except payment solutions purchase volume in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Revenues
Payment processing revenue	$10,499	$8,581	$1,918	22%	$36,814	$30,828	$5,986	19%
Account servicing revenue	21,159	13,105	8,054	61%	59,518	38,404	21,114	55%
Finance fee revenue	2,793	1,604	1,189	74%	6,171	4,003	2,168	54%
Other revenue	5,232	3,448	1,784	52%	13,532	9,221	4,311	47%
Total revenues	39,683	26,738	12,945	48%	116,035	82,456	33,579	41%
Total operating expenses	37,612	24,885	12,727	51%	105,565	75,358	30,207	40%
Operating income	2,071	1,853	218	12%	10,470	7,098	3,372	48%
Net foreign currency (loss) gain	(27)	(651)	624	NM	778	(1,059)	1,837	NM
Financing interest expense	(9,395)	(4,372)	(5,023)	115%	(20,352)	(10,546)	(9,806)	93%
(Loss) income before income taxes	$(7,351)	$(3,170)	$(4,181)	132%	$(9,104)	$(4,507)	$(4,597)	102%

Purchase volume	$876	$652	$224	34%	$3,020	$2,302	$718	31%
Revenues
Payment processing revenue increased $1.9 million for the third quarter of 2016 as compared to the same period in the prior year and $6.0 million for the first nine months as compared to the same period in the prior year, resulting primarily from an increase in purchase volume and accounts.
Account servicing revenue increased $8.1 million for the third quarter of 2016 as compared to the same period in the prior year and $21.1 million for the first nine months of 2016 as compared to the same period in the prior year. WEX Health customer acquisitions and existing customer growth resulted in a higher number of participants using our SaaS healthcare offerings as well as a result of the acquisition of Benaissance in November 2015.
Finance fee revenue increased $1.2 million for the third quarter of 2016 as compared to the same period in the prior year and $2.2 million for the first nine months of 2016 as compared to the same period in the prior year, resulting from organic growth in cardholder interest on our employee benefits card generated by extended payment terms as compared to 2015.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2016 and 2015, customer balances with such concessions totaled $0.4 million and $0.6 million, respectively.
Other revenue increased $1.8 million for the third quarter of 2016 as compared to the same period in the prior year and $4.3 million for the first nine months 2016 as compared to the same period in the prior year. This increase is due primarily to the acquisition of Benaissance, as well as an increase in onboarding and other ancillary fees.

Operating Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment for the three months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$16,012	$9,747	$6,265	64%
Service fees	$5,233	$3,303	$1,930	58%
Technology leasing and support & occupancy and equipment	$2,974	$1,935	$1,039	54%
Depreciation and amortization	$9,206	$6,177	$3,029	49%
Other	$2,296	$1,690	$606	36%
Salary and other personnel expenses increased $6.3 million for the third quarter of 2016 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Benaissance and higher WEX Health costs resulting from additional headcount and variable compensation plans.
Service fees increased $1.9 million for the third quarter of 2016 as compared to the same period in the prior year. This increase is primarily related to costs to support WEX Health revenue growth and from the acquisition of Benaissance.
Technology leasing and support & occupancy and equipment expense collectively increased $1.0 million for the third quarter of 2016 as compared to the same period in the prior year. This increase is primarily due to incremental costs from the acquisition of Benaissance, repairs and maintenance of our facilities and higher software license expense.
Depreciation and amortization expenses increased $3.0 million for the third quarter of 2016 as compared to the same period in the prior year primarily due to an increase in amortization expense on acquired Benaissance intangibles and a decision during the third quarter of 2016 to shorten the useful life of certain trade names. To a lesser extent, higher depreciation expense resulted from the purchase of property and equipment.
Other expense increased $0.6 million for the third quarter of 2016 as compared to the same period in the prior year, primarily due to higher card production expenses.
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment for the nine months ended:

			Increase (decrease)
(in thousands)	September 30, 2016	September 30, 2015	Amount	Percent
Expense
Salary and other personnel	$45,856	$29,893	$15,963	53%
Service fees	$14,041	$10,080	$3,961	39%
Technology leasing and support & occupancy and equipment	$8,155	$5,910	$2,245	38%
Depreciation and amortization	$25,447	$18,797	$6,650	35%
Other	$7,239	$5,304	$1,935	36%
Salary and other personnel expenses increased $16.0 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. The increase is primarily due to increased employee compensation expenses from the acquisition of Benaissance and higher WEX Health costs resulting from additional headcount and variable compensation plans.
Service fees increased $4.0 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase is primarily related to costs to support WEX Health revenue growth and from the acquisition of Benaissance.
Technology leasing and support & occupancy and equipment expense collectively increased $2.2 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase is primarily due to incremental costs from the acquisition of Benaissance, repairs and maintenance of our facilities and higher software license expense.

Depreciation and amortization expenses increased $6.7 million for the nine months ended September 30, 2016 as compared to the same period in the prior year. This increase resulted from an increase in amortization expense, primarily on acquired Benaissance intangibles and higher depreciation expense from the purchase of property and equipment.
Foreign currency transactions
In the first nine months of 2015, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, most prominently the Brazilian Real. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural hedge.
We initiated a partial foreign currency exchange hedging program, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency gain (loss) in our condensed consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in less than a $0.1 million loss for the third quarter of 2016 and a $0.8 million gain for the first nine months of 2016 compared to a $0.7 million loss for the third quarter of 2015 and a $1.1 million loss for the first nine months of 2015. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing interest expense
Financing interest expense increased $5.0 million for the third quarter of 2016 and $9.8 million for the nine months ended September 30, 2016 as compared to the same periods in the prior year. This increase is primarily due to expenses incurred as result of our July 2016 payoff of our 2014 Credit Agreement loan syndication and higher relative borrowings to fund the acquisition of Benaissance.
Non-GAAP financials measures
Although adjusted net income is not calculated in accordance with generally accepted accounting principles (GAAP), this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses a component, adjusted pretax income before NCI, to allocate resources. The Company's non-GAAP adjusted net income excludes acquisition and divestiture related items, debt restructuring and debt issuance cost amortization, stock-based compensation, restructuring and other costs related to certain outsourcing initiatives, changes in unrealized fuel price derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to our tax receivable agreement, reserves for regulatory penalties, similar adjustments attributed to our non-controlling interest and certain tax related items. The Company considers this measure integral because in the periods prior to the second quarter of 2016, it eliminated the non-cash volatility associated with fuel price related derivative instruments, and it continues to exclude other specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, acquisition-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments and acquisition-related asset impairments. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

•
Debt issuance cost amortization is a non-cash item.  Additionally, both the debt issuance cost amortization and the costs associated with debt restructuring are unrelated to the continuing operations of the Company. Because these types of costs are dependent upon the financing method which can vary widely company to company, the Company believes that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

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

•
Restructuring and other costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies, globalize the Company's operations, and advance certain outsourcing initiatives, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

•
Exclusion of the non-cash, mark-to-market adjustments on fuel-price related derivative instruments helps management identify and assess trends in the Company's underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with fuel-price-related derivative contracts. The non-cash mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, receivable and payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.

•
Regulatory reserves reflect charges related to the estimated impact of a regulatory action which resulted in WEX paying a penalty. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide insight into the fundamentals of the current or past operations of our business.

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, and the non-cash adjustments related to tax receivable agreement have no significant impact on the ongoing operations of the business.

•
The tax related items reflect the difference between the Company’s U.S. GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s U.S. GAAP tax provision.

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
The following table reconciles net earnings attributable to shareholders to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings attributable to shareholders	$19,696	$32,166	$55,350	$81,003
Acquisition and divestiture related items	46,955	11,888	108,805	34,843
Debt restructuring and debt issuance cost amortization	9,106	778	10,649	2,319
Stock-based compensation	5,199	3,067	14,312	10,227
Restructuring and other costs	3,767	(45)	11,689	8,514
Changes in unrealized fuel price derivatives	—	3,251	5,007	27,552
Net foreign currency remeasurement (gains) losses	(5,932)	(6,525)	(17,233)	12
Non-cash adjustments related to tax receivable agreement	168	(1,634)	168	(1,634)
Regulatory reserve	—	2,250	—	2,250
ANI adjustments attributable to non-controlling interest	(339)	9,025	(1,200)	5,407
Tax related items	(25,214)	(3,827)	(53,505)	(24,570)
Adjusted net income attributable to shareholders	$53,406	$50,394	$134,042	$145,923
Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability and financial condition, together with our revolving credit agreement, term loan and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds and securitization facilities), are adequate to meet our operating, investing and financing needs.

The table below summarizes our cash activities:

(in thousands)	Nine months ended September 30,
	2016	2015
Net cash (used for) provided by operating activities	$(80,873)	$247,585
Net cash used for investing activities	(1,139,562)	(29,571)
Net cash provided by financing activities	1,472,062	37,722
WEX Bank issued certificates of deposit in various maturities ranging between three months and three years and with fixed interest rates ranging from 0.55 percent to 1.35 percent as of September 30, 2016. As of September 30, 2016, we had approximately $557.4 million of certificates of deposit outstanding, compared to $160.5 million of certificates of deposits outstanding as of September 30, 2015. Certificates of deposit are subject to regulatory capital requirements.
As of September 30, 2016, we had approximately $301.4 million of interest-bearing money market deposits with a weighted average interest rate of 0.52 percent, compared to $344.8 million of interest-bearing money market deposits at September 30, 2015, with a weighted average interest rate of 0.23 percent. WEX Bank also has non-interest bearing NOW account deposits and non-interest bearing customer deposits. As of September 30, 2016, we had $362.9 million of non-interest bearing NOW account deposits and $64.9 million of non-interest bearing customer deposits outstanding. As of September 30, 2015, we had $643.1 million of non-interest bearing NOW account deposits and $39.5 million of non-interest bearing customer deposits outstanding. Deposits are subject to regulatory capital requirements.
As of both September 30, 2016 and 2015, we had no outstanding balance on our federal funds line of credit. As September 30, 2016, we had $225 million of available credit on this line compared to $260 million in 2015.
Cash outflows from capital additions totaled $45.0 million during the first nine months of 2016, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
No treasury shares were purchased during the first nine months of 2016. We purchased $22.0 million in treasury shares during the first nine months of 2015.
Liquidity
Our cash balance for the first nine months of 2016 increased $257.2 million, resulting primarily from the closing of our 2016 Credit Agreement, an increase in deposits and accounts payable and net income adjusted for non-cash charges. These cash inflows were partly offset by the acquisition of EFS, repayments of our 2014 Credit Agreement and an increase in accounts receivable.
WEX Bank utilizes brokered deposits, NOW deposits and borrowed federal funds to finance our accounts receivable. We continue to have access to these short-term borrowing instruments; deposits increased by $415.7 million during the first nine months of 2016. Our accounts receivable increased $405.6 million and our accounts payable increased $169.7 million during the first nine months of 2016, primarily due to volume.
We expect that the agreement with our current deposit program partner Higher One will end during the fourth quarter of 2016. As a result, we anticipate a slight increase to our operating interest expense as we replace these deposits.
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of September 30, 2016, the Company has approximately $2.6 million in receivables with revolving credit.
As of September 30, 2016, approximately 93 percent of the outstanding accounts receivable balance of $2.2 billion, was less than 30 days past due and approximately 97 percent of the outstanding balance was less than 60 days past due. As of September 30, 2015, approximately 90 percent of the outstanding accounts receivable balance of $1.9 billion was less than 30 days past due and approximately 98 percent of the outstanding balance was less than 60 days past due.
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing and investments necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments.
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
As of September 30, 2016, we had approximately 4.75 years left on our $470 million revolving credit facility and had $86.4 million of borrowings against it, net of loan origination fees. The combined outstanding debt under our tranche A term loan facility, which expires in July of 2021, and our tranche B term loan facility, which expires in July of 2023, totaled $1.6 billion at September 30, 2016, net of loan origination fees. As of September 30, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 3.8%.
On July 1, 2016, the Company completed the acquisition of EFS for approximately $1.2 billion in cash and 4 million shares of its common stock.
In January 2016, we began to incur ticking fees for the debt financing commitment associated with the 2016 Credit Agreement in anticipation of the then pending acquisition of EFS. As of September 30, 2016, we recorded $30 million of ticking fees, which is included in financing interest expense. These ticking fees were calculated based on the financing commitment of an aggregate principal amount of $2.125 billion that remained in place until the closing of the EFS acquisition on July 1, 2016. The total amount of ticking fees paid at the closing of the EFS acquisition was $22.2 million. The excess ticking fees of $7.9 million were netted against the net debt issuance costs related to the 2016 Credit Agreement and will be amortized over the 2016 Credit Agreement's terms using the effective interest method for the tranche A and B term loans and the straight-line method for the revolver.
During the second quarter of 2014, WEX Bank entered into an agreement with a third-party bank to fund customer balances that exceeded WEX Bank's lending limit to an individual customer. This agreement was most recently amended in July 2016 to extend the maturity date while maintaining a funding capacity of $45,000. During the second quarter of 2016, WEX Bank entered into another agreement with a separate third-party bank for a funding capacity of $10,000. This agreement was amended in August 2016 to increase the funding capacity to $50,000. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt was $95,000 as of September 30, 2016 and $45,000 as of December 31, 2015 and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $95,000. The Company's participation debt agreements will mature on December 31, 2020 and August 18, 2017, respectively.
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
We pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin, which as of September 30, 2016, was 2.70 percent. As of September 30, 2016, we had $76.4 million of securitized debt.
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company (the "European Securitization Subsidiary"). The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The Company had $7.5 million of securitized debt under this facility as of September 30, 2016 at an interest rate of 0.83 percent.
On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax gain of approximately $1.2 million.
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK for $46 million.

As of September 30, 2016, we have approximately $62.7 million in cash located in our foreign entities outside of the United States.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $27.1 million as of September 30, 2016. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
In April 2014, we initiated a partial foreign currency exchange hedging program. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions. Because this was a partial foreign currency exchange hedging program, the Company had additional foreign currency exchange exposure which was not hedged.
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
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Commencing on December 30, 2016, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125% under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800,000 of our borrowings.
Management believes that we can adequately fund our cash needs for at least the next 12 months.
Off-balance Sheet Arrangements
As of September 30, 2016, we had posted letters of credit totaling $13.4 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Contractual Obligations
As of September 30, 2016, we had approximately $96 million outstanding on our secured revolving credit facility and approximately $449 million outstanding on a tranche A term loan facility, each of which matures on July 1, 2021. Additionally, we had approximately $1,197 million outstanding on a tranche B term loan facility as of September 30, 2016, which matures on July 1, 2023. We are required to make annual prepayments of $22.8 million and $12.0 million under the tranche A and tranche B term loan facilities until their respective maturity dates, at which time all outstanding principal will be due in full.
All other contractual obligations are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Purchase of Treasury Shares
The following table presents stock repurchase program activity for the three months ended September 30, 2016, and September 30, 2015:

	Three months ended September 30,
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2016. However, we are subject to legal proceedings and claims in the ordinary course of business, none of which we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this report, in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition to the risks identified in the Form 10-K and Form 10-Q referenced above, the Company has updated the following risk factors to reflect financial and operational information for the third quarter of 2016.
We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations under our 4.750 percent senior notes, due 2023, or the Notes.
Our 2016 Credit Agreement provides for a tranche A term facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023 and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. In addition to the 2016 Credit Agreement, our indebtedness consists of the Notes, deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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
In addition, under the 2016 Credit Agreement, unless otherwise agreed by the requisite lenders under the revolving credit facility, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charges ratio, measured quarterly, of no less than 3.25 to 1.00; and a consolidated funded indebtedness (excluding up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and excluding the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions) to consolidated EBITDA ratio, measured quarterly, of no more than 5.40 to 1.00, which ratio shall step down to 5.25 to 1.00 at December 31, 2016, 5.00 to 1.00 at December 31, 2017, 4.25 to 1.00 at December 31, 2018 and 4.00 to 1.00 at December 31, 2019. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and would jeopardize our ability to continue our current operations.

Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.
Subject to restrictions in our 2016 Credit Agreement, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, including compliance with the covenants in our 2016 Credit Agreement, we have the ability to borrow additional funds under our 2016 Credit Agreement.
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
Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our senior secured revolving credit facility under the 2016 Credit Agreement expires in July 2021 when the outstanding balance of the revolving credit facility and the tranche A term loan will be due, and in 2023 the tranche B term loan and the Notes will be due. Any limitation on the availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.
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
We have substantially increased indebtedness following completion of the acquisition of EFS, which has increased our interest expense. We also incurred various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness levels following completion of the acquisition and thus the demands on our cash resources are greater than the amount of cash flows required to service our indebtedness prior to the EFS transaction. Certain obligations under the 2016 Credit Agreement bear interest at variable interest rates. If interest rates increase, variable rate debt will create even higher debt service requirements, which could adversely affect our cash flows.
We cannot assure you that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2016 Credit Agreement or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
The increased debt service obligations under our 2016 Credit Agreement could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. The 2016 Credit Agreement was used in part to finance the acquisition of EFS. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
In an environment of increasing interest rates, interest expense on the variable rate portion of our borrowings would increase and we may not be able to replace our maturing debt with new debt that carries the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.
Under our 2016 Credit Agreement and Notes, we had $2,142.4 million of fixed and variable interest rate indebtedness outstanding at September 30, 2016, consisting of 400.0 million of borrowings under our bond facility at a fixed rate of 4.750 percent and $1,742.4 million of borrowings under our 2016 Credit Agreement that bore interest at floating rates. An increase in interest rates would increase the cost of borrowing under our credit facility.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit, interest-bearing money-market deposits and negotiable order of withdrawal (NOW) account deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary, and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At September 30, 2016, WEX Bank had outstanding $356.8 million in certificates of deposit maturing within one year, $200.6 million in certificates of deposit maturing within one to three years, and $301.4 million in interest-bearing money market deposits. Also at September 30, 2016, WEX Bank had $362.9 million of NOW account deposits outstanding, which are currently non-interest bearing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not purchase shares of our common stock during the third quarter of 2016. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of September 30, 2016.
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

WEX INC.

November 8, 2016	By:	/s/ Roberto Simon
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
4.1
Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

4.2
Supplemental Indenture, dated as of July 1, 2016 to the Indenture, dated as of January 30, 2013 among WEX Inc., the additional subsidiary guarantors thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

4.3
U.S. Security Agreement, made by WEX Inc., and the certain of its subsidiaries, as pledgors, assignors and debtors dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the Lenders (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.1
Investor Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.2
Credit Agreement among WEX Inc., certain of its subsidiaries as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

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