Form 10-K
period 2016-12-31
WEX Inc.
filed 2017-03-06
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,395,699,049 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 42,741,195 shares of the registrant’s common stock outstanding as of March 2, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2017 Proxy Statement specifically incorporated herein by reference, the 2017 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, the “Strategy” section of this Annual Report in Item 1 and the “Remediation Activities” section of this Annual Report in Item 9A. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition; competitive responses to any acquisitions; uncertainty of the expected financial performance of the combined operations following completion of an acquisition; the ability to successfully integrate the Company's acquisitions, including Electronic Funds Source LLC's operations and employees; the ability to realize anticipated synergies and cost savings; unexpected costs, charges or expenses resulting from an acquisition; the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Annual Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.
PART I
ITEM 1. BUSINESS
Our Company
WEX Inc. is a leading provider of corporate payment solutions. WEX Inc. began operations in 1983 as a Maine corporation and was acquired in February 1996 by an entity that subsequently merged with HFS Incorporated to form Cendant Corporation in December 1997. In June 1999, our predecessor, Wright Express, was sold to Avis Group Holdings, Inc., which was acquired by Cendant Corporation in March 2001. In anticipation of our initial public offering, the Company’s operations were transferred to a Delaware LLC, which was converted into a Delaware corporation in 2005 in conjunction with our initial public offering on February 16, 2005 (NYSE:WEX). Over the past 30 years, we have expanded the scope of our business from a fleet payment provider into a multi-channel provider of corporate payment solutions.
Beginning in the fourth quarter of 2015, WEX established three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Previously, the Company had reported two business segments, Fleet Payment Solutions and Other Payment Solutions. Disaggregating the Other Payment Solutions segment into the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments enhanced the Company's transparency and aligned our reporting with how we now operate our business.

Our products and services enable us to provide exceptional payment security and control across a wide spectrum of payment sectors.
Fleet Solutions provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. During the year ended December 31, 2016, Fleet Solutions revenue represented approximately 63 percent of our total revenue. As of December 31, 2016, the segment services over 10.5 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. With the acquisition of ExxonMobil’s European commercial fleet card portfolio ("Esso portfolio in Europe") in December 2014, WEX fleet cards are accepted at all ExxonMobil stations throughout Europe.
Travel and Corporate Solutions focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Travel and Corporate Solutions revenue, which represented approximately 21 percent of our total revenue during the year ended December 31, 2016, is generated primarily in the online travel market. The Travel and Corporate Solutions segment has operations in North America, Europe, South America and Asia-Pacific.
Health and Employee Benefit Solutions represented approximately 16 percent of our total revenue during the year ended December 31, 2016. During 2015, our wholly-owned subsidiary Evolution1 acquired Benaissance, a leading provider of integrated software-as-a-service ("SaaS") technologies and services for healthcare premium billing, payment and workflow management, to complement our healthcare financial technology platform products and services. During 2016, we collectively rebranded Evolution1 and Benaissance as WEX Health. The Health and Employee Benefit Solutions segment also includes payroll related benefits offered to customers in Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, Electronic Funds Source LLC ("EFS") and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Asia, WEX Europe Limited, UNIK S.A., a Brazil-based company that we refer to as "WEX Brazil," and a majority equity position in WEX Europe Services Limited and its subsidiaries.
WEX Bank, a Utah industrial bank incorporated in 1998, is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the international operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are the Utah Department of Financial Institutions ("Utah DFI") and the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments.
Developments
Prior to our initial public offering in 2005, the Company’s growth had primarily been organic. Our growth in the past several years has been supplemented by acquisitions. Our acquisitions over the last few years include:

•
On July 1, 2016, we acquired EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets, in order to expand our customer footprint and utilize EFS's technology to better serve the needs of all fleet customers.

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

•	On July 16, 2014, we acquired Evolution1, a leading provider of financial technology platform solutions within the healthcare industry.

•	On October 15, 2013, our majority-owned subsidiary WEX Brazil acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil.

•	On October 4, 2012, we acquired FleetOne, a provider of fleet cards and fleet-related payment solutions to the over-the-road segment of the fleet market.

•
On August 30, 2012, we acquired a 51 percent controlling interest in WEX Brazil, a provider of payroll cards, private label and processing services in Brazil, specializing in the retail, government and transportation sectors.

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
Competitive Strengths
We believe the following strengths distinguish us from our competitors:

•
Our proprietary closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” as we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management estimates to provide coverage to over 90 percent of fuel locations in the U.S. and Australia, as well as wide acceptance in Europe, Canada and Brazil. This provides our customers with the convenience of broad acceptance.

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This provides high level purchase controls at the point of sale, including the flexibility of allowing fleets to restrict purchases and receive automated alerts. Additionally, we have the ability to refine the information reporting provided to our fleet customers and customers of our strategic relationships.

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

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 10.5 million vehicles serviced as of December 31, 2016 and co-branded strategic relationships with five of the largest U.S. fleet management providers and with dozens of oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 97 percent (based on the 2016 rate of voluntary customer attrition).

•
Our capabilities in the over-the-road segment of the market enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale. The July 2016 acquisition of EFS expanded our customer footprint within the over-the-road market segment.

•
Our purchase of ExxonMobil's commercial fuel card program which uses a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future Esso portfolio in Europe, provides us with a strong foundation in the large European fleet market.

•
Our travel and corporate payment products offer corporate customers enhanced security and control for complex payment needs, while the recently added EFS Corporate Payment Solutions set of products expands our presence into the electronic accounts payable segment of the market. Our strategic relationships include four of the largest online travel agencies in the world. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, Europe, South America and Asia-Pacific. As of December 31, 2016, we settle transactions in 21 different currencies.

•
The demand for our payment processing, account servicing and transaction processing services combined with significant operating scale has historically driven strong revenue growth and earnings potential. We have an extensive history of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our growth in transaction volume. Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification of our products and services.

•
WEX Health has become a leading provider of cloud-based healthcare payments technology, through the acquisition of Evolution1 in 2014 and Benaissance in 2015. Our large partner network expands our opportunities in the growing healthcare financial technology platform market. WEX Health benefits from both high retention rates and revenue predictability as a result of its SaaS business model.

•
We have an enterprise-wide risk management program that helps us to address inherent risks related to funding and liquidity, our extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We have maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base. Our credit risk management program is enhanced by our proprietary scoring models, managing credit lines and early suspension policy. Interest rate risk is managed through diversified funding sources at WEX Bank including interest bearing money market deposits and certificates of deposit with varying maturities. Some of our merchant contracts include some ability to raise rates if interest rates rise.

•
We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue successfully implementing our growth strategy and capturing operating efficiencies.

Strategy
Our Company’s path forward will be shaped by the following three strategic priorities:

•
Drive continued growth.  We continue to see significant organic growth opportunities across each of our Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments. We seek to capture this growth opportunity through our product excellence, marketing capabilities, sales force productivity, and revenue management practices. Our acquisition strategy will complement our organic growth by both enhancing scale and adding differentiation to our current offerings.

•
Lead through superior technology.  We have built and differentiate ourselves in the marketplace on a distinctive set of technologies in our Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments. As our markets continue to evolve, our ability to quickly and cost effectively innovate and deliver superior technological solutions will set us apart from our peers.

•
Set standard for operational excellence.  We stand apart in our segments by reliably delivering the best solutions to our partners and customers. We are continually optimizing our cost structure and capturing new revenue synergies across our lines of business. Gains in operational efficiency simplify our business, making us more nimble to capture market opportunities as they arise.

FLEET SOLUTIONS SEGMENT
Overview
The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 10.5 million vehicles at year end using our fleet payment solutions to purchase fuel and maintenance services. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a unique financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the U.S., Australia and Europe and wide site acceptance domestically and abroad.
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

The following illustration depicts our business process for a typical WEX direct network domestic fuel payment processing transaction:

ACTION

1. Driver inserts card
   Purchase Controls/Data Capture

2. Transaction approved by WEX

3. WEX pays merchant in 10 days

4. WEX receives payment in 25 days
   Credit management/Bank Funding

5. Cost savings for fleet
   Information management

RELATED REVENUE STREAMS

46% Payment processing revenue
(fee withheld from Merchant)

54% Finance, account and other servicing fees

With the recent acquisition of EFS, we have diversified our market position in the over-the-road fleet segment. We offer customizable over-the-road fleet payment solutions that address comprehensive business needs including:

•	Real-time interactive interfaces delivering data integrity through a seamless user interface

•	Alternative payment and money transfer options

•	Comprehensive settlement solutions

•	Real-time reports and analytics for compliance and cost-optimization

•	Fuel reconciliation and mobile optimization tools
Products and Services
Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Additionally, payment processing revenue related to our WEX Europe Services operations is specifically derived from the difference between our negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets. In 2016, we processed approximately 386 million payment processing transactions, compared to 343 million payment processing transactions in 2015. Additionally, we receive revenue from account servicing fees, factoring receivables and finance fees.
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

Information Management
We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information through our website including account history and recent transactions, and download the related details. In addition, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.
Marketing Channels
We market our fleet products and services directly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. For the fourth quarter of 2016, our direct line of business serviced approximately 3.5 million vehicles. During the same period, our over-the-road line of business serviced approximately 1.1 million vehicles, marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One brands.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. During the fourth quarter of 2016, our co-branded marketing channel serviced approximately 1.8 million vehicles.
Our private label programs market our products and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. During the fourth quarter of 2016, our private label marketing channel serviced approximately 4.1 million vehicles.
Fuel Price Derivatives
A portion of our company-wide revenue is derived from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. Accordingly, this revenue is impacted by fuel prices. To address fluctuations in fuel prices, we previously hedged a portion of our U.S. fuel-price related earnings exposure to improve the management of potential cash flow volatility created by changes in U.S. fuel prices and to enhance the visibility and predictability of our anticipated future cash flows.
During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We continued to hold fuel price derivative instruments through the first quarter of 2016 that were executed in the third quarter of 2014 for approximately 20 percent of the anticipated quarterly exposure to domestic earnings based on assumptions at time of purchase. After the first quarter of 2016, we no longer were partially hedged for changes in fuel prices. Management continues to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.

These derivative instruments did not qualify for hedge accounting under accounting guidance. Accordingly, both realized and unrealized gains and losses on our fuel price-sensitive derivative instruments affected our current period earnings.
TRAVEL AND CORPORATE SOLUTIONS SEGMENT
Overview
Our Travel and Corporate Solutions segment is comprised of our virtual and prepaid products with which we provide innovative corporate purchasing and payment capabilities that can be integrated with our customers’ internal systems to streamline their corporate payments, accounts payable and reconciliation processes.
Products and Services
The Travel and Corporate Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our product suite includes virtual, credit, debit and prepaid products.
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
Our electronic accounts payable solution utilizes virtual card payments that are both broadly accepted and highly secure. This product reduces manual processing costs and facilitates comprehensive payment terms management to maximize margin improvement, efficiency and control.
Our prepaid and gift card products are offered through WEX Prepaid Card Australia and WEX Europe Limited to companies throughout Australia and Europe. These products provide secure payment and financial management solutions with single card options, access to open or closed loop redemption, load limits and variable expirations.

The following illustration depicts our business process for a typical travel virtual card product transaction:
 1  Guest books a hotel through a travel website owned by an online travel company
 2  Online travel company reserves room at hotel through reservation system using a WEX virtual card number to reserve the room.
 3  Upon checkout, hotel authorizes payment using the WEX virtual card number. The WEX virtual card restricts charge to predetermined cost of room, incidental expenses are paid for by guest.
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
Products and Services
Prior to 2016, the Health and Employee Benefit Solutions segment product suite included our 1Pay and 1Plan payment solution products and our ExchangePoint, COBRAPoint, 1Cloud and 1Direct SaaS platforms. During 2016, we collectively rebranded this product suite as the WEX Health Cloud.
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
We currently have approximately 500 partners with relationships with 200,000 employers, reaching 17 million consumers. Revenue is generated primarily from SaaS based monthly fees to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
Our paycard products are offered through our wholly-owned subsidiary, WEX Brazil. Employees using our paycard products have access to salary advances payable in up to 24 monthly installments which are secured by future salary earnings. These advances are funded by borrowings under our credit facilities in Brazil.
Health and Employee Benefit Solutions segment revenues are generated primarily from platform usage subscription fees and interchange fees from spending on the paycard products.
Marketing Channels
We market our Health and Employee Benefit Solutions products and services to consumers through an extensive partner network, which includes health plans, third party administrators, financial institutions, payroll providers and software providers. Our employee benefit products are marketed to consumers through employers in Brazil.
OTHER ITEMS
Employees
As of December 31, 2016, WEX Inc. and its subsidiaries had approximately 2,600 employees, of which approximately 1,900 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils. In Brazil, certain employees are members of unions. The Company believes that its relations with its employees, unions and work councils are generally satisfactory.
Competition
We have a strong competitive position in each of our segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in all of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete against us primarily in the Fleet Solutions and Travel and Corporate Solutions segments. We also compete with other healthcare payment service providers.
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
Our fleet fuel-based closed-loop proprietary platforms capture detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it also enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a more secure environment than an open-loop network typically allows. Our virtual card open-loop network uses internally developed software and third-party processors. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. At WEX Health, we maintain an integrated multi-account payment platform, including a mobile application. In Australia, New Zealand, Brazil and the United Kingdom, we use standalone platforms to support operations.
Our secure networks are designed to isolate our databases from unauthorized access. We use security protocols among all applications, and our employees access critical components on a need-only basis. As of December 31, 2016, we have not experienced any material incidents in network, application or data security. We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our infrastructure.
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
Seasonality
Our businesses are affected by seasonal variations. For example, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our healthcare segment, as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year until employees meet their deductibles and during the fourth quarter as consumers utilize remaining annual contributions.
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into confidentiality, professional services and/or license agreements with our consultants and corporate partners and control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX, FleetOne, EFS and the WEX Health Cloud brand names in the U.S., the Motorpass and Motorcharge brand names in Australia and the WEX Brazil brand name in Brazil.
Regulation - United States
The Company and its affiliates are subject to certain state and federal laws and regulations which govern insured depository institutions and their affiliates as well as our operations in the healthcare market. WEX Bank is subject to supervision and examination by both the Utah DFI and the FDIC. The Company and its affiliates are subject to certain limitations on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.
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
Restrictions on Intercompany Borrowings and Transactions
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. The applicable rules also require that the Company engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral.
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
Escheat Laws
We are subject to unclaimed or abandoned property state laws in the United States and in certain foreign countries that require us to transfer to certain government authorities the unclaimed property of others that we hold when that property has been unclaimed for a certain period of time. Moreover, we are subject to audit by state and foreign regulatory authorities with regard to our escheatment practices.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as "Health Care Reform") mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, some issues remain uncertain. The current U.S. Administration and Congress have signaled their intent to significantly or completely repeal Health Care Reform and the associated implementing regulations, and it is unclear what, if any, measures may be implemented to replace it. Accordingly, there may be an extended period of uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.

In connection with the processing of data, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm-Leach-Bliley Act, and similar state and federal laws governing the collection, use, protection and disclosure of nonpublic personally identifiable information, including individually identifiable health information.
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
Regulation - Foreign
The conduct of our businesses and the use of our products and services outside the U.S., are subject to various foreign laws and regulations administered by government entities and agencies in the countries and territories where we operate. It is our policy to abide by the applicable laws and regulations in the jurisdictions around the world in which we do business.
Asia-Pacific
Australia
The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, consumer credit and money laundering. Because none of WEX Australia, WEX Fuel Cards Australia or WEX Prepaid Cards Australia holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. The Australian operations are also subject to the Privacy Act (1988) and the Australian Privacy Principles.
Asia, including Singapore
The Company's operations in Asia are subject to the operation of the laws and regulation of the countries in which we operate, including laws with regards to banking and payment systems, financial services, money laundering and data protection.
Europe
The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing payment services, data protection and information security, consumer credit and anti-money laundering.
Brazil
The Company’s Brazilian operations are subject to laws and regulations of the Brazilian government, in particular the Central Bank of Brazil. Brazil’s labor systems are governed by the Consolidation of Brazilian Labor Laws. Brazil is a signatory of the World Trade Organization’s Trade-Related Aspects of Intellectual Property Rights agreement. This agreement establishes a minimum protection standard to property rights and requires signatory countries to review and adapt national laws that meet that standard.
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

ITEM 1A. RISK FACTORS
The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of those risks actually occurs, our business, financial condition, results of operations and cash flows could suffer. The risks and uncertainties discussed below also include forward-looking statements and our actual results may differ materially from those discussed in these forward-looking statements.
Risks Relating to Our Company
A significant portion of our revenues are related to the dollar amount of fuel purchased by our customers, and, as a result, volatility in fuel prices could have an adverse effect on our revenues.
Our customers in our Fleet Solutions segment primarily purchase fuel. Accordingly, a significant part of our revenue is dependent on fuel prices, which are prone to volatility. As of December 31, 2016, management estimates that approximately 18 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2016, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $1.2 million decline in 2016 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. In the fourth quarter of 2014, we suspended our fuel price hedging program and as of the second quarter of 2016, we no longer had any remaining fuel hedging derivatives outstanding. With the suspension of our fuel price hedging program, we are exposed to the full impact of fuel price declines and our net income in future quarters is exposed to fuel price volatility unless the fuel price hedging program is reinstated. If fuel prices decline, the lack of a hedge will negatively impact our revenue and income.
Fuel prices are dependent on many factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and expectations regarding supply and demand;

•	speculative trading;

•	actions by major oil exporting nations;

•	political conditions in other oil-producing, gas-producing or supply-route countries, including revolution, insurgency, terrorism or war;

•	refinery capacity;

•	weather;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	value of the U.S. dollar versus other major currencies;

•	general worldwide economic conditions; and

•	governmental regulations, taxes and tariffs.
Another component of our revenue stream is the late fees that our customers pay on past due balances. As a result, a decrease in the price of fuel leads to a decline in the amount of late fees we earn from customers who fail to pay us timely.
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

Changes in interchange fees could decrease our revenue.

A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our cards. Interchange fee amounts associated with cards are affected by a number of factors, including regulatory limits and fee changes. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. These factors could result in lower interchange fees generally in the future. Temporary or permanent decreases in the interchange fees associated with our card transactions, could adversely affect our business and operating results.
If we fail to adequately assess and monitor credit risks posed by our customers, we could experience an increase in credit loss.
We are subject to credit risk posed by our customers, many of which are small-to mid-sized businesses. Because we often fund a customer's entire receivable while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by the customer's failure to pay. We use various formulas and models to screen potential customers and establish appropriate credit limits, but these formulas and models cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit losses on the income statement could be significantly higher.
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
Therefore, increases or decreases in the value of the U.S. dollar against other major currencies that we use to conduct our business will affect our revenues, operating income and the value of balance sheet items denominated in those currencies. Fluctuations in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, may materially affect our financial results.
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
We have substantial indebtedness, which may materially and adversely affect our financial flexibility and our ability to meet our debt service obligations.
Our 2016 Credit Agreement provides for a tranche A term facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023 and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. In addition to the 2016 Credit Agreement, our indebtedness consists of our 4.750 percent senior notes due 2023 (the “Notes”), deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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
In addition, under the 2016 Credit Agreement, unless otherwise agreed by the requisite lenders under the revolving credit facility, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge ratio, measured quarterly, of no less than 3.25 to 1.00; and a consolidated funded indebtedness (excluding up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and excluding the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions) to consolidated EBITDA ratio, measured quarterly, of no more than 5.40 to 1.00, which ratio shall step down to 5.25 to 1.00 at December 31, 2016, 5.00 to 1.00 at December 31, 2017, 4.25 to 1.00 at December 31, 2018 and 4.00 to 1.00 at December 31, 2019. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and would jeopardize our ability to continue our current operations.
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
Adverse conditions in the credit market may limit WEX Bank’s ability to attract deposits at a time when it would like or need to do so. A significant credit ratings downgrade, material capital market disruptions, significant withdrawals by depositors at WEX Bank, or adverse changes to its industrial bank charter could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Any limitation of availability of deposits could have an impact on our ability to finance our U.S. accounts receivable which would adversely impact us.
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
We have substantially increased indebtedness following completion of the acquisition of EFS, which has increased our interest expense. We also incurred various costs and expenses associated with the financing. The additional indebtedness incurred in connection with the EFS acquisition has increased the amount of cash flows required to fund the interest expense associated with our indebtedness. In addition, certain obligations under the 2016 Credit Agreement bear interest at variable interest rates. On November 3, the Company entered into three forward-fixed interest rate swap agreements to effectively fix the future interest payments associated with $800 million of our variable-rate borrowings.  However, interest rate increases still could result in larger debt service requirements on the remaining portion of borrowings.  Such an increase in our debt service obligations would adversely affect our cash flows.
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
Under our 2016 Credit Agreement and Notes, we had $2,037.6 million of fixed and variable interest rate indebtedness outstanding at December 31, 2016, consisting of $400.0 million of borrowings under our bond facility at a fixed rate of 4.750 percent and $1,637.6 million of borrowings under our 2016 Credit Agreement that bore interest at floating rates, subject to the partial hedging arrangement described above. An increase in interest rates would increase the cost of borrowing under our 2016 Credit Agreement.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit and interest-bearing money-market deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2016, WEX Bank had outstanding $517.5 million in certificates of deposit maturing within one year, $208.0 million in certificates of deposit maturing within one to three years, and $325.5 million in interest-bearing money market deposits.

The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions are being phased in over time and because the new Presidential administration has indicated it may make or propose changes to provisions of the Dodd-Frank Act. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. For example, the Dodd-Frank Act provides the Commodity Futures Trading Commission, or CFTC, with broad authority to adopt combined position limits for futures contracts and over-the-counter derivatives, and on November 5, 2013 the CFTC proposed rules addressing such limits. The rules, if enacted in their proposed form, may require us to change to any fuel price hedging practices we may then use to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions.
The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or the CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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
The current U.S. Administration and Congress have signaled their intent to significantly or completely repeal the Dodd-Frank Act and the associated implementing regulations, and it is unclear what, if any, measures may be implemented to replace it. Accordingly, there may be an extended period of uncertainty and unpredictability regarding the provisions of federal law and regulations that affect our business and operations.
The Dodd-Frank Act and any related legislation or regulations, or any repeal or replacement of such legislation or regulations, may have a material impact on our business, results of operations and financial condition. The full impact of the Dodd-Frank Act will not be known until all of the regulations implementing the statute are adopted and implemented. However, compliance with these new laws and regulations may require us to make changes to our business, and, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs. We may be required to invest significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it, or to address the changed business environment resulting from a repeal of all or part of the Dodd Frank Act and any related legislation or regulation.
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
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 14 percent of our total revenues in 2016. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of relationships cease to exist. Likewise, we have agreements with the major oil companies, fuel retailers and truck stop merchants whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.
If the technology we use in operating our business and interacting with our customers fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business and interact with our customers. This includes technology that we have developed, have contracted with others to develop or obtained through third-parties by way of service agreements. We use this technology to conduct our business and interact with our customers, partners and suppliers, among others. To the extent that our third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services to and interact with our customers and partners could be adversely impacted and our business and results of operations could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in our internally developed technology, there is no guarantee that it will function as intended once it is placed into operation.
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
During July 2016 we acquired EFS in order to expand our customer footprint in the over-the-road fleet market and utilize their technology to better serve the needs of all fleet customers. We have never integrated another company of comparable scale to EFS, and doing so presents significant challenges and opportunities.
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

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences due to, but not limited to, the repatriation of cash and negative consequences from changes in or interpretations of tax laws

•	competitive pressure on products and services from companies based outside the U.S. that can leverage lower costs of operations; and

•	local labor conditions and regulations.
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
We also conduct business with other highly regulated businesses such as banks, payment card issuers and health insurance providers. There continue to be significant potential reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business.
Laws or regulations developed in one jurisdiction or for one product could result in new laws or regulations in other jurisdictions or for other products.
Regulators often monitor other approaches to the governance of the payment industry. As a result, a law or regulation enacted in one jurisdiction could result in similar developments in another. In addition, law and regulation involving one product could influence the extension of regulations to other product offerings.
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
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry, or PCI, standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
The healthcare industry changes often and technology-enabled services used by consumers are relatively new and unproven. If our platform is not successfully implemented, our growth may be limited.
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
Based on our experience, consumers are still learning about health savings accounts, which are often referred to as HSAs, and other similar tax-advantaged healthcare savings arrangements. The willingness of consumers to increase their use of technology platforms to manage their healthcare saving and spending tax advantaged benefits will impact our operating results.
We may incur impairment charges on goodwill or other intangible assets.
We account for goodwill in accordance with Financial Accounting Standards Board, which is often referred to as FASB, Accounting Standard Codification Topic 350, Intangibles—Goodwill and Other. Our reporting units and related indefinite-lived intangible assets are tested annually during the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, they are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2016, we have determined that the fair value of the goodwill and other indefinite-lived intangible assets are greater than their carrying values, thus no impairment charge was recorded. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.
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
The regulatory status of WEX Bank enables it to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis from other banks. These funds are used to support our payment processing operations, which require the Company to make payments, as well as for our virtual card and paycard products. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah DFI and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future.
We are subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
We are subject to extensive federal and state regulation and supervision, including that of the FDIC, the CFPB, and the Utah DFI. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or noteholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether or in what form any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing financial services and products, among other things.
Our industrial bank subsidiary is subject to regulatory capital requirements that may require us to make capital contributions to this subsidiary, and that may restrict the ability of the subsidiary to make cash available to us.
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
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which the Company can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. The applicable rules also require that the Company engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral. Accordingly, WEX Bank may be unable to provide credit or engage in transactions with us, including transactions intended to help us service our indebtedness.
Our business is subject to cyberattacks and security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyber-attack, as well as the unauthorized access, acquisition, release and use of “personally identifiable information," such as social security numbers. While social security numbers constitute a very small part of the data we keep, in the event of a security breach we would be required to determine the types of information comprised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches. An increasing number of organizations, including large on-line and off-line merchants and businesses, large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure.

The techniques that could be used to obtain unauthorized, improper or illegal access to our systems, our data or our customers' data, disable, to degrade service, or to sabotage our systems are constantly evolving, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties may attempt to gain access to our systems or facilities through various means, including, among others, hacking into the systems or facilities of us or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. We believe that we are a potential target for such breaches and attacks. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and expect to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and data that are stored on or accessible through those systems. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. Any actual or perceived breach of our security could interrupt our operations; result in our systems or services being unavailable; result in improper disclosure of data; materially harm our reputation and brand; result in significant legal and financial exposure; lead to loss of customer confidence in, or decreased use of, our products and services; and adversely affect our business and results of operations. Any breaches of network or data security at our partners or customers could have similar effects. In addition, our customers could have vulnerabilities on their own computer systems that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us.
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
Under the Financial Services Modernization Act of 1999, also referred to as the “Gramm-Leach-Bliley Act" or GLBA, and some state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
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
When we handle individually identifiable health information, regulations issued under Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements.
Our efforts to comply with existing and future health and financial data laws and regulations, both in the U.S. and abroad, is costly and time-consuming. Incidents involving our handling of this protected and sensitive information may consume significant financial and managerial resources and may damage our reputation, which may discourage customers from using, renewing, or expanding their use of our services.

Any security breach, inadvertent transmission of information about our customers, failure to comply with applicable breach notification and reporting requirements, or any violation of international, federal or state privacy laws could expose us to liability in excess of any applicable insurance policies, litigation, regulatory scrutiny, and/or cause damage to our reputation. We may also be required to expend significant resources to implement additional data protection measures or to modify the features and functionality of our system offerings in a way that is less attractive to customers.
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
Our ability to process and authorize transactions electronically depends on our ability to electronically communicate with our fuel and vehicle maintenance providers through point-of-sale devices and electronic networks that are owned and operated by third parties. The electronic communications networks upon which we depend are often subject to disruptions of various magnitudes and durations. Any severe disruption of one or more of these networks could impair our ability to authorize transactions or collect information about such transactions, which, in turn, could harm our reputation for dependable service and adversely affect our results of operations. In addition, our ability to collect enhanced data relating to our customers’ purchases may be limited by the use of older point-of-sale devices by fuel and vehicle maintenance providers. To the extent that fuel and vehicle maintenance providers within our network are slow to adopt advanced point-of-sale devices, we may not be able to offer the latest services and capabilities that our customers demand.
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
We also face increased competition in our efforts to enter into new strategic relationships and renew existing strategic relationships on similar terms.
Compliance with anti-money laundering laws and regulations creates additional compliance costs and reputational risk.
We must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations and other regulations. The USA PATRIOT Act of 2001 imposes significant anti-money laundering compliance and due diligence obligations on financial institutions, including WEX Bank. Financial regulators have issued various implementing regulations and have made enforcement a top priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences which may impact our financial results.
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
Under certain circumstances, when we fund customer transactions, we bear the risk of substantial losses due to fraudulent use of our card products. Although we actively monitor use of products with sophisticated fraud prevention programs, we cannot be certain that we will identify significant fraudulent activities before a loss has been occurred. While we maintain insurance coverage against many types of potential business losses, we do not maintain any insurance to protect us against any such fraudulent activities.
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities or harm our operating results.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. The failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations. As we expand our business operations domestically and internationally, we will need to maintain effective internal control over financial reporting and disclosure controls and procedures. If we are unable to do so, our external auditors could issue a qualified opinion on the effectiveness of our internal control over financial reporting.
Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. In addition, a material weakness in internal control over financial reporting may lead to deficiencies in the preparation of financial statements, which in turn could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.
We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate such material weakness and to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we have identified a material weakness as of December 31, 2016 in our internal control over financial reporting because we did not maintain effective information technology general controls in the areas of user access and program change management. As a result of this material weakness, our external auditors have issued a qualified opinion indicting that we have not maintained effective internal control over financial reporting as of December 31, 2016. Our management team has taken action to begin to remediate this material weakness, but we cannot be certain when the remediation will be completed. If we fail to fully remediate the material weakness or fail to maintain effective internal controls, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline. This material weakness could also impact our ability to attract and retain new customers. In future periods, we may identify additional deficiencies in our system of internal control over financial reporting during the course of our remediation efforts that may require additional work to address. The generally manual nature of certain of our controls and our recent acquisitions and the age of our legacy systems increase our risk of control deficiencies. In addition, future acquisitions may present challenges in implementing appropriate and sustainable internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
Our ability to attract and retain qualified employees is critical to our success and the failure to do so may materially adversely affect our performance.
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
As owners of a Utah industrial bank, we are subject to Utah banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the prior approval of Utah banking authorities. Federal law also prohibits a person or group of persons from acquiring “control” of us unless the FDIC has been notified and has not objected to the transaction. Under the FDIC’s regulations, the acquisition of 10 percent or more of a class of our voting stock would generally create a rebuttable presumption of control. In addition, our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders.
As a result of these regulatory requirements, certain existing and potential stockholders may choose not to invest or invest more in our stock. This could limit the number of potential investors and impact our ability to attract further funds.
A significant portion of our outstanding shares may be sold into the public market in the future, which could cause the market price of our common stock to decrease.

In partial consideration for the EFS acquisition, at the closing of the transaction the Company issued 4,011,672 shares of our common stock to funds affiliated with Warburg Pincus LLC. On the same date, the Company entered into an Investor Rights Agreement (the “IRA”) with these funds and certain other investors party to the IRA, which provides for transfer restrictions and customary registration rights, among other things, with respect to these shares. The IRA restricts the transfer of the stock consideration for one hundred eighty days after the effective date of the IRA, and restricts the transfer of more than one-third of the shares held by any individual investors for one year after the effective date of the IRA, in each case subject to certain exceptions. Subject to these transfer restrictions, the holders may sell their shares under certain circumstances, including pursuant to a registered underwritten public offering under the Securities Act or in accordance with Rule 144 under the Securities Act. The Company also has the ability to waive the transfer restrictions under the IRA prior to their expiration and may elect to do so in the future. The IRA gives these holders the right to require us to register all or a portion of their shares at certain times, subject to certain conditions and restrictions. The sale of a substantial number of our shares by these or other stockholders, or the market perception that the holders of a large number of shares intend to sell shares, could cause our stock price to decrease or make it more difficult for us to raise funds through future offerings of our common stock or to acquire other businesses using our common stock as consideration.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our principal leased properties as of December 31, 2016:

Property location	Square footage	Purpose of leased property
South Portland, Maine	178,300	Corporate headquarters, operations center and warehouse
Aurora, Colorado	1,400	Data center
Midvale, Utah	12,400	Bank operations and call center
Antioch, Tennessee	82,700	WEX Fleet One operations
Melbourne, Australia	21,500	Australia Fuel operations
Perth, Australia	2,000	Australia Fuel operations
Auckland, New Zealand	17,800	International Fuel operations
São Paulo, Brazil	12,800	International Fuel and Paycard operations
Sorocaba, Brazil	6,000	International Fuel operations
Salvador, Brazil	2,400	International call center
London, England	2,800	European Virtual operations
Crewe, England	14,700	European Fuel operations
Breda, Netherlands	1,000	European Fuel operations
Hamburg, Germany	7,500	European Fuel operations
Berlin, Germany	4,500	European Fuel operations
Oslo, Norway	3,600	European Fuel operations
Aubervilliers, France	10,400	European Fuel operations
Lille, France	4,000	European Fuel operations
Rome, Italy	4,300	European Fuel operations
Fargo, North Dakota	40,000	WEX Health operations
Edina, Minnesota	24,000	WEX Health operations
St. Louis, Missouri	3,600	WEX Health operations
Simsbury, Connecticut	18,000	WEX Health operations
Omaha, Nebraska	31,000	WEX Health operations
Chanhassen, Minnesota	22,350	EFS Operations
Indianapolis, Indiana	1,900	EFS Operations
Memphis, Tennessee	14,550	EFS Operations
Nashville, Tennessee	13,000	EFS Operations
Ogden, Utah	27,900	EFS Operations
Singapore	400	Travel and Corporate operations
Additional financial information about our leased facilities appears in Item 8 – Note 18 of our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA” ). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary. A mediation related to this dispute is also expected to occur. The Company is currently conducting an internal review of the matter and intends to vigorously defend itself.
From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company's consolidated financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WEX. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low
2016
First quarter	$88.04	$54.42
Second quarter	$96.84	$78.95
Third quarter	$108.86	$86.27
Fourth quarter	$117.14	$99.17
2015
First quarter	$108.53	$90.75
Second quarter	$118.97	$105.14
Third quarter	$115.75	$84.63
Fourth quarter	$98.94	$80.00
     As of March 2, 2017, the closing price of our common stock was $108.89 per share, there were 42,741,195 shares of our common stock outstanding and there were twenty-nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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

Share Repurchases
On September 23, 2013, we announced a share repurchase program authorizing the purchase of up to $150 million worth of our common stock from time to time until September 30, 2017. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the year ended December 31, 2016. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of December 31, 2016.

At the closing of the EFS transaction, the Company issued 4,011,672 shares of our common stock (representing approximately 9.4% of our outstanding shares as of July 1, 2016) to funds affiliated with Warburg Pincus LLC as partial consideration for the acquisition. On the same date, the Company entered into an investor rights agreement ("IRA"), which provides for transfer restrictions and customary registration rights with respect to the shares, among other things. Under the IRA, the Company is prohibited from taking any action that may cause the holders of registrable securities under the IRA, individually or in the aggregate, to own ten percent (10%) or more of the then issued and outstanding shares of its common stock. This restriction could impose significant limitations on our ability to make share repurchases until holders of registrable securities under the IRA dispose of a significant portion of their shares.
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

	December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income statement information, for the year ended
Total revenues	$1,018,460	$854,637	$817,647	$717,463	$623,151
Total operating expenses	$823,332	$625,844	$511,409	$440,724	$401,532
Financing interest expense	$113,418	$46,189	$36,042	$29,419	$10,433
Net realized and unrealized gains (losses) on fuel price derivatives	$711	$5,848	$46,212	$(9,851)	$(12,365)
Net earnings attributable to shareholders	$60,637	$101,904	$202,211	$149,208	$96,922
Basic earnings per share	$1.49	$2.63	$5.20	$3.83	$2.50
Diluted earnings per share	$1.48	$2.62	$5.18	$3.82	$2.48
Weighted average basic shares of common stock outstanding	40,809	38,771	38,890	38,946	38,840
Weighted average diluted shares of common stock outstanding	40,914	38,843	39,000	39,103	39,092
Balance sheet information, at end of period
Total assets	$5,997,097	$3,847,909	$4,105,379	$3,419,753	$3,127,239
Liabilities and stockholders’ equity
Total liabilities	$4,491,350	$2,752,228	$3,011,068	$2,497,727	$2,287,646
Redeemable non-controlling interest	—	—	16,590	18,729	21,662
Total stockholders’ equity	1,505,747	1,095,681	1,077,721	903,297	817,931
Total liabilities and stockholders’ equity	$5,997,097	$3,847,909	$4,105,379	$3,419,753	$3,127,239

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 and financial condition at December 31, 2016 and 2015 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.
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
2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders.

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders

Adjusted Net Income or ANI
A non-GAAP measure that adjusts net earnings attributable to shareholders to exclude acquisition and divestiture related items, debt restructuring and debt issuance cost amortization, stock-based compensation, restructuring and other costs, a vendor settlement, unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to tax receivable agreement, reserves for regulatory penalties, similar adjustments attributed to our non-controlling interest and certain tax related items.

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015.
Company	WEX Inc. and all entities included in the consolidated financial statements
EFS
Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.

Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FX	Foreign exchange
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender to delay a financing arrangement and hold a commitment of funds for the borrower for a period of time
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary, which has been subsequently branded WEX Brazil
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our ESSO portfolio in Europe acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance, collectively

2016 Highlights and Year in Review
WEX is a leading provider of corporate payment solutions. Our opportunities for growth extend well beyond the fleet fuel market, in particular to the online travel and healthcare payments markets. Building on a leading market position in our core fleet business, we continue to expand our company.
Our strategic approach to entering new markets is focused on three steps:

•	Identify complicated markets facing complex payment challenges and inefficiencies,

•	Develop products and services that address these unmet market needs, and,

•	Operate with systemic efficiency through scale and cost management.
We have a proven model in the fleet space where we have developed a leading market position and a strong margin profile. We have done the same in the online travel industry where we have become a leader in global virtual payments and continue to grow the business and create scale on a global basis. Through the acquisitions of Evolution1 and Benaissance, WEX Health has continued to expand into the consumer directed healthcare payments market.
The following events and accomplishments occurred during 2016:

•	The Company benefited from customer acquisitions and expanded relationships across all three of the Company's segments on our way to surpassing $1 billion in annual revenues.

•
On July 1, the Company acquired all of the outstanding membership interests of EFS, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments, for approximately $1.4 billion in cash and stock consideration. The acquisition will enable the combined company to expand its customer footprint and to utilize EFS' technology to better serve the needs of all fleet customers.

In connection with the EFS acquisition, we closed on the 2016 Credit Agreement, which increased our available financing. The 2016 Credit Agreement provides for term loan facilities of $1.7 billion, a $470 million secured revolving credit facility and the option for the Company to request additional loans subject to certain criteria.

•
On November 3, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. Commencing January 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125%, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings.

Our Company's management believes the following metrics were important to our overall performance in 2016:

•	Average number of vehicles serviced increased 4 percent from 2015 to approximately 10.0 million for 2016, primarily related to the acquisition of EFS.

•
Total fleet transactions processed increased 12 percent from 2015 to 454.5 million in 2016. Payment processing transactions increased 13 percent from 2015 to 385.9 million in 2016, and transaction processing transactions increased 9 percent from 2015 to 68.6 million in 2016. The increase in payment processing transactions resulted from a large customer portfolio converting from a transaction processing relationship to a payment processing relationship in the beginning of 2016, the acquisition of EFS and organic growth. The primary driver for the increase in transaction processing transactions was due to the acquisition of EFS, partially offset by the portfolio conversion mentioned above.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment decreased 8 percent to $59.19 for 2016, from $64.59 in 2015. The average U.S. fuel price per gallon during 2016 was $2.21, a 13 percent decrease as compared to the same period in the prior year. The average Australian fuel price per gallon during 2016 was $3.34, a 9 percent decrease as compared 2015.

•
Credit loss expense in the Fleet Solutions segment was $27.3 million during 2016, as compared to $20.8 million during 2015. Spend volume increased 3 percent in 2016 as compared to 2015. Our credit losses were 11.9 basis points of fuel expenditures for 2016, as compared to 9.4 basis points of fuel expenditures for 2015.

•
Realized gains or losses on fuel price derivatives were $5.7 million during 2016 as compared to a realized gain of $41.8 million for 2015. After the first quarter of 2016, the Company no longer holds fuel-price sensitive derivative instruments.

•
Our Travel and Corporate Solutions purchase volume grew to $24.0 billion in 2016, a 23 percent increase from 2015. This increase is primarily driven by organic growth in our travel product and the impact of the EFS acquisition.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a loss of $7.7 million in 2016, as compared to a loss of $5.7 million in 2015.

•
Our effective tax rate was 34.0 percent for 2016 as compared to 40.7 percent for 2015.  The change in our tax rate reflects a shift in jurisdictional profitability between 2015 and 2016.  Increased profits in 2016 within tax jurisdictions with tax rates lower than the United States resulted in a reduction to our effective tax rate. Our 2016 tax rate reflects the release of certain historical foreign reserve positions in Australia, primarily driven by a lapse of statute, as well as a reduction in our domestic production activities deduction as a result of lower taxable income in the United States. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions. Our tax rate fluctuates due to the impacts that rate and mix changes have on our net deferred tax assets. We anticipate that our future GAAP effective tax rate should be within the range of our historical rates, excluding discrete items.

Segments
Beginning in the fourth quarter of 2015, WEX began to operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Previously, the Company had reported two business segments, Fleet Payment Solutions and Other Payment Solutions. The Fleet Solutions segment provides payment, transaction processing and information management services specifically designed for the needs of commercial and government fleets. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides software as a service platform consumer directed healthcare payments, as well as payroll related benefits to customers in Brazil.

Results of Operations
YEAR ENDED DECEMBER 31, 2016, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2015
FLEET SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2016	2015	Increase (decrease)
Revenues
Payment processing revenue	$297,900	$305,855	(3)%
Account servicing revenue	127,106	100,850	26%
Finance fee revenue	124,725	83,554	49%
Other revenue	92,330	57,419	61%
Total revenues	642,061	547,678	17%
Total operating expenses	545,451	413,595	32%
Operating income	96,610	134,083	(28)%
Financing interest expense	(84,279)	(31,179)	170%
Gain on foreign currency transactions	6,359	1,479	330%
Net unrealized gains on interest rate swap agreements	8,391	—	NM
Net realized and unrealized gains on domestic fuel price derivative instruments	711	5,848	(88)%
Decrease (increase) in amount due under tax receivable agreement	(563)	2,144	NM
Income before income taxes	$27,229	$112,375	(76)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	385,861	342,975	13%
Average expenditure per payment processing transaction	$59.19	$64.59	(8)%
Average price per gallon of fuel - Domestic – ($USD/gal)	$2.21	$2.55	(13)%
Average price per gallon of fuel - Australia – ($USD/gal)	$3.34	$3.66	(9)%
Transaction processing revenue:
Transaction processing transactions	68,601	62,917	9%
Account servicing revenue:
Average number of vehicles serviced during the year	10,004	9,583	4%
NM - Not Meaningful
(a) As of July 1, 2016, these key operating statistics include our domestic EFS acquisition.
 Revenues
Payment processing revenue decreased $8.0 million for 2016, as compared to 2015, due primarily to the impact of a 13% decrease in the average domestic price per gallon of fuel in the 2016 as compared to 2015 and the unfavorable impact of FX rates. These unfavorable factors were partly offset by a higher payment processing volume related to the acquisition of EFS, a large customer portfolio converting from a transaction processing relationship to a payment processing relationship in the beginning of 2016 and organic growth.
Account servicing revenue increased $26.3 million for 2016, as compared to 2015, resulting from the acquisition of EFS and organic growth from an increase in fees to certain customers as part of our price modernization efforts.
Other revenues increased $34.9 million in 2016, as compared to 2015, primarily due to the acquisition of EFS.

Finance fee revenue is comprised of the following components:

(in thousands)	2016	2015	Increase
Late fee revenue	$102,497	$67,027	53%
Factoring fee revenue	19,689	15,585	26%
Cardholder interest income	544	515	6%
Other finance fee revenue	1,995	427	367%
Total finance fee revenue	$124,725	$83,554	49%
Late fee revenue is primarily fees charged for payments not made within the terms of the customer agreement based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to changes in (i) fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by changes in (i) late fee rates and (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. From time-to-time, we assess the market rates associated within our industry to determine what late fee rates are appropriate. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Late fees increased $35.5 million in 2016, as compared to 2015. The increase in late fees was primarily due to $39.1 million due to rate increases, partly offset by a decrease of $3.6 million due to the change in overdue balances. During the first half of 2015, late fee rates ranged from 0 to 3.75 percent monthly with a minimum late fee charge of $50. For the second half of 2015, late fee rate ranges and minimum charges were 0 to 5.50 percent monthly and $75, respectively. During the second quarter of 2016, late fee ranges were changed to 0 to 6.99 percent monthly, while minimum charges remained at $75. The weighted average late fee rate was 4.9% and 2.9% for 2016 and 2015, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during both the years ended December 31, 2016 and 2015.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $4.1 million in 2016, as compared to 2015. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Other finance fee revenue increased $1.6 million primarily resulting from the EFS acquisition.
Expenses
The following table compares selected expense line items within our Fleet Solutions segment:

(in thousands)	2016	2015	Increase (decrease)
Expense
Salary and other personnel	$201,817	$171,122	18%
Restructuring	7,486	9,010	(17)%
Service fees	95,555	63,075	51%
Provision for credit losses	27,264	20,822	31%
Technology leasing and support	28,763	25,099	15%
Occupancy and equipment	17,947	15,062	19%
Depreciation and amortization	100,860	54,453	85%
Other	$27,043	$21,718	25%

Salary and other personnel expenses increased $30.7 million for 2016, as compared to 2015, due primarily to the acquisition of EFS, and to a lesser extent, increases in variable compensation plans and employee benefit costs.
We recorded restructuring costs of approximately $7.5 million and $9.0 million for 2016 and 2015, respectively. The costs primarily reflect employee termination benefits and office closing costs to be paid through 2018. These initiatives are expected to streamline our domestic and international fleet businesses, driving acquisition synergies and creating greater efficiencies.
Service fees increased $32.5 million during 2016, as compared to 2015. The increase is due primarily to expenses associated with the acquisition of EFS and costs to outsource certain back office technology.
Provision for credit losses increased $6.4 million for 2016, as compared to 2015. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 11.9 basis points of fuel expenditures for 2016, as compared to 9.4 basis points of fuel expenditures for 2015. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognize in each quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Technology leasing and support expenses increased $3.7 million in 2016, as compared to 2015, resulting from additional software maintenance expense, due primarily to the EFS acquisition.
Occupancy and equipment increased $2.9 million in 2016, as compared to 2015, due primarily to higher rent expense, the majority of which resulted from the EFS acquisition.
Depreciation and amortization increased $46.4 million in 2016, as compared to 2015, due primarily to amortization of intangibles obtained from the EFS acquisition. Additionally, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology following the EFS acquisition. As a result of this analysis, we recorded approximately $10.1 million of accelerated amortization related to this technology during the second half of 2016 and will amortize approximately $11.5 million of remaining net book value associated with this technology over the next six months.
Other expenses increased $5.3 million in 2016, as compared to 2015, resulting primarily from the EFS acquisition.
Foreign Currency Transactions
In 2016, we recognized foreign currency gains related to intercompany loans resulting from a strengthening of the Euro against the British Pound Sterling, partly offset by the impact of a strengthening U.S. dollar. In both 2016 and 2015, most prominently in the fourth quarter of each year, we experienced losses from fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the British Pound Sterling, the Euro and the Australian dollar. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural partial hedge.
We initiated a partial foreign currency exchange hedging program in April 2014, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency loss in our consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $6.4 million in 2016 compared to a gain of $1.5 million in 2015.
Financing Interest Expense
Financing interest expense increased $53.1 million in 2016, as compared to 2015. The increase is primarily due to ticking fees incurred for the commitment of funds to finance the acquisition of EFS and higher relative borrowings and effective interest rates under the 2016 Credit Agreement.
Fuel Price Derivatives
In the past, we have owned fuel price sensitive derivative instruments to manage the impact of volatility in domestic fuel prices on our revenues and cash flows. These derivative instruments did not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on these derivative instruments affected our net income. During 2016, we recorded a net gain of $0.7 million, consisting of a reduction in the fair value in fuel derivatives of $5.0 million and a realized gain of $5.7 million. During 2015, we recorded a net gain of $5.8 million, consisting of a reduction in the fair value of fuel derivatives of $36.0 million and a realized gain of $41.8 million. These gains were due to the overall change in the current and future price of fuel relative to our hedged fuel prices. Prior to January 2015, we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We held previously purchased fuel price derivative instruments through the first quarter of 2016; after that time, we were no longer partially hedged for changes in fuel prices.
Interest Rate Swap Agreements
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. These derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on these derivative instruments affect our net income. During 2016, we recorded an unrealized gain of $8.4 million on these interest rate swap agreements. Commencing January 2017, we will begin to realize gains and losses on these swap agreements as we settle the fixed interest paid and variable interest with our counterparties on a monthly basis.
TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2016	2015	Increase (decrease)
Revenues
Payment processing revenue	$175,762	$151,311	16%
Account servicing revenue	1,247	1,930	(35)%
Finance fee revenue	643	326	97%
Other revenue	37,595	41,852	(10)%
Total revenues	215,247	195,419	10%
Total operating expenses	130,817	109,101	20%
Operating income	84,430	86,318	(2)%
Financing interest expense	(1,636)	—	NM
Loss on foreign currency transactions	(14,802)	(6,242)	(137)%
Net unrealized gains on interest rate swap agreements	866	—	NM
Income before income taxes	$68,858	$80,076	(14)%

Key operating statistics (a)
Payment processing revenue:
Payment solutions purchase volume	$23,965,023	$19,440,663	23%
NM - Not Meaningful
(a) As of July 1, 2016, these key operating statistics include EFS purchase volumes.
Revenues
Payment processing revenue increased approximately $24.5 million for 2016, as compared to 2015, primarily due to an increase in corporate charge card purchase volume from our WEX travel product and the acquisition of EFS. These favorable impacts were partly offset by the unfavorable impact of foreign currency exchange rates, and a decrease in the virtual card net interchange rate resulting from contract renegotiations and increased volumes in 2016 from certain large customers resulting in higher rebates. In the fourth quarter of 2016, we renegotiated our contract with one of our large customers, which will increase the rebates we provide to them effective in the first quarter of 2017.
Other revenue decreased approximately $4.3 million, primarily due to lower rates charged on cross border transactions.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of and for the year ended December 31, 2016, customer balances with such concessions totaled $16.7 million and resulted in approximately $1.3 million in waived late fees. There were no material concessions granted during the year ended December 31, 2015.

Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment:

(in thousands)	2016	2015	Increase (decrease)
Expense
Salary and other personnel	$22,728	$21,754	4%
Service fees	58,254	62,162	(6)%
Provision for credit losses	5,676	1,324	329%
Depreciation and amortization	6,187	2,999	106%
Other	$16,833	$3,961	325%

Salary and other personnel expenses increased $1.0 million in 2016, as compared to 2015, due primarily to the acquisition of EFS.
Service fees decreased by $3.9 million in 2016, as compared to 2015, due primarily to benefits realized from certain contract renewals, partly offset by the acquisition of EFS.
Provision for credit losses increased $4.4 million in 2016, as compared to 2015, primarily due to reserves taken for specific travel customers in Europe, including the bankruptcy of one of our online travel agency customers during the third quarter of 2016.
Depreciation and amortization expenses increased $3.2 million in 2016, as compared to 2015, resulting from related amortization on acquired EFS intangible assets.
Other expense increased $12.9 million in 2016, as compared to 2015, primarily resulting from a one-time $15.5 million vendor settlement in exchange for the release of potential claims related to insourcing certain technology.
Foreign Currency Transactions
In both 2016 and 2015, most prominently in the fourth quarter of each year, we experienced fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the British Pound Sterling, the Euro and the Australian dollar. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural partial hedge.
We initiated a partial foreign currency exchange hedging program in April 2014, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency loss in our consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a loss of $14.8 million in 2016 as compared to a loss of $6.2 million in 2015.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2016	2015	Increase
Revenues
Payment processing revenue	$46,957	$38,703	21%
Account servicing revenue	82,660	53,912	53%
Finance fee revenue	13,572	5,113	165%
Other revenue	17,963	13,812	30%
Total revenues	161,152	111,540	44%
Total operating expenses	147,063	103,148	43%
Operating income	14,089	8,392	68%
Finance interest expense	(27,504)	(15,010)	83%
Gain (loss) on foreign currency transactions	778	(926)	NM
Net unrealized gains on interest rate swap agreements	3,651	—	NM
Loss before income taxes	$(8,986)	$(7,544)	19%
NM - Not Meaningful
Revenues
Payment processing revenue increased approximately $8.3 million for 2016, as compared to 2015, due primarily to higher spend volumes resulting from the growth of WEX Health interchange consumers.
Account servicing revenue increased $28.7 million for 2016, as compared to 2015. This increase was due primarily to WEX Health new and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare offerings, and revenues from Benaissance, which was acquired in November 2015.
Finance fee revenue increased $8.5 million in 2016, as compared to 2015, due primarily to organic growth in cardholder interest earned on our paycard product in Brazil resulting from extended payment terms selected by our customers in 2016 as compared to the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted during both the years ended December 31, 2016 or 2015.
Other revenue increased $4.2 million in 2016, as compared to 2015, due primarily to growth and other ancillary fees from the Benaissance acquisition.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2016	2015	Increase
Expense
Salary and other personnel	$61,753	$41,688	48%
Service fees	19,243	13,607	41%
Occupancy and equipment	6,336	4,455	42%
Depreciation and amortization	$34,604	$25,625	35%

Salary and other personnel expenses increased $20.1 million in 2016, as compared to 2015, primarily due to additional headcount and variable compensation plan costs at WEX Health to support growth, including the impact from the acquisition of Benaissance.
Service fees increased by $5.6 million in 2016, as compared to 2015, primarily related to higher costs resulting from growth in WEX Health consumers and from the acquisition of Benaissance.

Occupancy and equipment expenses increased $1.9 million in 2016, as compared to 2015, primarily due to incremental facility leasing costs from the acquisition of Benaissance and growth of our WEX Health facilities and related costs.
Depreciation and amortization expenses increased $9.0 million in 2016, as compared to 2015. This increase resulted from higher amortization expense, primarily on acquired Benaissance intangibles and capitalized software development costs.
Financing Interest Expense
Financing interest expense increased $12.5 million in 2016 compared to 2015. The increase is primarily due to higher relative borrowings under our credit facility to fund the acquisition of Benaissance and an increase in effective interest rates.
Foreign Currency Transactions
Our Health and Employee Benefit Solutions segment is exposed to fluctuations in the Brazilian Real. Throughout 2016, we experienced a continued weakening of the U.S. dollar relative to the Real, as compared to 2015, which experienced a significant devaluation of the Real. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances and revenues that are denominated in foreign currencies. Though we do not hedge these non-U.S. revenues, our exposure is partly offset by internationally denominated expenses, which serve as a natural partial hedge.
We initiated a partial foreign currency exchange hedging program in April 2014, which was substantially eliminated in September 2015. The results of these hedges are included in Net foreign currency loss in our consolidated statements of income.
The fluctuations in exchange rates, combined with the results of the foreign currency exchange hedging program, resulted in a gain of $0.8 million in 2016 as compared to a loss of $0.9 million in 2015.

YEAR ENDED DECEMBER 31, 2015, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014
FLEET SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2015	2014	Increase (decrease)
Revenues
Payment processing revenue	$305,855	$357,050	(14)%
Account servicing revenue	100,850	81,217	24%
Finance fee revenue	83,554	75,703	10%
Other revenue	57,419	54,373	6%
Total revenues	547,678	568,343	(4)%
Total operating expenses	413,595	348,167	19%
Operating income	134,083	220,176	(39)%
Financing interest expense	(31,179)	(31,213)	—%
Gain (loss) on foreign currency transactions	1,479	(4,090)	(136)%
Net realized and unrealized gains on domestic fuel price derivative instruments	5,848	46,212	(87)%
Decrease (increase) in amount due under tax receivable agreement	2,144	(1,331)	NM
Income before income taxes	$112,375	$229,754	(51)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	342,975	311,291	10%
Average expenditure per payment processing transaction	$64.59	$84.00	(23)%
Average price per gallon of fuel - Domestic – ($USD/gal)	$2.55	$3.55	(28)%
Average price per gallon of fuel - Australia – ($USD/gal)	$3.66	$5.14	(29)%
Transaction processing revenue:
Transaction processing transactions	62,917	74,092	(15)%
Account servicing revenue:
Average number of vehicles serviced during the year	9,583	8,045	19%
  NM - Not Meaningful
(a) As of December 31, 2014, these key operating statistics include fuel related payment processing transactions and gallons of fuel from the Esso portfolio in Europe.
Revenues
Payment processing revenue decreased $51.2 million for 2015, as compared to 2014. This decrease is primarily due to a 28% decline in the average domestic price per gallon of fuel in 2015 as compared to 2014. This decrease is partially offset by an increase in payment processing volume primarily related to the acquisition of the Esso portfolio in Europe in December of 2014.
Account servicing revenue increased $19.6 million in 2015, as compared to 2014. This increase was primarily a result of the Esso portfolio in Europe acquisition in December of 2014.
Finance fee revenue is comprised of the following components:

(in thousands)	2015	2014	Increase (decrease)
Late fee revenue	$67,027	$62,046	8%
Factoring fee revenue	15,585	12,368	26%
Cardholder interest income	515	485	6%
Other finance fee revenue	427	804	(47)%
Total finance fee revenue	$83,554	$75,703	10%
Late fees increased $5.0 million in 2015, as compared to 2014. The increase in late fees was comprised of $15.8 million due to rate increases, partly offset by a decrease of $10.8 million due to the change in overdue balances resulting from lower fuel prices. During 2014, late fee rates ranged from 0 to 2.50 percent monthly with a minimum late fee charge of $50. We enacted two late fee increases during 2015. During the first half of 2015, late fee rates ranged from 0 to 3.75 percent monthly with a minimum late fee charge of $50. For the second half of 2015, late fee rate ranges and minimum charges were 0 to 5.50 percent monthly and $75, respectively. The weighted average late fee rate was 2.9% and 2.1% for 2015 and 2014, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of December 31, 2015 and 2014, customer balances with such concessions totaled $0.3 million and $0.8 million, respectively, which did not result in a material amount of late fees waived in either 2015 or 2014.
Factoring fee revenue increased $3.2 million in 2015, as compared to 2014. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Expenses
The following table compares selected expense line items within our Fleet Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Expense
Salary and other personnel	$171,122	$156,829	9%
Restructuring	$9,010	$—	NM
Service fees	$63,075	$43,466	45%
Provision for credit losses	$20,822	$30,696	(32)%
Technology leasing and support	$25,099	$18,532	35%
Other	$21,718	$22,797	(5)%
Gain on sale of subsidiary	$—	$(27,490)	NM
 NM - Not Meaningful

•
Salary and other personnel expenses increased $14.3 million for 2015, as compared to 2014. The increase is primarily due to an increase in headcount related to the acquisition of the Esso portfolio in Europe in December of 2014, partially offset by lower variable compensation expense.

•
We recorded restructuring costs of approximately $9.0 million in 2015 related to our global review of operations, of which $1.4 million was paid in 2015. The costs related to this initiative are employee termination benefits and third party service fees. These actions are expected to continue through 2017. We anticipate lower employee and facility related expenses once the restructuring is complete.

•
Service fees increased $19.6 million during 2015, as compared to 2014. The increase is due to expenses associated with the acquisition of the Esso portfolio in Europe in December of 2014. This increase is partially offset by a decrease in service fees related to the divestiture of Pacific Pride that occurred in July of 2014.

•
Provision for credit losses decreased $9.9 million for 2015, as compared to 2014. Our credit losses as a percentage of customers spend decreased to 9.4 basis points as compared to 11.7 basis points for 2014. The expense we recognized in 2015 was the amount necessary to bring the reserve to its required level after net charge offs.

•
Technology leasing and support expenses increased $6.6 million in 2015, as compared to 2014. The increase is primarily the result of additional expenses related to the consolidation of data centers, increases in cybersecurity infrastructure and additional fees associated with the general expansion of operations.

•	Other expenses decreased $1.1 million in 2015, as compared to 2014. This decrease is due to lower hardware expenses.

•
On July 29, 2014, we sold our Pacific Pride subsidiary for a pre-tax book gain of $27.5 million as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to our annual revenue, net income or earnings per share.

Foreign Currency Transactions
Beginning in the second half of 2014 and through 2015 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Brazilian real, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a gain of $1.5 million in 2015 as compared to a loss of $4.1 million in 2014.
Fuel Price Derivatives
During 2015, we recorded a net gain of $5.8 million on our fuel derivatives, consisting of a reduction in the unrealized balance in fuel derivatives of $36.0 million and a realized gain of $41.8 million. During 2014, we recorded a net gain of $46.2 million on our fuel derivatives, consisting of an unrealized gain of $48.3 million and a realized loss of $2.1 million. These gains and losses were due to the overall change in the current and future price of fuel relative to our hedged fuel prices. During the fourth quarter of 2014 we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. We continued to hold fuel price derivative instruments through the first quarter of 2016.
TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Revenues
Payment processing revenue	$151,311	$141,368	7%
Account servicing revenue	1,930	1,647	17%
Finance fee revenue	326	438	(26)%
Other revenue	41,852	39,513	6%
Total revenues	195,419	182,966	7%
Total operating expenses	109,101	95,674	14%
Operating income	86,318	87,292	(1)%
Loss on foreign currency transactions	(6,242)	(8,779)	(29)%
Income before income taxes	$80,076	$78,513	2%

Key operating statistics
Payment processing revenue:
Payment solutions purchase card volume	$19,440,663	$17,072,743	14%
Revenues
Payment processing revenue increased approximately $9.9 million for 2015, as compared to 2014. The primary driver of the increase in payment processing revenue is a higher virtual card purchase volume, which grew by approximately $2.4 billion in 2015 compared to 2014. These increases were partially offset by a decrease in the virtual card net interchange rate of 5 basis points in 2015 as compared to 2014, primarily due to increases in customer rebates.
Other revenue increased $2.3 million for 2015 as compared to 2014. These increases are primarily due to revenues associated with currency conversion fees charged to our virtual customers.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted as of December 31, 2015 and 2014.

Expenses
The following table compares selected expense line items within our Travel and Corporate Solutions segment:

(in thousands)	2015	2014	Increase
Expense
Salary and other personnel	$21,754	$19,735	10%
Service fees	$62,162	$58,711	6%
Provision for credit losses	$1,324	$1,061	25%
Technology leasing and support	$12,505	$10,800	16%
Depreciation and amortization	$2,999	$1,911	57%
Other	$3,961	$(232)	NM

 NM - Not Meaningful
Salary and other personnel expenses increased $2.0 million in 2015, as compared to 2014. The increase is primarily due to an increase in headcount over the prior year.
Service fees increased by $3.5 million in 2015, as compared to 2014. This increase is primarily due to higher processing fees associated with an increase in purchase card volume.
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
Other expense increased $4.2 million in 2015, as compared to 2014. The increase is primarily due to sales and marketing incentives.
Foreign Currency Transactions
Beginning in the second half of 2014 and through 2015 there were fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the Australian dollar, the Brazilian real, the Euro and the British Pound sterling. Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable, payable and intercompany balances that are denominated in these foreign currencies. These fluctuations in exchange rates resulted in a loss of $6.2 million in 2015 as compared to a loss of $8.8 million in 2014.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2015	2014	Increase
Revenues
Payment processing revenue	$38,703	21,569	79%
Account servicing revenue	53,912	32,645	65%
Finance fee revenue	5,113	4,742	8%
Other revenue	13,812	7,383	87%
Total revenues	111,540	66,339	68%
Total operating expenses	103,148	67,569	53%
Operating income	8,392	(1,230)	NM
Finance interest expense	(15,010)	(4,829)	NM
Loss on foreign currency transactions	(926)	(569)	63%
Income before income taxes	$(7,544)	$(6,628)	14%
 NM - Not Meaningful
Revenues
Payment processing revenue increased approximately $17.1 million for 2015, as compared to 2014. The increase in revenue is due to the acquisition of Evolution1 in July of 2014, offset by lower revenue, as compared to 2014, associated with rapid! Paycard, which was sold in January of 2015. Due to the timing of the Benaissance acquisition, which was completed on November 18, 2015, the impact from Benaissance on the results of operations of the Health and Employee Benefit Solutions segment was not material.
Account servicing revenue increased approximately $21.3 million for 2015, as compared to 2014, due primarily to a full year of Evolution1 SaaS healthcare offerings revenue in 2015.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted as of December 31, 2015 or 2014.
Other revenue increased approximately $6.4 million for 2015 as compared to 2014, due primarily to higher Evolution1 ancillary fees.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2015	2014	Increase (decrease)
Expense
Salary and other personnel	$41,688	$24,245	72%
Service fees	$13,607	$17,699	(23)%
Technology leasing and support	$3,710	$1,249	197%
Depreciation and amortization	$25,625	$13,680	87%

•
Salary and other personnel expenses increased $17.4 million in 2015, as compared to 2014. The increase is primarily due to salary expense at Evolution1, which was acquired in July of 2014, offset by lower expenses associated with rapid! Paycard, which was sold in January of 2015.

•
Service fees decreased by $4.1 million in 2015, as compared to 2014. This decrease is primarily due to lower expenses associated with rapid! Paycard, slightly offset by higher expenses associated with Evolution1.

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
NON-GAAP FINANCIAL MEASURES
The Company's non-GAAP adjusted net income excludes acquisition and divestiture related items, debt restructuring costs, stock-based compensation, restructuring and other costs, a vendor settlement, unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to tax receivable agreement, reserves for regulatory penalties, similar adjustments attributed to our non-controlling interest and certain tax related items.
Beginning in the third quarter of 2016, adjusted net income further excluded debt issuance cost amortization. For comparative purposes, adjusted pre-tax income before NCI attributable to shareholders for the prior periods has been adjusted to reflect the exclusion of these items and differs from the figure previously reported due to this adjustment.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses pre-tax adjusted income to allocate resources. The Company considers this measure integral because it excludes specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on derivative instruments, including fuel-price related derivatives and interest rate swap agreements, helps management identify and assess trends in the Company's underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these derivative contracts. The non-cash, mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

In prior periods, the Company has adjusted for goodwill impairments and acquisition related asset impairments. No goodwill or acquisition related impairments were identified during the years ended December 31, 2016, 2015 and 2014.

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

•
Restructuring costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

•
Vendor settlement represents a payment in exchange for the release of potential claims related to insourcing certain technology, and does not reflect recurring costs that would be relevant to the continuing operations of the Company. The Company believes that excluding this nonrecurring expense facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

•
Debt issuance cost amortization is a non-cash item. Additionally, both these and the costs associated with debt restructuring are unrelated to the continuing operations of the Company. Because these types of costs are dependent upon the financing method which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

•
Regulatory reserves reflect charges related to the impact of a regulatory action which resulted in WEX paying a penalty. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide insight into the fundamentals of the current or past operations of our business.

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, and the non-cash adjustments related to tax receivable agreement have no significant impact on the ongoing operations of the business.

•
The tax related items are the difference between the Company’s U.S. GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s U.S. GAAP tax provision.

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
The following table reconciles Adjusted Net Income to net earnings attributable to WEX Inc.:

	Year ended December 31,
	2016	2015	2014
Net earnings attributable to shareholders	$60,637	$101,904	$202,211
Unrealized (gains) losses on derivative instruments	(7,901)	35,962	(48,327)
Net foreign currency remeasurement loss	7,665	5,689	13,438
Acquisition and divestiture related items	148,753	50,714	20,826
Stock-based compensation	19,742	12,420	13,790
Restructuring and other costs	13,995	9,010	—
Vendor settlement	15,500	—	—
Debt restructuring and debt issuance cost amortization	12,673	3,097	2,641
Non-cash adjustments related to tax receivable agreement	563	(2,145)	1,331
Regulatory reserve	—	1,750	—
ANI adjustments attributable to non-controlling interests	(2,583)	4,996	(2,150)
Tax related items	(79,834)	(32,286)	2,462
Adjusted net income attributable to shareholders	$189,210	$191,111	$206,222

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS
We believe that our cash generating capability and financial condition, together with our revolving credit agreement and other available methods of financing (including deposits, participation loans, borrowed federal funds and securitization facilities), are adequate to meet our operating, investing and financing needs. As part of our overall financial structure, our industrial bank subsidiary, WEX Bank, utilizes brokered deposits and borrowed federal funds to finance our domestic accounts receivable.
The table below summarizes our cash activities:

	Year ended December 31,
(in thousands)	2016	2015	2014
Net cash (used for) provided by operating activities	$(151,131)	$445,100	$296,413
Net cash used for investing activities	(1,160,439)	(126,658)	(904,034)
Net cash provided by (used for) financing activities	$1,216,081	$(319,538)	$526,707

2016 Highlights

•
On July 1, 2016, we completed the acquisition of EFS, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleet segments for approximately $1.4 billion in cash and stock consideration. This is the Company's largest acquisition to date.

In conjunction with the EFS acquisition, we successfully closed on the 2016 Credit Agreement, which increased our available financing. The 2016 Credit Agreement provides for term loan facilities in the amount of $1.7 billion, a $470 million secured revolving credit facility and the option for additional loans subject to certain criteria.

•
During 2016, our increase in accounts receivable resulted in a $442.3 million use of cash, net of the customer receivables acquired as part of the EFS acquisition. This was primarily funded by operating activities. Accounts receivable increased as a result of higher revenues during the month ended December 31, 2016 as compared to the same period in 2015, resulting primarily from an increase in transaction volume.

•
In November 2016, we entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Commencing January 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125%, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings.

•
During 2016, cash outflows from capital additions totaled $61.8 million, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.

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

Liquidity
General
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, we began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of December 31, 2016 and 2015, we had approximately $3.4 million and $1.1 million, respectively, of receivables with revolving credit.
At December 31, 2016, approximately 93 percent of the outstanding balance of $2.2 billion of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer represented 11 percent of the outstanding receivables balance at each of December 31, 2016 and 2015.
Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments to our online travel agency merchants, payments on maturing and withdrawals of brokered deposits and borrowed federal funds, interest payments on our credit facility and other operating expenses. WEX Bank is responsible for the majority of domestic payments to major oil companies, merchants, and payments on maturing and withdrawals of brokered deposits and borrowed federal funds. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments.
On July 1, 2016, the Company borrowed the entire principal amount of the tranche A term loan facility, the entire principal amount of the tranche B term loan facility and $220.0 million under the revolving credit facility to pay the cash portion of the purchase price for the EFS acquisition, repay amounts outstanding under the 2014 Credit Agreement (which has been superseded by the 2016 Credit Agreement), and pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes.
Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2016.
As of December 31, 2016, we had no outstanding borrowings against our $470.0 million revolving credit facility, which terminates in July of 2021. The amount of loan origination fees for the revolving credit facility were $9.2 million at December 31, 2016. The combined outstanding debt under our tranche A term loan facility, which expires in July of 2021, and our tranche B term loan facility, which expires in July of 2023, totaled $1.6 billion at December 31, 2016, net of loan origination fees. As of December 31, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.2%.

See Item 8 - Note 12 Financing Debt for further information regarding interest rates, voluntary prepayments rights and principal payments required under our 2014 and 2016 Credit Agreements.
Ticking Fees
In January 2016, we began to incur ticking fees for the debt financing commitment associated with the 2016 Credit Agreement in anticipation of the then pending acquisition of EFS. Through June 30, 2016, we recorded $30 million of ticking fees, which is included in financing interest expense. These ticking fees were calculated based on the financing commitment of an aggregate principal amount of $2.125 billion that remained in place until the closing of the EFS acquisition on July 1, 2016. The total amount of ticking fees paid at the closing of the EFS acquisition was $22.2 million. The excess ticking fees of $7.9 million were netted against the net debt issuance costs related to the 2016 Credit Agreement and will be amortized over the 2016 Credit Agreement's terms using the effective interest method for the tranche A and B term loans and the revolver.
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
WEX Brazil Debt
WEX Brazil had debt of approximately $30.8 million and $5.0 million as of December 31, 2016 and 2015, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. The average interest rate was 19.7 percent and 15.2 percent for the years ended December 31, 2016 and 2015, respectively. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank has entered into an agreement with a third-party bank to fund customer balances that exceeded WEX Bank's lending limit. This agreement was most recently amended in July 2016 to extend the maturity date while maintaining a funding capacity of $45.0 million. During the second quarter of 2016, WEX Bank entered into another agreement with a separate third-party bank for incremental funding capacity of $10.0 million. This second agreement was amended in August 2016 to increase the incremental funding capacity to $50.0 million. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points. The balance of the debt was $95.0 million and $45.0 million as of December 31, 2016 and 2015, respectively, and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $95.0 million. The Company's participation debt agreements will mature on December 31, 2020 and August 18, 2017, respectively.
Australian Securitization Facility
On April 28, 2015, we entered into a one-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. In April 2016, this agreement was extended for one year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to our Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately

85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.65 percent and 2.91 percent as of December 31, 2016 and 2015, respectively. The Company had securitized debt under this facility of $78.6 million and $82.0 million as of December 31, 2016 and 2015, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The Company had $5.7 million of securitized debt under this facility as of December 31, 2016 at an interest rate of 0.95 percent.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging between 1 month and three years, with interest rates ranging from 0.65 percent to 1.35 percent as of December 31, 2016, as compared to interest rates ranging from 0.55 percent to 1.35 percent as of December 31, 2015, and 0.35 percent to 1.05 percent as of December 31, 2014. WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 0.48 percent to 0.87 percent as of December 31, 2016, as compared to variable interest rates ranging from 0.00 percent to 0.60 percent as of December 31, 2015, and 0.16 percent to 0.36 percent as of December 31, 2014. As of December 31, 2016, we had approximately $725.6 million of certificates of deposit outstanding at a weighted average interest rate of 0.96 percent, compared to $152.3 million of certificates of deposit outstanding at a weighted average interest rate of 0.90 percent as of December 31, 2015, and approximately $296.0 million of certificates of deposit outstanding at a weighted average interest rate of 0.61 percent as of December 31, 2014. As of December 31, 2016, we had approximately $325.5 million of brokered money market deposits outstanding at a weighted average interest rate of 0.76 percent, compared to $369.2 million of brokered money market deposits at a weighted average interest rate of 0.45 percent as of December 31, 2015, and approximately $330.7 million of brokered money market deposits outstanding at a weighted average interest rate of 0.25 percent as of December 31, 2014.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2016, all brokered deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
As of December 31, 2015, we had $309.0 million of non-interest bearing NOW account deposits. As of December 31, 2016, our agreement with the deposit program partner Higher One had ended and we had no non-interest bearing NOW account deposits. This previous funding source has been replaced by certificates of deposit.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $67.8 million, $40.0 million and $38.3 million of these deposits on hand at December 31, 2016, 2015 and 2014, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $250.0 million, $257.5 million and $125.0 million as of December 31, 2016, 2015 and 2014, respectively, with no outstanding balance as of December 31, 2016.
Other Liquidity Matters
On July 1, 2016, the Company completed the acquisition of EFS for approximately $1.2 billion in cash and 4 million shares of its common stock.
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives were entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. The effect of these derivatives is to restrict a portion of our fuel price exposure to a collar range, established at the time the fuel price derivatives are purchased. During the fourth quarter of 2014, we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. After the first quarter of 2016, we were no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program. During the course of the year we received $5.7 million from our counterparties as a result of the net settlement of expiring derivative contracts.
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings, effective December 30, 2016. Beginning in January 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125% under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings. These swaps will mature on December 31, 2018 and 2020. See Note 16, Fair Value for more information.
Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement, amounts due to Wyndham Worldwide Corporation (see Note 14 - Tax Receivable Agreement, in Part II, Item 8) as part of our tax receivable agreement, and various facilities lease agreements.
As of December 31, 2016, we also had approximately $13.3 million in letters of credit outstanding. At December 31, 2016, we had $1,599.3 million of borrowed funds, and $470.0 million available, under the 2016 Credit Agreement, subject to the covenants as described above.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $25.8 million and $13.2 million at December 31, 2016 and 2015, respectively. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Earnings outside of the United States are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses, and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the impact of currency exchange rate changes. As of December 31, 2016, we have approximately $66.0 million in cash located outside of the United States.
WEX Bank was required to maintain reserves against certain customer deposits by keeping cash on hand or balances with the Federal Reserve Bank due to the Company's agreement with Higher One to offer NOW deposit accounts. During the fourth quarter of 2016, the Company's agreement with Higher One ended. As a result, the Company is not subject to these reserve requirements as of December 31, 2016. The required amount of those reserves at December 31, 2015 was $39.7 million.
We currently have authorization from our Board to purchase up to $150 million of our common stock until September 30, 2017. We used $22 million during 2015 to repurchase shares of our common stock. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of December 31, 2016. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased. The Company is subject to restrictions under the investor rights agreement entered at the closing of the EFS acquisition that may limit our ability to repurchase shares.
Management believes that we can adequately fund our cash needs for at least the next 12 months.

Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2016, for the periods specified:

(in thousands)	2017	2018	2019	2020	2021 and Thereafter	Total
Operating Lease Obligations(a)	$11,495	$9,276	$6,429	$5,354	$19,517	$52,071
Debt Obligations
Term Loans	34,750	34,750	34,750	34,750	1,498,625	1,637,625
Interest payments on term loans(b)	68,051	66,591	65,132	63,672	128,889	392,335
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	19,000	19,000	19,000	19,000	39,583	115,583
Other debt(c)	125,755	—	—	—	—	125,755
Securitization facility(d)	84,323	—	—	—	—	84,323
Other Commitments
Certificates of deposit	517,524	165,065	42,983	—	—	725,572
Minimum volume purchase commitments(e)	164,422	164,422	164,422	164,422	643,987	1,301,675
Tax receivable agreement(f)	13,098	13,422	15,108	5,674	—	47,302
Other(g)	77,102	8,560	8,560	1,560	3,120	98,902
Total	$1,115,520	$481,086	$356,384	$294,432	$2,733,721	$4,981,143
(a) Operating leases – We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support. See Item 8 - Note 18, Commitment and Contingencies for more information.
(b) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2016. See Item 8 - Note 12, Financing Debt for more information.
(c) Other debt – This amount consists of participation debt at WEX Bank and debt balances at one of the Company's subsidiaries. Interest payments due were not included as the amount was not material.
(d) Securitization facility – Interest payments due on the securitization facility are not included as the amount was not material.
(e) Minimum volume purchase commitments – One of the Company's subsidiaries is required to purchase a minimum amount of fuel from their suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The table above represents the Company's annual penalty assuming we purchase no fuel under these commitments after December 31, 2016.
(f) Tax receivable agreement – As a consequence of the Company’s separation from its former parent company in 2005, the tax basis of the Company’s net tangible and intangible assets increased, reducing the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company was contractually obligated, pursuant to its 2005 Tax Receivable Agreement with the Company’s former parent company, Cendant Corporation, to remit 85 percent of any such cash savings. The estimated total payments owed to Cendant Corporation based on facts available at that time, was reflected as a liability titled “Amounts due under tax receivable agreement.” See Item 8 - Note 14, Tax Receivable Agreement for more information.
(g) Other – This amount is comprised of contractually committed incentives to be paid to a strategic relationship in 2017, a vendor settlement and future payments due for our outsourced information technology services.
Uncertain tax liabilities – The Company has excluded $4,960 in unrecognized tax benefits as of December 31, 2016 from the table above due to the uncertainty about the timing of payments to the taxing authority.

Off-balance Sheet Arrangements
Other than the operating leases included in the table above, we have the following off-balance sheet arrangements as of December 31, 2016:

•
Extension of credit to customers – We have entered into commitments to extend credit in the ordinary course of business. We had approximately $5.4 billion of unused commitments to extend credit at December 31, 2016, as part of established customer agreements. These amounts may increase or decrease during 2017 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust most of our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit – As of December 31, 2016, we had $13.3 million outstanding in undrawn irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

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
In Europe, our Fleet Solutions payment processing revenue is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets.
Interchange income is earned from the Company’s suite of card products. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as it is earned.
The Company assesses fees for providing ancillary services, such as information products and services, SaaS based fees, professional services and marketing services. Other revenues also include cross-border fees, fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers.
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
The Company recognizes SaaS based service fees in the healthcare market for the per-participant per-month fee which is recognized on a monthly basis subsequent to billing being completed. Interchange fees are recorded as received and ancillary service revenue is recognized when the related services have been provided.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2016, we have estimated a reserve for credit losses which is 0.97 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $10.4 million. For the past three years, our reserve for credit losses in an annual period has not been in excess of 1.0 percent of the total receivable balance.

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

As of December 31, 2016, the Company had an aggregate of approximately $3,104 million on its consolidated balance sheet related to goodwill and intangible assets of acquired entities. Since the acquisition of EFS was recent, its market value approximates carrying value. The goodwill associated with this reporting unit is $728.2 million as of December 31, 2016. Although no reporting units are deemed at risk of impairment as of December 31, 2016, the potential for impairment exists in the future should actual results deteriorate versus our current expectations.

New Accounting Standards
See Item 8 – Note 2, "Recent Accounting Pronouncements" for recently issued accounting standards that have not yet been adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Interest Rate Risk
2016 Credit Agreement
At December 31, 2016, we had borrowings of $1,599.3 million under our 2016 Credit Agreement that bore interest at variable rates. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to increase coverage of our overall borrowings. During 2016, we entered into three interest rate swap contracts that mature on December 31, 2018 and 2020. Beginning in 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125% under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings. See Item 8 – Note 16, Fair Value for more information.
Deposits
At December 31, 2016, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and participation debt) outstanding of $1.1 billion. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2016 remain constant. Actual results may differ materially.

Impact of 1.00% increase in interest rates
2016 Credit Agreement	$8,376
Participation agreements	950
Certificates of deposits	3,044
Money market deposits	3,255
Foreign Currency Risk
Our exposure to foreign currency fluctuation is due to our financial statements being presented in U.S. dollars and our foreign subsidiaries transacting in currencies other than the U.S. dollar, which results in gains and losses that are reflected in our consolidated statements of operations. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure. and we may initiate strategies to hedge certain foreign currency risks in the future.
Commodity Price Risk
As discussed in the “Fuel Price Derivatives” section of Item 1, we previously used derivative instruments to manage the impact of volatility in North American fuel prices on our earnings. We entered into put and call option contracts (“Options”) based on the wholesale price of unleaded gasoline and retail price of diesel fuel, which settled on a monthly basis through the first quarter of 2016. The Options were intended to lock in a range of prices during any given quarter on a portion of our forecasted earnings subject to fuel price variations. During the fourth quarter of 2014, we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. After the first quarter of 2016, we were no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of WEX Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 6, 2017

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$190,930	$279,989
Accounts receivable (less reserve for credit losses of $20,092 in 2016 and $13,832 in 2015)	2,054,701	1,508,605
Securitized accounts receivable, restricted	97,417	87,724
Income taxes receivable	10,765	—
Available-for-sale securities	23,525	18,562
Fuel price derivatives, at fair value	—	5,007
Property, equipment and capitalized software, net	167,278	138,585
Deferred income taxes, net	6,934	10,303
Goodwill	1,838,441	1,112,878
Other intangible assets, net	1,265,468	470,712
Other assets	341,638	215,544
Total assets	$5,997,097	$3,847,909
Liabilities and Stockholders’ Equity
Accounts payable	$617,118	$378,811
Accrued expenses	331,579	156,180
Income taxes payable	—	2,732
Deposits	1,118,823	870,518
Securitized debt	84,323	82,018
Revolving line-of-credit facilities and term loans, net	1,599,291	664,918
Deferred income taxes, net	152,906	83,912
Notes outstanding, net	395,534	394,800
Other debt	125,755	50,046
Amounts due under tax receivable agreement	47,302	57,537
Other liabilities	18,719	10,756
Total liabilities	4,491,350	2,752,228
Commitments and contingencies (Note 18)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,173 shares issued in 2016 and 43,079 in 2015; 42,841 shares outstanding in 2016 and 38,746 in 2015	472	431
Additional paid-in capital	547,627	174,972
Non-controlling interest	8,558	12,437
Retained earnings	1,244,271	1,183,634
Accumulated other comprehensive loss	(122,839)	(103,451)
Treasury stock at cost; 4,428 shares in 2016 and 2015	(172,342)	(172,342)
Total stockholders’ equity	1,505,747	1,095,681
Total liabilities and stockholders’ equity	$5,997,097	$3,847,909
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues
Payment processing revenue	$520,619	$495,869	$519,987
Account servicing revenue	211,012	156,693	115,509
Finance fee revenue	138,940	88,993	80,883
Other revenue	147,889	113,082	101,268
Total revenues	$1,018,460	$854,637	$817,647
Expenses
Salary and other personnel	286,298	234,564	200,809
Restructuring	7,486	9,010	—
Service fees	173,052	138,844	119,876
Provision for credit losses	33,348	22,825	32,144
Technology leasing and support	47,602	41,315	30,581
Occupancy and equipment	25,820	20,618	18,278
Advertising	14,864	12,891	11,814
Marketing	5,604	4,515	3,934
Postage and shipping	6,645	6,457	5,369
Communications	12,145	10,424	9,213
Depreciation and amortization	141,651	83,077	70,380
Operating interest expense	12,386	5,628	6,437
Other	56,431	36,891	30,064
Gain on sale of subsidiary	—	(1,215)	(27,490)
Total operating expenses	823,332	625,844	511,409
Operating income	195,128	228,793	306,238
Financing interest expense	(113,418)	(46,189)	(36,042)
Net foreign currency loss	(7,665)	(5,689)	(13,438)
Net unrealized gains on interest rate swap agreements	12,908	—	—
Net realized and unrealized gains on fuel price derivatives	711	5,848	46,212
Non-cash adjustments related to tax receivable agreement	(563)	2,145	(1,331)
Income before income taxes	87,101	184,908	301,639
Income taxes	29,625	75,296	101,621
Net income	57,476	109,612	200,018
Less: Net loss from non-controlling interests	(3,161)	(1,705)	(2,193)
Net earnings attributable to WEX Inc.	60,637	111,317	202,211
Accretion of non-controlling interest	—	(9,413)	—
Net earnings attributable to shareholders	$60,637	$101,904	$202,211
Net earnings attributable to WEX Inc. per share:
Basic	$1.49	$2.63	$5.20
Diluted	$1.48	$2.62	$5.18
Weighted average common shares outstanding:
Basic	40,809	38,771	38,890
Diluted	40,914	38,843	39,000
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$57,476	$109,612	$200,018
Changes in available-for-sale securities, net of tax effect of $144 in 2016, $49 in 2015 and $(175) in 2014	(251)	(83)	304
Foreign currency translation	(19,855)	(49,952)	(39,726)
Comprehensive income	37,370	59,577	160,596
Less: Comprehensive loss attributable to non-controlling interest	(3,879)	(7,979)	(6,529)
Comprehensive income attributable to WEX Inc.	$41,249	$67,556	$167,125
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Retained Earnings	Non-controlling interest in subsidiaries	Total Equity
	Shares	Amount
Balance at December 31, 2013	38,987	$429	$168,891	$(15,495)	$(130,566)	$879,519	$519	$903,297
Stock issued upon exercise of stock options	18	—	239	—	—	—	—	239
Tax benefit from stock options and restricted stock units	—	—	1,867	—	—	—	—	1,867
Stock issued upon vesting of restricted and deferred stock units	103	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	8,081	—	—	—	—	8,081
Purchase of shares of treasury stock	(211)	—	—	—	(19,765)	—	—	(19,765)
Changes in available-for-sale securities, net of tax effect of $(175)	—	—	—	304	—	—	—	304
Noncontrolling interest investment	—	—	—	—	—	—	21,267	21,267
Foreign currency translation	—	—	—	(35,390)	—	—	(1,999)	(37,389)
Net income	—	—	—	—	—	202,211	(2,391)	199,820
Balance at December 31, 2014	38,897	430	179,077	(50,581)	(150,331)	1,081,730	17,396	1,077,721
Stock issued upon exercise of stock options	3	—	33	—	—	—	—	33
Tax benefit from stock options and restricted stock units	—	—	650	—	—	—	—	650
Stock issued upon vesting of restricted and deferred stock units	56	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	9,140	—	—	—	—	9,140
Purchase of shares of treasury stock	(210)	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax effect of $49	—	—	—	(83)	—	—	—	(83)
Adjustment of redeemable non-controlling interest	—	—	(13,927)	(9,108)	—	(9,413)	—	(32,448)
Foreign currency translation	—	—	—	(43,679)	—	—	(2,063)	(45,742)
Net income	—	—	—	—	—	111,317	(2,896)	108,421
Balance at December 31, 2015	38,746	431	174,972	(103,451)	(172,342)	1,183,634	12,437	1,095,681
Stock issued upon exercise of stock options	21	—	300	—	—	—	—	300
Tax deficiency from stock options and restricted stock units	—	—	(100)	—	—	—	—	(100)
Stock issued upon vesting of restricted and deferred stock units	62	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	17,543	—	—	—	—	17,543
Stock issued for July 1, 2016 purchase of EFS	4,012	40	354,913	—	—	—	—	354,953
Changes in available-for-sale securities, net of tax effect of $144	—	—	—	(251)	—	—	—	(251)
Foreign currency translation	—	—	—	(19,137)	—	—	(718)	(19,855)
Net income	—	—	—	—	—	60,637	(3,161)	57,476
Balance at December 31, 2016	42,841	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$57,476	$109,612	$200,018
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain)	(26,737)	15,852	(48,327)
Stock-based compensation	19,742	12,420	13,790
Depreciation and amortization	141,651	83,077	70,380
Ticking fees expensed	30,045	—	—
Debt restructuring and debt issuance cost amortization	10,656	3,097	2,641
Gain on divestiture	—	(1,215)	(27,490)
Loss on debt extinguishment	2,017	—	—
Provision for deferred taxes	19,499	37,359	46,111
Restructuring charge	2,711	7,561	—
Provision for credit losses	33,348	22,825	32,144
Loss on disposal of property, equipment and capitalized software	259	349	1,182
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(436,071)	199,717	55,883
Other assets	(63,730)	(17,653)	(16,920)
Accounts payable	75,807	(33,201)	(29,154)
Accrued expenses	(1,042)	9,033	29,263
Income taxes	(14,614)	10,687	(21,770)
Other liabilities	8,086	(2,322)	(3,190)
Amounts due under tax receivable agreement	(10,234)	(12,098)	(8,148)
Net cash (used for) provided by operating activities	(151,131)	445,100	296,413
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(61,799)	(63,491)	(58,133)
Purchases of available-for-sale securities	(5,853)	(349)	(2,837)
Maturities of available-for-sale securities	495	594	337
Acquisitions and investment, net of cash	(1,089,282)	(80,677)	(891,725)
Acquisition of an intangible asset	(4,000)	—	—
Proceeds from divestiture	—	17,265	48,324
Net cash used for investing activities	(1,160,439)	(126,658)	(904,034)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	597	650	1,867
Repurchase of share-based awards to satisfy tax withholdings	(2,200)	(2,392)	(5,709)
Proceeds from stock option exercises	300	33	239
Net change in deposits	248,926	(107,345)	(109,138)
Net activity on other debt	62,474	(435)	46,851
Borrowings on revolving line-of-credit facility	3,505,732	2,203,027	2,519,742
Repayments on revolving line-of-credit facility	(3,707,248)	(2,402,118)	(2,105,321)
Borrowings on term loans	1,643,000	—	222,500
Repayments on term loans	(476,126)	(27,500)	(21,250)
Loan origination fees	(40,868)	—	(3,309)
Net change in securitized debt	3,665	84,571	—
Ticking fees paid	(22,171)	—	—
Purchase of redeemable non-controlling interest	—	(46,018)	—
Purchase of shares of treasury stock	—	(22,011)	(19,765)
Net cash provided by (used for) financing activities	1,216,081	(319,538)	526,707
Effect of exchange rates on cash and cash equivalents	6,430	(3,678)	4,191

Net change in cash and cash equivalents	(89,059)	(4,774)	(76,723)
Cash and cash equivalents, beginning of year	279,989	284,763	361,486
Cash and cash equivalents, end of year	$190,930	$279,989	$284,763
Supplemental cash flow information
Interest paid	$116,272	$49,032	$40,287
Income taxes paid	$23,946	$27,186	$75,258
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock in a business combination	$354,953	$—	$—
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, "we" or "our") is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide its customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners.
Basis of Presentation
The accompanying consolidated financial statements of WEX Inc. for the years ended December 31, 2016, 2015 and 2014, include the accounts of WEX Inc. and its material subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The presentation of the accompanying consolidated statements of income has been updated for the years ended December 31, 2015 and 2014 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue, income from operations, net income or net income per share in any of the periods presented as a result of this updated presentation.
The Company rounds amounts in the consolidated financial statements to thousands and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
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
In April 2015, the FASB issued ASU 2015-03 related to the simplification of the presentation of debt issuance costs. The standard requires entities to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The ASU provides that debt issuance costs are analogous to debt discounts and reduce the proceeds of borrowing which increases the effective interest rate. Prior to the amendment, debt issuance costs were reported in the balance sheet as an asset. The amended guidance was effective for financial statements issued for fiscal years beginning after December 15, 2015, required retrospective adoption, and represented a change in accounting principle. As a result of the adoption, the December 31, 2015 consolidated balance sheet is restated as follows:

	Previously Reported	Effect of Accounting Principle Adoption	Adjusted
Consolidated balance sheet
Other assets	$225,581	$(10,037)	$215,544
Total assets	3,857,946	(10,037)	3,847,909
Revolving line-of-credit facilities and term loan, net	669,755	(4,837)	664,918
Notes outstanding, net	400,000	(5,200)	394,800
Total liabilities	2,762,265	(10,037)	2,752,228
Total liabilities and stockholders’ equity	$3,857,946	$(10,037)	$3,847,909

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Acronyms and Abbreviations
The acronyms and abbreviations identified below are used in the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the consolidated financial statements:

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
2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders.

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders

Adjusted Net Income or ANI
A non-GAAP measure that adjusts net earnings attributable to shareholders to exclude acquisition and divestiture related items, debt restructuring and debt issuance cost amortization, stock-based compensation, restructuring and other costs, a vendor settlement, unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to tax receivable agreement, reserves for regulatory penalties, similar adjustments attributed to our non-controlling interest and certain tax related items.

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2015-03	Accounting Standards Update No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
ASU 2015-16	Accounting Standards Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-15	Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a leading provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015.
Company	WEX Inc. and all entities included in the consolidated financial statements
EFS
Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.

Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FX	Foreign exchange
GAAP	Generally Accepted Accounting Principles in the United States
Higher One	Higher One, Inc. a technology and payment services company focused on higher education
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
NOW deposits	Negotiable order of withdrawal deposits
Over-the-road	Typically heavy trucks traveling long distances
Pacific Pride	Pacific Pride Services, LLC, previously a wholly-owned subsidiary, sold on July 29, 2014
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender to delay a financing arrangement and hold a commitment of funds for the borrower for a period of time
Total fleet transactions	Total of transaction processing and payment processing transactions
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary, which has been subsequently branded WEX Brazil
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our ESSO portfolio in Europe acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance, collectively

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Use of Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with GAAP and with the Rules and Regulations of the SEC, specifically Regulation S-X and the instructions to Form 10-K. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material.
Cash and Cash Equivalents
Highly liquid investments with remaining maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents include federal funds sold, which are unsecured short-term investments entered into with financial institutions.
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties or funds required to be maintained on hand under certain vendor agreements. This restricted cash, which totaled $22,412 and $17,783 as of December 31, 2016 and 2015, respectively, is classified in Other Assets on the Company’s consolidated balance sheets. We maintain an offsetting liability against restricted cash collected and remitted on behalf of our customers. Restricted cash is not available to fund the Company’s operations.
Accounts Receivable and Reserve for Credit Losses
Accounts receivable balances are stated at net realizable value. The balance includes a reserve for credit losses which reflects management’s estimate of uncollectable balances resulting from credit and fraud losses. Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. The reserve for credit losses is established based on the determination of the amount of expected credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, changes in customer payment patterns, economic trends, geography and other information in order to make judgments as to probable credit losses. Management also uses historical charge off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
Available-for-sale Securities
The Company records certain investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenues. Available-for-sale securities held by the Company were purchased and are held by WEX Bank in order to meet the requirements of the Community Reinvestment Act.
Derivatives
The Company has used derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest rate volatility. All derivatives are recorded at fair value on the consolidated balance sheets.
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with the Company's outstanding variable-interest rate borrowings. The interest rate swaps do not qualify for hedge accounting treatment; therefore, gains or losses related to the interest rate swaps, both realized and unrealized, are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses related to the interest rate swaps are included in operating cash flows, which is consistent with the cash flow treatment of the underlying interest expense on our outstanding borrowings.
The Company’s fuel price derivative instruments did not qualify for hedge accounting treatment; therefore, gains or losses related to fuel price derivative instruments, both realized and unrealized, were recognized in earnings. These instruments are presented on the consolidated balance sheet as fuel price derivatives, at fair value. For the purposes of cash flow presentation, realized and unrealized gains or losses related to fuel price derivative instruments are included in operating cash flows, as they

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

were intended to hedge operating cash flows. After the first quarter of 2016, the Company was no longer partially hedged for changes in fuel prices.
In April 2014, the Company initiated a partial foreign currency exchange hedging program and managed foreign currency exchange exposure on an intra-quarter basis. The majority of the hedges were intended to renew on a monthly basis. Because this was a partial foreign currency exchange hedging program, the Company had additional foreign currency exchange exposure which was not hedged. During the third quarter of 2015, the Company decided to suspend the foreign currency exchange hedging program for all but a few short-term intercompany transactions.
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
Below are the estimated useful lives for assets placed in service during 2016 and beyond:

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Internal-use computer software	3 years
Computer software	18 months to 7 years
Leasehold improvements	up to 5 years
Capitalized Software
The Company develops software that is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Software development costs are capitalized during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred.  Capitalization begins when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Software development costs are amortized using the straight-line method over the estimated useful life of the software.
Below are the amounts of internal-use software capitalized and amortized:

	Year ended December 31,
	2016	2015	2014
Amounts capitalized for internal-use computer software (including work-in-process)	$55,379	$52,218	$34,053
Amounts expensed for amortization of internal-use computer software	$27,581	$20,316	$18,661
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
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to the reporting unit's implied fair value. The Company's annual goodwill and intangible asset impairment tests performed as of October 1, 2016, 2015 and 2014 did not identify any impairment.
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
Impairment and Disposals of Long-lived Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value is required. The Company did not recognize any significant impairment expense on the Company’s long-lived assets during the years ended December 31, 2016, 2015 and 2014. Disposals in the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits and borrowed federal funds approximate their respective fair values as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the consolidated balance sheets.
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

•
Interchange income is earned from the Company’s suite of card products in the Fleet Solutions and Health and Employee Benefit Solutions segments, as well as on our virtual card technology. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card providers. The Company recognizes interchange income as earned.

With regard to fleet and travel payment processing revenue, the Company is generally responsible for the collection of the total transaction amount from the customer and the payment to the merchant of their sales amount, net of the payment processing revenue earned by the Company, and as such, recognizes revenue net of the cost of the underlying products and services. As a consequence, the Company’s accounts receivable and accounts payable related to its payment processing revenues are reflective of the total transaction amount processed by the Company, not the Company’s revenue.
Account Servicing Revenue. In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees based on vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports. In our Health and Employee Benefit Solutions segment, we also recognize account servicing fees for the per-participant per-month fee charged per consumer on our healthcare financial technology platform. Account servicing revenue is recognized monthly, as the Company fulfills its contractual service obligations.
Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on the entire balance outstanding from the customer. On occasion, these fees are waived to maintain customer goodwill. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $10,922, $6,013 and $6,002 in 2016, 2015 and 2014, respectively. The Company engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and interest earned on the Company’s foreign paycard product.
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

From time to time the Company enters into agreements with suppliers, partners and customers and offers incentives to establish access to new channels, enter new market segments and expand the use and acceptance of WEX products and services. As part of these agreements the Company may agree to pay an up-front bonus or fee. The company capitalizes these payments within other assets in the consolidated balance sheets and amortizes each monthly, generally on a straight-line basis against the related revenue earned throughout the life of the agreement.
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company estimates the fair value of stock option awards using a Black-Scholes-Merton valuation model. The fair value of Restricted Stock Units ("RSUs"), including Performance Based Restricted Stock Units ("PBRSUs"), is determined and fixed on the grant date based on the Company's stock price.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company uses the straight-line methodology for recognizing the expense associated with stock options and RSU grants and a graded-vesting methodology for the expense recognition of PBRSUs. This recognized expense is net of estimated forfeitures and is recorded over each award's requisite service period. Stock-based compensation is recorded in salary and other personnel expense in the consolidated statements of income.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred.
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
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences became deductible. A valuation allowance is established for those jurisdictions in which deferred tax assets realization is deemed less than more likely than not. Deferred taxes are not provided for the undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested outside of the United States.
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
Earnings per Common Share
Basic earnings per share is computed by dividing net earnings attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units ("DSUs) outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested RSUs and DSUs and unvested PBRSUs for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase the Company's common stock at the average market price during the period.
Income available for common stockholders used to calculate earnings per share is as follows:

	Year ended December 31,
	2016	2015	2014
Net earnings attributable and available for common stockholders –Basic and Diluted	$60,637	$101,904	$202,211
Weighted average common shares outstanding used to calculate earnings per share are as follows:

	Year ended December 31,
	2016	2015	2014
Weighted average common shares outstanding – Basic	40,809	38,771	38,890
Dilutive impact of share based compensation awards	105	72	110
Weighted average common shares outstanding – Diluted	40,914	38,843	39,000

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Foreign Currency Movement
The financial statements of the Company’s foreign subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars using year-end spot exchange rates for assets and liabilities, average exchange rates for revenue and expenses and historical exchange rates for equity transactions. The resulting foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss.
Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of the Company's cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss. In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded in gains and losses on foreign currency in the consolidated statements of income.
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
2.    Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2, the comparison of the implied fair value of goodwill to the respective carrying amount of each reporting unit. Under the amendments, an entity will perform a one-step quantitative test and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The standard is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for testing dates after January 1, 2017. The Company does not believe this standard will have a material impact on the consolidated financial statements and related disclosures.
In November 2016, the FASB issued ASU 2016-18 which provides clarification on the classification and presentation of restricted cash in the statement of cash flows, thereby reducing diversity in practice. The statement of cash flows must explain the change during the period in the total of cash and cash equivalents and amounts described as restricted cash or cash equivalents. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective application to all periods presented. Early adoption is permitted. The Company does not believe this standard will have a material impact on our consolidated statement of cash flows.
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
In March 2016, the FASB issued ASU 2016-09 to simplify several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Adopting this standard will result in increased income tax expense volatility, the nature of which will be dependent on the magnitude of our common stock price fluctuations. The other aspects of this standard are not expected to have a material impact on the consolidated financial statements and related disclosures.

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
In May 2014, the FASB issued ASU 2014-09, which will supersede most existing revenue recognition guidance under U.S. GAAP ("Topic 606"). The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
Topic 606 does not apply to rights or obligations associated with financial instruments (e.g. interest income), including the Company’s finance fee and interest income from banking relationships and cardholders. As such, approximately 14% of consolidated revenues for the year ended December 31, 2016 will not be impacted by Topic 606.
The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014-09. Those clarifications, along with the guidance under Topic 606 support the conclusion that timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, or approximately 48% of consolidated revenues for the year ended December 31, 2016, will remain substantially unchanged under the new standard.
The Company is in the process of assessing the remaining revenue streams that fall within the scope of this new standard. Included in this assessment is confirming principle vs. agent determinations, reviewing commission structure and applying the series guidance to the Company's revenue streams. Under the new guidance certain costs to obtain a contract, such as sales commissions are to be capitalized and amortized over the life of the contract, with a practical expedient available for contracts under one year in duration. Sales commissions were approximately $20,000 for the year ended December 31, 2016.

On July 9, 2015, the FASB voted to defer the effective date by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of January 1, 2017. The Company is not electing early adoption and as a result the standard will become effective on January 1, 2018. The guidance permits two methods of adoption: full retrospective approach, which requires an entity to restate each prior period that is reported in the financial statements and modified retrospective approach, which requires a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. The Company currently anticipates adopting the standard using the modified retrospective method.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

3.     Business Acquisitions and Other Intangible Asset Acquisitions
The Company incurred and expensed costs directly related to completed acquisitions of $19,168, $342 and $7,694 in 2016, 2015 and 2014, respectively, which are included primarily within Service fees in the consolidated statements of income.
EFS
On July 1, 2016, the Company acquired all of the outstanding membership interests of EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. The acquisition will enable the combined company to expand its customer footprint and to utilize EFS' technology to better serve the needs of all fleet customers.
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355,000 based on the July 1, 2016 closing price of the Company's common stock on the New York Stock Exchange, representing approximately 9.4% of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,182,000, and was funded with amounts received under the 2016 Credit Agreement described further in Note 12, Financing Debt. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,444,000, net of $93,000 in cash acquired.
During the second half of 2016, the Company obtained information to assist in determining the fair values of certain tangible and intangible assets acquired and liabilities assumed in the EFS acquisition. Based on such information, the Company recorded other intangible assets and goodwill as described below. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition.
The tax structure of EFS consists of limited liability companies and corporations. The Company’s  tax election will allow a step-up in tax basis related to its 49.5 percent direct ownership in the limited liability company. The remaining 50.5 percent ownership in the limited liability company is held by a corporation that is part of the EFS structure and will therefore receive carry over tax basis. The difference between book and tax basis resulting from receiving carry over tax basis has been reflected in the financial statements as an investment in partnership deferred tax liability. The Company is currently evaluating the tax basis and the allocation of book basis to the assets acquired and liabilities assumed in this business combination. In addition, the Company is still reviewing the valuation as well as performing procedures to verify the completeness and accuracy of the data used in the independent valuation for intangible assets identified in the table below. The preliminary estimates are not expected to but could change significantly upon completion of this evaluation. The Company has not finalized the purchase accounting and estimates approximately $591,000 of the goodwill recognized in this business combination will be deductible for income tax purposes.
The following represents the preliminary allocation of the purchase price by the assets and liabilities acquired and goodwill recognized in this business combination:

Total consideration (net of cash acquired)	$1,444,235
Less:
Accounts receivable	162,684
Property and equipment	2,387
Customer relationships (a)(b)	842,700
Developed technologies (a)(c)	32,120
Trademarks and trade names (a)(d)	13,700
Deferred income tax assets	34,992
Accounts payable	(153,777)
Accrued expenses	(128,267)
Deferred income tax liabilities	(91,194)
Recorded goodwill (a)	$728,890
(a)Approximately $1,273,927 in goodwill and other intangible assets recorded from this business combination were preliminarily allocated to our Fleet Solutions segment, the remaining $343,483 was preliminarily allocated to our Travel and Corporate Solutions segment.
(b)Weighted average life – 8.1 years.
(c)Weighted average life – 2.2 years.
(d)Weighted average life – 7.7 years.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

At December 31, 2016, estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years and thereafter is as follows:

2017	$85,541
2018	81,131
2019	74,674
2020	68,798
2021	60,750
Thereafter	$481,523
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results have been calculated after applying our accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results assuming they were applied and incurred since January 1, 2015. In addition, non-recurring costs that were incurred in 2016 and are directly attributable to the acquisition have been reflected in pro forma results for the year ended December 31, 2015.  Such adjustments include $19,168 of transaction costs and $7,074 of expenses incurred as part of the July 2016 debt modification and extinguishment, net of the related income tax results. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. Subsequent to the July 1, 2016 acquisition date, the operations of EFS contributed revenues of approximately $83,300 and net income before taxes of approximately $5,800 to the Company's consolidated income statement.
The following represents unaudited pro forma operational results as if EFS has been included in the Company's consolidated statements of income as of January 1, 2015:

	Year ended December 31,
	2016	2015
Total revenues	$1,089,880	$994,619
Net earnings attributable to shareholders	$42,821	$36,763
Pro forma net income attributable to shareholders per common share:
Basic	$1.00	$0.86
Diluted	$1.00	$0.86
Benaissance
On November 18, 2015, the Company purchased the stock of Benaissance for $80,677. The transaction was financed through the Company’s cash on hand and existing credit facility. Benaissance provides financial management for health benefits administration by offering SaaS solutions for individual single point and consolidated group premium billing. The Company acquired Benaissance to enhance the Company's positioning in the growing healthcare market.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$80,677
Less:
Accounts receivable	1,594
Other tangible assets and liabilities, net	314
Acquired software and developed technology (a)	10,300
Customer relationships(b)	27,700
Trade name(c)	1,500
Recorded goodwill	$39,269
(a)Weighted average life – 5.0 years.
(b)Weighted average life – 7.6 years.
(c)Weighted average life – 8.1 years
No pro forma information has been included in these financial statements as the operations of Benaissance for the period that they were not part of the Company are not material to the Company's revenues, net income and earnings per share.
Acquisition of remaining 49% of UNIK
On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018. See Note 17 Non-controlling interest for further information.
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
(a)Weighted average life – 4.6 years.
(b)Weighted average life – 7.2 years.
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
The operations of Evolution1 contributed net revenues of approximately $35,976 and net losses of approximately $512 from July 16, 2014, through December 31, 2014, which includes financing costs. Evolution1 had previously recorded goodwill on its financial statements from prior acquisitions, some of which is expected to be deductible for tax purposes.
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
(a)Weighted average life – 6.4 years.
(b)Weighted average life – 9.7 years.
(c)Weighted average life – 9.9 years.
(d)Indefinite-lived

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following represents unaudited pro forma operational results as if Evolution1 had been included in the Company’s consolidated statements of income as of January 1, 2013:

	December 31,
	2014	2013
Total revenues	$865,056	$786,854
Net earnings attributable to shareholders	$191,415	$97,016
Pro forma net income attributable to WEX Inc. per common share:
Net income per share – basic	$4.92	$2.49
Net income per share – diluted	$4.91	$2.48
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
4.    Divestitures
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
Pacific Pride
On July 29, 2014, the Company sold its wholly-owned subsidiary Pacific Pride for $49,664, which resulted in a pre-tax book gain of $27,490. The transfer of the operations of Pacific Pride occurred on July 31, 2014. Simultaneously with the sale, the Company entered into a multi-year agreement with the buyer that continued to allow WEX branded card acceptance at Pacific Pride locations. The Company sold the operations of Pacific Pride as it did not align with the long-term strategy of the core fleet business. The operations of Pacific Pride were not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its operations.
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
5.    Accounts Receivable and Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, the Company began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

based on the revolving balance. The Company had approximately $3,400 and $1,100 in receivables with revolving credit balances as of December 31, 2016 and 2015, respectively. The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment.
Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy by the customer. The reserve for credit losses is calculated by an analytic model that also takes into account other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of past due accounts receivable balances, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.
At December 31, 2016, approximately 93 percent of the $2.2 billion trade accounts receivable balance was current and approximately 98 percent of trade accounts receivable was less than 60 days past due. At December 31, 2015, approximately 86 percent of the $1.6 billion of trade accounts receivable was current and approximately 97 percent of trade accounts receivable was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer represented 11 percent of the outstanding receivables balance at each of December 31, 2016 and 2015.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Year ended December 31,
	2016	2015	2014
Balance, beginning of year	$13,832	$13,919	$10,396
Provision for credit losses	33,348	22,825	32,144
Charge-offs	(33,665)	(27,862)	(35,302)
Recoveries of amounts previously charged-off	6,201	5,202	6,832
Currency translation	376	(252)	(151)
Balance, end of year	$20,092	$13,832	$13,919

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

6.    Investments
Available-for-sale Securities
The Company’s available-for-sale securities as of December 31, 2016 and 2015, are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
2016
Mortgage-backed securities	$498	$15	$23	$490
Asset-backed securities	650	—	2	648
Municipal bonds	697	1	16	682
Equity securities(b)	22,414	—	709	21,705
Total available-for-sale securities	$24,259	$16	$750	$23,525
2015
Mortgage-backed securities	$665	$16	$31	$650
Asset-backed securities	850	—	2	848
Municipal bonds	424	—	26	398
Equity securities(b)	16,961	—	295	16,666
Total available-for-sale securities	$18,900	$16	$354	$18,562

(a)The Company’s techniques used to measure the fair value of its investments are discussed in Note 16, Fair Value.
(b)Excludes $5,673 and $5,655 in equity securities designated as trading as of December 31, 2016 and 2015, respectively, included in Other assets on the consolidated balance sheets. See Note 15 for additional information about the securities designated as trading.
The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. The amount of available-for-sale securities that have been in a continuous unrealized loss position for more than twelve months is insignificant. The Company’s management has determined that these gross unrealized losses at December 31, 2016 and 2015 are temporary in nature.
The Company had maturities of available-for-sale securities of $495, $594 and $337 for the years ended December 31 2016, 2015 and 2014, respectively.
The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2016		2015
	Cost	Fair Value	Cost	Fair Value
Due after 1 year through year 5	$165	$165	$315	$313
Due after 5 years through year 10	529	529	—	—
Due after 10 years	653	636	959	933
Mortgage-backed securities with original maturities of 30 years	498	490	665	650
Equity securities with no maturity dates	22,414	21,705	16,961	16,666
Total	$24,259	$23,525	$18,900	$18,562

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

7.    Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
	2016	2015
Furniture, fixtures and equipment	$69,513	$63,278
Computer software	254,163	212,504
Software under development	49,922	39,694
Leasehold improvements	21,257	14,492
Capital leases	759	757
Total	395,614	330,725
Less: accumulated depreciation and amortization	(228,336)	(192,140)
Total property, equipment and capitalized software, net	$167,278	$138,585
Depreciation expense, including expense associated with capital leases, was $43,821, $35,285 and $29,758 in 2016, 2015 and 2014, respectively. The Company did not incur significant impairment charges during 2016, 2015, and 2014.
8.    Goodwill and Other Intangible Assets
The changes in goodwill during the period January 1 to December 31, 2016 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2016	$735,770	$38,134	$350,321	$1,124,225
Acquisition of EFS	561,119	167,771	—	728,890
Acquisition adjustments	—	—	502	502
Impact of foreign currency translation	(3,751)	(3,134)	2,899	(3,986)
Gross goodwill, December 31, 2016	1,293,138	202,771	353,722	1,849,631

Accumulated impairment, January 1, 2016	(867)	(10,480)	—	(11,347)
Impact of foreign currency translation	12	145	—	157
Accumulated impairment, December 31, 2016	$(855)	$(10,335)	$—	$(11,190)

Net goodwill, January 1, 2016	$734,903	$27,654	$350,321	$1,112,878
Net goodwill, December 31, 2016	$1,292,283	$192,436	$353,722	$1,838,441
The changes in goodwill during the period January 1 to December 31, 2015 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2015	$759,617	$40,251	$330,094	$1,129,962
Acquisition of Benaissance	—	—	38,767	38,767
Sale of subsidiaries	(147)	—	(12,386)	(12,533)
Impact of foreign currency translation	(23,700)	(2,117)	(6,154)	(31,971)
Gross goodwill, December 31, 2015	735,770	38,134	350,321	1,124,225

Accumulated impairment, January 1, 2015	(969)	(11,712)	—	(12,681)
Impact of foreign currency translation	102	1,232	—	1,334
Accumulated impairment, December 31, 2015	$(867)	$(10,480)	$—	$(11,347)

Net goodwill, January 1, 2015	$758,648	$28,539	$330,094	$1,117,281
Net goodwill, December 31, 2015	$734,903	$27,654	$350,321	$1,112,878

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other Intangible Assets
During the second half of 2016, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology following the EFS acquisition. As a result of this analysis, we recorded approximately $10.1 million of accelerated amortization related to this technology.
The changes in other intangible assets during the period January 1 to December 31, 2016, were as follows:

	Net Carrying Amount, Beginning of Year	Acquisitions	Amortization	Transfers(a)	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Year
Definite-lived intangible assets
Acquired software and developed technology	$114,012	$32,120	$(32,109)	$—	$3,993	$118,016
Customer relationships	297,904	842,700	(57,413)	—	(2,868)	1,080,323
Licensing agreements	27,398	—	(5,070)	—	(694)	21,634
Non-compete agreement	—	4,000	—	—	—	4,000
Patent	878	—	(228)	—	6	656
Trade name	13,144	13,700	(3,009)	11,000	(314)	34,521
Indefinite-lived intangible assets
Trademarks, trade names and brand names	17,376	—	—	(11,000)	(58)	6,318
Total	$470,712	$892,520	$(97,829)	$—	$65	$1,265,468
(a)During the third quarter of 2016, management reevaluated a trade name assigned to the Health and Employee Benefit Solutions segment, which was previously believed to have an indefinite life. As result, it was determined it is now probable that the trade name will not be renewed upon its 2024 expiration date. As such, this intangible asset will be amortized over its seven-year remaining estimated useful life.
The changes in other intangible assets during the period January 1 to December 31, 2015, were as follows:

	Net Carrying Amount, Beginning of Year (a)	Acquisitions	Amortization	Disposals	Impacts of Foreign Currency Translation	Net Carrying Amount, End of Year
Definite-lived intangible assets
Acquired software and developed technology(a)	$119,509	$10,300	$(9,844)	$—	$(5,953)	$114,012
Customer relationships(a)	309,450	27,700	(32,468)	(2,329)	(4,449)	297,904
Licensing agreements	35,341	—	(4,165)	(164)	(3,614)	27,398
Patent	1,245	—	(243)	—	(124)	878
Trade name(a)	15,373	1,500	(1,072)	(723)	(1,934)	13,144
Indefinite-lived intangible assets
Trademarks, trade names and brand names	16,379	—	—	—	997	17,376
Total	$497,297	$39,500	$(47,792)	$(3,216)	$(15,077)	$470,712
(a) The prior year amounts have been adjusted to reflect changes as a result of finalizing the purchase accounting. See Note 3, Business Acquisitions and Other Intangible Asset Acquisitions.
The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

2017	$148,774
2018	130,586
2019	120,814
2020	110,269
2021	$98,260

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other intangible assets consist of the following:

	December 31, 2016			December 31, 2015

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$187,499	$(69,483)	$118,016	$155,182	$(41,170)	$114,012
Customer relationships	1,247,624	(167,301)	1,080,323	403,382	(105,478)	297,904
Licensing agreements	30,760	(9,126)	21,634	31,903	(4,505)	27,398
Non-compete agreement	4,000	—	4,000	—	—	—
Patent	2,380	(1,724)	656	2,413	(1,535)	878
Trade name	41,029	(6,508)	34,521	16,410	(3,266)	13,144
	$1,513,292	$(254,142)	$1,259,150	$609,290	$(155,954)	$453,336
Indefinite-lived intangible assets
Trademarks, trade names and brand names			6,318			17,376
Total			$1,265,468			$470,712
9.    Accounts Payable
Accounts payable consists of:

	December 31,
	2016	2015
Merchant payables	$520,058	$313,244
Other payables	97,060	65,567
Accounts payable	$617,118	$378,811

10.    Deposits, Borrowed Federal Funds and Other Debt
The following table presents information about deposits:

	December 31,
	2016	2015
Certificates of deposit with maturities within 1 year	$517,524	$97,859
Certificates of deposit with maturities greater than 1 year and less than 5 years	208,048	54,448
Interest-bearing money market deposits	325,464	369,191
Negotiable order of withdrawal deposits	—	308,998
Customer deposits	67,787	40,022
Total deposits	$1,118,823	$870,518
Weighted average cost of funds on certificates of deposit outstanding	0.96%	0.90%
Weighted average cost of interest-bearing money market deposits	0.76%	0.45%
WEX Bank has issued certificates of deposit with maturities ranging from 1 month to 3 years and with interest rates ranging from 0.65 percent to 1.35 percent as of December 31, 2016. WEX Bank may issue certificates of deposit without limitation on the balance outstanding. WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of December 31, 2016, certificates of deposit were in denominations of $250 or less.
The Company requires deposits from certain customers as collateral for credit that has been extended. These deposits are generally non-interest bearing.
The Company also had federal funds lines of credit totaling $250,000 and $257,500 at December 31, 2016 and 2015, respectively. There were no borrowings against these lines of credit at December 31, 2016 and 2015.

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
During the fourth quarter of 2016, the Company's agreement with Higher One to offer NOW accounts ended. As a result, the Company does not have any non-interest bearing NOW account deposits outstanding as of December 31, 2016.
Other Debt
WEX Brazil Debt
WEX Brazil had debt of approximately $30,755 and $5,046 as of December 31, 2016 and 2015, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable, with various maturity dates. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
Participation Debt
During the second quarter of 2014, WEX Bank entered into an agreement with a third-party bank to fund customer balances that exceeded WEX Bank's lending limit to an individual customer. This agreement was most recently amended in July 2016 to extend the maturity date while maintaining a funding capacity of $45,000. During the second quarter of 2016, WEX Bank entered into another agreement with a separate third-party bank for incremental funding capacity of $10,000. This second agreement was amended in August 2016 to increase the incremental funding capacity to $50,000. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points. The balance of the debt was $95,000 and $45,000 as of December 31, 2016 and 2015, respectively, and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and could range from $0 to $95,000. The Company's participation debt agreements will mature on December 31, 2020 and August 18, 2017, respectively. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
The following table presents the average interest rates for deposits, borrowed federal funds and other debt:

	Year ended December 31,
	2016	2015	2014
Average interest rate:
Deposits	0.94%	0.65%	0.53%
Borrowed federal funds	0.69%	0.39%	0.38%
Interest-bearing money market deposits	0.50%	0.25%	0.23%
WEX Brazil debt	19.70%	15.21%	17.15%
Participation agreement	2.94%	2.57%	2.46%
Average deposits and borrowed federal funds balance	$1,102,210	$1,026,963	$1,220,979
Average other debt (WEX Brazil and participation agreements)	$92,684	$51,209	$37,876
11.    Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk, and commodity price risk. None of these derivative instruments qualify for hedge accounting treatment.
Interest Rate Swap Agreements
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Commencing January 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay fixed rates between 0.896% to 1.125% under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800,000 of the Company's borrowings.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C
Notional amount	$400,000	$150,000	$250,000
Amortization	5% annually	N/A	N/A
Maturity date	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	1.108%	1.125%	0.896%
See Note 16, Fair Value for more information regarding the valuation of our interest rate swaps.
Foreign Currency Exchange Program
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
The following table summarizes the contracts related to its foreign currency swaps, which settle in U.S. dollars at various dates within 5 days after year-end:

	Aggregate Notional Amount
	December 31,
	2016		2015
Australian dollar	A$	15,000	A$	10,000
Euro		€—		€10,000
Pound sterling		£—		£5,000
Fuel Derivatives Program
The Company entered into put and call option contracts related to the Company’s commodity price risk, which were based on the wholesale price of unleaded gasoline and the retail price of diesel fuel and settled on a monthly basis. These put and call option contracts ("Options"), or fuel price derivative instruments, were designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America by locking in a range of prices during any given quarter on a portion of the Company’s forecasted earnings subject to fuel price variations. During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program. During the first quarter of 2016, the Company held fuel price sensitive derivative instruments to hedge approximately 20 percent of its anticipated U.S. fuel-price related earnings exposure based on assumptions at time of purchase and all of these positions were settled as of March 31, 2016. After the first quarter of 2016, the Company was no longer hedged for changes in fuel prices.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents information about the Options:

			December 31,
			2015
	Put Strike Price of Underlying Option (per gallon) (a)	Call Strike Price of Underlying Option (per gallon) (a)	Aggregate Notional Amount (gallons) (b)	Fair Value
Fuel price derivative instruments – unleaded fuel
Options settling July 2015 – March 2016	$2.483	$2.543	2,655	$3,082
Options settling April 2015 – December 2015	2.620	2.680	—	—
Options settling January 2015 – September 2015	2.625	2.685	—	—
Options settling October 2014 – June 2015	2.568	2.628	—	—
Options settling July 2014 – March 2015	$2.510	$2.570	—	—
Total fuel price derivative instruments – unleaded fuel			2,655	$3,082
Fuel price derivative instruments – diesel
Options settling July 2015 – March 2016	$3.724	$3.784	1,314	$1,925
Options settling April 2015 – December 2015	3.785	3.845	—	—
Options settling January 2015 – September 2015	3.795	3.855	—	—
Options settling October 2014 – June 2015	3.785	3.845	—	—
Options settling July 2014 – March 2015	$3.788	$3.848	—	—
Total fuel price derivative instruments – diesel			1,314	$1,925
Total fuel price derivative instruments			3,969	$5,007

(a)
The settlement of the Options is based upon the New York Mercantile Exchange’s New York Harbor Reformulated Gasoline Blendstock for Oxgenate Blending and the U.S. Department of Energy’s weekly retail on-highway diesel fuel price for the month.

(b)	The Options settle on a monthly basis.
The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded on the consolidated statements of income:

	Year ended December 31,
	2016	2015	2014
Realized gains (losses)	$5,718	$41,810	$(2,115)
Change in unrealized fuel price derivatives	(5,007)	(35,962)	48,327
Net realized and unrealized gains on derivative instruments	$711	$5,848	$46,212
Consolidated Derivative Instruments
The following table presents information on the location and amounts of derivative fair values on the consolidated balance sheets, which are recorded at fair value:

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets	$12,908	Other assets	$—	Other liabilities	$—	Other liabilities	$—
Commodity contracts	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	5,007	Fuel price derivatives, at fair value	—	Fuel price derivatives, at fair value	—
Foreign currency contracts	Accounts receivable	$29	Accounts receivable	$—	Accounts payable	$—	Accounts payable	$90

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company’s fuel price, foreign currency, and interest rate swap derivative instruments do not qualify for hedge accounting treatment, and therefore, no such hedging designation has been made. For these derivative instruments, the gain or loss is recognized in the consolidated statements of income.
The following table presents information on the location and amounts of derivative gains and losses:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		December 31,
		2016	2015	2014
Foreign currency contracts	Net foreign currency gain	$59	$27,236	$15,398
Interest rate swap agreements	Net unrealized gains on interest rate swap agreements	$12,908	$—	$—
Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$711	$5,848	$46,212
12.  Financing Debt
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
On July 1, 2016, the Company borrowed the entire principal amount of the tranche A term loan facility, the entire principal amount of the tranche B term loan facility and $220,000 under the revolving credit facility to pay the cash portion of the purchase price for the acquisition of EFS, repay EFS's outstanding credit facilities, repay amounts outstanding under the 2014 Credit Agreement, and pay related fees, expenses and other transaction costs, provide for working capital needs and other general corporate purposes. The total initial borrowing on July 1, 2016 was $1,875,000 and the total borrowing capacity under the 2016 Credit Agreement is $2,125,000. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness, and other general corporate purposes.
As of December 31, 2016, the Company had no outstanding borrowings against its $470,000 revolving credit facility. Accordingly, at December 31, 2016, the Company had $470,000 of availability under the 2016 Credit Agreement, subject to the covenants as described below. The amount of loan origination fees for the revolving credit facility were $9,150 at December 31, 2016. The outstanding debt, net of loan origination fees, under the amortizing term loan arrangement totaled $1,599,291 at December 31, 2016 and bore a weighted average effective interest rate of 4.2%.
As of December 31, 2016 and 2015, the Company has posted approximately $13,346 and $8,550, respectively, in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (3.25% at December 31, 2016) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (3.50% at December 31, 2016) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (2.25% at December 31, 2016) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (2.50% at December 31, 2016) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA. In November 2016, the Company entered into three interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 11 Derivative Instruments, for further discussion.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.50% at December 31, 2016) based on the ratio of consolidated funded indebtedness of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
The 2016 Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions:

•
solely with respect to the tranche B term loan facility, currently with 50% (subject to reduction to 25% and 0% based upon the Company’s consolidated leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the 2016 Credit Agreement);

•
with 100% of the net cash proceeds of certain asset sales where the proceeds exceed certain thresholds, and certain casualty and condemnation events, subject to reinvestment rights and certain other exceptions; and

•	with 100% of the net cash proceeds of any incurrence or issuance of certain debt, other than debt permitted under the 2016 Credit Agreement.
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
Debt Covenants
The 2016 Credit Agreement and the Indenture contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries; (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

2014 Credit Agreement
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
As of June 30, 2016, the Company had $282,639 of borrowings , net of loan origination fees, against its $700,000 revolving credit facility. The outstanding debt under the amortizing term loan arrangement, which was scheduled to expire in January of 2018, totaled $445,000 at June 30, 2016 and $458,750 at December 31, 2015. As of June 30, 2016, amounts outstanding under the amortizing term loan bore interest at a rate of LIBOR plus 200 basis points. The revolving credit facility bore interest at a rate equal to, at the Company's option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for domestic borrowings; and the Eurocurrency rate plus 200 basis points for international borrowings.
$400 Million Notes Outstanding
On January 30, 2013, the Company completed a $400,000 offering in an aggregate principal amount of 4.750 percent senior notes due 2023 (the “Notes”) at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in offshore transactions pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to the Indenture among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.750 percent per annum. Interest is only payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013. Not considering unamortized loan origination fees, the Notes outstanding had a carrying value of $400,000 as of both December 31, 2016 and 2015.
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
The 2013 Credit Agreement amended, restated and substituted for the 2011 Credit Agreement. The 2013 Credit Agreement increased the outstanding amount of the term loan from $185,000 to $300,000 and increased the amount of the revolving loan from $700,000 to $800,000. A portion of the indebtedness owing under the 2013 Credit Agreement was the same indebtedness as formerly evidenced by the 2011 Credit Agreement. The 2013 Credit Agreement would have matured in January 2018, unless extended pursuant to the terms of the 2013 Credit Agreement.
Australian Securitization Facility
On April 28, 2015, the Company entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. In April 2016, this agreement was extended for one year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company's Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.65 percent and 2.91 percent as of December 31, 2016 and 2015, respectively. The Company had securitized debt under this facility of $78,592 and $82,018 as of December 31, 2016 and 2015, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The Company had $5,731 of securitized debt under this facility as of December 31, 2016 at an interest rate of 0.95% percent.
Debt Commitments
The table below summarizes the Company's annual principal payments on long-term debt for each of the next five fiscal years:

2017	$34,750
2018	34,750
2019	34,750
2020	34,750
2021	$364,625
Debt Issuance Costs
The Company capitalized approximately $49,810 of debt issuance costs, including an original issue discount of $12,000 associated with the 2016 Credit Agreement. Additionally, the Company expensed approximately $5,056 during the third quarter of 2016 related to noncapitalizable third-party costs incurred in connection with the modification of the certain 2014 Credit

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Agreement syndicate loans. These debt issuance costs will be amortized into interest expense over the 2016 Credit Agreement's term using the effective interest method for the tranche A and B term loans and the revolver.
The Company recognized a loss of $2,018 associated with the early extinguishment of the 2014 Credit Agreement during the year ended December 31, 2016, including a partial write-off of previously capitalized debt issuance costs and newly paid lender fees associated with the extinguishment of syndicate borrowings.
In January 2016, the Company began to incur ticking fees for the debt financing commitment associated with the 2016 Credit Agreement in anticipation of the then pending acquisition of EFS. Pursuant to the terms set forth in the bank commitment letter, the ticking fees were calculated based on the financing commitment in the aggregate amount of $2,125,000, and remained in place until the closing of the EFS acquisition on July 1, 2016 (see Note 3, Business Acquisitions and Other Intangible Asset Acquisitions). Total ticking fees expensed to financing interest were $30,045 for the year ended December 31, 2016. In conjunction with the continued negotiation of the Company's new credit agreement, the amount of ticking fees to be paid at the time of closing was reduced by $7,874 to $22,171. The excess ticking fees were reflected as a reduction of the $49,810 debt issuance costs related to the 2016 Credit Agreement noted above and will be amortized over the 2016 Credit Agreement's term using the effective interest method for the tranche A and B term loans and the revolver.
The following table presents the Company's net debt issuance costs related to its revolving line-of-credit facilities, term loans and notes outstanding:

	Year ended December 31,
	2016	2015
Revolving line of credit facilities and term loans	$38,334	$4,837
Notes outstanding	$4,466	$5,200
Other
As of December 31, 2016, WEX Bank pledged approximately $313,670 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were approximately $237,698 as of December 31, 2016. WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2016.
13.  Income Taxes
Income (losses) before income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
United States	$32,622	$203,692	$329,633
Foreign	54,479	(18,784)	(27,994)
Total	$87,101	$184,908	$301,639

Income tax expense (benefit) from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total
2016
Current	$(1,232)	$3,033	$8,325	$10,126
Deferred	$21,565	$(5,106)	$3,040	$19,499
2015
Current	$22,570	$4,288	$9,173	$36,031
Deferred	$37,553	$5,631	$(3,919)	$39,265
2014
Current	$43,565	$3,326	$8,009	$54,900
Deferred	$51,581	$3,979	$(8,839)	$46,721

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	1.1	2.5	1.6
Foreign income tax rate differential	(4.4)	1.4	1.1
Revaluation of deferred tax assets for tax rate changes and blending differences, net	(0.9)	0.7	(0.1)
Research and development credit	(0.5)	0.2	(0.6)
Release of tax reserves	(4.9)	—	—
Withholding taxes	0.3	—	—
Domestic production exclusions	—	(1.8)	(4.0)
Change in valuation allowance	2.3	1.6	0.1
Nondeductible expenses	3.4	0.3	—
Other	2.6	0.8	0.6
Effective tax rate	34.0%	40.7%	33.7%

Our effective tax rate was 34.0 percent for 2016 as compared to 40.7 percent for 2015. The change in our tax rate reflects a shift in jurisdictional profitability between 2015 and 2016. Increased profits in 2016 within tax jurisdictions with tax rates lower than the United States resulted in a reduction to our effective tax rate. Our 2016 tax rate reflects the release of certain historical foreign reserve positions in Australia, primarily driven by a lapse of statute, as well as a reduction in our domestic production activities deduction as a result of lower taxable income in the United States.
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2016	2015
Deferred assets related to:
Reserve for credit losses	$7,122	$5,310
Tax credit carryforwards	5,178	4,686
Stock-based compensation, net	12,729	9,150
Net operating loss carryforwards	56,501	22,797
Pension	944	—
Accruals	23,461	5,992
Unrealized losses	164	2,647
Total	106,099	50,582
Deferred tax liabilities related to:
Unrealized gains	—	1,876
Other liabilities	643	1,226
Property, equipment and capitalized software	32,759	20,861
Intangibles, net	118,695	94,814
Investment in partnership	94,354	—
Pension	—	600
Total	246,451	119,377
Valuation allowance primarily on net operating loss carryforwards	5,620	4,814
Deferred income taxes, net	$(145,972)	$(73,609)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
	2016	2015
United States	$(148,389)	$(76,308)
Australia	(2,020)	(6,153)
New Zealand	183	252
The Netherlands	206	230
United Kingdom	6,474	9,623
Brazil	(2,497)	(1,253)
Canada	71	—
Total	$(145,972)	$(73,609)
The deferred tax assets and deferred tax liabilities are included in deferred income taxes, net on the consolidated balance sheets where a right of offset exists.
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company had approximately $211,010 of post apportionment state, $103,739 of federal and $54,062 of foreign net operating loss carry forwards at December 31, 2016 and approximately $102,483 of post apportionment state, $10,072 of federal and $69,762 of foreign net operating loss carry forwards at December 31, 2015. The 2016 increase is a result of the EFS acquisition which included a corporation carrying forward state and federal net operating losses. The U.S. losses expire at various times through 2035. Foreign losses in Brazil and the UK have indefinite carry forward periods.
The Company has established valuation allowances for the following items: (i) acquired net operating losses in the UK (ii) Evolution1’s equity investment in its minority-owned subsidiaries, (iii) state tax credits, and (iv) certain net operating losses and estimated non-deductible expenses. During 2016 and 2015, the Company recorded tax expense of $2,000 and $2,888, respectively, for net increases to the valuation allowance. In each case the Company has determined it is more likely than not that the benefits will not be utilized. No other valuation allowances have been established for any other deferred tax assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods. The Company has not finalized the purchase accounting for the acquisition of EFS.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $25,824 and $13,230 at December 31, 2016 and 2015, respectively. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.
Current accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This accounting guidance also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods, disclosure, and transition.
The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. However, as extensions are in place, the Internal Revenue Service is currently in the process of examining the Company’s US federal income tax returns for 2010, 2011 and 2012.  The Company is currently appealing adjustments proposed by the Internal Revenue Service in connection with the ongoing audits. The Company is also subject to an ongoing examination in New Zealand by Inland Revenue for calendar tax years 2012 and 2013.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2016	2015	2014
Beginning balance	$4,776	$4,856	$5,283
Increases related to prior year tax positions	4,960	431	—
Decreases related to prior year tax positions, due to foreign currency exchange	—	(511)	(427)
Decreases related to prior year tax positions	(431)	—	—
Lapse of statute	(4,345)	—	—
Ending balance	$4,960	$4,776	$4,856
At December 31, 2016, the Company had $4,960 of net unrecognized tax benefits. If recognized, the $4,960 in net unrecognized tax benefits would reduce the Company’s effective tax rate. The Company anticipates settling a portion of the unrecognized tax benefit within the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company did not accrue an amount in 2016 for penalties and interest related to uncertain tax positions. The Company accrued $2,251 and $1,988 as of December 31, 2015 and 2014, respectively, for penalties and interest related to uncertain tax positions.
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
The amount of these estimated future payments is dependent upon future statutory tax rates and the Company’s ability to generate sufficient taxable income adequate to cover the tax depreciation, amortization and interest expense associated with the Tax Basis Increase. Estimated blended tax rates are impacted by a number of factors including tax law changes, statutory tax rate changes, state apportionment and state filing combinations. The Company regularly reviews its estimated blended tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes in estimated blended tax rates are recorded in the income statement as changes in amounts due under tax receivable agreement.
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
For each year presented, there has been a reassessment of the blended tax rates that are projected into the future. For the year ended December 31, 2016, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a charge to non-operating expense of $563. In addition, the liability decreased due to payments of $10,797 made during the year ended December 31, 2016. For the year ended December 31, 2015, the net future benefits decreased, which decreased the associated liability to Wyndham, resulting in a $2,145 offset to non-operating expense. For the year ended December 31, 2014, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a charge to non-operating expense of $1,331.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

15.  Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $5,297, $4,571 and $3,502 in matching funds to the plan for the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, the Company acquired EFS, which as of the date of the acquisition had its own employee savings plan ("the EFS Plan"). As of December 31, 2016, the EFS Plan was merged with the existing WEX plan, and the existing plan recorded a receivable for the amount of net assets available for benefits expected to be received from the EFS Plan. On February 1, 2017, the WEX plan received net assets available for benefits totaling $15,159 in a transfer from the EFS Plan. On January 1, 2017, EFS employees became eligible to participate in the existing WEX plan.
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
The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $5,673 and $5,655 at December 31, 2016 and 2015, respectively, and are included in Other liabilities on the consolidated balance sheets. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $5,673 and $5,655 at December 31, 2016 and 2015, respectively, and are included in Other assets on the consolidated balance sheets.
The Company has defined benefit pension plans in Germany and Norway. The total net unfunded status for the Company’s foreign defined benefit pension plans, recognized as accrued expenses in the consolidated balance sheets, were $5,979 and $4,406 as of December 31, 2016 and 2015, respectively. The Company will measure these plan obligations on an annual basis. The change in fair value to the defined benefit pension plans is recorded through the consolidated statements of income. The expense under each of these defined benefit pension plans for 2016 and 2015 was not material to the consolidated financial statements.
16.  Fair Value
The Company holds mortgage-backed securities, fixed income securities, derivatives (see Note 11, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. In determining the fair value of the Company’s obligations, various factors are considered including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during either of the years ended December 31, 2016 and 2015.
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels for 2016 and 2015:

		December 31,
	Fair Value Hierarchy	2016	2015
Assets:
Mortgage-backed securities	2	$490	$650
Asset-backed securities	2	648	848
Municipal bonds	2	682	398
Equity securities	1	21,705	16,666
Total available-for-sale securities		$23,525	$18,562
Executive deferred compensation plan trust (a)	1	$5,673	$5,655
Fuel price derivatives – unleaded fuel (b)	2	$—	$3,083
Fuel price derivatives – diesel (b)	3	—	1,924
Total fuel price derivatives		$—	$5,007
Interest rate swaps (a)	2	$12,908	$—
Foreign currency swaps (c)	2	$29	$—

Liabilities:
Foreign currency swaps (d)	2	$—	$90
(a)The fair value of these instruments is recorded in Other assets.
(b)The consolidated balance sheet presentation combines unleaded fuel and diesel fuel positions.
(c)The fair value of these instruments is recorded in Accounts receivable.
(d)The fair value of these instruments is recorded in Accounts payable.
Available-for-sale Securities and Executive Deferred Compensation Plan Trust
When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund which is invested in fixed-income securities and is held in order to satisfy the regulatory requirements of WEX Bank.
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
$400 Million Notes Outstanding
Not considering unamortized loan origination fees, the Notes outstanding have a carrying value of $400,000 and a fair value of $390,000 as of December 31, 2016 and a carrying value of $400,000 and fair value of $366,000 as of December 31, 2015. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding are classified as Level 2 in the fair value hierarchy.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Fuel Price Derivatives
The majority of derivatives entered into by the Company were executed over-the-counter and were valued using internal valuation techniques as no quoted market prices exist for such instruments. The valuation technique and inputs depended on the type of derivative and the nature of the underlying instrument. The principal technique used to value these instruments was a comparison of the spot price of the underlying instrument to its related futures curve adjusted for the Company’s assumptions of volatility and present value, where appropriate. The fair values of derivative contracts reflected the expected cash the Company would pay or receive upon settlement of the respective contracts. After the first quarter of 2016, the Company no longer holds any fuel price derivatives.
The key inputs depended upon the type of derivative and the nature of the underlying instrument and include interest rate yield curves, the spot price of the underlying instrument, volatility, and correlation. The item was placed in either Level 2 or Level 3 depending on the observability of the significant inputs to the model. Correlation and items with longer tenures were generally less observable.
Significant Unobservable Inputs
The assumptions used in the valuation of the diesel fuel price derivatives used both observable and unobservable inputs. There is a lack of price transparency with respect to forward prices for diesel fuel. Such unobservable inputs were significant to the diesel fuel derivative contact valuation methodology.
The significant unobservable inputs used in the fair value measurement of the Company’s diesel fuel price derivative instruments designated as Level 3 were as follows:

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range $ per gallon
Fuel price derivatives – diesel	$1,924	Option model	Future retail price of diesel fuel after December 31, 2015	3.72 – 3.78

The following table presents a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

	December 31,
Fuel Price Derivatives – Diesel	2016	2015
Beginning balance	$1,924	$11,848
Total gains or (losses) – realized/unrealized
Included in earnings (a)	(1,924)	(9,924)
Ending balance	$—	$1,924
(a)Gains and losses for the years ended December 31, 2016 and 2015, are reported in Net realized and unrealized gains and (losses) on fuel price derivatives in the consolidated statements of income.
Interest Rate Swap Arrangements
We determine the fair value of our interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swap and the implied floating payments using the current LIBOR curve, which are Level 2 inputs in the fair value hierarchy.
Debt
We determine the fair value of the amount outstanding under our 2016 Credit Facility based on the market rates for the issuance of the Company's debt which are Level 2 inputs in the fair value hierarchy. The fair value of amounts outstanding under the 2016 Credit Facility approximate the carrying value.

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
A reconciliation of redeemable non-controlling interest for the year ended December 31, 2015, is as follows:

Beginning balance	$16,590
Net income attributable to redeemable non-controlling interest	1,190
Currency translation adjustment	(4,210)
Accretion to redemption value	9,413
Excess purchase amount over redemption value	23,035
Purchase of non-controlling interest	(46,018)
Ending balance	$—
On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.
A reconciliation of non-controlling interest for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Beginning balance	$12,437	$17,396
Net loss attributable to non-controlling interest	(3,161)	(2,896)
Currency translation adjustment	(718)	(2,063)
Ending balance	$8,558	$12,437
18.  Commitments and Contingencies
Litigation
The Company is involved in pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Legal Matters
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary. A mediation related to this dispute is also expected to occur.
The Company is currently conducting an internal review of this matter and intends to vigorously defend itself. The current estimate of a reasonably possible loss contingency is not material to the Company's consolidated financial position, results of operations or cash flows.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Extension of Credit to Customers
The Company had aggregate unused commitments of approximately $5,421,000 and $6,229,000 at December 31, 2016 and 2015, respectively, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time, subject to limited notice requirements in some instances. These amounts are not recorded on the consolidated balance sheets.
Operating Leases
The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2026. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $15,104, $11,310 and $8,838 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease and rental expense related to information technology hardware and software leases totaled $12,875, $11,288 and $9,852 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were included in technology leasing and support on the consolidated statements of income.
Future minimum lease payments under non-cancelable operating leases are as follows:

2017	$11,495
2018	9,276
2019	6,429
2020	5,354
2021	4,593
Thereafter	14,924
Total minimum lease payments	$52,071
Minimum Volume Purchase Commitments
One of the Company's subsidiaries is required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Should we fail to meet these minimum volume commitments, the Company will be assessed a penalty as defined under the contracts. If the Company does not purchase fuel under these commitments after December 31, 2016, we would incur annual penalties through 2024 totaling approximately $1,301,675. During the years ended December 31, 2016, 2015 and 2014, we did not incur material shortfall penalties under these contracts. The Company considers the associated risk of loss to be remote based on current operations.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

19.  Accumulated Other Comprehensive Loss
A reconciliation of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015, is as follows:

	2016		2015
	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(212)	$(103,239)	$(129)	$(50,452)
Other comprehensive loss	(251)	(19,137)	(83)	(43,679)
Purchase of redeemable non-controlling interest	—	—	—	(9,108)
Ending balance	$(463)	$(122,376)	$(212)	$(103,239)
No significant amounts were reclassified from accumulated other comprehensive loss in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries.
The total tax effect on accumulated unrealized loss was $5,416 and $2,647 as of December 31, 2016 and 2015, respectively.
20.  Dividend Restrictions
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of 2.50:1.00 for the most recent period of four fiscal quarters. However, if the Company's leverage ratio does not exceed 5.25 through September 30, 2017, 5.00 through September 30, 2018, 4.25 through September 30, 2019, or 4.00 from December 31, 2019 and thereafter, after execution of a restricted payment, the Company may pay $50,000 per annum for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2016, 2015, and 2014.
21.  Stock-Based Compensation
In 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”). This Plan replaced the Company’s 2005 Equity and Incentive Plan. In May 2015, the Company adopted the 2015 Section 162(m) Performance Incentive Plan (collectively the "Plans"). These Plans, which are stockholder-approved, permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants for the sum of 3,800 shares of common stock and such additional number of shares of common stock (up to 1,596) as is equal to the number of shares of common stock reserved for issuance under the Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Prior Plan”) that remained available for grant under the Prior Plan immediately prior to the Board of Directors’ approval of the 2010 Plan and the number of shares of common stock subject to awards under the

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Prior Plan which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.
On December 31, 2016, the Company had four stock-based compensation programs, which are described below. The compensation cost that has been charged against income for these programs totals $19,742, $12,420 and $13,790 for 2016, 2015 and 2014, respectively. The associated tax benefit related to these costs was $7,200, $4,542 and $4,983, for 2016, 2015, and 2014, respectively. There were 2,645,987 units of common stock available for grant for future equity-incentive compensation awards under the plan at December 31, 2016.
Restricted Stock Units
The Company awards restricted stock units (“RSU”) to non-employee directors and certain employees periodically under the Plan. An RSU is a right granted to receive stock at the end of a specified period. RSU awards generally vest evenly over a period of three years. The awards provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock on the day of grant as reported by the New York Stock Exchange (“NYSE”).
A summary of the status of the Company’s RSUs as of December 31, 2016, and changes during the year then ended is presented below:

	Units	Weighted- Average per share Grant- Date Fair Value
Restricted Stock Units
Balance at January 1, 2016	99	$94.51
Granted	209	90.24
Vested – shares issued	(61)	94.93
Vested – shares deferred (a)	(2)	87.08
Forfeited	(11)	87.22
Withheld for taxes (b)	(28)	96.40
Balance at December 31, 2016	206	$88.78
(a)The Company issued fully vested and non-forfeitable restricted stock units to certain non-employee directors and certain employees that are payable in shares of the Company’s common stock at a later date as specified by the award (deferred stock units or “DSUs”).
(b)The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authority.
As of December 31, 2016, there was $9,037 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted as RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of shares granted was $18,826, $7,846 and $7,376 during 2016, 2015 and 2014, respectively. The total fair value of shares vested was $3,648, $4,521 and $8,545 during 2016, 2015 and 2014, respectively.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

A summary of the status of the Company’s DSUs as of December 31, 2016, and changes during the year is presented below:

	Units	Weighted- Average per share Grant-Date Fair Value
Deferred Stock Units
Balance at January 1, 2016	98	$30.59
Awards	1	84.52
Converted from RSUs	2	87.08
Balance at December 31, 2016	101	$32.12
There is no unrecognized compensation cost related to awards granted as, or converted to, DSUs. The Company has determined that the award is earned when granted and it is expensed at that time. The total fair value of shares granted and vested was $238, $363 and $189 during 2016, 2015 and 2014, respectively.
Performance Based Restricted Stock Units
The Company also awards performance based restricted stock units (“PBRSUs”) to employees periodically under the Plan. A PBRSU is a right granted to receive stock at the end of a specified period. In a PBRSU, the number of shares earned varies based upon meeting certain performance goals. PBRSU awards generally have performance goals tracking a one to three year period, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.
A summary of the status of certain of the Company’s PBRSUs at threshold and target performance as of December 31, 2016, and changes during the year then ended is presented below:

	Units at Threshold	Units at Target	Units at Maximum	Weighted- Average per share Grant-Date Fair Value
Performance Based Restricted Stock Units
Balance at January 1, 2016	71	188	363	$96.16
Granted	95	197	389	80.84
Forfeited / Canceled	(4)	(10)	(19)	85.46
Converted to RSUs	(40)	(65)	(119)	105.30
Balance at December 31, 2016	122	310	614	$84.83
The range of unrecognized compensation cost related to the PBRSU awards is from $5,107 at threshold (below target performance), $10,835 at target and up to $21,450 at maximum (above target performance), as of December 31, 2016, depending on whether certain performance conditions are met. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of shares granted at target was $15,921, $6,860 and $19,239 during 2016, 2015 and 2014, respectively. The total grant-date fair value of shares converted to RSUs and subsequently vested was $4,858, $2,035 and $2,474 during 2016, 2015 and 2014, respectively.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

On March 15, 2016, March 15, 2015, and August 31, 2015, the Company approved the grant of stock options to certain officers and employees under the Plan. Stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. Based on the Company's lack of historical option exercise experience and granting of stock options with "plain vanilla" characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options.
The table below summarizes the assumptions used to calculate the fair value:

	March 15, 2016	March 15, 2015	August 31, 2015
Weighted average expected life (in years)	6.0	6.0	5.77
Weighted average exercise price	$77.20	$103.75	$94.53
Weighted average volatility	31.93%	30.53%	28.73%
Weighted average risk-free rate	1.62%	1.73%	1.66%
Weighted average fair value	$26.14	$34.13	$28.90
The stock options granted under the plan related to the Company’s employees consisted of:

	Shares	Weighted- Average per share Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options
Outstanding at January 1, 2016	81	$71.50
Granted	126	77.20
Exercised	(22)	13.96
Forfeited or expired	(5)	87.38
Outstanding at December 31, 2016	180	$81.90	8.57	$5,347
Exercisable on December 31, 2016	23	$75.58	5.69	$833
Vested and expected to vest at December 31, 2016	172	$82.00	8.54	$5,081
As of December 31, 2016, there was $2,865 of total unrecognized compensation cost related to these options. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $1,712, $216 and $1,543, respectively. The total grant-date fair value of shares granted was $3,297 and $1,855 during 2016 and 2015, respectively. There were no options granted during 2014.
22.    Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative (the "2015 Restructuring Initiative") as a result of its global review of operations. The global review of operations identified certain initiatives to further streamline the business, to improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The Company continued its efforts to improve its overall operational efficiency and began a second restructuring initiative (the "2016 Restructuring Initiative") during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a restructuring program in the third quarter of 2016 (the "Acquisition Integration Restructuring Initiative").
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective program. The Company has determined that the amount of expenses related to these initiatives are probable and reasonably estimable and has recorded the impact on the consolidated statements of income and in Accrued expenses on the consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $17,340 as of December 31, 2016.
The balance under the 2015 Restructuring Initiative is expected to be paid through 2018. Amounts under the 2016 Restructuring Initiative and the Acquisition Integration Restructuring Initiative are expected to be paid through 2017. The Company expects to incur an additional $300 in restructuring costs related to the 2015 Restructuring Initiative, an additional $300 in

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

restructuring costs related to the 2016 Restructuring Initiative and an additional $600 in restructuring costs related to the Acquisition Integration Restructuring Initiative.
The following table presents the Company's 2015 Restructuring Initiative liability for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$7,249	$—
Restructuring charges	2,182	9,038
Reserve release	(816)	(28)
Cash paid	(3,921)	(1,433)
Other	(166)	—
Impact of foreign currency translation	703	(328)
Ending balance	$5,231	$7,249
The following table presents the Company's 2016 Restructuring Initiative liability for the year ended December 31, 2016:

2016
Beginning balance	$—
Restructuring charges	3,506
Reserve release	—
Cash paid	(4)
Other	166
Impact of foreign currency translation	(6)
Ending balance	$3,662
The following table presents the Company's Acquisition Integration Restructuring Initiative liability for the year ended December 31, 2016:

2016
Beginning balance	$—
Restructuring charges	2,614
Cash paid	(850)
Ending balance	$1,764
The following table presents the Company's total restructuring liability for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$7,249	$—
Restructuring charges	8,302	9,038
Reserve release	(816)	(28)
Cash paid	(4,775)	(1,433)
Impact of foreign currency translation	697	(328)
Ending balance	$10,657	$7,249
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Fleet Solutions segment provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers. No one customer accounted for more than 10 percent of the total consolidated revenue at December 31, 2016.
During the third quarter of 2016, management further refined its segment reporting, reclassifying certain revenues and expenses previously reported in our Health and Employee Benefit Solutions segment to its Fleet Solutions segment. The prior year amounts have been revised to reflect these adjustments, which were not deemed to be material to prior interim or annual periods, either individually or in the aggregate.
Our segments earn interest income both from banking relationships and from cardholders. The majority of interest income from cardholders is earned on our salary payment cards offered in Brazil.
The following table presents the Company's interest income by segment for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Fleet Solutions	$3,053	$1,704	$1,853
Travel and Corporate Solutions	498	348	96
Health and Employee Benefit Solutions	13,581	5,116	4,717
Total interest income	$17,132	$7,168	$6,666
The segment information has also been updated for the years ended December 31, 2015 and 2014 to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue or other financial information in any of the periods presented as a result of this updated presentation.
The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Assets are not allocated to the segments for internal reporting purposes.
The following tables present the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Fleet Solutions
Payment processing revenue	$297,900	$305,855	$357,050
Account servicing revenue	127,106	100,850	81,217
Finance fee revenue	124,725	83,554	75,703
Other revenue	92,330	57,419	54,373
Total Fleet Solutions revenue	$642,061	$547,678	$568,343

Total Fleet Solutions operating interest expense	$3,476	$1,869	$2,910
Total Fleet Solutions depreciation and amortization	$100,860	$54,453	$54,789
Total Fleet Solutions adjusted pre-tax income before NCI	$175,162	$199,319	$206,367

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

	2016	2015	2014
Travel and Corporate Solutions
Payment processing revenue	$175,762	$151,311	$141,368
Account servicing revenue	1,247	1,930	1,647
Finance fee revenue	643	326	438
Other revenue	37,595	41,852	39,513
Total Travel and Corporate Solutions revenue	$215,247	$195,419	$182,966

Total Travel and Corporate Solutions operating interest expense	$2,969	$1,218	$410
Total Travel and Corporate Solutions depreciation and amortization	$6,187	$2,999	$1,911
Total Travel and Corporate Solutions adjusted pre-tax income before NCI	$103,167	$73,510	$87,664

	2016	2015	2014
Health and Employee Benefit Solutions
Payment processing revenue	$46,957	$38,703	$21,569
Account servicing revenue	82,660	53,912	32,645
Finance fee revenue	13,572	5,113	4,742
Other revenue	17,963	13,812	7,383
Total Health and Employee Benefit Solutions revenue	$161,152	$111,540	$66,339

Total Health and Employee Benefit Solutions operating interest expense	$5,941	$2,541	$3,117
Total Health and Employee Benefit Solutions depreciation and amortization	$34,604	$25,625	$13,680
Total Health and Employee Benefit Solutions adjusted pre-tax income before NCI	$19,762	$28,576	$11,307

The following table reconciles income before income taxes to adjusted pre-tax income before NCI:

	Year ended December 31,
	2016	2015	2014
Income before income taxes	$87,101	$184,908	$301,639
Unrealized (gains) losses on derivative instruments	(7,901)	35,962	(48,327)
Net foreign currency remeasurement loss	7,665	5,689	13,438
Acquisition and divestiture related items	148,753	50,714	20,826
Stock-based compensation	19,742	12,420	13,790
Restructuring and other costs	13,995	9,010	—
Vendor settlement	15,500	—	—
Debt restructuring and debt issuance cost amortization	12,673	3,097	2,641
Non-cash adjustments related to tax receivable agreement	563	(2,145)	1,331
Regulatory reserve	—	1,750	—
Adjusted pre-tax income before NCI	$298,091	$301,405	$305,338
The Company’s chief operating decision maker evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude acquisition and divestiture related items, debt restructuring costs, stock-based compensation, restructuring and other costs, a vendor settlement, unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, non-cash adjustments related to tax receivable agreement and reserves for regulatory penalties.
Beginning in the third quarter of 2016, adjusted pre-tax income before NCI further excluded debt issuance cost amortization. For comparative purposes, adjusted pre-tax income before NCI attributable to shareholders for the prior periods has been adjusted to reflect the exclusion of these items and differs from the figure previously reported due to this adjustment.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Although adjusted pre-tax income before NCI is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses it to allocate resources. The Company considers this measure integral because it excludes specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on derivative instruments, including fuel price related derivatives and interest rate swap agreements, helps management identify and assess trends in the Company's underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these derivative contracts. The non-cash, mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

In prior periods, the Company has adjusted for goodwill impairments and acquisition related asset impairments. No goodwill or acquisition related impairments were identified during the years ended December 31, 2016, 2015 and 2014.

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

•
Restructuring costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

•
Vendor settlement represents a payment in exchange for the release of potential claims related to insourcing certain technology, and does not reflect recurring costs that would be relevant to the continuing operations of the Company. The Company believes that excluding this nonrecurring expense facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

•
Debt issuance cost amortization is a non-cash item. Additionally, both these and the costs associated with debt restructuring are unrelated to the continuing operations of the Company. Because these types of costs are dependent upon the financing method which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

•	The non-cash adjustments related to tax receivable agreement have no significant impact on the ongoing operations of the business.

•
Regulatory reserves reflect charges related to the impact of a regulatory action which resulted in WEX paying a penalty. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide insight into the fundamentals of the current or past operations of our business.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

For the same reasons, WEX believes that adjusted pre-tax income before NCI may also be useful to investors as one means of evaluating the Company's performance. However, because adjusted pre-tax income before NCI is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income, operating income or cash flows from operating activities as determined in accordance with GAAP. In addition, pre-tax income before NCI as used by WEX may not be comparable to similarly titled measures employed by other companies.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
	2016	2015	2014
Revenues:
United States	$839,917	$691,088	$708,827
Australia	53,068	50,387	57,897
Other international	125,475	113,162	50,923
Total revenues	$1,018,460	$854,637	$817,647
No single country, other than the United States and Australia, made up more than 5 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software are subject to geographic risks because they are generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
	2016	2015	2014
Property, equipment and capitalized software, net:
United States	$146,165	$79,265	$72,334
Australia	5,493	5,445	6,280
Other international	15,620	53,875	26,982
Total property, equipment and capitalized software, net	$167,278	$138,585	$105,596

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2016 and December 31, 2015, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
WEX Bank's actual and regulatory minimum capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
2016
Total Capital to risk-weighted assets	$228,402	12.59%	$145,182	8.00%	$181,477	10.00%
Tier 1 Capital to average assets	214,847	11.10%	77,413	4.00%	96,767	5.00%
Common equity to risk-weighted assets	214,847	11.84%	81,665	4.50%	117,961	6.50%
Tier 1 Capital to risk-weighted assets	$214,847	11.84%	$108,887	6.00%	$145,183	8.00%

2015
Total Capital to risk-weighted assets	$202,294	15.50%	$104,437	8.00%	$130,547	10.00%
Tier 1 Capital to average assets	193,337	11.23%	68,865	4.00%	86,082	5.00%
Common equity to risk-weighted assets	193,337	14.81%	58,746	4.50%	84,855	6.50%
Tier 1 Capital to risk-weighted assets	$193,337	14.81%	$78,328	6.00%	$104,437	8.00%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

25.  Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2016 and 2015, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
2016
Total revenues (a)	$205,928	$233,936	$287,756	$290,840
Operating income(a)	$41,127	$51,635	$54,568	$47,798
Net earnings attributable to shareholders(a)	$23,086	$12,567	$19,696	$5,288
Earnings per share:(a)
Basic	$0.60	$0.32	$0.46	$0.12
Diluted	$0.59	$0.32	$0.46	$0.12

2015
Total revenues	$202,285	$213,653	$226,057	$212,642
Operating income	$48,240	$62,918	$67,745	$49,890
Net earnings attributable to shareholders	$22,345	$26,492	$32,166	$20,901
Earnings per share:
Basic	$0.58	$0.68	$0.83	$0.54
Diluted	$0.57	$0.68	$0.83	$0.54
(a) Results for three months ended September 30, 2016 and December 31, 2016 include the operations of EFS and the issuance of approximately 4,000 shares of common stock for the acquisition of EFS on July 1, 2016.
Basic and diluted net income per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weakness in internal control over financial reporting related to information technology general controls described below.
Management excluded from its assessment the internal control over financial reporting at EFS, which was acquired on July 1, 2016, and whose financial statements constitute 6% percent of total operating assets and 8% percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. This exclusion was in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting in the year of acquisition.
(b) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the foregoing, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 for the reasons described below.
(c) Material Weakness Discussion and Remediation
Management has identified a material weakness in its internal control over financial reporting related to information technology general controls in the areas of user access and program change management. We have developed a remediation plan for this material weakness, which is described below under “Remediation Activities.”

Material Weakness
In the course of completing its assessment of internal control over financial reporting as of December 31, 2016, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involve user access controls and program change management controls. These controls are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are made by only authorized individuals. As a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls, certain of which are dependent on the affected IT systems, or electronic data and financial reports, generated from the affected IT systems, could be adversely affected. Therefore, management has concluded that, as of December 31, 2016, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management for the affected IT systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Our internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.
Remediation Activities
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness are designed appropriately and will operate effectively. The remediation actions we are taking and expect to take include the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, through the implementation of preventive and detective control activities.

•	While remediation is in progress to address the general IT control deficiencies, implementing detective monitoring controls within IT to directly mitigate the risks.

•	Assessing resources in the functional areas that support and monitor our IT systems.
Management believes that these efforts will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting within the area of IT general controls, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. Management will test, evaluate, and audit the implementation of these new processes and internal controls during fiscal 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management is working towards having these remediation efforts completed by the time we issue our December 31, 2017 financial statements. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures.
The management team was able to obtain a reasonable level of assurance that the underlying systems and financial statement balances were accurate and complete through tests of the design and operating effectiveness of business process controls, as well as validation procedures and review processes. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Additionally, this material weakness did not result in any adjustments or restatements of the Company's audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.
We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2017.

(d) Changes in Internal Control Over Financial Reporting
As previously disclosed in our quarterly report on Form 10-Q that was filed with the SEC on August 9, 2016, during April 2016, the Company began the process of migrating certain general IT controls and processes which cover our core businesses to outsourced service provider CSC (formerly Computer Sciences Corporation).  In addition, the Company designed and implemented related monitoring controls in order to appropriately oversee the work performed by CSC.  Due to the pervasive nature of impacted general IT controls, we considered this outsourcing to represent a material change in our internal control over financial reporting. Other than the material weakness and the change noted above, there were no other changes in our internal control over financial reporting that occurred during the fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting appearing at Item 9A, management excluded from its assessment the internal control over financial reporting at Electronic Funds Source LLC, which was acquired on July 1, 2016, and whose financial statements constitute 6 percent of total operating assets and 8 percent of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Electronic Funds Source LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management identified a material weakness in internal control over financial reporting relating to the design and operating effectiveness of user access and program change management controls related to certain information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 6, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2017

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2017 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Financial Statements on page 60).
2. The exhibit index attached to this Annual Report on Form 10-K is hereby incorporated by reference.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
March 6, 2017	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 6, 2017	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

March 6, 2017	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial and accounting officer)

March 6, 2017	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

March 6, 2017	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

March 6, 2017	/s/ John E. Bachman
John E. Bachman
Director

March 6, 2017	/s/ Eric Duprat
Eric Duprat
Director

March 6, 2017	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

March 6, 2017	/s/ Ronald T. Maheu
Ronald T. Maheu
Director

March 6, 2017	/s/ George L. McTavish
George L. McTavish
Director

March 6, 2017	/s/ James C. Neary
James C. Neary
Director

March 6, 2017	/s/ Kirk Pond
Kirk Pond
Director

March 6, 2017	/s/ Regina O. Sommer
Regina O. Sommer
Director

March 6, 2017	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director

EXHIBIT INDEX

Exhibit No.	Description

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

4.3
Supplemental Indenture, dated as of July 1, 2016 to the Indenture, dated as of January 30, 2013 among WEX Inc., the additional subsidiary guarantors thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

4.4
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

10.21
Second Amendment to the Second amended and Restated Agreement, dated as of August 22, 2014, among WEX Inc. and Certain Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the Other Lenders Party hereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 23, 2016, File No. 001-32426)

10.22
Investors Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.23
Credit Agreement among WEX Inc., certain of its subsidiaries as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July1, 2016, File No. 001-32426)

† 10.24
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

† 10.25
Wright Express Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.7 to our Registration Statement on Form S-1 filed with the SEC on February 10, 2005, File No. 333-120679)

† 10.26
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.27
2013 Amended and Restated WEX Inc. Short-Term Incentive Program (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

† 10.28	2013 Corporate Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.22 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

† 10.29
2013 International Annual Grant Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.23 to our Annual Report on Form 10-K filed with the SEC on February 27, 2014, File No. 001-32426)

† 10.30	2013 FleetOne Integration Long-Term Incentive Program (incorporated by reference to Exhibit No. 10.27 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.31
2014 Amended and Restated WEX Inc. Short-Term Incentive Program (incorporated by reference to Exhibit No. 10.28 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.32
2014 Form of Annual Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.33	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.34
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.35	George Hogan WEX Inc. Special Incentive Plan (incorporated by reference to Exhibit No. 10.32 to our Annual Report on Form 10-K filed with the SEC on February 26, 2015, File No. 001-32426)

† 10.36	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

† 10.37	WEX Inc. Severance Plan for Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2015, File No. 001-32426)

† 10.38
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

† 10.42
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.43
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.44
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.45
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.46
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015, File No. 001-32426)

† 10.47
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

10.48
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

10.54
Form of confirmation evidencing purchases of Nymex Diesel put options and call options by Wright Express Corporation from J. Aron & Company (incorporated by reference to Exhibit 10.19 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2005, File No. 001-32426)

10.55
ISDA Credit Support Annex to the Schedule Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.56
Amendment to the ISDA Master Agreement between Bank of America, N.A. (successor to Fleet National Bank) and Wright Express Corporation, dated as of August 28, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2006, File No. 001-32426)

10.57
Form of confirmation evidencing purchases and sales of Diesel put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.58
Form of confirmation evidencing purchases and sales of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2007, File No. 001-32426)

10.59
Novation Agreement and New ISDA Agreement, dated as of October 23, 2009, among Wright Express Corporation, Bank of America, N.A., and Merrill Lynch Commodities, Inc. (incorporated by reference to Exhibit No. 10.35 to our Annual Report on Form 10-K filed with the SEC on February 26, 2010, File No. 001-32426)

10.60
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

10.66
Confirmation of transaction between SunTrust Bank and Wright Express Corporation, dated as of September 20, 2010 evidencing purchase of interest rate swap (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on September 22, 2010, File No. 001-32426)

10.67
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

10.69
ISDA Master Agreement and Schedule between Wachovia Bank, National Association and Wright Express Corporation, dated as of July 18, 2007 (incorporated by reference to Exhibit No. 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.70
Form of confirmation evidencing purchases of Nymex Unleaded Regular Gasoline put options and call options by Wright Express Corporation from Wachovia Bank, National Association (incorporated by reference to Exhibit No. 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2008, File No. 001-32426)

10.71
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

10.80
Form of Confirmation evidencing purchases of commodities options by Wright Express Corporation from the Bank of Montreal (incorporated by reference to Exhibit No. 10.71 to our Annual Report on Form 10-K filed with the SEC on February 28, 2012, File No. 001-32426)

10.81
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.82	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.83	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.84	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.85	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.86
Commitment Letter, dated as of October 18, 2015, by and among WEX Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey and MUFG Union Bank, N.A (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

† 10.87
Offer Letter dated November 3, 2015 between WEX Inc. and Mr. Simon (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2015, File No. 001-32426)

† 10.88
Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016, File No. 001-32426)

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