Form 10-Q
period 2017-03-31
WEX Inc.
filed 2017-05-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒  No

Number of shares of common stock outstanding as of May 1, 2017 was 42,891,269.

FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition; competitive responses to any acquisitions; uncertainty of the expected financial performance of the combined operations following completion of an acquisition; the ability to successfully integrate the Company's acquisitions, including Electronic Funds Source LLC's operations and employees; the ability to realize anticipated synergies and cost savings; unexpected costs, charges or expenses resulting from an acquisition; the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 6, 2017. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Quarterly Report, including the unaudited condensed consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing this Quarterly Report.

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
A non-GAAP measure that adjusts net earnings attributable to shareholders to exclude fair value changes of unrealized gains or losses on derivatives, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, deferred loan costs amortization, restructuring and other costs, and adjustments attributable to non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2017-07	Accounting Standards Update No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender for maintaining a commitment of funds for the borrower for a period of time
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary, which has been subsequently branded WEX Brazil
WEX	WEX Inc.
WEX Health	Evolution1 and Benaissance, collectively

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$203,995	$190,930
Accounts receivable (less reserve for credit losses of $23,566 in 2017 and $20,092 in 2016)	2,246,815	2,054,701
Securitized accounts receivable, restricted	101,185	97,417
Income taxes receivable	9,792	10,765
Available-for-sale securities	23,413	23,525
Property, equipment and capitalized software (net of accumulated depreciation of $240,160 in 2017 and $228,336 in 2016)	171,254	167,278
Deferred income taxes, net	7,042	6,934
Goodwill	1,840,844	1,838,441
Other intangible assets, net	1,228,670	1,265,468
Other assets	342,752	341,638
Total assets	$6,175,762	$5,997,097
Liabilities and Stockholders’ Equity
Accounts payable	$674,114	$617,118
Accrued expenses	290,808	331,579
Deposits	1,040,675	1,118,823
Securitized debt	92,676	84,323
Revolving line of credit facilities and term loans, net	1,795,640	1,599,291
Deferred income taxes, net	163,465	152,906
Notes outstanding, net	395,718	395,534
Other debt	107,699	125,755
Amounts due under tax receivable agreement	47,302	47,302
Other liabilities	18,447	18,719
Total liabilities	4,626,544	4,491,350
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,327 shares issued in 2017 and 47,173 in 2016; 42,899 shares outstanding in 2017 and 42,841 in 2016	473	472
Additional paid-in capital	545,135	547,627
Non-controlling interest	8,275	8,558
Retained earnings	1,273,935	1,244,271
Accumulated other comprehensive loss	(106,258)	(122,839)
Treasury stock at cost; 4,428 shares in 2017 and 2016	(172,342)	(172,342)
Total stockholders’ equity	1,549,218	1,505,747
Total liabilities and stockholders’ equity	$6,175,762	$5,997,097
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Payment processing revenue	$136,378	$111,057
Account servicing revenue	61,539	44,522
Finance fee revenue	43,372	23,506
Other revenue	50,068	26,843
Total revenues	291,357	205,928
Expenses
Salary and other personnel	83,585	63,410
Restructuring	484	1,589
Service fees	36,750	36,759
Provision for credit losses	12,231	3,917
Technology leasing and support	12,516	11,076
Occupancy and equipment	6,367	5,712
Depreciation and amortization	49,238	22,264
Operating interest expense	4,848	1,386
Cost of hardware and equipment sold	1,029	905
Other expenses	23,557	17,783
Total operating expenses	230,605	164,801
Operating income	60,752	41,127
Financing interest expense	(27,148)	(21,558)
Net foreign currency gain	8,442	16,124
Net unrealized gains on interest rate swap agreements	1,565	—
Net realized and unrealized gain on fuel price derivatives	—	711
Income before income taxes	43,611	36,404
Income taxes	14,535	13,183
Net income	29,076	23,221
Less: Net (loss) gain from non-controlling interest	(325)	135
Net earnings attributable to shareholders	$29,401	$23,086

Net earnings attributable to WEX Inc. per share:
Basic	$0.69	$0.60
Diluted	$0.68	$0.59
Weighted average common shares outstanding:
Basic	42,871	38,756
Diluted	43,119	38,850
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$29,076	$23,221
Changes in available-for-sale securities, net of tax expense of $1 and $97, respectively	3	164
Foreign currency translation	16,620	10,774
Comprehensive income	45,699	34,159
Less: Comprehensive (loss) income attributable to non-controlling interest	(283)	591
Comprehensive income attributable to WEX Inc.	$45,982	$33,568
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	1	—	5	—	—	—	—	5
Tax expense from stock option and restricted stock units	—	—	(578)	—	—	—	—	(578)
Stock issued upon vesting of restricted and deferred stock units	54	—	—	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	2,056	—	—	—	—	2,056
Changes in available-for-sale securities, net of tax expense of $97	—	—	—	164	—	—	—	164
Foreign currency translation	—	—	—	10,318	—	—	456	10,774
Net income	—	—	—	—	—	23,086	135	23,221
Balance at March 31, 2016	38,801	$431	$176,455	$(92,969)	$(172,342)	$1,206,720	$13,028	$1,131,323
Balance at January 1, 2017	42,841	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	263	—	263
Stock issued upon exercise of stock options	5	—	72	—	—	—	—	72
Stock issued upon vesting of restricted and deferred stock units	53	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	(2,563)	—	—	—	—	(2,563)
Changes in available-for-sale securities, net of tax expense of $1	—	—	—	3	—	—	—	3
Foreign currency translation	—	—	—	16,578	—	—	42	16,620
Net income (loss)	—	—	—	—	—	29,401	(325)	29,076
Balance at March 31, 2017	42,899	$473	$545,135	$(106,258)	$(172,342)	$1,273,935	$8,275	$1,549,218
1Modified retrospective transition for ASU 2016-09 to recognize previously disallowed excess tax benefits that increased a net operating loss.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$29,076	$23,221
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized gain	(2,991)	(11,437)
Stock-based compensation	6,457	4,243
Depreciation and amortization	49,238	22,264
Debt issuance cost amortization	1,954	772
Provision for deferred taxes	10,517	12,644
Provision for credit losses	12,231	3,917
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(194,859)	(49,711)
Other assets	741	12,808
Accounts payable	60,650	68,561
Accrued expenses	(32,547)	10,685
Income taxes	685	(10,818)
Other liabilities	(331)	(734)
Net cash (used for) provided by operating activities	(59,179)	86,415
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(21,693)	(20,494)
Purchases of available-for-sale securities	(114)	(489)
Maturities of available-for-sale securities	229	135
Net cash used for investing activities	(21,578)	(20,848)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,020)	(2,187)
Proceeds from stock option exercises	72	6
Net change in deposits	(78,392)	170,604
Net activity on other debt	(19,010)	—
Net borrowings on revolving line of credit facility	202,580	15,056
Repayments on term loans	(8,688)	(6,875)
Net change in securitized debt	3,354	(10,469)
Net cash provided by financing activities	90,896	166,135
Effect of exchange rate changes on cash and cash equivalents	2,926	3,631
Net change in cash and cash equivalents	13,065	235,333
Cash and cash equivalents, beginning of period	190,930	279,989
Cash and cash equivalents, end of period	$203,995	$515,322
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results for any future periods or the year ending December 31, 2017.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not recalculate based on reported numbers due to rounding.
The presentation of the accompanying unaudited condensed consolidated statements of income for the three months ended March 31, 2016 has been updated to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams and to conform to the current year presentation. There was no change to total revenue, income from operations, net income or net income per share as a result of this updated presentation.
Effective January 1, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. Prior to the adoption of this guidance, the Company recognized the net excess tax benefits of vested or settled awards in additional paid-in capital. This standard requires prospective recognition of all the tax effects related to share-based payments in the income statement. The impact of adoption was recorded as a $263 cumulative effect adjustment to Retained earnings. For the three months ended March 31, 2017, the Company recognized $1,600 of excess tax benefits within our income tax provision, which would have been recognized in additional paid-in-capital under previous guidance. See Note 12, Income Taxes, for the resulting impact on our effective tax rate. The Company has elected to prospectively classify these excess tax benefits as cash flows from operating activities for the three months ended March 31, 2017. The Company will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur. Adoption of this standard is not anticipated to impact the Company's minimum statutory tax withholding practices.

2.	New Accounting Standards
In March 2017, the FASB issued ASU 2017-07, which changes the presentation of net benefit pension costs by requiring the disaggregation of certain of its components. Under the guidance, companies are required to present the service cost component in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of operating income, if one is presented. Additionally, only the service cost component will be eligible for capitalization under the new guidance. The standard is effective for annual or interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. The Company does not believe this standard will have a material impact on the consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09 ("Topic 606"), which will supersede most existing revenue recognition guidance under GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Topic 606 does not apply to rights or obligations associated with financial instruments (e.g. interest income), including the Company’s finance fee and interest income from banking relationships and cardholders. As such, approximately 14 percent of consolidated revenues for the period ended December 31, 2016 will not be impacted by Topic 606.
The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014-09. Those clarifications, along with the guidance under Topic 606 support the conclusion that timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, or approximately 48 percent of consolidated revenues for the period ended December 31, 2016, will remain substantially unchanged under the new standard.
The Company is in the process of assessing the remaining revenue streams that fall within the scope of this new standard. Included in this assessment is confirming principal vs. agent determinations, reviewing commission structure and applying the series guidance to the Company's revenue streams. Under the new guidance certain costs to obtain a contract, such as sales commissions are to be capitalized and amortized over the life of the contract, with a practical expedient available for contracts under one year in duration. Sales commissions that were expensed were approximately $5,400 for the period ended March 31, 2017.
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

3.	Business Acquisition
EFS
On July 1, 2016, the Company acquired all of the outstanding membership interests of EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. The acquisition will enable the Company to expand its customer footprint and to utilize EFS' technology to better serve the needs of all fleet customers.
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355,000 based on the July 1, 2016 closing price of the Company's common stock on the New York Stock Exchange. This represented approximately 9.4 percent of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,182,000, and was funded with amounts received under the 2016 Credit Agreement described further in Note 7, Financing and Other Debt. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,444,000, net of $93,000 in cash acquired.
The Company records adjustments to the assets acquired and liabilities assumed throughout the measurement period, which may be up to one year from the acquisition date. The Company has obtained information to assist in determining the fair values of certain assets acquired and liabilities assumed throughout this period, resulting in the recording of other intangible assets and goodwill as described below. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition.
The tax structure of EFS consists of limited liability companies and corporations. The Company’s tax election will allow a step-up in tax basis related to its 49.5 percent direct ownership in the parent limited liability company. The remaining 50.5 percent ownership in the parent limited liability company is held by another limited liability company, taxed as a corporation, that is part of the EFS structure and will therefore receive carry over tax basis. The difference between book and tax basis resulting from receiving carry over tax basis has been reflected in the financial statements as an investment in partnership deferred tax liability. The Company is currently evaluating the tax basis and the allocation of book basis to the assets acquired and liabilities assumed in this business combination. In addition, the Company is still reviewing the valuation as well as performing procedures

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

to verify the completeness and accuracy of the data used in the independent valuation for intangible assets identified in the table below. Although not expected, the preliminary estimates could change significantly upon completion of this evaluation. The Company has not finalized the purchase accounting and estimates approximately $591,000 of the goodwill recognized in this business combination will be deductible for income tax purposes.
The following represents the components and preliminary allocation of the purchase price:

	As Reported December 31, 2016	Measurement Period Adjustments	As Reported March 31, 2017
Total consideration, net of cash acquired	$1,444,235	$—	$1,444,235
Less:
Accounts receivable	162,684	—	162,684
Property and equipment	2,387	1	2,388
Customer relationships (a)(b)	842,700	(1,300)	841,400
Developed technologies (a)(c)	32,120	—	32,120
Trademarks and trade names (a)(d)	13,700	—	13,700
Deferred income tax assets	34,992	—	34,992
Accounts payable	(153,777)	248	(153,529)
Accrued expenses	(128,267)	9,146	(119,121)
Deferred income tax liabilities	(91,194)	—	(91,194)
Recorded goodwill (a)	$728,890	$(8,095)	$720,795
(a)Approximately $1,262,367 in goodwill and other intangible assets recorded from this business combination were preliminarily allocated to our Fleet Solutions segment; the remaining $345,648 was preliminarily allocated to our Travel and Corporate Solutions segment.
(b)Weighted average life – 8.1 years.
(c)Weighted average life – 2.0 years.
(d)Weighted average life – 7.7 years.
At March 31, 2017, estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years and thereafter is as follows:

Remaining 2017	$64,032
2018	$80,987
2019	$74,548
2020	$68,685
2021	$60,654
2022	$53,537
Thereafter	$427,408
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results have been calculated after applying our accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results assuming they were applied and incurred since January 1, 2015. As a result, $4,765 in transaction costs which are directly attributable to the acquisition have been excluded from pro forma results for the three months ended March 31, 2016. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. The operations of EFS contributed revenues of approximately $43,375 and net loss before taxes of approximately $11,203 to the Company's unaudited condensed consolidated income statement for the three months ended March 31, 2017.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents unaudited pro forma operational results as if the acquisition had occurred January 1, 2015:

Three Months Ended March 31, 2016
Total revenues	$240,297
Net earnings attributable to shareholders	$18,333
Pro forma net income attributable to shareholders per common share:
Basic	$0.43
Diluted	$0.43

4.	Reserves for Credit Losses
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. The Company extends revolving credit to certain small fleet customers. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $5,800 and $3,400 in receivables with revolving credit balances as of March 31, 2017 and December 31, 2016, respectively. The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment.
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
As of March 31, 2017, approximately 95 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of March 31, 2016, approximately 90 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. No one customer represented more than 10 percent of the outstanding receivables balance at March 31, 2017. One customer represented 11 percent of the outstanding receivables balance at December 31, 2016.
The following table presents changes in reserves for credit losses related to accounts receivable:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of year	$20,092	$13,832
Provision for credit losses	12,231	3,917
Charges to other accounts	2,939	—
Charge-offs	(13,369)	(7,036)
Recoveries of amounts previously charged-off	928	1,340
Currency translation	745	98
Balance, end of period	$23,566	$12,151

5.	Earnings per Share
Basic earnings per share is computed by dividing net earnings attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, the assumed issuance of unvested restricted stock units and deferred stock units, and unvested performance-based restricted stock units for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

awards, would be used to purchase the Company's common stock at the average market price during the period. Prior to the January 2017 adoption of ASU 2016-09, the treasury stock method also included excess tax benefits in its proceeds calculation.
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net earnings attributable to shareholders	$29,401	$23,086

Weighted average common shares outstanding – Basic	42,871	38,756
Dilutive impact of share based compensation awards	248	94
Weighted average common shares outstanding – Diluted	43,119	38,850
For the three months ended March 31, 2017 and March 31, 2016, an immaterial number of outstanding share-based awards, for which the performance condition had been met as of the dates of determination if applicable, were excluded from the computation of diluted earnings per share because the effect of including these awards would be anti-dilutive.

6.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk, and commodity price risk. None of these derivative instruments qualify for hedge accounting treatment.
Interest Rate Swap Agreements
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Under these swap agreements, the Company receives variable interest of 1-month LIBOR and pays fixed rates between 0.896% to 1.125%, reducing a portion of the variability of the future interest payments associated with $800,000 of the Company's borrowings.
The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C
Notional amount	$400,000	$150,000	$250,000
Amortization	5% annually	N/A	N/A
Maturity date	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	1.108%	1.125%	0.896%
See Note 9, Fair Value for more information regarding the valuation of our interest rate swaps.
Foreign Currency Exchange Program
The Company utilizes a limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency. We will continue to monitor our foreign currency exposure for discrete items and may, from time to time, hedge certain foreign currency transactions.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table summarizes the contracts related to foreign currency swaps, which settle in the base currency at various dates within 5 days after quarter-end:

	Aggregate Notional Amount
	March 31,
	2017		2016
Australian dollar	A$	18,000	A$	15,000
Norwegian Krone	NOK		NOK	40,000
The amount of gains and losses associated with these foreign currency swaps were not material for the quarters ending March 31, 2017 and 2016.
Fuel Derivatives Program
In prior years, the Company entered into put and call option contracts related to the Company’s commodity price risk. These put and call option contracts, or fuel price derivative instruments, were designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. During the fourth quarter of 2014, the Company suspended purchases under its fuel derivatives program due to unusually low prices in the commodities market. During the first quarter of 2016, the Company held fuel price sensitive derivative instruments to hedge approximately 20 percent of its anticipated U.S. fuel-price related earnings exposure based on assumptions at time of purchase and all of these positions were settled as of March 31, 2016. The Company is no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.
Consolidated Derivative Instruments
The following table presents information on the location and fair value of derivatives recorded in the unaudited condensed consolidated balance sheets:

	Asset Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Other assets	$14,473	$12,908
Given that the Company's commodity contracts and interest rate swap agreements are not designated as hedging instruments, changes in the fair value of these instruments, which represent unrealized gains and losses, are recognized in the consolidated statements of income. The following table presents information on the amounts of derivative gains and the locations in the unaudited condensed consolidated statements of income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended March 31,
		2017	2016
Commodity contracts	Net realized and unrealized gain on fuel price derivatives	$—	$711
Interest rate swap agreements - unrealized portion	Net unrealized gains on interest rate swap agreements	$1,565	$—
Interest rate swap agreements - realized portion	Financing interest expense	$(543)	$—

7.	Financing and Other Debt
2016 Credit Agreement
On July 1, 2016, the Company entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. The 2016 Credit Agreement provides for term loan facilities and a secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Under this agreement, $925,000 matures on July 1, 2021 and $1,200,000 matures on July 1, 2023. Prior to maturity, amounts under the credit facility will be reduced by mandatory payments. Additional loans may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

As of March 31, 2017, the Company had $203,302 of borrowings, net of loan origination fees, against its $470,000 secured revolving credit facility, or approximately $267,000 of availability under the 2016 Credit Agreement, subject to the covenants as described below. The outstanding debt under the 2016 Credit Agreement amortizing term loans arrangement totaled $1,628,938 at March 31, 2017. As of March 31, 2017 and December 31, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.4 percent and 4.2 percent, respectively.
As of both March 31, 2017 and December 31, 2016, the Company has posted approximately $13,350 in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (2.75% at March 31, 2017) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (3.50% at March 31, 2017) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (1.75% at March 31, 2017) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (2.50% at March 31, 2017) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA. In November 2016, the Company entered into three interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 6, Derivative Instruments, for further discussion.
In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.45% at March 31, 2017) based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
Debt Covenants
As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016, the 2016 Credit Agreement and the Indenture contain covenants that limit the Company's and our subsidiaries' ability to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of March 31, 2017, we were in compliance with all material covenants of our 2016 Credit Agreement and the Indenture.
$400 Million Notes Outstanding
On January 30, 2013, the Company completed a $400,000 offering in an aggregate principal amount of 4.750 percent senior notes due 2023. The Notes will mature on February 1, 2023, with interest of 4.750 percent payable semiannually. See Note 9, Fair Value, for additional information.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. Our federal funds lines of credit were $250,000 as of March 31, 2017 and December 31, 2016, with no outstanding balance as of March 31, 2017.
WEX Brazil Debt
WEX Brazil had debt of approximately $12,699 and $30,755 as of March 31, 2017 and December 31, 2016, respectively. This was comprised of credit facilities and loan arrangements related to its accounts receivable, with various maturity dates. The average interest rate was 24.1 percent and 19.7 percent as of March 31, 2017 and December 31, 2016, respectively. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points. The balance of the debt was $95,000 at each of March 31, 2017 and December 31, 2016, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs, and could range from $0 to $95,000. The balances will mature in amounts of $50,000 and $45,000 on August 18, 2017 and December 31, 2020, respectively. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets.
Australian Securitization Facility
The Company has entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd expiring April 2017. Subsequent to March 31, 2017, this agreement was extended for an additional year. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company's Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.68 percent and 2.65 percent as of March 31, 2017 and December 31, 2016, respectively. The Company had securitized debt under this facility of $86,327 and $78,592 as of March 31, 2017 and December 31, 2016, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 0.94 percent and 0.95 percent as of March 31, 2017 and December 31, 2016, respectively. The Company had $6,349 and $5,731 of securitized debt as of March 31, 2017 and December 31, 2016, respectively.
Debt Issuance Costs
The following table presents the Company's net debt issuance costs related to its revolving line of credit facilities, term loans and notes outstanding:

	March 31, 2017	December 31, 2016
Revolving line of credit facilities and term loans	$36,600	$38,334
Notes outstanding	$4,282	$4,466

8.	Factoring
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services ("WES") entered into a factoring arrangement with an unrelated third-party financial institution (the "Purchasing Bank") to sell certain of its accounts receivable in order to accelerate the collection of the Company's cash and reduce internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank's credit limit, the Company maintains the risk of default. The Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor. Additionally, there are no indications of the Company's continuing involvement in the factored receivables. As further substantiation for the treatment of these receivables, we obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables both below and above the established credit limits under local law.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash from operating activities. The Company sold approximately $53,000 receivables during the three months ended March 31, 2017. Proceeds received are recorded net of applicable expenses, interest and commissions. This resulted in a loss on factoring of approximately $200 for the three months ended March 31, 2017, and was recorded in Other expenses in the unaudited condensed consolidated statement of income. As of March 31, 2017, the Company had associated factoring receivables of approximately $400, of which $200 were in excess of the established credit limit. There were no charge-backs on balances in excess of the credit limit during the three months ended March 31, 2017.
Brazil Accounts Receivable Factoring
During the first quarter of 2017, WEX Brazil entered into a factoring agreement to sell certain unsecured receivables, without recourse, to an unrelated third-party financial institution. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under this arrangement is accounted for as a sale. The Company sold approximately $8,000 of receivables during the three months ended March 31, 2017, which resulted in a $400 loss on factoring, which was recorded in Other expenses in the unaudited condensed consolidated statement of income. The Company records receivables sold under this agreement as a reduction of accounts receivable and proceeds as cash from operating activities.

9.	Fair Value
The Company holds mortgage-backed securities, fixed income securities, derivatives (see Note 6, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of three months ended March 31, 2017 or March 31, 2016.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels:

	Fair Value Hierarchy	March 31, 2017	December 31, 2016
Assets:
Municipal bonds	2	$596	$682
Asset-backed securities	2	514	648
Mortgage-backed securities	2	484	490
Fixed-income mutual fund	1	21,819	21,705
Total available-for-sale securities		$23,413	$23,525
Executive deferred compensation plan trust (a)	1	$6,716	$5,673
Interest rate swaps (a)	2	$14,473	$12,908
(a)The fair value of these instruments is recorded in Other assets.
Available-For-Sale Securities
When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such items are classified in Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund which is invested in fixed-income securities and is held in order to satisfy the regulatory requirements of WEX Bank. For mortgage-backed and asset-backed debt securities and municipal bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally classified as Level 2.
Executive Deferred Compensation Plan Trust
The obligations related to the deferred compensation plan trust are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.
Interest Rate Swap Arrangements
The Company determines the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swap and the implied floating payments using the current LIBOR curve, which are Level 2 inputs in the fair value hierarchy.
$400 Million Notes Outstanding
Not considering unamortized loan origination fees, the Notes outstanding have a carrying value of $400,000 at each of March 31, 2017 and December 31, 2016, and a fair value of $394,000 and $390,000 as of March 31, 2017 and December 31, 2016, respectively. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding is classified as Level 2 in the fair value hierarchy.
Debt
The Company determines the fair value of the amount outstanding under its 2016 Credit Facility based on the market rates for the issuance of the Company's debt, which are Level 2 inputs in the fair value hierarchy. As of March 31, 2017, the 2016 Credit Facility has a carrying value of $1,832,240 and a fair value of $1,846,481. As of December 31, 2016, the carrying value of the Credit Facility approximated its carrying value.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

10.	Accumulated Other Comprehensive Loss
A reconciliation of accumulated other comprehensive loss is as follows:

	Three Months Ended March 31,
	2017		2016
	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Gains and Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(463)	$(122,376)	$(212)	$(103,239)
Other comprehensive income	3	16,578	164	10,318
Ending balance	$(460)	$(105,798)	$(48)	$(92,921)
The total tax effect on accumulated unrealized losses was $5,842 and $3,821 as of March 31, 2017 and March 31, 2016, respectively. The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries. No amounts were reclassified from accumulated other comprehensive income (loss) in the periods presented.

11.	Non-Controlling Interest
On December 1, 2014, WEX acquired the assets of ExxonMobil's Esso portfolio in Europe through its majority owned subsidiary, WEX Europe Services Limited. The Company formed this entity during 2013 and has 75 percent ownership.
A reconciliation of non-controlling interest is as follows:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of year	$8,558	$12,437
Net (loss) gain attributable to non-controlling interest	(325)	135
Currency translation adjustment	42	456
Balance, end of period	$8,275	$13,028

12.	Income Taxes
The Company's effective tax rate was 33.3 percent for the first quarter of 2017 as compared to 36.2 percent for the first quarter of 2016. As a result of the recent adoption of ASU 2016-09, the $1,600 tax effect of excess tax benefits related to share-based payments was recorded to the income statement in the first quarter of 2017, which contributed to the lower effective tax rate. See Note 1, Basis of Presentation for more information.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $29,722 and $25,824 at March 31, 2017 and December 31, 2016, respectively. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

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
The Company is currently conducting an internal review of this matter and intends to vigorously defend itself. The current estimate of a reasonably possible loss contingency is not material to the Company's unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
The Company is involved in other pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
Commitments
Significant commitments and contingencies as of March 31, 2017 are consistent with those discussed in Note 18, Commitments and Contingencies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

14.	Restructuring

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

The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective program. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $18,357 as of March 31, 2017.

The balance under the 2015 Restructuring Initiative is expected to be paid through 2018. Amounts under the 2016 Restructuring Initiative and the Acquisition Integration Restructuring Initiative are expected to be paid through 2017. The Company expects to incur an additional $450 in restructuring costs related to the Acquisition Integration Restructuring Initiative. The Company does not expect to incur any additional restructuring costs related to the 2015 and 2016 Restructuring Initiatives.
The following table presents the Company's 2015 Restructuring Initiative liability:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of year	$5,231	$7,249
Restructuring charges	310	1,589
Cash paid	(348)	(647)
Impact of foreign currency translation	38	315
Balance, end of period	$5,231	$8,506

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s 2016 Restructuring Initiative liability:

Three Months Ended March 31, 2017
Balance, beginning of year	$3,662
Reserve release	(533)
Impact of foreign currency translation	73
Balance, end of period	$3,202
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability:

Three Months Ended March 31, 2017
Balance, beginning of year	$1,764
Restructuring charges	707
Cash paid	(590)
Other	258
Balance, end of period	$2,139
The following table presents the Company's total restructuring liability:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of year	$10,657	$7,249
Restructuring charges	1,017	1,589
Reserve release	(533)	—
Cash paid	(938)	(647)
Other	258	—
Impact of foreign currency translation	111	315
Balance, end of period	$10,572	$8,506

15.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

•
Fleet Solutions provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers.

•
Travel and Corporate Solutions focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs.

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers.
The Company’s CODM evaluates the operating results of the Company’s operating and reportable segments based upon revenues and adjusted pre-tax income before NCI which adjusts income before income taxes to exclude unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition and divestiture related items, stock-based compensation, restructuring and other costs and debt issuance cost amortization.
Although adjusted pre-tax income before NCI is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the CODM uses it to allocate resources. The Company considers

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

this measure integral because it excludes specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating performance on a GAAP basis, management evaluates performance on a basis that excludes the above items because:

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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry. In prior periods, the Company has adjusted for goodwill impairments and acquisition related asset impairments. No goodwill or acquisition related impairments were identified during the three months ended March 31, 2017 or 2016.

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

•
Debt issuance cost amortization is a non-cash item, which is unrelated to the continuing operations of the Company. Because debt issuance cost amortization is dependent upon the financing method which can vary widely company to company, we believe that excluding this cost helps to facilitate comparison to historical results as well as to other companies within our industry.

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
The tables below present the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis and the prior period has been updated to reflect the following:

•
Beginning in the third quarter of 2016, adjusted pre-tax income before NCI excluded debt issuance cost amortization. For comparative purposes, adjusted pre-tax income before NCI for the prior periods has been adjusted to reflect the exclusion of this item.

•
The segment information has also been updated to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams. There was no change to total revenue or other financial information as a result of this updated presentation.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following tables present the Company’s reportable segment results on an adjusted pre-tax net income before NCI basis:

	Fleet Payment Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Three Months Ended March 31, 2017
Payment processing revenue	$86,262	$34,875	$15,241	$136,378
Account servicing revenue	36,069	155	25,315	61,539
Finance fee revenue	36,429	223	6,720	43,372
Other revenue	32,063	12,460	5,545	50,068
Total revenues	$190,823	$47,713	$52,821	$291,357

Operating interest expense	$1,324	$1,566	$1,958	$4,848
Depreciation and amortization	$36,068	$3,038	$10,132	$49,238
Adjusted pre-tax income before NCI	$51,232	$22,408	$10,236	$83,876

Three Months Ended March 31, 2016
Payment processing revenue	$62,290	$34,626	$14,141	$111,057
Account servicing revenue	25,438	272	18,812	44,522
Finance fee revenue	21,938	75	1,493	23,506
Other revenue	11,408	10,169	5,266	26,843
Total revenues	$121,074	$45,142	$39,712	$205,928

Operating interest expense	$422	$552	$412	$1,386
Depreciation and amortization	$13,608	$616	$8,040	$22,264
Adjusted pre-tax income before NCI	$33,111	$20,148	$6,577	$59,836
Our segments earn interest income both from banking relationships and from cardholders. The majority of interest income from cardholders is earned on our salary payment cards offered in Brazil.
The following table presents the Company's interest income by segment:

	Three Months Ended March 31,
	2017	2016
Fleet Solutions	$1,124	$884
Travel and Corporate Solutions	46	92
Health and Employee Benefit Solutions	6,859	1,495
Total interest income	$8,029	$2,471
The following table reconciles income before income taxes to adjusted pre-tax income before NCI:

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$43,611	$36,404
Unrealized (gains) losses on derivative instruments	(1,565)	5,007
Net foreign currency remeasurement gain	(8,442)	(16,124)
Acquisition and divestiture related items	40,114	27,945
Stock-based compensation	6,457	4,243
Restructuring and other costs	1,747	1,589
Debt issuance cost amortization	1,954	772
Adjusted pre-tax income before NCI	$83,876	$59,836

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

16.	Supplementary Regulatory Capital Disclosure
The Company's subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2016, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2017
Total Capital to risk-weighted assets	$277,198	13.28%	$166,950	8.0%	$208,688	10.0%
Tier 1 Capital to average assets	$262,264	12.57%	$83,475	4.0%	$104,344	5.0%
Common equity to risk-weighted assets	$262,264	13.07%	$90,294	4.5%	$130,425	6.5%
Tier 1 Capital to risk-weighted assets	$262,264	13.07%	$120,392	6.0%	$106,523	8.0%
December 31, 2016
Total Capital to risk-weighted assets	$228,402	12.59%	$145,182	8.0%	$181,477	10.0%
Tier 1 Capital to average assets	$214,847	11.10%	$77,413	4.0%	$96,767	5.0%
Common equity to risk-weighted assets	$214,847	11.84%	$81,665	4.5%	$117,961	6.5%
Tier 1 Capital to risk-weighted assets	$214,847	11.84%	$108,887	6.0%	$145,183	8.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information that will assist the reader with understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the three segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. Our MD&A is presented in the following sections:

•	Overview

•	Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2016, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10-K filed with the SEC on March 6, 2017 and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is a leading provider of corporate payment solutions. We have expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Solutions revenue is earned primarily from payment processing, account servicing and financing fees. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS platform consumer-directed healthcare payments, as well as payroll related benefits to customers in Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned subsidiaries, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX New Zealand, WEX Asia, WEX Europe Limited, UNIK S.A., a Brazil-based company that we refer to as "WEX Brazil," and a majority equity position in WEX Europe Services Limited and its subsidiaries.
Summary
Below are selected items from the first quarter of 2017:

•	Average number of vehicles serviced increased 11 percent from the first quarter of 2016 to approximately 10.6 million for the first quarter of 2017, primarily related to the acquisition of EFS.

•
Total fuel transactions processed increased 24 percent from the first quarter of 2016 to 123.9 million for the first quarter of 2017. Total payment processing transactions in our Fleet Solutions segment increased 15 percent to 102.8 million for the first quarter of 2017 as compared to the same quarter in 2016. Transaction processing transactions increased 102 percent to 21.2 million for the first quarter of 2017, as compared to the same quarter in 2016. The increase in payment processing transactions resulted from organic revenue growth and the acquisition of EFS. The primary driver for the increase in transaction processing transactions was due to the acquisition of EFS.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment increased 42 percent to $68.90 for the first quarter of 2017, from $48.67 for the same period in the prior year. The average U.S. fuel price per gallon during the first quarter of 2017 was $2.40, a 22 percent increase as compared to the same period in the prior year. The average Australian fuel price per gallon during the first quarter of 2017 was $3.76, a 21 percent increase as compared to the same period in the prior year. Additionally, the increase in average expenditure per payment processing transaction was due to a 19 percent increase in the average gallons per payment processing transaction, resulting from the acquisition of EFS.

•
Credit loss expense in the Fleet Solutions segment was $12.6 million during the first quarter of 2017, as compared to $4.0 million during the first quarter of 2016. Spend volume increased 63 percent in the first quarter of 2017, as compared to the same quarter last year and our credit losses were 17.8 basis points of fuel expenditures for the first quarter of 2017, as compared to 9.3 basis points of fuel expenditures for the same period last year. The increase in credit loss was primarily related to higher incidences of fraud and a slight deterioration in accounts receivable.

•
Travel and Corporate Solutions purchase volume grew by approximately $1.7 billion from the first quarter of 2016 to $6.6 billion for the first quarter of 2017, an increase of 35 percent, driven by organic growth in our travel product and the EFS acquisition.

•
Health and Employee Benefits Solutions purchase volume grew to $1.3 billion for first quarter of 2017, as compared to $1.1 billion in the first quarter of 2016. This 23 percent increase was primarily related to new customer signings.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions, that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a gain of $8.4 million for the first quarter of 2017, compared to a gain of $16.1 million for the first quarter of 2016.

•
Our effective tax rate was 33.3 percent for the first quarter of 2017 as compared to 36.2 percent for the first quarter of 2016. The tax effect of excess tax benefits related to share-based payments recorded to the income statement in the first quarter of 2017 contributed to the lower effective tax rate. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions, as well as impacts that tax rate and earnings mix changes have on our net deferred tax assets. The recent adoption of ASU 2016-09 will result in increased income tax expense volatility, the nature of which will be dependent on the magnitude of our common stock price fluctuations. See Part I – Item 1 – Note 1, Basis of Presentation for further information.

Results of Operations
Prior year segment information below has been updated to disaggregate revenue into payment processing, account servicing, finance fee and other revenue in order to provide additional information regarding the Company’s significant revenue streams. There was no change to total revenue or other financial information as a result of this updated presentation.
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within Fleet Solutions:

(in thousands, except per transaction and per gallon data)	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$86,262	$62,290	$23,972	38%
Account servicing revenue	36,069	25,438	10,631	42
Finance fee revenue	36,429	21,938	14,491	66
Other revenue	32,063	11,408	20,655	181
Total revenues	190,823	121,074	69,749	58
Total operating expenses	161,286	105,334	55,952	53
Operating income	29,537	15,740	13,797	88
Net foreign currency gain	1,342	12,528	(11,186)	(89)
Financing interest expense	(16,443)	(15,935)	(508)	(3)
Net unrealized gains on interest rate swap agreements	894	—	894	NM
Net realized and unrealized gains on derivative instruments	—	711	(711)	(100)
Income before income taxes	$15,330	$13,044	$2,286	18%

Key operating statistics
Payment processing revenue:
Payment processing transactions	102,765	89,097	13,668	15%
Average expenditure per payment processing transaction	$68.90	$48.67	$20.23	42%
Average price per gallon of fuel:
Domestic – ($/gal)	$2.40	$1.97	$0.43	22%
Australia – ($/gal)	$3.76	$3.10	$0.66	21%
Account servicing revenue:
Average number of vehicles serviced	10,571	9,518	1,053	11%
NM - Not Meaningful
Revenues
Payment processing revenue increased $24.0 million for the first quarter of 2017 as compared to the same period in the prior year, resulting from higher domestic average fuel prices and payment processing volumes. Increased volumes were due to organic growth and the acquisition of EFS. These favorable impacts were partly offset by a slight decrease in our interchange rate due to the acquisition of EFS.
Account servicing revenue increased by $10.6 million for the first quarter of 2017 as compared to the same period in the prior year, resulting from the EFS acquisition and increases in fees to certain customers as part of our price modernization efforts over the course of the prior year.
Other revenue increased by $20.7 million for the first quarter of 2017 as compared to the same period in the prior year, resulting primarily from EFS transaction processing revenue.

Finance fee revenue is comprised of the following components:

(in thousands)	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Late fee revenue	$29,463	$17,588	$11,875	68%
Factoring fee revenue	5,757	4,163	1,594	38
Cardholder interest income	76	159	(83)	(52)
Other finance fee revenue	1,133	28	1,105	NM
Finance fee revenue	$36,429	$21,938	$14,491	66%
NM - Not Meaningful
Late fee revenue is primarily fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. Periodically, we assess the market rates associated within our industry to determine what late fee rates are appropriate. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Late fees increased $11.9 million for the first quarter of 2017 as compared to the same period in the prior year. The increase in late fees was comprised of $7.0 million due to rate increases and $4.9 million due to the change in overdue balances resulting primarily from higher domestic average fuel prices and increased payment processing volumes. During the first quarter of 2017, monthly late fee rates ranged from 0 to 6.99 percent with a minimum of $75, as compared to a monthly range of 0 to 2.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate was 4.5 percent and 3.5 percent for the first quarter of 2017 and 2016, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of March 31, 2017 and 2016, there were no material concessions granted to customers.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $1.6 million for the first quarter of 2017 as compared to the same period in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.
Operating Expenses
The following table compares selected expense line items within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$60,038	$44,042	$15,996	36%
Restructuring	$484	$1,589	$(1,105)	(70)%
Service fees	$18,522	$17,124	$1,398	8%
Provision for credit losses	$12,582	$4,041	$8,541	211%
Technology leasing and support	$8,835	$6,564	$2,271	35%
Depreciation and amortization	$36,068	$13,608	$22,460	165%
Operating interest expense	$1,324	$422	$902	214%
Other expenses	$18,048	$13,071	$4,977	38%

Salary and other personnel expenses increased $16.0 million for the first quarter of 2017 as compared to the same period in the prior year. The increase is primarily due to incremental headcount to support business growth, including resources assumed as part of the EFS acquisition and, to a lesser extent, increases in both variable compensation plans and benefit costs.
Restructuring costs for the first quarter of 2017 decreased $1.1 million as compared to the same period in the prior year, primarily due to the wind-down of prior year initiatives related to our Esso portfolio in Europe. Restructuring costs for the three months ended March 31, 2017 relate primarily to a restructuring program associated with our EFS acquisition and consists of employee costs and office closure costs, which are expected to be paid through 2017.
Service fees increased by $1.4 million for the first quarter of 2017 as compared to the same period in the prior year, resulting from incremental payment processing volumes, due in part to the acquisition of EFS.
Provision for credit losses increased by $8.5 million for the first quarter of 2017 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 17.8 basis points of fuel expenditures for the first quarter of 2017, compared to 9.3 basis points of fuel expenditures for the same period last year. The increase in credit loss was due to higher incidences of fraud and a slight deterioration in accounts receivable, the increase in average domestic fuel prices and the acquisition of EFS. We use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Technology leasing and support expenses increased $2.3 million for the first quarter of 2017 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance expense, resulting from incremental technological investments in our business and the EFS acquisition.
Depreciation and amortization increased by $22.5 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination. Refer to Part I – Item 1 – Note 3, Business Acquisition of this report for more information. Following the acquisition of EFS, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in incremental amortization during the first quarter of 2017 as compared to the same period in the prior year. We will amortize the remaining $5.8 million of remaining net book value associated with this technology during the second quarter of 2017.
Operating interest expense increased $0.9 million for the first quarter of 2017 as compared to the same period in the prior year, due primarily to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, higher fuel prices, EFS balances, and volume increases contributed to the increase in operating interest expense.
Other expenses increased by $5.0 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS.
Fuel Price Derivatives
In the past, we owned fuel price derivative instruments that we purchased on a periodic basis to manage the impact of the volatility in domestic fuel prices on our cash flows. These fuel price derivative instruments did not qualify for hedge accounting. Our results for the first quarter of 2016 were favorably impacted by approximately $0.7 million in net realized and unrealized gains on these derivative instruments. Subsequent to the first quarter of 2016, we were no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to hedging fuel price risk.
Foreign Currency Transactions
The fluctuations in exchange rates resulted in a gain of $1.3 million for the first quarter of 2017 compared to a gain of $12.5 million for the first quarter of 2016. In the first quarter of 2017, the U.S. dollar slightly weakened relative the Euro and Australian dollar, as compared to the first quarter of 2016 during which the U.S. dollar experienced a significantly more pronounced decline against each of those foreign currencies. The year-over-year decrease in foreign currency gains was also impacted by the absence of gains on intercompany loans recognized during the first quarter of 2016.

Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions, that are denominated in foreign currencies. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing Interest Expense
Financing interest expense increased $0.5 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to higher relative borrowings under our 2016 Credit Agreement and an increase in our effective interest rate on outstanding borrowings. These unfavorable impacts were almost entirely offset by the absence of $10.5 million dollars in ticking fees, which we incurred during the first quarter of 2016 associated with the commitment of funds to finance the acquisition of EFS.
Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except payment solutions purchase volume in millions)	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$34,875	$34,626	$249	1%
Account servicing revenue	155	272	(117)	(43)
Finance fee revenue	223	75	148	197
Other revenue	12,460	10,169	2,291	23
Total revenues	47,713	45,142	2,571	6
Total operating expenses	26,353	25,416	937	4
Operating income	21,360	19,726	1,634	8
Financing interest expense	(1,653)	—	(1,653)	NM
Net foreign currency gain	7,197	3,240	3,957	122
Net unrealized gains on interest rate swap agreements	92	—	92	NM
Income before income taxes	$26,996	$22,966	$4,030	18%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$6,600	$4,879	$1,721	35%
NM - Not Meaningful
Revenues
Payment processing revenue increased $0.2 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to an organic increase in corporate charge card purchase volume from our WEX travel product and the acquisition of EFS. These favorable impacts were partly offset by a decrease in our net interchange rate primarily resulting from contract renegotiations with a large travel customer which went into effect in January 2017.
Other revenue increased $2.3 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to higher international settlement fees.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of and for the three months ended March 31, 2017, customer balances with such concessions totaled $14.2 million and resulted in approximately $0.6 million in waived late fees. There were no material concessions granted during the three months ended March 31, 2016.

Operating Expenses
The following table compares selected expense line items within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$6,214	$5,064	$1,150	23%
Service fees	$12,319	$14,918	$(2,599)	(17)%
Technology leasing and support & occupancy and equipment	$2,765	$3,563	$(798)	(22)%
Depreciation and amortization	$3,038	$616	$2,422	393%
Operating interest expense	$1,566	$552	$1,014	184%
Salary and other personnel expenses increased $1.2 million for the first quarter of 2017 as compared to the same period in the prior year, due primarily to the acquisition of EFS.
Service fees decreased $2.6 million for the first quarter of 2017 as compared to the same period in the prior year. This decrease was primarily due to lower fees paid as a result of our recent MasterCard contract renewal, partly offset by volume related increases.
Technology leasing and support and occupancy and equipment expense collectively decreased $0.8 million for the first quarter of 2017 as compared to the same period in the prior year, due primarily to benefits realized from a contract renegotiation with a technology provider during the fourth quarter of 2016.
Depreciation and amortization increased $2.4 million for the first quarter of 2017 as compared to the same period in the prior year, due to amortization of intangibles acquired in the EFS business combination.
Operating interest expense increased $1.0 million for the first quarter of 2017 as compared to the same period in the prior year, due to higher interest rates paid on recently issued certificates of deposit which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016.
Foreign Currency Transactions
The fluctuations in exchange rates resulted in a gain of $7.2 million for the first quarter of 2017 compared to a $3.2 million gain for the first quarter of 2016, due primarily to the U.S. dollar weakening relative the British Pound, a major currency in which the Travel and Corporate Solutions transacts, during the first quarter of 2017, and higher relative international volumes. In the same period of the prior year, we experienced a strengthening of the U.S. dollar relative to the British Pound. These favorable impacts were slightly offset by a less pronounced decline of the U.S. dollar relative to the Euro in the first quarter of 2017 as compared to the same period of the prior year.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions, that are denominated in foreign currencies. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing Interest Expense
Financing interest expense was $1.7 million for the first quarter of 2017, primarily due to borrowings under the 2016 Credit Agreement used to finance the acquisition of EFS.

Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except purchase volume in millions)	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$15,241	$14,141	$1,100	8%
Account servicing revenue	25,315	18,812	6,503	35
Finance fee revenue	6,720	1,493	5,227	350
Other revenue	5,545	5,266	279	5
Total revenues	52,821	39,712	13,109	33
Total operating expenses	42,966	34,051	8,915	26
Operating income	9,855	5,661	4,194	74
Financing interest expense	(9,052)	(5,623)	(3,429)	(61)
Net foreign currency (loss) gain	(97)	356	(453)	(127)
Net unrealized gains on interest rate swap agreements	579	—	579	NM
Income before income taxes	$1,285	$394	$891	226%

Purchase volume	$1,347	$1,093	$254	23%
NM - Not Meaningful
Revenues
Payment processing revenue increased $1.1 million for the first quarter of 2017 as compared to the same period in the prior year, resulting primarily from an increase in purchase volume due to customer signings, partly offset by a slight decrease in the interchange rate due to the mix of spend.
Account servicing revenue increased $6.5 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare offerings.
Finance fee revenue increased $5.2 million for the first quarter of 2017 as compared to the same period in the prior year, due primarily to organic growth in cardholder interest earned on our paycard product in Brazil resulting from extended payment terms selected by our customers in 2017, and to a lesser extent, higher relative loan balances and lending volume as compared to the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of March 31, 2017 and 2016, there were no material concessions granted to customers.
Other revenue, which totaled $5.5 million for the first quarter of 2017, was generally consistent with the same period in the prior year.
Operating Expenses
The following table compares selected expense line items within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$17,333	$14,304	$3,029	21%
Service fees	$5,909	$4,717	$1,192	25%
Depreciation and amortization	$10,132	$8,040	$2,092	26%
Operating interest	$1,958	$412	$1,546	375%

Salary and other personnel expenses increased $3.0 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to higher average WEX Health headcount, variable compensation plans and employee benefit costs in support of significant business growth.
Service fees increased $1.2 million for the first quarter of 2017 as compared to the same period in the prior year, due primarily to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization expenses increased $2.1 million for the first quarter of 2017 as compared to the same period in the prior year, resulting from incremental amortization of acquired intangibles, due in part to a shortened useful life of certain WEX Health trade names effective during the third quarter of 2016, and higher depreciation expense primarily on capitalized software development costs.
Operating interest increased $1.5 million for the first quarter of 2017 as compared to the same period in the prior year due to higher relative borrowings on the outstanding credit facilities in Brazil.
Financing Interest Expense
Financing interest expense increased $3.4 million for the first quarter of 2017 as compared to the same period in the prior year, primarily due to higher relative borrowings under our 2016 Credit Agreement and an increase in our effective interest rate on outstanding borrowings.
Non-GAAP Financial Measures
The Company's non-GAAP adjusted net income excludes unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition and divestiture related items, stock-based compensation, restructuring and other costs, and similar adjustments attributed to our non-controlling interest and certain tax related items.

Beginning in the third quarter of 2016, adjusted net income further excluded debt issuance cost amortization. For comparative purposes, adjusted net income attributable to shareholders for the prior period has been adjusted to reflect the exclusion of this item and differs from the figure previously reported due to this adjustment.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses adjusted pre-tax income before NCI to allocate resources. The Company considers this measure integral because it excludes specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry. In prior periods, the Company adjusted for goodwill impairments and acquisition-related asset impairments. No goodwill or acquisition-related impairments were identified during the three months ended March 31, 2017 or 2016.

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

•
Restructuring costs are related to employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies and globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

•
Debt issuance cost amortization is a non-cash item, which is unrelated to the continuing operations of the Company. Because debt issuance cost amortization is dependent upon the financing method which can vary widely company to company, we believe that excluding this cost helps to facilitate comparison to historical results as well as to other companies within our industry.

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest and the non-cash adjustments related to the tax receivable agreement have no significant impact on the ongoing operations of the business.

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
The following table reconciles net earnings attributable to shareholders to adjusted net income:

	Three Months Ended March 31,
	2017	2016
Net earnings attributable to shareholders	$29,401	$23,086
Unrealized (gains) losses on derivative instruments	(1,565)	5,007
Net foreign currency remeasurement gain	(8,442)	(16,124)
Acquisition and divestiture related items	40,114	27,945
Stock-based compensation	6,457	4,243
Restructuring and other costs	1,747	1,589
Debt issuance cost amortization	1,954	772
ANI adjustments attributable to non-controlling interest	(799)	69
Tax related items	(15,979)	(8,515)
Adjusted net income	$52,888	$38,072
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with our revolving credit agreement, term loans and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds, and securitization facilities), will be adequate to fund our cash needs for at least the next 12 months.
Our short-term cash requirements consist primarily of payments to major oil companies for purchases made by our fleet customers, payments to our online travel agency merchants, payments on maturities and withdrawals of brokered deposits and borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations.
Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes, amounts due to Wyndham Worldwide Corporation as part of our tax receivable agreement and various facilities lease agreements.

As of March 31, 2017, we had approximately $68.9 million in cash located outside of the United States. Undistributed earnings of certain foreign subsidiaries of the Company amounted to $29.7 million as of March 31, 2017. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Earnings outside of the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency denominated earnings and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the related impact.
The Company utilizes a limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency. We will continue to monitor our foreign currency exposure for discrete items and may, from time to time, hedge certain foreign currency transactions.
The table below summarizes our cash activities:

(in thousands)	Three Months Ended March 31,
	2017	2016
Net cash (used for) provided by operating activities	$(59,179)	$86,415
Net cash used for investing activities	$(21,578)	$(20,848)
Net cash provided by financing activities	$90,896	$166,135
Our cash balance for the three months ended March 31, 2017 increased $13.1 million, resulting primarily from net borrowings under the secured revolving credit facility of our 2016 Credit Agreement and net income adjusted for non-cash charges. These cash inflows were partly offset by an increase in accounts receivable due to higher relative volumes and fuel prices as compared to the same period of the prior year and a net decrease in deposits.
Cash outflows from capital additions totaled $21.7 million during the three months ended March 31, 2017, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
WEX Bank generally utilizes brokered deposits and borrowed federal funds to finance our domestic accounts receivable. Deposits decreased by $78.1 million during the three months ended March 31, 2017. Our accounts receivable increased by $192.1 million and our accounts payable increased $57.0 million during the three months ended March 31, 2017, primarily due to volume.
Accounts Receivable
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. We extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of March 31, 2017 and December 31, 2016, we had approximately $5.8 million and $3.4 million, respectively, of receivables with revolving credit.
As of March 31, 2017, approximately 95 percent of the outstanding balance of $2.4 billion of trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. No customer represented more than 10 percent of the outstanding receivables balance at March 31, 2017. One customer represented 11 percent of the outstanding receivables balance at December 31, 2016.
Factoring Arrangements
Certain foreign subsidiaries use substantially non-recourse factoring arrangements with third party financial institutions to manage working capital and cash flows. Under these programs, we sell receivables to two financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity. See Part I – Item 1 – Note 8, Factoring for more information regarding these arrangements.

Securitization Facilities
The Company is a party to two securitized debt agreements with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under one of these agreements, we pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin. Under the second agreement, the amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. See Part I – Item 1 – Note 7, Financing and Other Debt for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank issued certificates of deposit in various maturities ranging from three months to three years, with interest rates ranging from 0.70 percent to 1.35 percent as of March 31, 2017. As of March 31, 2017 and December 31, 2016, we had approximately $666.2 million and $725.6 million of certificates of deposit outstanding, respectively. As of March 31, 2017, we had approximately $306.3 million of interest-bearing money market deposits with a weighted average interest rate of 0.93 percent, compared to $325.5 million of interest-bearing money market deposits at December 31, 2016, with a weighted average interest rate of 0.76 percent.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of March 31, 2017, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $68.2 million and $67.8 million of these deposits on hand at March 31, 2017 and December 31, 2016, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $250 million, with no outstanding balance as of March 31, 2017 and December 31, 2016.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the credit agreement were used to pay the cash portion of the purchase price for the EFS acquisition, repay amounts outstanding under the 2014 Credit Agreement (which was superseded by the 2016 Credit Agreement), and pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes.
As of March 31, 2017, we had $203.3 million of borrowings against our $470.0 million revolving credit facility, which terminates in July of 2021. The combined outstanding debt under our tranche A term loan facility, which expires in July of 2021, and our tranche B term loan facility, which expires in July of 2023, totaled $1,628.9 million at March 31, 2017. As of March 31, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.4 percent.
Our ability to draw down available capital under our line of credit is subject to, and limited by, compliance with certain financial covenants. As of March 31, 2017, we were in compliance with all material covenants.
See Part I – Item 1 — Note 7, Financing and Other Debt for further information regarding interest rates, voluntary prepayments rights, principal payment requirements and financial covenants under our 2016 Credit Agreement.
WEX Brazil Debt
WEX Brazil had debt of approximately $12.7 million and $30.8 million as of March 31, 2017 and December 31, 2016, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. The average interest rate was 24.1 percent and 19.7 percent as of March 31, 2017 and December 31, 2016, respectively. This debt is classified in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
We have two agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. These borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt was $95 million at each of March 31, 2017 and December 31, 2016, and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs, and will range from $0 to $95 million. The balances will mature in amounts of $50 million and $45 million on August 18, 2017 and December 31, 2020, respectively.
Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk.
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings, effective December 30, 2016. Beginning in January 2017, the Company began receiving variable interest of 1-month LIBOR and paying fixed rates between 0.896 percent to 1.125 percent under these swap agreements, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings. These swaps will mature on December 31, 2018 and 2020. See Part I – Item 1 – Note 6, Derivative Instruments and Note 9, Fair Value for further information.
Our fuel price derivatives were entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. After the first quarter of 2016, we were no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.
Regulatory Environment
The Company's subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulations to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2016, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating. See Part I – Item 1 – Note 16, Supplementary Regulatory Capital Disclosure for further information.
Share Repurchases
We did not purchase any shares of our common stock during either of the three months ended March 31, 2017 or 2016. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of March 31, 2017.
At the closing of the EFS transaction, the Company issued 4,011,672 shares of our common stock (representing approximately 9.4 percent of our outstanding shares as of July 1, 2016) to funds affiliated with Warburg Pincus LLC as partial consideration for the acquisition. On the same date, the Company entered into an investor rights agreement ("IRA"), which provides for transfer restrictions and customary registration rights with respect to the shares, among other things. Under the IRA, the Company is prohibited from taking any action that may cause the holders of registrable securities under the IRA, individually or in the aggregate, to own ten percent or more of the then issued and outstanding shares of its common stock. This restriction could impose significant limitations on our ability to make share repurchases until holders of registrable securities under the IRA dispose of a significant portion of their shares.

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
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including the requirement to maintain pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of less than 2.50:1.00 for the most recent period of four fiscal quarters.
Off-balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of March 31, 2017, we had posted letters of credit totaling $13.4 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Contractual Obligations
Our contractual obligations are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies and Estimates
There are no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 1 to the Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As disclosed in our Annual Report on Form 10-K, Item 9A, for the year ended December 31, 2016, our management concluded that our internal control over financial reporting was not effective at December 31, 2016. As of this date, management identified a material weakness in internal control over financial reporting relating to the user access and program change management controls that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting.
We are actively engaged in the implementation of a remediation plan to ensure that control deficiencies contributing to this material weakness are designed appropriately and will operate effectively, including implementing and testing enhanced controls surrounding access review and program change management. The remediation plan is intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are made by only authorized individuals. Management is working towards having these remediation efforts completed by the time we issue our December 31, 2017 Annual Report on Form 10-K. The material weakness will not be considered remediated until our controls are operational for a period of time, tested and management concludes that these controls are operating effectively.
The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will result in significant improvements in our control environment. Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts on the material weakness identified above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If the various technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangement, our business and results of operation could be adversely impacted.

We utilize a combination of proprietary and third-party technologies to operate our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, outsourced to a single provider to operate, or obtained through third-parties by way of service agreements. To the extent that our proprietary technology or that of third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not purchase shares of our common stock during the first quarter of 2017. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of March 31, 2017.
Under the purchase agreement for the acquisition of EFS, we were prohibited from repurchasing shares of our common stock prior to the consummation of the acquisition without the consent of the sellers.
Item 6. Exhibits.
     The exhibit index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

May 8, 2017	By:	/s/ Roberto Simon
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