Form 10-Q
period 2017-06-30
WEX Inc.
filed 2017-08-09
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of August 1, 2017 was 42,904,381.

FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “may,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers: the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity; the impact of foreign currency exchange rates on the Company’s operations, revenue and income; changes in interest rates; the impact of fluctuations in fuel prices; the effects of the Company’s business expansion and acquisition efforts; potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition; competitive responses to any acquisitions; uncertainty of the expected financial performance of the combined operations following completion of an acquisition; the ability to successfully integrate the Company's acquisitions, including Electronic Funds Source LLC's operations and employees; the ability to realize anticipated synergies and cost savings; unexpected costs, charges or expenses resulting from an acquisition; the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs; the failure of corporate investments to result in anticipated strategic value; the impact and size of credit losses; the impact of changes to the Company's credit standards; breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants; the Company’s failure to maintain or renew key agreements; failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors; the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates; the impact of the Company’s outstanding notes on its operations; the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically; the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes; the uncertainties of litigation; as well as other risks and uncertainties identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, filed on March 6, 2017 and Item 1A. of Part II of the quarterly report on Form 10-Q filed on May 8, 2017, both filed with the Securities and Exchange Commission. Our forward-looking statements and these factors do not reflect the potential future impact of any alliance, merger, acquisition, disposition or stock repurchases. The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report and undue reliance should not be placed on these statements. We disclaim any obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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
A non-GAAP measure that adjusts net earnings attributable to shareholders to exclude fair value changes of unrealized gains or losses on derivatives, the impact of net foreign currency remeasurement gains and losses, the expense associated with stock-based compensation, acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, an impairment charge, debt issuance cost amortization, restructuring and other costs, and adjustments attributable to non-controlling interest, as well as the related tax impacts of the adjustments

ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2017-09	Accounting Standards Update No. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

Esso portfolio in Europe	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NYSE	New York Stock Exchange
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender for maintaining a commitment of funds for the borrower for a period of time
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
WEX	WEX Inc.
WEX Health	Evolution1 and Benaissance, collectively

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$219,001	$190,930
Accounts receivable (net of allowances of $26,758 in 2017 and $20,092 in 2016)	2,455,015	2,054,701
Securitized accounts receivable, restricted	121,964	97,417
Income taxes receivable	9,038	10,765
Available-for-sale securities	23,653	23,525
Property, equipment and capitalized software (net of accumulated depreciation of $251,074 in 2017 and $228,336 in 2016)	177,399	167,278
Deferred income taxes, net	8,146	6,934
Goodwill	1,808,192	1,838,441
Other intangible assets (net of accumulated amortization of $334,394 in 2017 and $254,142 in 2016)	1,192,093	1,265,468
Other assets	329,250	341,638
Total assets	$6,343,751	$5,997,097
Liabilities and Stockholders’ Equity
Accounts payable	$727,587	$617,118
Accrued expenses	330,835	331,579
Deposits	1,122,671	1,118,823
Securitized debt	104,525	84,323
Revolving line of credit facilities and term loans, net	1,740,201	1,599,291
Deferred income taxes, net	134,594	152,906
Notes outstanding, net	395,902	395,534
Other debt	149,063	125,755
Amounts due under tax receivable agreement	41,403	47,302
Other liabilities	17,329	18,719
Total liabilities	4,764,110	4,491,350
Commitments and contingencies (Note 11)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,343 shares issued in 2017 and 47,173 in 2016; 42,915 shares outstanding in 2017 and 42,841 in 2016	473	472
Additional paid-in capital	552,733	547,627
Non-controlling interest	8,324	8,558
Retained earnings	1,291,022	1,244,271
Accumulated other comprehensive loss	(100,569)	(122,839)
Treasury stock at cost; 4,428 shares in 2017 and 2016	(172,342)	(172,342)
Total stockholders’ equity	1,579,641	1,505,747
Total liabilities and stockholders’ equity	$6,343,751	$5,997,097
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Payment processing revenue	$141,354	$126,080	$277,732	$237,136
Account servicing revenue	65,677	47,433	127,216	91,955
Finance fee revenue	42,085	32,704	85,457	56,210
Other revenue	54,768	27,719	104,836	54,563
Total revenues	303,884	233,936	595,241	439,864
Expenses
Salary and other personnel	85,811	66,662	169,396	130,072
Restructuring	1,676	3,506	2,160	5,095
Service fees	37,351	45,924	74,101	82,683
Provision for credit losses	16,082	6,443	28,313	10,360
Technology leasing and support	14,101	10,932	26,617	22,008
Occupancy and equipment	6,459	6,113	12,826	11,825
Depreciation and amortization	49,961	23,109	99,199	45,373
Operating interest expense	4,464	1,505	9,312	2,891
Cost of hardware and equipment sold	1,098	665	2,127	1,570
Impairment charge	16,175	—	16,175	—
Other expenses	23,125	17,442	46,682	35,225
Total operating expenses	256,303	182,301	486,908	347,102
Operating income	47,581	51,635	108,333	92,762
Financing interest expense	(28,547)	(30,418)	(55,695)	(51,976)
Net foreign currency gain (loss)	10,525	(4,823)	18,967	11,301
Net unrealized loss on interest rate swap agreements	(2,264)	—	(699)	—
Net realized and unrealized gain on fuel price derivatives	—	—	—	711
Income before income taxes	27,295	16,394	70,906	52,798
Income taxes	10,655	4,482	25,190	17,665
Net income	16,640	11,912	45,716	35,133
Less: Net loss from non-controlling interest	(450)	(655)	(775)	(520)
Net earnings attributable to shareholders	$17,090	$12,567	$46,491	$35,653

Net earnings attributable to WEX Inc. per share:
Basic	$0.40	$0.32	$1.08	$0.92
Diluted	$0.40	$0.32	$1.08	$0.92
Weighted average common shares outstanding:
Basic	43,002	38,806	42,937	38,781
Diluted	43,060	38,857	43,090	38,850
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$16,640	$11,912	$45,716	$35,133
Changes in available-for-sale securities, net of tax expense of $60 and $63 for the three months ended June 30, 2017 and 2016 and $61 and $160 for the six months ended June 30, 2017 and 2016, respectively	106	107	109	271
Foreign currency translation	6,082	(11,479)	22,702	(705)
Comprehensive income	22,828	540	68,527	34,699
Less: Comprehensive gain (loss) attributable to non-controlling interest	49	(976)	(234)	(385)
Comprehensive income attributable to WEX Inc.	$22,779	$1,516	$68,761	$35,084
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	7	—	93	—	—	—	—	93
Tax expense from stock option and restricted stock units	—	—	(692)	—	—	—	—	(692)
Stock issued upon vesting of restricted and deferred stock units	61	—	—	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	6,970	—	—	—	—	6,970
Changes in available-for-sale securities, net of tax expense of $160	—	—	—	271	—	—	—	271
Foreign currency translation	—	—	—	(840)	—	—	135	(705)
Net income (loss)	—	—	—	—	—	35,653	(520)	35,133
Balance at June 30, 2016	38,814	$431	$181,343	$(104,020)	$(172,342)	$1,219,287	$12,052	$1,136,751
Balance at January 1, 2017	42,841	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	260	—	260
Stock issued upon exercise of stock options	9	—	431	—	—	—	—	431
Stock issued upon vesting of restricted and deferred stock units	65	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	4,676	—	—	—	—	4,676
Changes in available-for-sale securities, net of tax expense of $61	—	—	—	109	—	—	—	109
Foreign currency translation	—	—	—	22,161	—	—	541	22,702
Net income (loss)	—	—	—	—	—	46,491	(775)	45,716
Balance at June 30, 2017	42,915	$473	$552,733	$(100,569)	$(172,342)	$1,291,022	$8,324	$1,579,641
1Impact of modified retrospective transition as part of the Company's ASU 2016-09 adoption to recognize previously disallowed excess tax benefits that increased a net operating loss.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$45,716	$35,133
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized loss (gain)	4,457	(14,745)
Stock-based compensation	13,871	9,113
Depreciation and amortization	99,199	45,373
Debt issuance cost amortization	4,163	1,543
Provision for deferred taxes	14,924	15,251
Provision for credit losses	28,313	10,360
Impairment charge	16,175	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(423,854)	(383,831)
Other assets	(3,350)	12,166
Accounts payable	111,251	166,850
Accrued expenses	3,322	64,026
Income taxes	1,458	(15,059)
Other liabilities	(1,665)	2,408
Amounts due under tax receivable agreement	(5,899)	(5,364)
Net cash used for operating activities	(91,919)	(56,776)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(37,480)	(35,742)
Purchases of available-for-sale securities	(230)	(5,596)
Maturities of available-for-sale securities	272	183
Net cash used for investing activities	(37,438)	(41,155)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,194)	(2,143)
Proceeds from stock option exercises	431	93
Net change in deposits	2,631	66,994
Net activity on other debt	22,980	10,845
Net borrowings on revolving line of credit facility	148,223	76,754
Repayments on term loans	(17,375)	(13,750)
Net change in securitized debt	13,662	(10,154)
Net cash provided by financing activities	161,358	128,639
Effect of exchange rate changes on cash and cash equivalents	(3,930)	7,150
Net change in cash and cash equivalents	28,071	37,858
Cash and cash equivalents, beginning of period	190,930	279,989
Cash and cash equivalents, end of period	$219,001	$317,847
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for any future periods or the year ending December 31, 2017.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not recalculate based on reported numbers due to rounding.

2.	New Accounting Standards
Adopted During the Six Months Ended June 30, 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. Prior to the adoption of this guidance, the Company recognized the net excess tax benefits of vested or settled awards in additional paid-in capital. This standard requires prospective recognition of all the tax effects related to share-based payments in the income statement. The impact of adoption was recorded as a $260 cumulative effect adjustment to Retained earnings. For the six months ended June 30, 2017, the Company recognized approximately $1,600 of excess tax benefits within our income tax provision, which would have been recognized in additional paid-in-capital under previous guidance. For the three months ended June 30, 2017, the amount of excess tax benefits recognized was not material. The Company has elected to prospectively classify these excess tax benefits as cash flows from operating activities effective January 1, 2017. The Company will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur. Adoption of this standard is not anticipated to impact the Company's minimum statutory tax withholding practices.
Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award’s fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact the standard will have on the consolidated financial statements and related disclosures.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014-09. Those clarifications, along with the guidance under Topic 606 support the conclusion that timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, or approximately 48 percent of consolidated revenues for the period ended December 31, 2016, will likely remain substantially unchanged under the new standard.
The Company is in the process of assessing the remaining revenue streams that fall within the scope of this new standard. Included in this assessment is confirming principal vs. agent determinations, reviewing commission structure and applying the series guidance to the Company's revenue streams. Under the new guidance certain costs to obtain a contract, such as sales commissions are to be capitalized and amortized over the life of the contract, with a practical expedient available for contracts under one year in duration. Sales commissions that were expensed were approximately $20,000 for the year ended December 31, 2016.
On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not for periods beginning on or before the original effective date of January 1, 2017. The Company is not electing early adoption and as a result the standard will become effective on January 1, 2018. The guidance permits two methods of adoption: full retrospective approach, which requires an entity to restate each prior period that is reported in the financial statements and modified retrospective approach, which requires a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. The Company currently anticipates adopting the standard using the modified retrospective method.

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
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355,000 based on the July 1, 2016 closing price of the Company's common stock on the NYSE. This represented approximately 9.4 percent of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,182,000, and was funded with amounts received under the 2016 Credit Agreement described further in Note 7, Financing and Other Debt. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,444,000, net of $93,000 in cash acquired.
The Company recorded adjustments to the assets acquired and liabilities assumed throughout the one year measurement period. The Company obtained information to assist in determining the fair values of certain assets acquired and liabilities assumed throughout this period, resulting in the recording of other intangible assets and goodwill as described below. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition.
The tax structure of EFS consists of limited liability companies and corporations. The Company’s tax election will allow a step-up in tax basis related to its 49.5 percent direct ownership in the parent limited liability company. The remaining 50.5 percent ownership in the parent limited liability company is held by another limited liability company, taxed as a corporation, that is part of the EFS structure and will therefore receive carry over tax basis. The difference between book and tax basis resulting from receiving carry over tax basis has been reflected in the financial statements as an investment in partnership deferred tax liability. The Company estimates that approximately $557,000 of the goodwill recognized in this business combination will be deductible for income tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents the components and final allocation of the purchase price:

	As Reported December 31, 2016	Measurement Period Adjustments	As Reported June 30, 2017
Total consideration, net of cash acquired	$1,444,235	$—	$1,444,235
Less:
Accounts receivable	162,684	—	162,684
Property and equipment	2,387	1	2,388
Customer relationships (a)(b)	842,700	(1,300)	841,400
Developed technologies (a)(c)	32,120	—	32,120
Trademarks and trade names (a)(d)	13,700	—	13,700
Deferred income tax assets	34,992	6,352	41,344
Other assets	—	739	739
Accounts payable	(153,777)	248	(153,529)
Accrued expenses	(128,267)	9,361	(118,906)
Deferred income tax liabilities	(91,194)	28,071	(63,123)
Recorded goodwill (a)	$728,890	$(43,472)	$685,418
(a)Approximately $1,235,331 in goodwill and other intangible assets recorded from this business combination were allocated to our Fleet Solutions segment; the remaining $337,307 was allocated to our Travel and Corporate Solutions segment.
(b)Weighted average life – 8.1 years.
(c)Weighted average life – 2.0 years.
(d)Weighted average life – 7.7 years.
At June 30, 2017, estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years and thereafter is as follows:

Remaining 2017	$42,688
2018	$80,987
2019	$74,548
2020	$68,685
2021	$60,654
2022	$53,537
Thereafter	$427,408
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results have been calculated after applying the Company's accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results assuming they were applied and incurred since January 1, 2015. As a result, $1,829 and $6,594 in transaction costs, which are directly attributable to the acquisition, have been excluded from pro forma results for the three and six months ended June 30, 2016. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. The operations of EFS contributed revenues of approximately $45,246 and $88,621 and net loss before taxes of approximately $8,809 and $20,012 for the three and six months ended June 30, 2017, respectively, to the Company's unaudited condensed consolidated statement of income.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents unaudited pro forma operational results as if the acquisition had occurred January 1, 2015:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$270,987	$511,284
Net earnings attributable to shareholders	$2,279	$20,612
Net income attributable to shareholders per share:
Basic	$0.05	$0.48
Diluted	$0.05	$0.48

4.	Reserves for Accounts Receivable
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. The Company extends revolving credit to certain small fleet customers. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $8,400 and $3,400 in receivables with revolving credit balances as of June 30, 2017 and December 31, 2016, respectively. The portfolio of receivables consists of a large group of homogeneous smaller balance amounts that are collectively evaluated for impairment.
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
As of June 30, 2017, approximately 96 percent of the outstanding balance of total trade accounts receivable was current and approximately 97 percent of the outstanding balance of total trade accounts receivable was less than 60 days past due. As of June 30, 2016, approximately 92 percent of the outstanding balance of total trade accounts receivable was current and approximately 98 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer represented 11 percent of the outstanding receivables balance as of both June 30, 2017 and December 31, 2016.
The following table presents changes in reserves for accounts receivable:

	Six Months Ended June 30,
	2017	2016
Balance, beginning of year	$20,092	$13,832
Provision for credit losses	28,313	10,360
Charges to other accounts	7,779	—
Charge-offs	(33,050)	(13,681)
Recoveries of amounts previously charged-off	3,349	2,476
Currency translation	275	77
Balance, end of period	$26,758	$13,064

5.	Earnings per Share
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
The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings attributable to shareholders	$17,090	$12,567	$46,491	$35,653

Weighted average common shares outstanding – Basic	43,002	38,806	42,937	38,781
Dilutive impact of share-based compensation awards	58	51	153	69
Weighted average common shares outstanding – Diluted	43,060	38,857	43,090	38,850
For the three and six months ended June 30, 2017 and June 30, 2016, an immaterial number of outstanding share-based awards were excluded from the computation of diluted earnings per share because the effect of including these awards would be anti-dilutive.

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
The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C
Notional amount	$400,000	$150,000	$250,000
Amortization	5% annually	N/A	N/A
Maturity date	December 31, 2020	December 31, 2020	December 31, 2018
Fixed interest rate	1.108%	1.125%	0.896%
See Note 9, Fair Value for more information regarding the valuation of the Company's interest rate swaps.
Foreign Currency Exchange Program
The Company utilizes a limited foreign currency exchange hedging program, entering into short-term foreign currency swaps to convert the foreign currency exposures of certain foreign currency denominated intercompany loans and investments to the base currency. The Company will continue to monitor its foreign currency exposure for discrete items and may, from time to time, hedge certain foreign currency transactions.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table summarizes the contracts related to foreign currency swaps, which settle in the base currency at various dates within 5 days after quarter-end:

	Aggregate Notional Amount
	June 30,
	2017		2016
Australian dollar	A$	15,000	A$	—
Norwegian Krone	NOK	28,000	NOK
The amount of gains and losses associated with these foreign currency swaps were not material for the three and six months ended June 30, 2017 and June 30, 2016.
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
Consolidated Derivative Instruments
The following table presents information on the location and fair value of asset derivatives recorded in the unaudited condensed consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Other assets	$12,209	$12,908
Given that the Company's commodity contracts and interest rate swap agreements are not designated as hedging instruments, changes in the fair value of these instruments, which represent unrealized gains and losses, are recognized in the unaudited condensed consolidated statements of income. The following table presents information on the amounts of derivative gains and losses and the locations in the unaudited condensed consolidated statements of income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Commodity contracts	Net realized and unrealized gain on fuel price derivatives	$—	$—	$—	$711
Interest rate swap agreements - unrealized portion	Net unrealized loss on interest rate swap agreements	$(2,264)	$—	$(699)	$—
Interest rate swap agreements - realized portion	Financing interest expense	$(77)	$—	$(620)	$—

7.	Financing and Other Debt
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
As of June 30, 2017, the Company had $154,805 of borrowings against its $470,000 secured revolving credit facility, or approximately $315,000 of availability under the 2016 Credit Agreement, subject to the covenants as described below. The outstanding debt under the 2016 Credit Agreement amortizing term loans totaled $1,620,250 at June 30, 2017. As of June 30, 2017 and December 31, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.8 percent and 4.2 percent, respectively.
As of both June 30, 2017 and December 31, 2016, the Company has posted approximately $13,000 in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at its foreign subsidiaries.
Amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (3.25% at June 30, 2017) with respect to the tranche A term loan facility and the revolving credit facility and between 3.25% to 3.50% (3.50% at June 30, 2017) with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.75% floor in the case of the tranche B term loan facility and a 0.0% floor in the case of the tranche A term loan and revolving credit facility), in each case, based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (2.25% at June 30, 2017) with respect to the tranche A term loan facility and the revolving credit facility or 2.25% to 2.50% (2.50% at June 30, 2017) with respect to the tranche B term loan facility, in each case, based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA. In November 2016, the Company entered into three interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 6, Derivative Instruments, for further discussion.
In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.50% at June 30, 2017) based on the ratio of consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
On July 3, 2017, the Company repriced the secured term loans under the 2016 Credit Agreement. See Note 16, Subsequent Event, for further discussion.
Debt Covenants
As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the 2016 Credit Agreement and the Indenture contain covenants that limit the Company's and its subsidiaries' ability to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of June 30, 2017, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
$400 Million Notes Outstanding
On January 30, 2013, the Company completed a $400,000 offering in an aggregate principal amount of 4.750 percent senior notes due February 1, 2023, with interest payable semiannually. See Note 9, Fair Value, for additional information.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. The Company's federal funds lines of credit were $250,000 as of June 30, 2017 and December 31, 2016, with no outstanding balance as of June 30, 2017.
WEX Brazil Debt
WEX Brazil had debt of approximately $14,063 and $30,755 as of June 30, 2017 and December 31, 2016, respectively. This was composed of credit facilities and loan arrangements related to its accounts receivable, with various maturity dates. The

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

average interest rate was 22.9 percent and 19.7 percent as of June 30, 2017 and December 31, 2016, respectively. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. These agreements were amended during the second quarter of 2017 to increase the funding capacity by $40,000 to $135,000. Associated borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points. The balance of the debt was $135,000 and $95,000 at June 30, 2017 and December 31, 2016 respectively, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs. The balance will mature in amounts of $85,000 and $50,000 on May 30, 2018 and December 31, 2021, respectively. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Australian Securitization Facility
During the second quarter of 2017, the Company extended an existing securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd through April 2018. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company's Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper ("securitized debt") for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.70 percent and 2.65 percent as of June 30, 2017 and December 31, 2016, respectively. The Company had $85,127 and $78,592 of securitized debt under this facility as of June 30, 2017 and December 31, 2016, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 0.35 percent and 0.95 percent as of June 30, 2017 and December 31, 2016, respectively. The Company had $19,398 and $5,731 of securitized debt under this facility as of June 30, 2017 and December 31, 2016, respectively.
Debt Issuance Costs
The following table presents the Company's net debt issuance costs:

	June 30, 2017	December 31, 2016
Revolving line of credit facility and term loans	$34,854	$38,334
Notes outstanding	$4,098	$4,466

8.	Off-Balance Sheet Arrangements
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
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $171,000 and $224,000 of receivables under this arrangement during three and six months ended June 30, 2017, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. This resulted in a loss on factoring of $1,250 and $1,450 for the three and six months ended June 30, 2017, respectively, which was recorded in Other expenses in the unaudited condensed consolidated statement of income. As of June 30, 2017, the Company had associated factoring receivables of approximately $26,800, of which less than $100 were in excess of the established credit limit. There were no charge-backs on balances in excess of the credit limit during the three and six months ended June 30, 2017.
Brazil Accounts Receivable Factoring
During the first quarter of 2017, WEX Brazil entered into a factoring agreement to sell certain unsecured receivables, without recourse, to an unrelated third-party financial institution. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under this arrangement is accounted for as a sale. The Company sold $8,300 of receivables during the three months ended June 30, 2017 and $16,300 receivables during the six months ended June 30, 2017. This resulted in a loss on factoring of $400 for the three months ended June 30, 2017 and a loss on factoring of $800 for the six months ended June 30, 2017, which was recorded in Other expenses in the unaudited condensed consolidated statement of income. The Company records receivables sold under this agreement as a reduction of accounts receivable and proceeds as cash provided by operating activities.

9.	Fair Value
The Company holds mortgage-backed securities, fixed-income securities, derivatives (see Note 6, Derivative Instruments) and certain other financial instruments which are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three or six months ended June 30, 2017 or June 30, 2016.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels:

	Fair Value Hierarchy	June 30, 2017	December 31, 2016
Assets:
Municipal bonds	2	$596	$682
Asset-backed securities	2	514	648
Mortgage-backed securities	2	484	490
Fixed-income mutual fund	1	22,059	21,705
Available-for-sale securities		$23,653	$23,525
Executive deferred compensation plan trust (a)	1	$6,271	$5,673
Interest rate swaps (a)	2	$12,209	$12,908
(a)The fair value of these instruments is recorded in Other assets.
Available-For-Sale Securities
When available, the Company uses quoted market prices to determine the fair value of available-for-sale securities; such inputs are classified as Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund which is invested in fixed-income securities and is held in order to satisfy the regulatory requirements of WEX Bank. For mortgage-backed and asset-backed debt securities and municipal bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Executive Deferred Compensation Plan Trust
The obligations related to the deferred compensation plan trust are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.
Interest Rate Swaps
The Company determines the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swaps and the implied floating payments using the current LIBOR curve, which are Level 2 inputs of the fair value hierarchy.
$400 Million Notes Outstanding
Not considering unamortized loan origination fees, the Notes outstanding have a carrying value of $400,000 at each of June 30, 2017 and December 31, 2016, and a fair value of $403,000 and $390,000 as of June 30, 2017 and December 31, 2016, respectively. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding is classified as Level 2 in the fair value hierarchy.
Debt
The Company determines the fair value of the amount outstanding under its 2016 Credit Facility based on the market rates for the issuance of the Company's debt, which are Level 2 inputs in the fair value hierarchy. As of both June 30, 2017 and December 31, 2016, the carrying value of the 2016 Credit Facility approximated its fair value.

10.	Income Taxes
The Company's effective tax rate was 39.0 percent for the second quarter of 2017 as compared to 27.3 percent for the second quarter of 2016. The increase in our effective tax rate was primarily due to adjustments relating to certain European tax returns in the second quarter of 2017 and the absence of several discrete tax benefits recorded during the second quarter of 2016.
The Company's effective tax rate was 35.5 percent for the first half of 2017 as compared to 33.5 percent for the first half of 2016. The increase in our effective tax rate was primarily due to adjustments relating to certain European tax returns in the first half of 2017 and the absence of several discrete tax benefits recorded during the first half of 2016. These unfavorable factors were partly offset by the $1,600 tax effect of excess tax benefits related to share-based payments recorded in the income statement in the first half of 2017. See Note 2, New Accounting Standards for more information.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $36,184 and $25,824 at June 30, 2017 and December 31, 2016, respectively. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

11.	Commitments and Contingencies
Litigation
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, contingent on court approval. The expected settlement amount is not material to the Company's unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
The Company is involved in other pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
Commitments
Significant commitments and contingencies as of June 30, 2017 are consistent with those discussed in Note 18, Commitments and Contingencies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

12.	Stock-Based Compensation
The fair value of restricted stock units, deferred stock units, performance-based restricted stock units, performance-based stock options and service-based stock options awarded during the three and six months ended June 30, 2017 totaled $17,186 and $45,341, respectively, as compared to $1,391 and $25,927 for the three and six months ended June 30, 2016.
Stock Options
Performance-Based Stock Options
In May 2017, the Company granted performance-based stock options with a contractual term of ten years to members of senior management. The options contain a market condition that begins operating on the third anniversary of the grant date, requiring the closing price of the Company's stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order for shares to vest. In addition, award recipients must be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. To the extent both the service condition and the Stock Price Hurdle are not met by the end of a defined measurement period, these performance-based stock options will be canceled.
The grant date fair value of these performance options was estimated on the date of the grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The table below summarizes the assumptions used to calculate the fair value:

Exercise price	$99.69
Expected stock price volatility	31.14%
Risk-free interest rate	2.18%
Weighted average fair value of performance options granted	$28.69
The Company will expense these performance-based stock options on a graded basis over the derived service period of approximately three years regardless of whether the market condition is satisfied. Upon satisfaction of a Stock Price Hurdle, any unrecognized compensation expense for that specific tranche will be accelerated.
Service-Based Stock Options
On March 20, 2017, the Company approved the grant of stock options to certain officers and employees under the 2010 Equity Incentive Plan. Stock options granted generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant.
The fair value of each option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model and the following assumptions:

March 20, 2017
Weighted average expected life (in years)	6.0
Weighted average exercise price	$104.95
Weighted average volatility	30.67%
Weighted average risk-free rate	2.13%
Weighted average fair value	$35.58

13.	Impairment and Restructuring Activities

Impairment

During the three months ended June 30, 2017, the Company executed a vendor contract amendment based on a strategic decision to in-source certain previously outsourced technology functions. As a result of this action, the Company determined that $16,175 of prepaid services had no future benefit and were therefore written off within the Fleet Solutions segment.

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

The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective program. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $21,050 as of June 30, 2017.

The balances under the 2015 Restructuring Initiative and the Acquisition Integration Restructuring Initiative are expected to be paid through 2018. Amounts under the 2016 Restructuring Initiative are expected to be paid through 2017. Based on current

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

plans, which are subject to change, the Company expects to incur an additional $450 in restructuring costs related to the 2015 Restructuring Initiative and $200 in restructuring costs related to the 2016 Restructuring Initiative.
The following table presents the Company's 2015 Restructuring Initiative liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$5,231	$8,506	$5,231	$7,249
Restructuring charges	1,223	—	1,533	1,589
Cash paid	(2,488)	(1,478)	(2,836)	(2,125)
Liability transfer to 2016 Restructuring Initiative	(1,158)	—	(1,158)	—
Impact of foreign currency translation	200	57	238	372
Balance, end of period	$3,008	$7,085	$3,008	$7,085
The following table presents the Company’s 2016 Restructuring Initiative liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,202	$—	$3,662	$—
Restructuring charges	219	3,506	219	3,506
Reserve release	—	—	(533)	—
Cash paid	(487)	—	(487)	—
Liability transfer from 2015 Restructuring Initiative	1,158	—	1,158	—
Impact of foreign currency translation	250	(18)	323	(18)
Balance, end of period	$4,342	$3,488	$4,342	$3,488
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Balance, beginning of period	$2,139	$1,764
Restructuring charges	234	941
Cash paid	(889)	(1,479)
Other	(151)	107
Balance, end of period	$1,333	$1,333
The following table presents the Company's total restructuring liability:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$10,572	$8,506	$10,657	$7,249
Restructuring charges	1,676	3,506	2,693	5,095
Reserve release	—	—	(533)	—
Cash paid	(3,864)	(1,478)	(4,802)	(2,125)
Other	(151)	—	107	—
Impact of foreign currency translation	450	39	561	354
Balance, end of period	$8,683	$10,573	$8,683	$10,573

14.	Segment Information
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
The Company’s CODM evaluates the operating results of the Company’s operating and reportable segments based upon revenues and pre-tax adjusted income which adjusts income before income taxes to exclude unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition and divestiture related items, including ticking fees incurred on the commitment of funds to finance the acquisition of EFS and acquisition-related intangible amortization, stock-based compensation and restructuring and other costs. In addition, for the second quarter of 2017, we have excluded an impairment charge related to the insourcing of certain technology functions from a third party.
Beginning in the third quarter of 2016, pre-tax adjusted income excluded debt issuance cost amortization. For comparative purposes, pre-tax adjusted income for the prior periods has been adjusted to reflect the exclusion of this item.
The following tables present the Company’s reportable segment results on an pre-tax adjusted income basis:

	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Three Months Ended June 30, 2017
Payment processing revenue	$87,678	$40,276	$13,400	$141,354
Account servicing revenue	41,311	167	24,199	65,677
Finance fee revenue	36,552	159	5,374	42,085
Other revenue	34,763	14,398	5,607	54,768
Total revenues	$200,304	$55,000	$48,580	$303,884

Operating interest expense	$2,071	$2,073	$320	$4,464
Depreciation and amortization	$36,370	$3,222	$10,369	$49,961
Pre-tax adjusted income	$54,596	$25,501	$5,486	$85,583

Three Months Ended June 30, 2016
Payment processing revenue	$70,711	$43,194	$12,175	$126,080
Account servicing revenue	27,548	337	19,548	47,433
Finance fee revenue	30,674	145	1,885	32,704
Other revenue	15,027	9,660	3,032	27,719
Total revenues	$143,960	$53,336	$36,640	$233,936

Operating interest expense	$379	$611	$515	$1,505
Depreciation and amortization	$14,147	$761	$8,201	$23,109
Pre-tax adjusted income	$38,267	$23,200	$5,631	$67,098

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Six Months Ended June 30, 2017
Payment processing revenue	$173,940	$75,151	$28,641	$277,732
Account servicing revenue	77,380	322	49,514	127,216
Finance fee revenue	72,981	382	12,094	85,457
Other revenue	66,826	26,858	11,152	104,836
Total revenues	$391,127	$102,713	$101,401	$595,241

Operating interest expense	$3,395	$3,639	$2,278	$9,312
Depreciation and amortization	$72,438	$6,260	$20,501	$99,199
Pre-tax adjusted income	$105,828	$47,909	$15,722	$169,459

Six Months Ended June 30, 2016
Payment processing revenue	$133,001	$77,820	$26,315	$237,136
Account servicing revenue	52,986	610	38,359	91,955
Finance fee revenue	52,611	221	3,378	56,210
Other revenue	26,436	19,827	8,300	54,563
Total revenues	$265,034	$98,478	$76,352	$439,864

Operating interest expense	$801	$1,163	$927	$2,891
Depreciation and amortization	$27,755	$1,377	$16,241	$45,373
Pre-tax adjusted income	$71,378	$43,348	$12,208	$126,934
Our segments earn interest income both from banking relationships and from cardholders. The majority of interest income from cardholders is earned on our salary payment cards offered in Brazil.
The following table presents the Company's interest income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fleet Solutions	$696	$701	$1,820	$1,586
Travel and Corporate Solutions	315	96	361	187
Health and Employee Benefit Solutions	5,495	1,888	12,354	3,382
Total interest income	$6,506	$2,685	$14,535	$5,155
The following table reconciles income before income taxes to pre-tax adjusted income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before income taxes	$27,295	$16,394	$70,906	$52,798
Unrealized loss on derivative instruments	2,264	—	699	5,007
Net foreign currency remeasurement (gain) loss	(10,525)	4,823	(18,967)	(11,301)
Acquisition-related ticking fees	—	19,511	—	30,045
Acquisition-related intangible amortization	38,114	12,565	76,093	25,211
Other acquisition and divestiture related items	239	2,179	2,374	6,944
Stock-based compensation	7,414	4,870	13,871	9,113
Restructuring and other costs	2,398	5,985	4,145	7,574
Impairment charge	16,175	—	16,175	—
Debt issuance cost amortization	2,209	771	4,163	1,543
Pre-tax adjusted income	$85,583	$67,098	$169,459	$126,934

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
WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2017
Total Capital to risk-weighted assets	$313,045	13.26%	$188,931	8.0%	$236,164	10.0%
Tier 1 Capital to average assets	$301,818	12.78%	$94,466	4.0%	$118,082	5.0%
Common equity to risk-weighted assets	$301,818	13.07%	$103,879	4.5%	$150,047	6.5%
Tier 1 Capital to risk-weighted assets	$301,818	13.07%	$138,505	6.0%	$184,673	8.0%
December 31, 2016
Total Capital to risk-weighted assets	$228,402	12.59%	$145,182	8.0%	$181,477	10.0%
Tier 1 Capital to average assets	$214,847	11.10%	$77,413	4.0%	$96,767	5.0%
Common equity to risk-weighted assets	$214,847	11.84%	$81,665	4.5%	$117,961	6.5%
Tier 1 Capital to risk-weighted assets	$214,847	11.84%	$108,887	6.0%	$145,183	8.0%

16.	Subsequent Event
Effective July 3, 2017, the Company repriced the secured term loans under the 2016 Credit Agreement. The amendment reduces the applicable interest rate margin at current borrowing levels for both LIBOR borrowings and base rate borrowings by (i) 50 basis points for the Company's tranche A term loans and (ii) 75 basis points for the Company's tranche B term loans. The consolidated leverage ratio as defined in the credit facility (i.e. consolidated funded indebtedness to consolidated EBITDA), was also modified for purposes of calculating the interest rate margin for tranche A term loans and revolving loans and determining compliance with the financial covenant by allowing the Company to exclude up to $75 million of certain corporate cash balances for purposes of determining consolidated funded indebtedness. The applicable interest rate margin for the tranche A term loans will continue to be determined based on the Company's consolidated leverage ratio, with the interest rate margin initially set at 2.75% for LIBOR borrowings, and 1.75% for base rate borrowings. The applicable interest rate margin for the tranche B term loans will no longer be determined based on the Company's consolidated leverage ratio and will instead be set at 2.75% for LIBOR borrowings, and 1.75% for base rate borrowings.
As the debt repricings are not considered substantially different, the Company applied modification accounting. We believe the majority of the approximately $3,000 of fees paid as part of the repricing will be expensed immediately as financing interest during the third quarter of 2017. Any capitalizable fees will be amortized to financing interest expense over the remaining term of the debt. No gain or loss was recognized as a result of the exchange.

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
Summary
Below are selected items from the second quarter of 2017:

•	Average number of vehicles serviced increased 13 percent from the second quarter of 2016 to approximately 10.9 million for the second quarter of 2017, primarily related to the acquisition of EFS.

•
Total fuel transactions processed increased 24 percent from the second quarter of 2016 to 130.0 million for the second quarter of 2017. Total payment processing transactions in our Fleet Solutions segment increased 15 percent to 108.1 million for the second quarter of 2017 as compared to the same quarter in 2016. Transaction processing transactions increased 104 percent to 21.9 million for the second quarter of 2017, as compared to the same quarter in 2016. The increase in payment processing transactions resulted from organic revenue growth and the acquisition of EFS. The primary driver for the increase in transaction processing transactions was the acquisition of EFS.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment increased 23 percent to $68.43 for the second quarter of 2017, from $55.61 for the same period in the prior year, which was primarily driven by a 19 percent increase in the average gallons per payment processing transaction, resulting from the acquisition of EFS. The average U.S. fuel price per gallon during the second quarter of 2017 was $2.41, a 5 percent increase as compared to the same period in the prior year. The average Australian fuel price per gallon during the second quarter of 2017 was $3.65, an 11 percent increase as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment was $15.1 million during the second quarter of 2017, as compared to $5.3 million during the second quarter of 2016. The increase in credit loss was primarily related to higher incidences of fraud as compared to the prior year. Spend volume increased 41 percent in the second quarter of 2017, as compared to the same quarter last year and our credit losses were 20.5 basis points of fuel expenditures for the second quarter of 2017, as compared to 10.2 basis points of fuel expenditures for the same period last year.

•
Travel and Corporate Solutions purchase volume grew by approximately $2.1 billion from the second quarter of 2016 to $7.7 billion for the second quarter of 2017, an increase of 37 percent, driven by organic growth in our travel product and the EFS acquisition.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a gain of $10.5 million for the second quarter of 2017, compared to a loss of $4.8 million for the second quarter of 2016.

•
Our effective tax rate was 39.0 percent for the second quarter of 2017 as compared to 27.3 percent for the second quarter of 2016. The increase in our effective tax rate was primarily due to adjustments relating to certain European tax returns in the second quarter of 2017 and the absence of several discrete tax benefits recorded during the second quarter of 2016. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions, as well as impacts that tax rate and earnings mix changes have on our net deferred tax assets.

Results of Operations
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within Fleet Solutions:

(in thousands, except per transaction and per gallon data)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$87,678	$70,711	$16,967	24%	$173,940	$133,001	$40,939	31%
Account servicing revenue	41,311	27,548	13,763	50	77,380	52,986	24,394	46
Finance fee revenue	36,552	30,674	5,878	19	72,981	52,611	20,370	39
Other revenue	34,763	15,027	19,736	131	66,826	26,436	40,390	153
Total revenues	200,304	143,960	56,344	39	391,127	265,034	126,093	48
Total operating expenses	180,751	117,965	62,786	53	342,037	223,299	118,738	53
Operating income	19,553	25,995	(6,442)	(25)	49,090	41,735	7,355	18
Net foreign currency gain	1,299	419	880	210	2,641	12,947	(10,306)	(80)
Financing interest expense	(19,711)	(25,084)	5,373	21	(36,154)	(41,019)	4,865	(12)
Net unrealized gains on interest rate swap agreements	(1,169)	—	(1,169)	NM	(275)	—	(275)	NM
Net realized and unrealized gains on derivative instruments	—	—	—	—	—	711	(711)	(100)
(Loss) income before income taxes	$(28)	$1,330	$(1,358)	(102)%	$15,302	$14,374	$928	6%

Key operating statistics
Payment processing revenue:
Payment processing transactions	108,134	94,155	13,979	15%	210,899	183,252	27,647	15%
Average expenditure per payment processing transaction	$68.43	$55.61	$12.82	23%	$68.66	$52.24	$16.42	31%
Average price per gallon of fuel:
Domestic – ($/gal)	$2.41	$2.29	$0.12	5%	$2.41	$2.13	$0.28	13%
Australia – ($/gal)	$3.65	$3.29	$0.36	11%	$3.71	$3.20	$0.51	16%
Account servicing revenue:
Average number of vehicles serviced	10,855	9,640	1,215	13%	10,712	9,579	1,133	12%
NM - Not Meaningful
Revenues
Payment processing revenue increased $17.0 million for the second quarter of 2017 compared to the same period in the prior year resulting from higher payment processing volumes and higher domestic average fuel prices. Increased volumes were due to organic growth and the acquisition of EFS. These favorable impacts were partly offset by a slight decrease in our interchange rate due to the acquisition of EFS. Payment processing revenue increased $40.9 million for the first half of 2017 as compared to the same period in the prior year, resulting from higher domestic average fuel prices and payment processing volumes due to organic growth and the acquisition of EFS. These favorable impacts were partly offset by a slight decrease in our interchange rate due to the acquisition of EFS.
Account servicing revenue increased by $13.8 million for the second quarter of 2017 and $24.4 million for the first half of 2017 as compared to the same periods in the prior year, resulting from the EFS acquisition and increases in fees to certain customers as part of our price modernization efforts over the course of the prior year.
Other revenue increased by $19.7 million for the second quarter of 2017 and $40.4 million for the first half of 2017 as compared to the same periods in the prior year, resulting primarily from EFS transaction processing revenue.

Finance fee revenue is composed of the following components:

(in thousands)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Late fee revenue	$28,713	$25,904	$2,809	11%	$58,176	$43,491	$14,685	34%
Factoring fee revenue	6,532	4,553	1,979	43	12,289	8,716	3,573	41
Cardholder interest income	93	179	(86)	(48)	169	338	(169)	(50)
Other finance fee revenue	1,214	38	1,176	3,095	2,347	66	2,281	3,456
Finance fee revenue	$36,552	$30,674	$5,878	19%	$72,981	$52,611	$20,370	39%
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
Late fees increased $2.8 million for the second quarter of 2017 as compared to the same period in the prior year. Late fee revenue increased $6.5 million due to the change in overdue balances, resulting from increased payment processing volumes and from higher domestic average fuel prices. This benefit was partly offset by a $3.7 million decrease due to lower weighted average late fee rates. During the second quarter of 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75, as compared to a monthly range of 0 to 6.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate, net of related chargeoffs, was 4.3 percent and 4.5 percent for the second quarter of 2017 and 2016, respectively.
Late fees increased $14.7 million for the first half of 2017 as compared to the same period in the prior year. The increase in late fees was composed of $11.4 million due to the change in overdue balances resulting primarily from higher domestic average fuel prices and increased payment processing volumes, and $3.3 million due to rate increases. During the first half of 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75, as compared to a monthly range of 0 to 6.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate, net of related chargeoffs, was 4.3 percent and 4.0 percent for the first half of 2017 and 2016, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2017 and 2016, there were no material concessions granted to customers.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $2.0 million for the second quarter of 2017 and increased $3.6 million for the first half of 2017 as compared to the same periods in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.

Operating Expenses
The following table compares selected expense line items within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$60,892	$45,585	$15,307	34%
Restructuring	$1,676	$3,506	$(1,830)	(52)%
Service fees	$17,012	$24,412	$(7,400)	(30)%
Provision for credit losses	$15,140	$5,314	$9,826	185%
Technology leasing and support	$8,294	$6,351	$1,943	31%
Depreciation and amortization	$36,370	$14,147	$22,223	157%
Operating interest expense	$2,071	$379	$1,692	446%
Impairment charge	$16,175	$—	$16,175	NM
Other expenses	$17,744	$13,165	$4,579	35%
NM - Not Meaningful
Salary and other personnel expenses increased $15.3 million for the second quarter of 2017 as compared to the same period in the prior year. The increase is primarily due to incremental headcount to support business growth, primarily resources assumed as part of the EFS acquisition and, to a lesser extent, increases in variable compensation plans.
Restructuring costs for the second quarter of 2017 decreased $1.8 million as compared to the same period in the prior year, primarily due to the wind-down of prior year initiatives related to our Esso portfolio in Europe. Restructuring costs for the second quarter of 2017 relate primarily to a restructuring program associated with our EFS acquisition and consists of employee costs and office closure costs, which are expected to be paid through 2017.
Service fees decreased by $7.4 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology incurred during the three months ended June 30, 2016, partly offset by incremental payment processing volumes during the three months ended June 30, 2017, due in part to the acquisition of EFS.
Provision for credit losses increased by $9.8 million for the second quarter of 2017 as compared to the same period in the prior year. The increase in credit loss was due to higher incidences of magnetic strip card skimming fraud at fuel pumps. In response, the Company has recently placed portfolio limits on the number of transactions and amount of fuel purchases. Additionally, we are finalizing the implementation of new technology designed to increase detection speed. As a result of these actions, we anticipate that fraud incidents will trend down slightly in terms of size and frequency in the second half of 2017.
We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 20.5 basis points of fuel expenditures for the second quarter of 2017, compared to 10.2 basis points of fuel expenditures for the same period last year. We use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Technology leasing and support expenses increased $1.9 million for the second quarter of 2017 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance and licensing expense, resulting from incremental technological investments in our business, including EFS.
Depreciation and amortization increased by $22.2 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination. Refer to Part I – Item 1 – Note 3, Business Acquisition of this report for more information. Following the acquisition of EFS, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in $5.8 million of incremental amortization during the second quarter of 2017 as compared to the same period in the prior year. This technology is now fully amortized as of June 30, 2017.

Operating interest expense increased $1.7 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, higher fuel prices and volume increases contributed to the increase in operating interest expense.
We incurred a $16.2 million non-cash impairment charge due to a write-off related to in-sourcing certain technology functions during the three months ended June 30, 2017.
Other expenses increased by $4.6 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS.
The following table compares selected expense line items within Fleet Solutions:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$120,930	$89,627	$31,303	35%
Restructuring	$2,160	$5,095	$(2,935)	(58)%
Service fees	$35,534	$41,536	$(6,002)	(14)%
Provision for credit losses	$27,722	$9,355	$18,367	196%
Technology leasing and support	$17,129	$12,919	$4,210	33%
Depreciation and amortization	$72,438	$27,755	$44,683	161%
Operating interest expense	$3,395	$801	$2,594	324%
Impairment charge	$16,175	$—	$16,175	NM
Other expenses	$35,792	$26,236	$9,556	36%
NM - Not Meaningful
Salary and other personnel expenses increased $31.3 million for the first half of 2017 as compared to the same period in the prior year, primarily due to incremental headcount to support business growth, primarily resources assumed as part of the EFS acquisition and, to a lesser extent, increases in variable compensation plans.
Restructuring costs for the first half of 2017 decreased $2.9 million as compared to the same period in the prior year, primarily due to the wind-down of prior year initiatives related to our Esso portfolio in Europe. Restructuring costs for the first half of 2017 relate primarily to a restructuring program associated with our EFS acquisition and consists of employee costs and office closure costs, which are expected to be paid through 2017.
Service fees decreased $6.0 million for the first half of 2017 as compared to the same period in the prior year, primarily due to expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology incurred during the first half of 2016, partly offset by incremental payment processing volumes during the first half of 2017, due in part to the acquisition of EFS.
Provision for credit losses increased by $18.4 million for the first half of 2017 as compared to the same period in the prior year. We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 19.1 basis points of fuel expenditures for the first half of 2017, compared to 9.8 basis points of fuel expenditures for the same period last year. The increase in credit loss was due to higher incidences of magnetic strip card skimming fraud during the first half of 2017 and an increase in credit loss resulting from an increase in average domestic fuel prices, the acquisition of EFS and a slight deterioration in accounts receivable aging experienced during the first quarter of 2017.
Technology leasing and support expenses increased $4.2 million for the first half of 2017 as compared to the same period in the prior year. This increase is primarily due to additional software maintenance and licensing expense, resulting from incremental technological investments in our business, including EFS.
Depreciation and amortization increased by $44.7 million for the first half of 2017 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination. Refer to Part I – Item 1 – Note 3, Business Acquisition of this report for more information. Following the acquisition of EFS, the Company evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in $11.5 million of incremental amortization during the first half of 2017 as compared to the same period in the prior year. This technology is now fully amortized as of June 30, 2017.

Operating interest expense increased $2.6 million for the first half of 2017 as compared to the same period in the prior year, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, higher fuel prices and volume increases contributed to the increase in operating interest expense.
We incurred a $16.2 million non-cash impairment charge due to the write-off related to in-sourcing certain technology functions during the six months ended June 30, 2017.
Other expenses increased by $9.6 million for the first half of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS and incremental advertising and marketing expense.
Foreign Currency Transactions
The fluctuations in exchange rates for the second quarter of 2017 were generally consistent with the second quarter of 2016. The fluctuations in exchange rates resulted in a gain of $2.6 million for the first half of 2017 compared to a gain of $12.9 million for the first half of 2016, which benefited from gains on intercompany loans recognized during the first quarter of 2016.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing Interest Expense
Financing interest expense decreased $5.4 million for the second quarter of 2017 and $4.9 million for the first half of 2017 as compared to the same periods in the prior year, primarily due to the absence of $19.5 million and $30.0 million in ticking fees, which we incurred during the second quarter and first half of 2016, respectively, associated with the commitment of funds to finance the acquisition of EFS. This benefit was partially offset by higher relative borrowings under our 2016 Credit Agreement and an increase in our effective interest rate.
Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except payment solutions purchase volume in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$40,276	$43,194	$(2,918)	(7)%	$75,151	$77,820	$(2,669)	(3)%
Account servicing revenue	167	337	(170)	(50)	322	610	(288)	(47)
Finance fee revenue	159	145	14	10	382	221	161	73
Other revenue	14,398	9,660	4,738	49	26,858	19,827	7,031	35
Total revenues	55,000	53,336	1,664	3	102,713	98,478	4,235	4
Total operating expenses	30,952	30,434	518	2	57,305	55,850	1,455	3
Operating income	24,048	22,902	1,146	5	45,408	42,628	2,780	7
Financing interest expense	(1,617)	—	(1,617)	NM	(3,270)	—	(3,270)	NM
Net foreign currency gain (loss)	12,019	(5,691)	17,710	NM	19,216	(2,451)	21,667	NM
Net unrealized gains on interest rate swap agreements	(124)	—	(124)	NM	(32)	—	(32)	NM
Income before income taxes	$34,326	$17,211	$17,115	99%	$61,322	$40,177	$21,145	53%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$7,677	$5,595	$2,082	37%	$14,277	$10,474	$3,803	36%
NM - Not Meaningful

Revenues
Payment processing revenue decreased $2.9 million for the second quarter of 2017 and $2.7 million for the first half of 2017 as compared to the same period in the prior year, primarily due to a decrease in our net interchange rate primarily resulting from contract renegotiations with a large travel customer which went into effect in January 2017. This decrease was partly offset by an organic increase in corporate charge card purchase volume from our WEX travel product and the acquisition of EFS.
Other revenue increased $4.7 million for the second quarter of 2017 and $7.0 million for the first half of 2017 as compared to the same period in the prior year, primarily due to higher international settlement fees.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2017, customer balances with such concessions totaled $12.1 million. For the three and six months ended June 30, 2017, customer balances with such concessions resulted in approximately $0.7 million and $1.3 million in waived late fees, respectively. There were no material concessions granted during the three and six months ended June 30, 2016.
Operating Expenses
The following table compares selected expense line items within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$6,294	$5,536	$758	14%
Service fees	$13,347	$17,421	$(4,074)	(23)%
Technology leasing and support & occupancy and equipment	$4,824	$3,774	$1,050	28%
Depreciation and amortization	$3,222	$761	$2,461	323%
Operating interest expense	$2,073	$611	$1,462	239%
Salary and other personnel expenses increased $0.8 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS.
Service fees decreased $4.1 million for the second quarter of 2017 as compared to the same period in the prior year. This decrease was primarily due to lower fees paid as a result of our recent MasterCard contract renewal, partly offset by volume related increases.
Technology leasing and support & occupancy and equipment expense collectively increased $1.1 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to an investment in our software platform.
Depreciation and amortization increased $2.5 million for the second quarter of 2017 as compared to the same period in the prior year, due to amortization of intangibles acquired in the EFS business combination.
Operating interest expense increased $1.5 million for the second quarter of 2017 as compared to the same period in the prior year, due to higher deposit interest rates and increased receivables resulting from higher payment processing volumes. Following the expiration of an agreement with a deposit partner during the fourth quarter of 2016, we issued certificates of deposit to replace previously held non-interest bearing deposits.

The following table compares selected expense line items within Travel and Corporate Solutions:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$12,508	$10,600	$1,908	18%
Service fees	$25,666	$32,339	$(6,673)	(21)%
Technology leasing and support & occupancy and equipment	$7,589	$7,337	$252	3%
Depreciation and amortization	$6,260	$1,377	$4,883	355%
Operating interest expense	$3,639	$1,163	$2,476	213%
Salary and other personnel expenses increased $1.9 million for the first half of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS.
Service fees decreased $6.7 million for the first half of 2017 as compared to the same period in the prior year, primarily due to lower fees paid as a result of our recent MasterCard contract renewal, partly offset by volume related increases.
Technology leasing and support & occupancy and equipment expense during the first half of 2017 was generally consistent with the same period in the prior year.
Depreciation and amortization increased $4.9 million for the first half of 2017 as compared to the same period in the prior year, due to amortization of intangibles acquired in the EFS business combination.
Operating interest expense increased $2.5 million for the first half of 2017 as compared to the same period in the prior year, due to higher deposit interest rates and increased receivables resulting from higher payment processing volumes. Following the expiration of an agreement with a deposit partner during the fourth quarter of 2016, we issued certificates of deposit to replace previously held non-interest bearing deposits.
Foreign Currency Transactions
The fluctuations in exchange rates resulted in a gain of $12.0 million for the second quarter of 2017 and a gain of $19.2 million for the first half of 2017 as compared to a loss of $5.7 million for the second quarter of 2016 and a loss of $2.5 million for the first half of 2016. Foreign currency gains resulted from the U.S. dollar weakening relative to the British Pound, a major currency in which the Travel and Corporate Solutions segment transacts, during the second quarter and first half of 2017. The overall magnitude of the realized gains were impacted by higher relative international volumes as compared to the same period of the prior year.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions, that are denominated in foreign currencies. Management will continue to monitor foreign exchanges rates and the impact to the operations of the business.
Financing Interest Expense
Financing interest expense was $1.6 million for the second quarter of 2017 and $3.3 million for the first half of 2017, primarily due to borrowings under the 2016 Credit Agreement used to finance the acquisition of EFS.

Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except purchase volume in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$13,400	$12,175	$1,225	10%	$28,641	$26,315	$2,326	9%
Account servicing revenue	24,199	19,548	4,651	24	49,514	38,359	11,155	29
Finance fee revenue	5,374	1,885	3,489	185	12,094	3,378	8,716	258
Other revenue	5,607	3,032	2,575	85	11,152	8,300	2,852	34
Total revenues	48,580	36,640	11,940	33	101,401	76,352	25,049	33
Total operating expenses	44,600	33,902	10,698	32	87,566	67,953	19,613	29
Operating income	3,980	2,738	1,242	45	13,835	8,399	5,436	65
Financing interest expense	(7,219)	(5,334)	(1,885)	(35)	(16,271)	(10,957)	(5,314)	(48)
Net foreign currency (loss) gain	(2,793)	449	(3,242)	NM	(2,890)	805	(3,695)	NM
Net unrealized gains on interest rate swap agreements	(971)	—	(971)	NM	(392)	—	(392)	NM
Loss before income taxes	$(7,003)	$(2,147)	$(4,856)	226%	$(5,718)	$(1,753)	$(3,965)	226%

Purchase volume	$1,127	$1,051	$76	7%	$2,474	$2,144	$330	15%
NM - Not Meaningful
Revenues
Payment processing revenue increased $1.2 million for the second quarter of 2017 and $2.3 million for the first half of 2017 as compared to the same periods in the prior year, resulting primarily from an increase in purchase volume due to customer signings. Our interchange rate for the second quarter of 2017 was generally consistent with the same period in the prior year. Purchase volume favorability during the first half of 2017 was partly offset by a slight decrease in the interchange rate due to the mix of spend.
Account servicing revenue increased $4.7 million for the second quarter of 2017 and $11.2 million for the first half of 2017 as compared to the same periods in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare offerings.
Finance fee revenue increased $3.5 million for the second quarter of 2017 and $8.7 million for the first half of 2017 as compared to the same periods in the prior year, primarily due to organic growth in cardholder interest earned on our paycard product in Brazil resulting from extended payment terms selected by our customers in 2017 and higher relative lending volumes as compared to the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2017 and 2016, there were no material concessions granted to customers.
Other revenue increased $2.6 million for the second quarter of 2017 and $2.9 million for the first half of 2017, primarily due to revenue earned on receivables sold without recourse to an unrelated third-party financial institution.

Operating Expenses
The following table compares selected expense line items within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$18,625	$15,541	$3,084	20%
Service fees	$6,992	$4,091	$2,901	71%
Depreciation and amortization	$10,369	$8,201	$2,168	26%
Other expense	$4,504	$3,065	$1,439	47%
Operating interest	$320	$515	$(195)	(38)%
Salary and other personnel expenses increased $3.1 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to higher average WEX Health and WEX Brazil headcount and related employee benefit costs in support of significant business growth.
Service fees increased $2.9 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization increased $2.2 million for the second quarter of 2017 as compared to the same period in the prior year, resulting from incremental amortization of acquired intangibles and higher depreciation expense primarily on capitalized software development costs.
Other expenses increased $1.4 million for the second quarter of 2017 as compared to the same period in the prior year, primarily due to higher taxes resulting from increased gross revenues in Brazil.
Operating interest for the second quarter of 2017 was generally consistent as compared to the same period in the prior year as the impact of lower relative borrowings on our outstanding credit facilities in Brazil was almost entirely offset by higher relative interest rates on borrowings.
The following table compares selected expense line items within Health and Employee Benefit Solutions:

	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$35,958	$29,845	$6,113	20%
Service fees	$12,901	$8,808	$4,093	46%
Depreciation and amortization	$20,501	$16,241	$4,260	26%
Other expenses	$9,178	$6,890	$2,288	33%
Operating interest	$2,278	$927	$1,351	146%
Salary and other personnel expenses increased $6.1 million for the first half of 2017 as compared to the same period in the prior year, primarily due to higher average WEX Health and WEX Brazil headcount and related employee benefit costs in support of significant business growth.
Service fees increased $4.1 million for the first half of 2017 as compared to the same period in the prior year, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization increased $4.3 million for the first half of 2017 as compared to the same period in the prior year, resulting from incremental amortization of acquired intangibles and higher depreciation expense primarily on capitalized software development costs.
Other expenses increased $2.3 million for the first half of 2017 as compared to the same period in the prior year, primarily due to higher taxes resulting from increased gross revenues in Brazil.
Operating interest increased $1.4 million for the first half of 2017 as compared to the same period in the prior year due to higher relative interest rates on borrowings on our outstanding credit facilities in Brazil.

Foreign Currency Transactions
The fluctuations in exchange rates resulted in a loss of $2.8 million for the second quarter of 2017 and a loss of $2.9 million for the first half of 2017 as compared to a gain of $0.4 million for the second quarter of 2016 and a gain of $0.8 million for the first half of 2016. During the second quarter of 2017, the US dollar strengthened relative to the Brazilian real as compared to the first half of 2016 when the US dollar weakened relative to the Brazilian real. Additionally, the magnitude of the loss realized during the second quarter of 2017 was impacted by the growth in revenue from our salary payment cards in Brazil as compared to the same period of the prior year.
Financing Interest Expense
Financing interest expense increased $1.9 million for the second quarter of 2017 and $5.3 million for the first half of 2017 as compared to the same period in the prior year, primarily due to higher relative borrowings under our 2016 Credit Agreement and an increase in our effective interest rate.
Non-GAAP Financial Measures That Supplement GAAP Measures

The Company's non-GAAP adjusted net income excludes unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition related ticking fees, acquisition related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt issuance cost amortization and similar adjustments attributed to its non-controlling interest and certain tax related items. In addition, for the second quarter of 2017, we have excluded an impairment charge related to the insourcing of certain technology functions from a third party.
Beginning in the third quarter of 2016, adjusted net income excluded debt issuance cost amortization. For comparative purposes, adjusted net income attributable to shareholders for the prior period has been adjusted to reflect the exclusion of this item and differs from the figure previously reported due to this adjustment.
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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry. In prior periods, the Company adjusted for goodwill impairments and acquisition-related asset impairments. No goodwill or acquisition-related impairments were identified during the three and six months ended June 30, 2017 or 2016.

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

•
Restructuring and other costs include employee termination benefits from certain identified initiatives to further streamline the business, improve the Company's efficiency, create synergies and globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business.

•
Impairment charge represents a non-cash asset write-off related to our strategic decision to in-source certain technology functions. This charge does not reflect recurring costs that would be relevant to the Company's continuing operations. The Company believes that excluding this nonrecurring expense facilitates the comparison of our financial results to the Company's historical operating results and to other companies in its industry.

•
Debt issuance cost amortization is a non-cash item, which is unrelated to the continuing operations of the Company. Because debt issuance cost amortization is dependent upon the financing method which can vary widely company to company, the Company believes that excluding this cost helps to facilitate comparison to historical results as well as to other companies within its industry.

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
The following table reconciles net earnings attributable to shareholders to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings attributable to shareholders	$17,090	$12,567	$46,491	$35,653
Unrealized losses on derivative instruments	2,264	—	699	5,007
Net foreign currency remeasurement (gain) loss	(10,525)	4,823	(18,967)	(11,301)
Acquisition-related ticking fees	—	19,511	—	30,045
Acquisition-related intangible amortization	38,114	12,565	76,093	25,211
Other acquisition and divestiture related items	239	2,179	2,374	6,944
Stock-based compensation	7,414	4,870	13,871	9,113
Restructuring and other costs	2,398	5,985	4,145	7,574
Impairment charge	16,175	—	16,175	—
Debt issuance cost amortization	2,209	771	4,163	1,543
ANI adjustments attributable to non-controlling interest	(156)	(930)	(955)	(861)
Tax related items	(21,022)	(19,775)	(37,001)	(28,291)
Adjusted net income attributable to shareholders	$54,200	$42,566	$107,088	$80,637
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
As of June 30, 2017, we had approximately $66.6 million in cash located outside of the United States. Undistributed earnings of certain foreign subsidiaries of the Company amounted to $36.2 million as of June 30, 2017. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Earnings outside of the U.S. are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency denominated revenues, earnings and cash flows. We cannot predict changes in currency exchange rates, the impact of exchange rate changes, nor the degree to which we will be able to manage the related impact.
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
The table below summarizes our cash activities:

(in thousands)	Six Months Ended June 30,
	2017	2016
Net cash used for operating activities	$(91,919)	$(56,776)
Net cash used for investing activities	$(37,438)	$(41,155)
Net cash provided by financing activities	$161,358	$128,639
Our cash balance for the six months ended June 30, 2017 increased $28.1 million, resulting primarily from net income adjusted for non-cash charges and net borrowings under the secured revolving credit facility of our 2016 Credit Agreement. These cash inflows were partly offset by an increase in accounts receivables, net of associated payables, due to higher relative volumes and fuel prices as compared to the same period of the prior year.
Cash outflows from capital additions totaled $37.5 million during the six months ended June 30, 2017, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
WEX Bank generally utilizes brokered deposits and borrowed federal funds to finance our domestic accounts receivable. Deposits increased by $3.8 million during the six months ended June 30, 2017. Our accounts receivable increased by $400.3 million and our accounts payable increased $110.5 million during the six months ended June 30, 2017, primarily due to volume.
Accounts Receivable
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. We extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of June 30, 2017 and December 31, 2016, we had approximately $8.4 million and $3.4 million, respectively, of receivables with revolving credit.
As of June 30, 2017, approximately 96 percent of the outstanding balance of $2.5 billion of trade accounts receivable was current and approximately 97 percent of the outstanding balance was less than 60 days past due. The outstanding balance is made up of receivables from a wide range of industries. One customer represented 11 percent of the outstanding receivables balance at June 30, 2017 and December 31, 2016.
Factoring Arrangements
Certain foreign subsidiaries use substantially non-recourse factoring arrangements with third party financial institutions to manage working capital and cash flows. Under these programs, we sell receivables to two financial institutions. Available capacity under these programs is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity. See Part I – Item 1 – Note 8, Off-Balance Sheet Arrangements for more information regarding these arrangements.
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
Deposits and Borrowed Federal Funds
WEX Bank issued certificates of deposit in various maturities ranging from three months to three years, with interest rates ranging from 0.75 percent to 1.95 percent as of June 30, 2017. As of June 30, 2017 and December 31, 2016, we had approximately $759.1 million and $725.6 million of certificates of deposit outstanding, respectively. As of June 30, 2017, we had approximately $295.0 million of interest-bearing money market deposits with a weighted average interest rate of 1.17 percent, compared to $325.5 million of interest-bearing money market deposits at December 31, 2016, with a weighted average interest rate of 0.76 percent.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of June 30, 2017, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $68.6 million and $67.8 million of these deposits on hand at June 30, 2017 and December 31, 2016, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $250 million, with no outstanding balance as of June 30, 2017 and December 31, 2016.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021, a tranche B term loan facility in an amount equal to $1,200 million that matures on July 1, 2023, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Additional loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test of 4.00 to 1.00 may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement were used to pay the cash portion of the purchase price for the EFS acquisition, repay amounts outstanding under the 2014 Credit Agreement (which was superseded by the 2016 Credit Agreement), and pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes.
As of June 30, 2017, we had $154.8 million of borrowings against our $470.0 million revolving credit facility, which terminates in July of 2021. The combined outstanding debt under our tranche A term loan facility, which expires in July of 2021, and our tranche B term loan facility, which expires in July of 2023, totaled $1,620.3 million at June 30, 2017. As of June 30, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.8 percent.
Our ability to draw down available capital under our line of credit is subject to, and limited by, compliance with certain financial covenants. As of June 30, 2017, we were in compliance with all material covenants.
See Part I – Item 1 — Note 7, Financing and Other Debt and Note 16, Subsequent Event for further information regarding interest rates, voluntary prepayments rights, principal payment requirements and financial covenants under our 2016 Credit Agreement.

WEX Brazil Debt
WEX Brazil had debt of approximately $14.1 million and $30.8 million as of June 30, 2017 and December 31, 2016, respectively. This is composed of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. The average interest rate was 22.9 percent and 19.7 percent as of June 30, 2017 and December 31, 2016, respectively. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
We have two agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. These agreements were amended during the second quarter of 2017 to increase the funding capacity by $40,000 to $135,000. Associated borrowings carry a variable interest rate of 1 to 3-month LIBOR plus a margin of 225 basis points.  The balance of the debt was $135 million and $95 million at June 30, 2017 and December 31, 2016 respectively, and was secured by an interest in the underlying customer receivables. The participation debt balance will fluctuate on a daily basis based on customer funding needs. The balances will mature in amounts of $85 million and $50 million on May 30, 2018 and December 31, 2021, respectively.
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
Regulatory Environment
The Company's subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulations to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2016, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating. See Part I – Item 1 – Note 15, Supplementary Regulatory Capital Disclosure for further information.
Share Repurchases
We did not purchase any shares of our common stock during either of the six months ended June 30, 2017 or 2016. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of June 30, 2017.
At the closing of the EFS transaction, the Company issued 4,011,672 shares of our common stock (representing approximately 9.4 percent of our outstanding shares as of July 1, 2016) to funds affiliated with Warburg Pincus LLC as partial consideration for the acquisition. On the same date, the Company entered into an investor rights agreement ("IRA"), which provides for transfer restrictions and customary registration rights with respect to the shares, among other things. Under the IRA, the Company is prohibited from taking any action that may cause the holders of registrable securities under the IRA, individually or in the aggregate, to own ten percent or more of the then issued and outstanding shares of its common stock. This restriction could limit our ability to make share repurchases until holders of registrable securities under the IRA dispose of a significant portion of their shares.
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
Off-balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of June 30, 2017, we had posted letters of credit totaling $13.0 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
Contractual Obligations
Our contractual obligations are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Critical Accounting Policies and Estimates
There are no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, New Accounting Standards to the Unaudited Condensed Consolidated Financial Statements of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will result in significant improvements in our control environment. Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of June 30, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts on the material weakness identified above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, contingent on court approval. The expected settlement amount is not material to the Company's unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company's consolidated financial position, results of operations or cash flows or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not purchase shares of our common stock during the second quarter of 2017. The approximate dollar value of shares that were available to be purchased under the current repurchase program was $108.2 million as of June 30, 2017.
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

WEX INC.

August 9, 2017	By:	/s/ Roberto Simon
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

*	10.1	Form of Non-Employee Director Compensation Plan
	10.2
First Amendment to Credit Agreement, dated as of July 3, 2017, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2017, File No. 001-32426)

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