Form 10-Q
period 2017-09-30
WEX Inc.
filed 2017-11-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 31, 2017 was 42,909,927.

FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the ability to successfully integrate the Company's acquisitions, including Electronic Funds Source LLC's operations and employees;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company's credit standards;

•
breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;

•	the Company’s failure to maintain or renew key agreements;

•	failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;

•
failure to successfully implement the Company's information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;

•
the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;

•	the uncertainties of litigation; as well as

•
other risks and uncertainties identified in Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, filed on March 6, 2017 and Item 1A. of Part II of the quarterly report on Form 10-Q for the three months ended March 31, 2017 filed on May 8, 2017, both filed with the Securities and Exchange Commission.

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

2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders

Adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company's management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, the expense associated with stock-based compensation, restructuring and other costs and an impairment charge

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

European Fleet business	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NYSE	New York Stock Exchange
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender for maintaining a commitment of funds for the borrower for a period of time
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
WEX	WEX Inc.
WEX Health	Evolution1 and Benaissance, collectively

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$251,118	$190,930
Accounts receivable (net of allowances of $32,712 in 2017 and $20,092 in 2016)	2,595,371	2,054,701
Securitized accounts receivable, restricted	150,845	97,417
Income taxes receivable	12,904	10,765
Available-for-sale securities	23,584	23,525
Property, equipment and capitalized software (net of accumulated depreciation of $264,098 in 2017 and $228,336 in 2016)	185,350	167,278
Deferred income taxes, net	8,462	6,934
Goodwill	1,813,805	1,838,441
Other intangible assets (net of accumulated amortization of $375,004 in 2017 and $254,142 in 2016)	1,155,631	1,265,468
Other assets	344,058	341,638
Total assets	$6,541,128	$5,997,097
Liabilities and Stockholders’ Equity
Accounts payable	$849,326	$617,118
Accrued expenses	318,402	331,579
Deposits	1,091,530	1,118,823
Borrowed federal funds	28,462	—
Securitized debt	122,475	84,323
Revolving line of credit facilities and term loans, net	1,727,472	1,599,291
Deferred income taxes, net	149,605	152,906
Notes outstanding, net	396,085	395,534
Other debt	166,264	125,755
Amounts due under tax receivable agreement	38,375	47,302
Other liabilities	20,178	18,719
Total liabilities	4,908,174	4,491,350
Commitments and contingencies
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,349 shares issued in 2017 and 47,173 in 2016; 42,921 shares outstanding in 2017 and 42,841 in 2016	473	472
Additional paid-in capital	561,155	547,627
Non-controlling interest	8,446	8,558
Retained earnings	1,324,994	1,244,271
Accumulated other comprehensive loss	(89,772)	(122,839)
Treasury stock at cost; 4,428 shares in 2017 and 2016	(172,342)	(172,342)
Total stockholders’ equity	1,632,954	1,505,747
Total liabilities and stockholders’ equity	$6,541,128	$5,997,097
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Payment processing revenue	$145,702	$146,182	$423,434	$383,319
Account servicing revenue	71,322	58,815	198,538	150,770
Finance fee revenue	50,879	36,138	136,336	92,348
Other revenue	56,099	46,621	160,935	101,184
Total revenues	324,002	287,756	919,243	727,621
Expenses
Salary and other personnel	92,321	76,706	261,717	206,778
Restructuring	4,639	2,531	6,799	7,626
Service fees	41,205	53,415	115,306	136,098
Provision for credit losses	19,614	9,489	47,927	19,849
Technology leasing and support	13,628	12,517	40,245	34,525
Occupancy and equipment	6,526	7,271	19,352	19,096
Depreciation and amortization	51,229	46,008	150,428	91,381
Operating interest expense	7,382	2,599	16,694	5,490
Cost of hardware and equipment sold	1,066	859	3,193	2,429
Impairment charge	—	—	16,175	—
Other expenses	22,669	21,793	69,351	57,018
Total operating expenses	260,279	233,188	747,187	580,290
Operating income	63,723	54,568	172,056	147,331
Financing interest expense	(25,754)	(35,064)	(81,449)	(87,040)
Net foreign currency gain	14,611	5,932	33,578	17,233
Net unrealized loss on interest rate swap agreements	(150)	—	(849)	—
Net realized and unrealized gain on fuel price derivatives	—	—	—	711
Non-cash adjustments related to tax receivable agreement	—	(168)	—	(168)
Income before income taxes	52,430	25,268	123,336	78,067
Income taxes	18,570	6,065	43,760	23,730
Net income	33,860	19,203	79,576	54,337
Less: Net loss from non-controlling interest	(111)	(493)	(886)	(1,013)
Net earnings attributable to shareholders	$33,971	$19,696	$80,462	$55,350

Net earnings attributable to WEX Inc. per share:
Basic	$0.79	$0.46	$1.87	$1.38
Diluted	$0.79	$0.46	$1.87	$1.38
Weighted average common shares outstanding:
Basic	43,014	42,788	42,963	40,126
Diluted	43,101	42,871	43,092	40,199
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$33,860	$19,203	$79,576	$54,337
Changes in available-for-sale securities, net of tax (benefit) expense of $(10) and $(37) for the three months ended September 30, 2017 and 2016 and $53 and $123 for the nine months ended September 30, 2017 and 2016, respectively	(12)	(62)	97	209
Foreign currency translation	11,042	1,549	33,744	709
Comprehensive income	44,890	20,690	113,417	55,255
Less: Comprehensive gain (loss) attributable to non-controlling interest	122	(438)	(112)	(823)
Comprehensive income attributable to WEX Inc.	$44,768	$21,128	$113,529	$56,078
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
Balance at January 1, 2016	38,746	$431	$174,972	$(103,451)	$(172,342)	$1,183,634	$12,437	$1,095,681
Stock issued upon exercise of stock options	21	—	283	—	—	—	—	283
Tax expense from stock option and restricted stock units	—	—	(300)	—	—	—	—	(300)
Stock issued upon vesting of restricted and deferred stock units	61	1	—	—	—	—	—	1
Stock-based compensation, net of share repurchases for tax withholdings	—	—	12,142	—	—	—	—	12,142
Changes in available-for-sale securities, net of tax expense of $123	—	—	—	209	—	—	—	209
Stock issued for July 1, 2016 purchase of EFS	4,012	40	354,913	—	—	—	—	354,953
Foreign currency translation	—	—	—	709	—	—	190	899
Net income (loss)	—	—	—	—	—	55,350	(1,013)	54,337
Balance at September 30, 2016	42,840	$472	$542,010	$(102,533)	$(172,342)	$1,238,984	$11,614	$1,518,205
Balance at January 1, 2017	42,841	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	261	—	261
Stock issued upon exercise of stock options	11	—	595	—	—	—	—	595
Stock issued upon vesting of restricted and deferred stock units	69	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	12,934	—	—	—	—	12,934
Changes in available-for-sale securities, net of tax expense of $53	—	—	—	97	—	—	—	97
Foreign currency translation	—	—	—	32,970	—	—	774	33,744
Net income (loss)	—	—	—	—	—	80,462	(886)	79,576
Balance at September 30, 2017	42,921	$473	$561,155	$(89,772)	$(172,342)	$1,324,994	$8,446	$1,632,954
1Impact of modified retrospective transition as part of the Company's ASU 2016-09 adoption to recognize previously disallowed excess tax benefits that increased a net operating loss.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$79,576	$54,337
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss (gain)	6,411	(17,402)
Stock-based compensation	22,354	14,312
Depreciation and amortization	150,428	91,381
Ticking fees expensed	—	30,045
Debt restructuring and debt issuance cost amortization	5,935	10,649
Provision for deferred taxes	29,924	15,668
Provision for credit losses	47,927	19,849
Impairment charge	16,175	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(595,804)	(405,616)
Other assets	(18,713)	(44,051)
Accounts payable	228,284	169,716
Accrued expenses	(7,740)	1,572
Income taxes	(2,799)	(12,993)
Other liabilities	1,300	(416)
Amounts due under tax receivable agreement	(8,927)	(7,924)
Net cash used for operating activities	(45,669)	(80,873)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(56,095)	(45,016)
Purchases of available-for-sale securities	(355)	(5,716)
Maturities of available-for-sale securities	445	450
Acquisitions and investment, net of cash	—	(1,089,280)
Net cash used for investing activities	(56,005)	(1,139,562)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	391
Repurchase of share-based awards to satisfy tax withholdings	(9,420)	(2,170)
Proceeds from stock option exercises	595	284
Net change in deposits	(29,052)	415,737
Increase in borrowed federal funds	28,462	—
Net activity on other debt	39,554	56,442
Net borrowings on 2016 revolving credit facility	143,597	96,100
Borrowings on 2016 term loans	—	1,643,000
Repayments on 2016 term loans	(26,063)	(8,688)
Net repayments on 2014 revolving credit facility	—	(205,549)
Repayments on 2014 term loan	—	(458,750)
Ticking fees paid	—	(22,171)
Debt issuance costs	(438)	(40,868)
Net change in securitized debt	29,874	(1,696)
Net cash provided by financing activities	177,109	1,472,062
Effect of exchange rate changes on cash and cash equivalents	(15,247)	5,534
Net change in cash and cash equivalents	60,188	257,161
Cash and cash equivalents, beginning of period	190,930	279,989
Cash and cash equivalents, end of period	$251,118	$537,150
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of WEX Inc. for the year ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for any future periods or the year ending December 31, 2017.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not recalculate based on reported numbers due to rounding.

2.	New Accounting Standards
Adopted During the Nine Months Ended September 30, 2017
Effective January 1, 2017, the Company adopted ASU 2016-09, which simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows. Prior to the adoption of this guidance, the Company recognized the net excess tax benefits of vested or settled awards in additional paid-in capital. This standard required prospective recognition of all the tax effects related to share-based payments in the income statement. The impact of adoption was recorded as a cumulative effect adjustment to Retained earnings of approximately $300. For the nine months ended September 30, 2017, the Company recognized approximately $1,600 of excess tax benefits within our income tax provision, which would have been recognized in additional paid-in-capital under previous guidance. For the three months ended September 30, 2017, the amount of excess tax benefits recognized was not material. The Company has elected to prospectively classify these excess tax benefits as cash flows from operating activities effective January 1, 2017. The Company will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur. Adoption of this standard has not impacted the Company's minimum statutory tax withholding practices.
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award’s fair value, vesting conditions and classification as an equity or liability instrument. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. The Company elected to early adopt this ASU and such adoption has not impacted the Company's consolidated financial statements and related disclosures.
Not Yet Adopted
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
The Company will adopt this standard on January 1, 2018. The guidance permits two methods of adoption: full retrospective approach, which requires an entity to restate each prior period that is reported in the financial statements and modified retrospective approach, which requires a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. The Company will adopt the standard using the modified retrospective method.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Topic 606 does not apply to rights or obligations associated with financial instruments (e.g. interest income), including the Company’s finance fee and interest income from banking relationships and cardholders. In addition, fees associated with cardholder arrangements are outside the scope of Topic 606. As a result of further internal analysis, management now estimates approximately 25 percent of consolidated revenues for the period ended December 31, 2016 are outside the scope of Topic 606.
The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014-09. Those clarifications, along with the guidance under Topic 606 support the conclusion that timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will not be significantly impacted by the new standard. Management estimates approximately 70 percent of consolidated revenues for the period ended December 31, 2016 will remain substantially unchanged under the new standard.
Under the new guidance certain costs to obtain a contract, such as sales commissions are to be capitalized and amortized over the life of the contract, with a practical expedient available for contracts under one year in duration. Sales commissions expensed were approximately $20,000 for the year ended December 31, 2016. The Company currently anticipates that the treatment of over 90 percent of commission expenses will remain unchanged and will continue to be expensed.
The Company is currently in the process of implementing changes to its accounting policies, business processes and internal controls to support the recognition, measurement and disclosure requirements under the new standard.

3.	Business Acquisition
EFS
On July 1, 2016, the Company acquired all of the outstanding membership interests of EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. The acquisition enabled the Company to expand its customer footprint and to utilize EFS' technology to better serve the needs of all fleet customers.
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
The Company obtained information to determine the fair values of certain assets acquired and liabilities assumed throughout the one year measurement period and recorded adjustments to the assets acquired and liabilities assumed, resulting in the recording of other intangible assets and goodwill as described below. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition.
The tax structure of EFS consists of limited liability companies and corporations. The Company’s tax election will allow a step-up in tax basis related to its 49.5 percent direct ownership in the parent limited liability company. The remaining 50.5 percent ownership in the parent limited liability company is held by another limited liability company, taxed as a corporation, that is part of the EFS structure and will therefore receive carry over tax basis. The difference between book and tax basis resulting from receiving carry over tax basis has been reflected in the financial statements as an investment in partnership deferred tax liability. The Company has determined that approximately $557,000 of the goodwill recognized in this business combination will be deductible for income tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents the components and final allocation of the purchase price:

	As Reported December 31, 2016	Measurement Period Adjustments	As Reported, Final
Total consideration, net of cash acquired	$1,444,235	$—	$1,444,235
Less:
Accounts receivable	162,684	—	162,684
Property and equipment	2,387	1	2,388
Customer relationships (a)(b)	842,700	(1,300)	841,400
Developed technologies (a)(c)	32,120	—	32,120
Trademarks and trade names (a)(d)	13,700	—	13,700
Deferred income tax assets	34,992	6,352	41,344
Other assets	—	739	739
Accounts payable	(153,777)	248	(153,529)
Accrued expenses	(128,267)	9,361	(118,906)
Deferred income tax liabilities	(91,194)	28,071	(63,123)
Recorded goodwill (a)	$728,890	$(43,472)	$685,418
(a)$1,235,331 in goodwill and other intangible assets recorded from this business combination were allocated to our Fleet Solutions segment; the remaining $337,307 was allocated to our Travel and Corporate Solutions segment.
(b)Weighted average life – 8.1 years.
(c)Weighted average life – 2.0 years.
(d)Weighted average life – 7.7 years.
At September 30, 2017, estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years and thereafter is as follows:

Remaining 2017	$21,344
2018	$80,987
2019	$74,548
2020	$68,685
2021	$60,654
2022	$53,537
Thereafter	$427,408
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results have been calculated after applying the Company's accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results assuming they were applied and incurred since January 1, 2015. As a result, $11,903 and $18,497 in transaction costs, which are directly attributable to the acquisition, have been excluded from pro forma results for the three and nine months ended September 30, 2016. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. The operations of EFS contributed revenues of approximately $46,957 and $135,578 and net loss before taxes of approximately $8,058 and $28,070 for the three and nine months ended September 30, 2017, respectively, to the Company's unaudited condensed consolidated statements of income.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following represents unaudited pro forma operational results as if the acquisition had occurred January 1, 2015:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$287,756	$799,039
Net earnings attributable to shareholders	$27,973	$48,584
Net income attributable to shareholders per share:
Basic	$0.65	$1.14
Diluted	$0.65	$1.13

4.	Accounts Receivable
Payment Terms
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance.
The Company extends revolving credit to certain small fleet customers. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $11,200 and $3,400 in receivables with revolving credit balances as of September 30, 2017 and December 31, 2016, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances from customers across a wide range of industries, which are collectively evaluated for impairment. No one customer constitutes more than 10 percent of the outstanding receivables balance at September 30, 2017. One customer represented 11 percent of the outstanding receivables balance at December 31, 2016. The following table presents the delinquency status as a percentage of total trade accounts receivable:

	September 30,
Delinquency Status	2017	2016
Current–29 days past due	95%	93%
Current–59 days past due	97%	97%
Reserves for Accounts Receivable
Receivables are generally written-off when they are 150 days past due or upon declaration of bankruptcy by the customer. The reserve for credit losses is calculated by an analytic model that also takes into account other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of past due accounts receivable balances, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.
The following table presents changes in reserves for accounts receivable:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of year	$20,092	$13,832
Provision for credit losses	47,927	19,849
Charges to other accounts	12,221	—
Charge-offs	(53,044)	(24,825)
Recoveries of amounts previously charged-off	5,085	4,980
Currency translation	431	151
Balance, end of period	$32,712	$13,987

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

5.	Earnings per Share
Basic earnings per share is computed by dividing net earnings attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, the assumed issuance of unvested restricted stock units and deferred stock units, and unvested performance-based restricted stock units for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company's common stock at the average market price during the period. Prior to the January 2017 adoption of ASU 2016-09, the treasury stock method also included excess tax benefits in its proceeds calculation.
The following table summarizes net earnings attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings attributable to shareholders	$33,971	$19,696	$80,462	$55,350

Weighted average common shares outstanding – Basic	43,014	42,788	42,963	40,126
Dilutive impact of share-based compensation awards	87	83	129	73
Weighted average common shares outstanding – Diluted	43,101	42,871	43,092	40,199
For the three and nine months ended September 30, 2017 and September 30, 2016, an immaterial number of outstanding share-based awards were excluded from the computation of diluted earnings per share because the effect of including these awards would be anti-dilutive.

6.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk. None of these derivative instruments qualify for hedge accounting treatment.
Interest Rate Swap Agreements
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with the Company's outstanding variable-interest rate borrowings. Under these swap agreements, the Company receives variable interest of 1-month LIBOR and pays fixed rates between 0.896% to 1.125%, reducing the variability of the future interest payments associated with a portion of the Company's borrowings.
The terms of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C
Notional amount at inception	$400,000	$150,000	$250,000
Amortization	5% annually	N/A	N/A
Maturity date	December 31, 2020	December 31, 2020	December 31, 2018
Fixed interest rate	1.108%	1.125%	0.896%
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
The following table summarizes the contracts related to foreign currency swaps, which settle in the base currency at various dates within 5 days after quarter-end:

	Aggregate Notional Amount
	September 30,
	2017		2016
Australian dollar	A$	10,000	A$	10,000
The amount of gains and losses associated with these foreign currency swaps were not material for the three and nine months ended September 30, 2017 and September 30, 2016.
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
Consolidated Derivative Instruments
The following table presents information on the location and fair value of asset derivatives recorded in the unaudited condensed consolidated balance sheets:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Other assets	$12,059	$12,908
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

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Commodity contracts	Net realized and unrealized gain on fuel price derivatives	$—	$—	$—	$711
Interest rate swap agreements - unrealized portion	Net unrealized loss on interest rate swap agreements	$(150)	$—	$(849)	$—
Interest rate swap agreements - realized portion	Financing interest income (expense)	$377	$—	$(243)	$—

7.	Financing and Other Debt
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
As of September 30, 2017, the Company had $149,423 of borrowings against its $470,000 secured revolving credit facility, or approximately $320,000 of availability under the 2016 Credit Agreement, subject to the covenants as described below. The outstanding amortizing term loans under the 2016 Credit Agreement totaled $1,611,563 at September 30, 2017. As of September 30, 2017 and December 31, 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 3.9 percent and 4.2 percent, respectively.
As of both September 30, 2017 and December 31, 2016, the Company has posted approximately $13,000 in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at its foreign subsidiaries.
Effective July 3, 2017, the Company repriced the secured term loans under the 2016 Credit Agreement (the "2016 First Amendment"), which reduced the applicable interest rate margin at current borrowing levels for both LIBOR borrowings and base rate borrowings for the Company's tranche A term loans and tranche B term loans. The applicable interest rate margin for the tranche A term loans will continue to be determined based on the Company's consolidated leverage ratio, with the interest rate margin initially set at 2.75% for LIBOR borrowings, and 1.75% for base rate borrowings. The applicable interest rate margin for the tranche B term loans will no longer be determined based on the Company's consolidated leverage ratio and will instead be set at 2.75% for LIBOR borrowings, and 1.75% for base rate borrowings. The consolidated leverage ratio as defined in the 2016 Credit Agreement (i.e. consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA) was also modified for purposes of calculating the interest rate margin for tranche A term loans and revolving loans and determining compliance with the financial covenant by allowing the Company to exclude up to $75 million of certain corporate cash balances for purposes of determining consolidated funded indebtedness.
After giving effect to the terms of the 2016 First Amendment, amounts outstanding under the 2016 Credit Agreement were repriced to bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (2.75% at September 30, 2017) with respect to the revolving credit facility, between 1.75% to 2.75% (2.25% at September 30, 2017) with respect to the tranche A term loan facility, which represents a reduction of 50 basis points and 2.75% with respect to the tranche B term loan facility, which represents a reduction of 75 basis points (with the Eurocurrency Rate subject to a 0.0% floor), in each case, based on the consolidated leverage ratio or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (1.75% at September 30, 2017) with respect to the revolving credit facility, 0.75% to 1.75% (1.25% at September 30, 2017) with respect to the tranche A term loan facility and 1.75% with respect to the tranche B term loan facility, with the margin determined in the case of the revolving credit facility and the tranche A term loan facility based on the consolidated leverage ratio. In November 2016, the Company entered into three interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 6, Derivative Instruments, for further discussion.
In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.45% at September 30, 2017) based on the consolidated leverage ratio of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
As the debt repricings under the 2016 First Amendment were not considered substantially different, the Company applied modification accounting and no gain or loss was recognized as a result of the debt modification. Amounts paid as part of this repricing were not material.
On October 30, 2017, the Company added $100,000 of capacity under our secured revolving credit facility. See Note 16, Subsequent Event, for further discussion.
Debt Covenants
As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the 2016 Credit Agreement and the Indenture contain covenants that limit the Company's and its subsidiaries' ability to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

assets. As of September 30, 2017, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. The Company's federal funds available lines of credit were $246,500 and $250,000, with approximately $28,500 and $0 outstanding as of September 30, 2017 and December 31, 2016, respectively.
Other Debt
WEX Brazil Debt
WEX Brazil had debt of approximately $11,743 and $30,755 as of September 30, 2017 and December 31, 2016, respectively. This was comprised of credit facilities and loan arrangements related to its accounts receivable, with various maturity dates. The interest rate was 21.4 percent and 19.7 percent as of September 30, 2017 and December 31, 2016, respectively. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. During the nine months ended September 30, 2017, the Company increased the funding capacity by $90,000 to $185,000. Associated borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $154,521 and $95,000 at September 30, 2017 and December 31, 2016, respectively, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs. The balance will mature in amounts of $85,000 and $50,000 on May 30, 2018 and December 31, 2021, respectively, with the remaining $19,521 maturing on demand. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
WEX Brazil Securitization Facility
During the second quarter of 2017, WEX Brazil entered into a securitized debt agreement to sell certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. Under the terms of the agreement, the investment fund's purchase price incorporates a discount relative to the face value of the transferred receivables. Additionally, the investment fund compensates WEX Brazil for continuing to service these receivables through their duration, which on average is less than six months.
This securitization arrangement does not meet the derecognition conditions and accordingly WEX Brazil continues to report the transferred receivables in our unaudited condensed consolidated balance sheet with no change in the basis of accounting. Additionally, we recognize the cash proceeds received from the investment fund and record offsetting securitized debt in our unaudited condensed consolidated balance sheet.
During the third quarter of 2017, WEX Brazil transferred approximately $31,200 of receivables to the investment fund for cash proceeds of approximately $27,700. This $3,500 discount is recognized as operating interest in the Company's unaudited condensed consolidated statements of income using the effective interest method over the weighted average term of the salary advances. The Company received approximately $2,000 of servicing fee income upon the sale of these receivables, which is recognized as other revenue in our unaudited condensed consolidated statements of income on a straight-line basis over the anticipated loan servicing period. As of September 30, 2017, the Company recognized approximately $20,000 of both transferred receivables and securitized debt on our unaudited condensed consolidated balance sheet.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.70 percent and 2.65 percent as of September 30, 2017 and December 31, 2016, respectively. The Company had $83,100 and $78,600 of securitized debt under this facility as of September 30, 2017 and December 31, 2016, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 0.42 percent and 0.95 percent as of September 30, 2017 and December 31, 2016, respectively. The Company had $18,800 and $5,700 of securitized debt under this facility as of September 30, 2017 and December 31, 2016, respectively.
Debt Issuance Costs
The following table presents the Company's net debt issuance costs related to its revolving line-of-credit facilities, term loans and notes outstanding:

	September 30, 2017	December 31, 2016
Revolving line of credit facility and term loans	$33,514	$38,334
Notes outstanding [1]	$3,915	$4,466
1 See Note 9, Fair Value for more information regarding the Company's Notes outstanding.

8.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services ("WES") entered into a factoring arrangement with an unrelated third-party financial institution (the "Purchasing Bank") to sell certain of its accounts receivable in order to accelerate the collection of the Company's cash and reduce internal costs, thereby improving liquidity.
Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank's credit limit, the Company maintains the risk of default. We obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company's continuing involvement in the factored receivables. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor.
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $170,000 and $394,000 of receivables under this arrangement during the three and nine months ended September 30, 2017, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. This resulted in a loss on factoring of $1,150 and $2,600 for the three and nine months ended September 30, 2017, respectively, which was recorded in Other expenses in the unaudited condensed consolidated statement of income. As of September 30, 2017, the Company had associated factoring receivables of approximately $54,000, of which approximately $3,600 were in excess of the established credit limit. Charge-backs on balances in excess of the credit limit during the three and nine months ended September 30, 2017 were insignificant.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

Brazil Accounts Receivable Factoring
During the first quarter of 2017, WEX Brazil entered into a factoring agreement to sell certain unsecured receivables associated with our salary payment card product, without recourse, to an unrelated third-party financial institution. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under this arrangement is accounted for as a sale. The Company sold $16,300 of receivables during the nine months ended September 30, 2017. This resulted in a loss on factoring of $800 for the nine months ended September 30, 2017, which was recorded in Other expenses in the unaudited condensed consolidated statement of income. There were no sales under this factoring arrangement during the three months ended September 30, 2017; a recently executed securitization agreement has replaced this factoring arrangement as Brazil's primary funding mechanism. See Note 7, Financing and Other Debt, for more information on this securitization arrangement. The receivables sold under this agreement were recorded as a reduction of accounts receivable and proceeds as cash provided by operating activities.

9.	Fair Value
The Company holds mortgage-backed securities, fixed-income securities, derivatives (see Note 6, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three or nine months ended September 30, 2017 or September 30, 2016.
The following table presents the Company’s assets that are measured at fair value and the related hierarchy levels:

	Fair Value Hierarchy	September 30, 2017	December 31, 2016
Assets
Municipal bonds	2	$534	$682
Asset-backed securities	2	395	648
Mortgage-backed securities	2	450	490
Fixed-income mutual fund	1	22,205	21,705
Available-for-sale securities		$23,584	$23,525
Executive deferred compensation plan trust (a)	1	$6,517	$5,673
Interest rate swaps (a)	2	$12,059	$12,908
(a)The fair value of these instruments is recorded in Other assets.

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
$400 Million Notes Outstanding
On January 30, 2013, the Company completed a $400,000 offering in an aggregate principal amount of 4.750 percent senior notes due February 1, 2023, with interest payable semiannually. The Notes outstanding have a fair value of $411,500 and $390,000 as of September 30, 2017 and December 31, 2016, respectively. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding is classified as Level 2 in the fair value hierarchy.
Debt
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company's debt, which are Level 2 inputs in the fair value hierarchy. As of both September 30, 2017 and December 31, 2016, the carrying value of the 2016 Credit Agreement approximated its fair value.

10.	Income Taxes
The Company's effective tax rate was 35.4 percent for the third quarter of 2017 as compared to 24.0 percent in the same period last year. The increase in our effective tax rate was primarily due to the absence of several discrete tax benefits including a decrease in valuation allowance recorded during the third quarter of 2016.
The Company's effective tax rate was 35.5 percent for the first nine months of 2017 as compared to 30.4 percent in the same period last year. The increase in our effective tax rate was primarily due to the absence of tax benefits recorded during the first nine months of 2016. These unfavorable factors were partly offset by the $1,600 tax effect of excess tax benefits related to share-based payments recorded in the income statement in the first nine months of 2017. See Note 2, New Accounting Standards for more information.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $45,981 and $25,824 at September 30, 2017 and December 31, 2016, respectively. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, the Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, which was preliminarily approved by the court on October 6, 2017. The expected settlement amount is not material to the Company's unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
The Company is involved in other pending litigation in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations or cash flows.
Commitments
Significant commitments and contingencies as of September 30, 2017 are consistent with those discussed in Note 18, Commitments and Contingencies to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2016.

12.	Stock-Based Compensation
The fair value of restricted stock units, deferred stock units, performance-based restricted stock units, performance-based stock options and service-based stock options awarded during the three and nine months ended September 30, 2017 totaled $400 and $45,741, respectively, as compared to $4,416 and $30,343 for the three and nine months ended September 30, 2016, respectively.
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
These performance-based stock options are expensed on a graded basis over the derived service period of approximately three years regardless of whether the market condition is satisfied. Upon satisfaction of a Stock Price Hurdle, any unrecognized compensation expense for that specific tranche will be accelerated.
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
Impairment
During the nine months ended September 30, 2017, the Company executed a vendor contract amendment based on a strategic decision to in-source certain previously outsourced technology functions. As a result of this action, the Company determined that $16,175 of prepaid services had no future benefit and were therefore written off within the Fleet Solutions segment during the nine months ended September 30, 2017.
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
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective program. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in Accrued expenses on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $25,689 as of September 30, 2017.
The balances under the 2015 Restructuring Initiative and the Acquisition Integration Restructuring Initiative are expected to be paid through 2018. Amounts under the 2016 Restructuring Initiative are expected to be paid through 2017. Based on current plans, which are subject to change, the amount of restructuring costs that the Company expects to incur is immaterial.
The following table presents the Company's 2015 Restructuring Initiative liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,008	$7,085	$5,231	$7,249
Restructuring charges[1]	431	446	1,964	2,035
Cash paid	(656)	(638)	(3,492)	(2,763)
Liability transfer to 2016 Restructuring Initiative	—	—	(1,158)	—
Impact of foreign currency translation	(22)	701	216	1,073
Balance, end of period	$2,761	$7,594	$2,761	$7,594
1 Primarily consists of employee costs.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company’s 2016 Restructuring Initiative liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$4,342	$3,488	$3,662	$—
Restructuring charges[1]	88	—	307	3,506
Reserve release	—	—	(533)	—
Cash paid	(1,778)	(4)	(2,265)	(4)
Liability transfer from 2015 Restructuring Initiative	—	—	1,158	—
Impact of foreign currency translation	35	264	358	246
Balance, end of period	$2,687	$3,748	$2,687	$3,748
1 Primarily consists of employee costs.
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$1,333	$—	$1,764	$—
Restructuring charges[1]	4,120	2,085	5,061	2,085
Cash paid	(937)	(421)	(2,416)	(421)
Other	—	—	107	—
Balance, end of period	$4,516	$1,664	$4,516	$1,664
1 Primarily consists of office closure costs.
The following table presents the Company's total restructuring liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$8,683	$10,573	$10,657	$7,249
Restructuring charges	4,639	2,531	7,332	7,626
Reserve release	—	—	(533)	—
Cash paid	(3,371)	(1,063)	(8,173)	(3,188)
Other	—	—	107	—
Impact of foreign currency translation	13	965	574	1,319
Balance, end of period	$9,964	$13,006	$9,964	$13,006

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
During the third quarter of 2017, the Company revised its operating segment measurement from pre-tax adjusted income to adjusted operating income. The Company no longer allocates financing interest expense to our operating segments as management believes this item can obscure underlying business trends. As such, we believe adjusted operating income reflects a more enhanced measurement of segment profitability. Segment results for the three and nine months ended September 30, 2016 have been revised to reflect this change in operating segment measurement.
Adjusted operating income adjusts operating income to exclude: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) restructuring and other costs; and (iv) debt restructuring costs. In addition, for the nine months ended September 30, 2017, adjusted operating income excludes an impairment charge related to the insourcing of certain technology functions from a third party.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following tables present the Company’s reportable segment results on an adjusted operating income basis:

	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Three Months Ended September 30, 2017
Payment processing revenue	$90,270	$44,177	$11,255	$145,702
Account servicing revenue	44,858	206	26,258	71,322
Finance fee revenue	40,773	87	10,019	50,879
Other revenue	36,177	16,556	3,366	56,099
Total revenues	$212,078	$61,026	$50,898	$324,002

Depreciation and amortization	$37,172	$3,185	$10,872	$51,229
Adjusted operating income	$74,782	$33,971	$11,509	$120,262

Three Months Ended September 30, 2016
Payment processing revenue	$83,132	$52,551	$10,499	$146,182
Account servicing revenue	37,414	242	21,159	58,815
Finance fee revenue	33,230	115	2,793	36,138
Other revenue	30,982	10,407	5,232	46,621
Total revenues	$184,758	$63,315	$39,683	$287,756

Depreciation and amortization	$35,172	$1,630	$9,206	$46,008
Adjusted operating income	$68,987	$31,449	$10,053	$110,489

	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Nine Months Ended September 30, 2017
Payment processing revenue	$264,210	$119,328	$39,896	$423,434
Account servicing revenue	122,238	528	75,772	198,538
Finance fee revenue	113,754	469	22,113	136,336
Other revenue	103,003	43,414	14,518	160,935
Total revenues	$603,205	$163,739	$152,299	$919,243

Depreciation and amortization	$109,610	$9,445	$31,373	$150,428
Adjusted operating income	$214,421	$84,935	$41,897	$341,253

Nine Months Ended September 30, 2016
Payment processing revenue	$216,133	$130,372	$36,814	$383,319
Account servicing revenue	90,400	852	59,518	150,770
Finance fee revenue	85,841	336	6,171	92,348
Other revenue	57,417	30,235	13,532	101,184
Total revenues	$449,791	$161,795	$116,035	$727,621

Depreciation and amortization	$62,927	$3,007	$25,447	$91,381
Adjusted operating income	$145,009	$74,639	$32,444	$252,092
Our segments earn interest income both from banking relationships and from cardholders. The majority of interest income from cardholders is earned on our salary payment cards offered in Brazil.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)
(unaudited)

The following table presents the Company's interest income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fleet Solutions	$944	$961	$2,764	$2,547
Travel and Corporate Solutions	208	143	569	330
Health and Employee Benefit Solutions	10,899	2,794	23,253	6,176
Total interest income	$12,051	$3,898	$26,586	$9,053
The following table reconciles adjusted operating income to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fleet Solutions	$74,782	$68,987	$214,421	$145,009
Travel and Corporate Solutions	33,971	31,449	84,935	74,639
Health and Employee Benefit Solutions	11,509	10,053	41,897	32,444
Adjusted operating income	$120,262	$110,489	$341,253	$252,092
Acquisition-related intangible amortization	(38,510)	(33,855)	(114,603)	(59,066)
Other acquisition and divestiture related items	(1,006)	(13,100)	(3,380)	(19,694)
Stock-based compensation	(8,483)	(5,199)	(22,354)	(14,312)
Restructuring and other costs	(6,024)	(3,767)	(10,169)	(11,689)
Impairment charge	—	—	(16,175)	—
Debt restructuring	(2,516)	—	(2,516)	—
Operating income	$63,723	$54,568	$172,056	$147,331
Financing interest expense	(25,754)	(35,064)	(81,449)	(87,040)
Net foreign currency gain	14,611	5,932	33,578	17,233
Net unrealized loss on interest rate swap agreements	(150)	—	(849)	—
Net realized and unrealized gain on fuel price derivatives	—	—	—	711
Non-cash adjustments related to tax receivable agreement	—	(168)	—	(168)
Income before income taxes	$52,430	$25,268	$123,336	$78,067

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
WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2017
Total Capital to risk-weighted assets	$326,773	13.12%	$199,249	8.0%	$249,061	10.0%
Tier 1 Capital to average assets	$314,473	12.09%	$104,004	4.0%	$130,004	5.0%
Common equity to risk-weighted assets	$314,473	12.63%	$112,078	4.5%	$161,890	6.5%
Tier 1 Capital to risk-weighted assets	$314,473	12.63%	$149,437	6.0%	$199,250	8.0%
December 31, 2016
Total Capital to risk-weighted assets	$228,402	12.59%	$145,182	8.0%	$181,477	10.0%
Tier 1 Capital to average assets	$214,847	11.10%	$77,413	4.0%	$96,767	5.0%
Common equity to risk-weighted assets	$214,847	11.84%	$81,665	4.5%	$117,961	6.5%
Tier 1 Capital to risk-weighted assets	$214,847	11.84%	$108,887	6.0%	$145,183	8.0%

16.	Subsequent Event

Effective October 18, 2017, the Company acquired certain assets and assumed certain liabilities of AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc. (collectively "AOC"), an industry leader in commercial payments technology, for a net purchase price of $112,500. The acquisition was funded with cash on hand and through the Company's 2016 Credit Agreement. In conjunction with the closing of the AOC acquisition, effective October 30, 2017, the Company added $100,000 of capacity to its revolving line of credit to provide additional liquidity and flexibility.
The acquisition of AOC, a longstanding technology provider for our virtual card product, will broaden the Company's capabilities, increase our pool of employees with payments platform expertise and allow the Company to evolve with the needs of its customers and partners through the use of AOC’s payments processing technology platforms. This acquisition will be accounted for under the acquisition method of accounting.

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
Summary
Below are selected items from the third quarter of 2017:

•
Average number of vehicles serviced increased 6 percent from the third quarter of 2016 to approximately 11.0 million for the third quarter of 2017, primarily related to growth in our worldwide customer base.

•
Total fuel transactions processed increased 4 percent from the third quarter of 2016 to 132.0 million for the third quarter of 2017. Total payment processing transactions in our Fleet Solutions segment increased 7 percent to 110.0 million for the third quarter of 2017 as compared to the same period last year resulting primarily from organic growth and the impact of a large customer portfolio converting from an unfunded to fully funded relationship late in 2016. Transaction processing transactions decreased 9 percent to 22.0 million for the third quarter of 2017, as compared to the same period last year due to the portfolio conversion mentioned above.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment increased 9 percent to $69.87 for the third quarter of 2017, as compared to $64.05 in the same period last year, which was primarily driven by a relative increase in fuel price per gallon. The average U.S. fuel price per gallon during the third quarter of 2017 was $2.51, a 12 percent increase as compared to the same period last year. The average Australian fuel price per gallon during the third quarter of 2017 was $3.78, a 10 percent increase as compared to the same period last year.

•
Credit loss expense in the Fleet Solutions segment was $19.3 million during the third quarter of 2017, as compared to $5.7 million in the same period last year. The increase in credit loss was primarily related to higher incidences of fraud as compared to the same period last year. Spend volume increased 17 percent in the third quarter of 2017, as compared to the same period last year and our credit losses were 23.5 basis points of fuel expenditures for the third quarter of 2017, as compared to 8.6 basis points of fuel expenditures in the same period last year.

•
Travel and Corporate Solutions purchase volume grew by approximately $1.5 billion from the third quarter of 2016 to $8.7 billion for the third quarter of 2017, an increase of 21 percent, driven by worldwide organic growth, most notably in the U.S. and Europe.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. During the third quarter of 2017, the USD weakened significantly against most of the major foreign currencies in which we transact, including the Australian dollar, Euro and the British pound. These currency movements resulted in a gain of $14.6 million for the third quarter of 2017, compared to a gain of $5.9 million in the same period last year.

•
Financing interest expense was $25.8 million for the third quarter of 2017, as compared to $35.1 million in the same period last year due to lower relative debt restructuring costs and lower effective interest rates paid on our 2016 credit facility as a result of a July 2017 repricing.

•
Our effective tax rate was 35.4 percent for the third quarter of 2017 as compared to 24.0 percent in the same period last year. The increase in our effective tax rate was primarily due to the absence of several discrete tax benefits including a decrease in valuation allowance recorded during the third quarter of 2016. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions, as well as impacts that tax rate and earnings mix changes have on our net deferred tax assets.

Results of Operations
The Company no longer allocates foreign currency gains and losses, financing interest expense, and unrealized and realized gains and losses on derivative instruments to our operating segments as management believes these items are unpredictable and can obscure underlying trends.
Fleet Solutions
The following table reflects comparative operating results and key operating statistics within Fleet Solutions:

(in thousands, except per transaction and per gallon data)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$90,270	$83,132	$7,138	9%	$264,210	$216,133	$48,077	22%
Account servicing revenue	44,858	37,414	7,444	20	122,238	90,400	31,838	35
Finance fee revenue	40,773	33,230	7,543	23	113,754	85,841	27,913	33
Other revenue	36,177	30,982	5,195	17	103,003	57,417	45,586	79
Total revenues	212,078	184,758	27,320	15	603,205	449,791	153,414	34
Total operating expenses	182,964	162,442	20,522	13	525,001	385,741	139,260	36
Operating income	$29,114	$22,316	$6,798	30%	$78,204	$64,050	$14,154	22%

Key operating statistics
Payment processing revenue:
Payment processing transactions	110,047	102,947	7,100	7%	320,946	286,199	34,747	12%
Average expenditure per payment processing transaction	$69.87	$64.05	$5.82	9%	$69.07	$56.48	$12.59	22%
Average price per gallon of fuel:
Domestic – ($/gal)	$2.51	$2.24	$0.27	12%	$2.44	$2.18	$0.26	12%
Australia – ($/gal)	$3.78	$3.45	$0.33	10%	$3.73	$3.28	$0.45	14%
Account servicing revenue:
Average number of vehicles serviced	11,000	10,337	663	6%	10,808	9,832	976	10%
Revenues
Payment processing revenue increased $7.1 million for the third quarter of 2017 as compared to the same period in the prior year resulting from higher domestic average fuel prices and increased payment processing volumes due to organic growth. These favorable impacts were partly offset by a slight decrease in our interchange rate due to higher average fuel prices and the conversion of a large customer portfolio from an unfunded to a fully funded relationship. Payment processing revenue increased $48.1 million for the first nine months of 2017 as compared to the same period in the prior year, resulting from higher domestic average fuel prices and payment processing volumes due to organic growth and the acquisition of EFS. These favorable impacts were partly offset by a slight decrease in our interchange rate due to the acquisition of EFS.
Account servicing revenue increased by $7.4 million for the third quarter of 2017 as compared to the same period in the prior year due to an increase in fees to certain customers as part of worldwide price modernization efforts over the course of the prior year. Account servicing revenue increased $31.8 million for the first nine months of 2017 as compared to the same periods in the prior year, resulting from the EFS acquisition and increases in fees to certain customers as part of our price modernization efforts over the course of the prior year.
Other revenue increased by $5.2 million for the third quarter of 2017 as compared to the same period in the prior year, resulting primarily from higher relative transaction processing revenue and an increase in platform implementation related revenues in Australia. Other revenue increased $45.6 million for the first nine months of 2017 as compared to the same periods in the prior year, resulting primarily from higher transaction processing revenue due to the acquisition of EFS and pricing modernization efforts.

Finance fee revenue is composed of the following components:

(in thousands)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Late fee revenue	$32,077	$27,078	$4,999	18%	$90,253	$70,569	$19,684	28%
Factoring fee revenue	7,580	5,204	2,376	46	19,869	13,920	5,949	43
Cardholder interest income	199	158	41	26	368	496	(128)	(26)
Other finance fee revenue	917	790	127	16	3,264	856	2,408	281
Finance fee revenue	$40,773	$33,230	$7,543	23%	$113,754	$85,841	$27,913	33%
Late fee revenue is primarily fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. Late fee revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in the customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. Periodically, we assess the market rates associated within our industry to determine appropriate late fee rates. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Late fee revenue increased $5.0 million for the third quarter of 2017 as compared to the same period in the prior year. Late fee revenue increased $6.8 million due to the change in overdue balances, resulting from higher domestic average fuel prices and increased payment processing volumes. This benefit was partly offset by a $1.8 million decrease due to lower weighted average late fee rates. During the third quarter of 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75, as compared to a monthly range of 0 to 6.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate, net of related chargeoffs, was 4.3 percent and 4.6 percent for the third quarter of 2017 and 2016, respectively.
Late fee revenue increased $19.7 million for the first nine months of 2017 as compared to the same period in the prior year. The increase in late fees was composed of $18.2 million due to the change in overdue balances resulting primarily from higher domestic average fuel prices and increased payment processing volumes, and $1.5 million due to rate increases. During the first nine months of 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75, as compared to a monthly range of 0 to 6.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate, net of related chargeoffs, was 4.3 percent and 4.2 percent for the first nine months of 2017 and 2016, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2017 and 2016, there were no material concessions granted to customers.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $2.4 million for the third quarter of 2017 and increased $5.9 million for the first nine months of 2017 as compared to the same periods in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.

Operating Expenses
The following table compares selected expense line items within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$66,919	$54,667	$12,252	22%
Restructuring	$4,639	$2,531	$2,108	83%
Service fees	$19,218	$32,431	$(13,213)	(41)%
Provision for credit losses	$19,277	$5,686	$13,591	239%
Technology leasing and support	$9,704	$7,756	$1,948	25%
Depreciation and amortization	$37,172	$35,172	$2,000	6%
Operating interest expense	$2,294	$1,066	$1,228	115%
Salary and other personnel expenses increased $12.3 million for the third quarter of 2017 as compared to the same period in the prior year. The increase is primarily due to increases in variable compensation plans and incremental headcount to support bringing certain technology functions in house from a third party provider.
Restructuring costs for the third quarter of 2017 increased $2.1 million as compared to the same period in the prior year, primarily due to office closure and employee costs associated with our EFS acquisition, which are expected to be paid through 2017. This unfavorable impact was partly offset by the wind-down of prior year initiatives related to our European Fleet business.
Service fees decreased by $13.2 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to one-time expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology incurred during the three months ended September 30, 2016, partly offset by incremental expenses resulting from higher payment processing volumes during the three months ended September 30, 2017.
Provision for credit losses increased by $13.6 million for the third quarter of 2017 as compared to the same period in the prior year. The increase in credit loss was due to higher incidences of magnetic strip card skimming fraud at fuel pumps and a slight deterioration of roll rates during the third quarter of 2017, resulting from the impact of a discrete customer bankruptcy and slower paying customers in hurricane effected regions. During 2017, the Company placed portfolio limits on the number of transactions and amount of fuel purchases. In response, monthly fraud losses trended downwards as the third quarter of 2017 progressed though continue to exceed historical trends. Early in the fourth quarter of 2017, we implemented new real-time technology designed to increase detection speed. As a result of these actions, we anticipate that fraud incidents will continue to trend down slightly in terms of size and frequency in the fourth quarter of 2017 as compared to the third quarter of 2017.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 23.5 basis points of fuel expenditures for the third quarter of 2017, as compared to 8.6 basis points of fuel expenditures for the same period last year. We use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Technology leasing and support expenses increased $1.9 million for the third quarter of 2017 as compared to the same period in the prior year. This increase is primarily due to additional software licensing and maintenance expense, resulting from incremental technological investments in our business.
Depreciation and amortization increased by $2.0 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to higher amortization of EFS intangibles.
Operating interest expense increased $1.2 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, higher fuel prices and volume increases contributed to the increase in operating interest expense.

The following table compares selected expense line items within Fleet Solutions:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$187,849	$144,295	$43,554	30%
Restructuring	$6,799	$7,626	$(827)	(11)%
Service fees	$54,752	$73,967	$(19,215)	(26)%
Provision for credit losses	$46,999	$15,042	$31,957	212%
Technology leasing and support	$26,833	$20,671	$6,162	30%
Depreciation and amortization	$109,610	$62,927	$46,683	74%
Operating interest expense	$5,689	$1,867	$3,822	205%
Impairment charge	$16,175	$—	$16,175	NM
All other expenses[1]	$70,295	$59,346	$10,949	18%
1 Includes all expenses located in our unaudited condensed consolidated statements of income which are not separately described above.
Salary and other personnel expenses increased $43.6 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to incremental headcount to support business growth, including resources assumed as part of the EFS acquisition and, to a lesser extent, increases in variable compensation plans.
Restructuring costs for the first nine months of 2017 decreased $0.8 million as compared to the same period in the prior year, primarily due to the wind-down of prior year initiatives related to our European Fleet business. This favorable impact was almost entirely offset by office closure and employee costs related to a restructuring program associated with our EFS acquisition, which are expected to be paid through 2017.
Service fees decreased $19.2 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to one-time expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology incurred during the first nine months of 2016, partly offset by incremental expenses resulting from higher payment processing volumes during the first nine months of 2017, due in part to the acquisition of EFS.
Provision for credit losses increased $32.0 million for the first nine months of 2017 as compared to the same period in the prior year, resulting from higher incidences of magnetic strip card skimming fraud during the first nine months of 2017, the acquisition of EFS and an increase in credit loss resulting from higher relative fuel spend as compared to the same period in the prior year.
We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 19.5 basis points of fuel expenditures for the first nine months of 2017, compared to 9.3 basis points of fuel expenditures for the same period last year.
Technology leasing and support expenses increased $6.2 million for the first nine months of 2017 as compared to the same period in the prior year. This increase is primarily due to additional software licensing expense and maintenance, resulting from incremental technological investments in our Fleet Solutions business, including EFS.
Depreciation and amortization increased by $46.7 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to amortization of intangibles acquired in the EFS business combination. Refer to Part I – Item 1 – Note 3, Business Acquisition of this report for more information. Following the acquisition of EFS, we evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in $11.5 million of incremental amortization during the first nine months of 2017 as compared to the same period in the prior year. This technology is fully amortized as of September 30, 2017.
Operating interest expense increased $3.8 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, higher fuel prices and volume increases contributed to the increase in operating interest expense.
    We incurred a $16.2 million non-cash impairment charge due to a write-off related to in-sourcing certain technology functions during the nine months ended September 30, 2017.

All other expenses increased by $10.9 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS and incremental advertising and marketing expense.
Travel and Corporate Solutions
The following table reflects comparative operating results and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except payment solutions purchase volume in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$44,177	$52,551	$(8,374)	(16)%	$119,328	$130,372	$(11,044)	(8)%
Account servicing revenue	206	242	(36)	(15)	528	852	(324)	(38)
Finance fee revenue	87	115	(28)	(24)	469	336	133	40
Other revenue	16,556	10,407	6,149	59	43,414	30,235	13,179	44
Total revenues	61,026	63,315	(2,289)	(4)	163,739	161,795	1,944	1
Total operating expenses	29,785	33,134	(3,349)	(10)	87,090	88,984	(1,894)	(2)
Operating income	$31,241	$30,181	$1,060	4%	$76,649	$72,811	$3,838	5%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$8,663	$7,139	$1,524	21%	$22,939	$17,613	$5,326	30%
Revenues
Payment processing revenue decreased $8.4 million for the third quarter of 2017 as compared to the same period of the prior year due to a decrease in our net interchange rate primarily resulting from contract renegotiations with a large travel customer which went into effect in January 2017, partly offset by an increase in corporate charge card purchase volume from our WEX travel product in all our major markets, most notably the U.S. and Europe. Payment processing revenue decreased $11.0 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to a decrease in our net interchange rate primarily resulting from contract renegotiations with a large travel customer which went into effect in January 2017. This unfavorable factor was partly offset by an increase in corporate charge card purchase volume from our WEX travel product in all our major markets, most notably the U.S. and Europe, and the acquisition of EFS.
Other revenue increased $6.1 million for the third quarter of 2017 and $13.2 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to higher international settlement fees.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2017 and 2016, customer balances with such concessions totaled $8.5 million and $17.4 million, respectively. For the three and nine months ended September 30, 2017, customer balances with such concessions resulted in approximately $0.4 million and $1.7 million in waived late fees, respectively. For both the three and nine months ended September 30, 2016, customer balances with such concessions resulted in approximately $0.5 million in waived late fees.

Operating Expenses
The following table compares selected expense line items within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$6,350	$6,027	$323	5%
Service fees	$15,115	$15,751	$(636)	(4)%
Provision for credit losses	$(575)	$3,552	$(4,127)	(116)%
Technology leasing and support & occupancy and equipment	$2,640	$4,197	$(1,557)	(37)%
Depreciation and amortization	$3,185	$1,630	$1,555	95%
Operating interest expense	$2,377	$840	$1,537	183%
Salary and other personnel expenses for the third quarter of 2017 was generally consistent with the same period in the prior year.
Service fees decreased $0.6 million for the third quarter of 2017 as compared to the same period in the prior year, as incremental expenses resulting from higher relative purchase volumes were partly offset by lower fees paid as a result of our MasterCard contract renewal executed during the third quarter of 2016.
Provision for credit losses decreased $4.1 million for the third quarter of 2017 as compared to the same period in the prior year. The third quarter of 2016 was negatively impacted by two discrete credit losses, including the bankruptcy of one of our online travel agency customers. We recovered a portion of this prior year provision for credit loss during the third quarter of 2017.
Technology leasing and support & occupancy and equipment expense collectively decreased $1.6 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to lower ongoing technology costs following a vendor renegotiation.
Depreciation and amortization increased $1.6 million for the third quarter of 2017 as compared to the same period in the prior year, due to higher amortization of EFS intangibles.
Operating interest expense increased $1.5 million for the third quarter of 2017 as compared to the same period in the prior year, due primarily to higher deposit interest rates. Following the expiration of an agreement with a deposit partner during the fourth quarter of 2016, we issued certificates of deposit to replace previously held non-interest bearing deposits.
The following table compares selected expense line items within Travel and Corporate Solutions:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$18,858	$16,627	$2,231	13%
Service fees	$40,781	$48,090	$(7,309)	(15)%
Provision for credit losses	$(732)	$4,488	$(5,220)	(116)%
Technology leasing and support & occupancy and equipment	$10,229	$11,534	$(1,305)	(11)%
Depreciation and amortization	$9,445	$3,007	$6,438	214%
Operating interest expense	$6,016	$2,003	$4,013	200%
Salary and other personnel expenses increased $2.2 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to the acquisition of EFS.
Service fees decreased $7.3 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to lower fees paid as a result of our MasterCard contract renewal executed during the third quarter of 2016, partly offset by incremental expenses resulting from higher relative purchase volumes.

Provision for credit losses decreased $5.2 million for the first nine months of 2017 as compared to the same period in the prior year. The first nine months of 2016 were negatively impacted by two discrete credit losses, including the bankruptcy of one of our online travel agency customers. We recovered a portion of this prior year provision for credit loss during 2017.
Technology leasing and support & occupancy and equipment expense decreased $1.3 million during the first nine months of 2017 as compared to the same period in the prior year primarily due to lower ongoing technology costs following a vendor renegotiation.
Depreciation and amortization increased $6.4 million for the first nine months of 2017 as compared to the same period in the prior year, due to amortization of intangibles acquired in the EFS business combination.
Operating interest expense increased $4.0 million for the first nine months of 2017 as compared to the same period in the prior year, due to higher deposit interest rates. Following the expiration of an agreement with a deposit partner during the fourth quarter of 2016, we issued certificates of deposit to replace previously held non-interest bearing deposits.
Health and Employee Benefit Solutions
The following table reflects comparative operating results and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except purchase volume in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Revenues
Payment processing revenue	$11,255	$10,499	$756	7%	$39,896	$36,814	$3,082	8%
Account servicing revenue	26,258	21,159	5,099	24	75,772	59,518	16,254	27
Finance fee revenue	10,019	2,793	7,226	259	22,113	6,171	15,942	258
Other revenue	3,366	5,232	(1,866)	(36)	14,518	13,532	986	7
Total revenues	50,898	39,683	11,215	28	152,299	116,035	36,264	31
Total operating expenses	47,530	37,612	9,918	26	135,096	105,565	29,531	28
Operating income	$3,368	$2,071	$1,297	63%	$17,203	$10,470	$6,733	64%

Purchase volume	$956	$876	$80	9%	$3,430	$3,020	$410	14%
Revenues
Payment processing revenue increased $0.8 million for the third quarter of 2017 and $3.1 million for the first nine months of 2017 as compared to the same periods in the prior year, resulting primarily from an increase in purchase volume due to customer signings, partly offset by a slight decrease in the interchange rate due to mix of spend.
Account servicing revenue increased $5.1 million for the third quarter of 2017 and $16.3 million for the first nine months of 2017 as compared to the same periods in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue increased $7.2 million for the third quarter of 2017 and $15.9 million for the first nine months of 2017 as compared to the same periods in the prior year, primarily due to growth in cardholder interest earned on our paycard product in Brazil resulting from extended payment terms selected by our customers in 2017 and an increase in the dollar amount per average salary advance.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2017 and 2016, there were no material concessions granted to customers.
Other revenue decreased $1.9 million for the third quarter of 2017 as compared to the same period in the prior year, resulting primarily from lower onboarding and other miscellaneous fees recognized during the third quarter of 2016. Other revenue increased $1.0 million for the first nine months of 2017 as compared to the same period in the prior year, resulting primarily from higher ancillary WEX Health fees as result of a growing customer base.

Operating Expenses
The following table compares selected expense line items within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$19,052	$16,012	$3,040	19%
Service fees	$6,871	$5,233	$1,638	31%
Depreciation and amortization	$10,872	$9,206	$1,666	18%
Operating interest	$2,710	$693	$2,017	291%
All other expenses	$8,025	$6,468	$1,557	24%
Salary and other personnel expenses increased $3.0 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to higher average WEX Health and WEX Brazil headcount and related employee benefit costs in support of significant business growth.
Service fees increased $1.6 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization increased $1.7 million for the third quarter of 2017 as compared to the same period in the prior year, resulting from higher depreciation expense primarily on capitalized software development costs and incremental amortization of acquired intangibles.
Operating interest for the third quarter of 2017 increased $2.0 million as compared to the same period in the prior year, resulting from an increase in customer receivable balances due to business growth and higher relative interest paid. In the third quarter of 2017, WEX Brazil entered into a securitization arrangement with an unrelated third party bank which is now our primary funding source, replacing borrowings on outstanding credit facilities. See Part I – Item 1 – Note 7, Financing and Other Debt for more information regarding this securitization arrangement.
All other expenses increased $1.6 million for the third quarter of 2017 as compared to the same period in the prior year, primarily due to expenses to support significant business growth and higher taxes resulting from increased gross revenues in Brazil.
    The following table compares selected expense line items within Health and Employee Benefit Solutions:

	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2017	2016	Amount	Percent
Expenses
Salary and other personnel	$55,010	$45,856	$9,154	20%
Service fees	$19,772	$14,041	$5,731	41%
Depreciation and amortization	$31,373	$25,447	$5,926	23%
Operating interest	$4,988	$1,620	$3,368	208%
All other expenses	$23,953	$18,601	$5,352	29%
Salary and other personnel expenses increased $9.2 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to higher average WEX Health and WEX Brazil headcount and related employee benefit costs in support of significant business growth.
Service fees increased $5.7 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization increased $5.9 million for the first nine months of 2017 as compared to the same period in the prior year, resulting from incremental amortization of acquired intangibles and higher depreciation expense primarily on capitalized software development costs.
Operating interest increased $3.4 million for the first nine months of 2017 as compared to the same period in the prior year due to an increase in customer receivable balances due to business growth and higher relative interest paid.

All other expenses increased $5.4 million for the first nine months of 2017 as compared to the same period in the prior year, primarily due to expenses to support significant business growth and higher taxes resulting from increased gross revenues in Brazil.
Non-GAAP Financial Measures That Supplement GAAP Measures
The Company's non-GAAP adjusted net income excludes unrealized gains and losses on derivatives, net foreign currency remeasurement gains, non-cash adjustments related to our tax receivable agreement, acquisition related ticking fees, acquisition related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt restructuring and debt issuance cost amortization and similar adjustments attributed to its non-controlling interest and certain tax related items. In addition, for the nine months ended September 30, 2017, we have excluded an impairment charge related to the insourcing of certain technology functions from a third party.
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

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry. In prior periods, the Company adjusted for goodwill impairments and acquisition-related asset impairments. No goodwill or acquisition-related impairments were identified during the three and nine months ended September 30, 2017 or 2016.

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

•
Debt restructuring and debt issuance cost amortization are non-cash items that are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

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
The following table reconciles net earnings attributable to shareholders to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings attributable to shareholders	$33,971	$19,696	$80,462	$55,350
Unrealized losses on derivative instruments	150	—	849	5,007
Net foreign currency remeasurement gain	(14,611)	(5,932)	(33,578)	(17,233)
Non-cash adjustments related to tax receivable agreement	—	168	—	168
Acquisition-related ticking fees	—	—	—	30,045
Acquisition-related intangible amortization	38,510	33,855	114,603	59,066
Other acquisition and divestiture related items	1,006	13,100	3,380	19,694
Stock-based compensation	8,483	5,199	22,354	14,312
Restructuring and other costs	6,024	3,767	10,169	11,689
Impairment charge	—	—	16,175	—
Debt restructuring and debt issuance cost amortization	4,287	9,106	8,450	10,649
ANI adjustments attributable to non-controlling interest	(207)	(339)	(1,162)	(1,200)
Tax related items	(16,130)	(25,214)	(53,131)	(53,505)
Adjusted net income attributable to shareholders	$61,483	$53,406	$168,571	$134,042
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
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of brokered deposits and borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes, amounts due to Wyndham Worldwide Corporation as part of our tax receivable agreement and various facilities lease agreements.
As of September 30, 2017, we had approximately $78.4 million in cash located outside of the United States. Undistributed earnings of certain foreign subsidiaries of the Company amounted to $46.0 million as of September 30, 2017. These earnings are considered to be indefinitely reinvested, and accordingly, no U.S. federal and state income taxes have been provided thereon. If we were to distribute such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The Company has determined that the amount of taxes attributable to these undistributed earnings is not practicably determinable. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.

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
The table below summarizes our cash activities:

(in thousands)	Nine Months Ended September 30,
Net cash (used for) provided by:	2017	2016
Operating activities	$(45,669)	$(80,873)
Investing activities	$(56,005)	$(1,139,562)
Financing activities	$177,109	$1,472,062
Operating Activities
Cash used for operating activities for the nine months ended September 30, 2017 decreased $35.2 million as compared to cash used during the same period of the prior year, resulting primarily from higher net income adjusted for non-cash charges. This favorable factor was partly offset by an increase in accounts receivables, net of associated payables, due to higher fuel prices and volumes as compared to the same period last year.
Investing Activities
Cash used for investing activities for the nine months ended September 30, 2017 decreased $1,083.6 million as compared to cash used during the same period of the prior year. During the nine months ended September 30, 2016, we paid $1,089.3 million as part of the EFS acquisition. For the nine months ended September 30, 2017, cash used for investing activities consisted of $56.1 million of capital additions primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2017 decreased $1,295.0 million as compared to cash provided during the same period of the prior year, primarily due to lower relative net borrowings under our credit agreement. Net borrowings for the nine months ended September 30, 2016 resulted primarily from the EFS acquisition. Additionally, cash balances for the nine months ended September 30, 2016 benefited from an increase in deposits.
Securitization Facilities
The Company is a party to three securitized debt agreements. Under one of these agreements, we pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin. Under the second agreement, the amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. Under the third agreement, the Company sells certain unsecured salary advance receivables to an investment fund managed by an unrelated third-party financial institution at a discount relative to the face value of the transferred receivables. See Part I – Item 1 – Note 7, Financing and Other Debt for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank utilizes brokered deposits to finance a portion of our domestic accounts receivable. WEX Bank issued certificates of deposit in various maturities ranging from one month to three years, with interest rates ranging from 0.90 percent to 2.00 percent as of September 30, 2017. As of September 30, 2017 and December 31, 2016, we had approximately $741.4 million and $725.6 million of certificates of deposit outstanding, respectively. As of September 30, 2017, we had approximately $281.6 million of interest-bearing money market deposits with a weighted average interest rate of 1.28 percent, compared to $325.5 million of interest-bearing money market deposits at December 31, 2016, with a weighted average interest rate of 0.76 percent.
WEX Bank may issue brokered deposits without limitation on the balance outstanding. However, WEX Bank must maintain minimum financial ratios, which include risk-based asset and capital requirements, as prescribed by the FDIC. As of September 30, 2017, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $68.5 million and $67.8 million of these deposits on hand at September 30, 2017 and December 31, 2016, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $246.5 million and $250.0 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had $28.5 million of outstanding borrowings on these lines of credit. There were no outstanding balances on these lines of credit as of December 31, 2016.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455 million, a tranche B term loan facility in an amount equal to $1,200 million and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans.
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
As of September 30, 2017, we had $149.4 million of borrowings against our $470.0 million revolving credit facility, which terminates on July 1, 2021. The combined outstanding debt under our tranche A term loan facility, which matures on July 1, 2021, and our tranche B term loan facility, which matures on July 1, 2023, totaled $1,611.6 million at September 30, 2017. As of September 30, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 3.9 percent.
Our ability to draw down available capital under our line of credit is subject to, and limited by, compliance with certain financial covenants. As of September 30, 2017, we were in compliance with all material covenants.
See Part I – Item 1 — Note 7, Financing and Other Debt and Note 16, Subsequent Event for further information regarding interest rates, voluntary prepayments rights, principal payment requirements, financial covenants and recent increases to availability under our 2016 Credit Agreement.
Other Debt
WEX Brazil Debt
WEX Brazil had debt of approximately $11.7 million and $30.8 million as of September 30, 2017 and December 31, 2016, respectively. This is composed of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. The average interest rate was 21.4 percent and 19.7 percent as of September 30, 2017 and December 31, 2016, respectively. This debt is recorded in Other debt on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank maintains three agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. During the nine months ended September 30, 2017, the Company increased the funding capacity by $90,000 to $185,000. Associated borrowings carry a variable interest rate of 1 month to 1 year LIBOR plus a margin of 225 basis points. The balance of the debt was $154.5 million and $95.0 million at September 30, 2017 and December 31, 2016 respectively, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs. The balance will mature in amounts of $85.0 million and $50.0 million on May 30, 2018 and December 31, 2021, respectively, with the remaining $19.5 million maturing on demand.
Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk.
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings, effective December 30, 2016. Beginning in January 2017, the Company began receiving variable interest of 1-month LIBOR and paying fixed rates between 0.896 percent to 1.125 percent under these swap agreements, reducing the variability of the future interest payments associated with $800.0 million of our borrowings. These swaps will mature on December 31, 2018 and 2020. See Part I – Item 1 – Note 6, Derivative Instruments and Note 9, Fair Value for further information.
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
Share Repurchases
We did not purchase any shares of our common stock during either of the nine months ended September 30, 2017 or 2016. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $108.2 million as of September 30, 2017.
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

Off-balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of September 30, 2017, we had posted letters of credit totaling approximately $13.0 million as collateral under the terms of our lease agreement for our corporate offices and other corporate matters.
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
Contractual Obligations
We anticipate that our July 2017 debt repricing should reduce financing interest by approximately $11 million on an annualized basis relative to what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. All other contractual obligations are consistent with those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts will result in significant improvements in our control environment. Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of September 30, 2017, management believes that the consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Changes in Internal Control Over Financial Reporting
During August 2017, in connection with the remediation efforts described above, the Company began the process of in-sourcing certain general IT controls and processes which cover our core businesses from a third party. Due to the pervasive nature of impacted general IT controls, we consider this in-sourcing to represent a material change in our internal control over financial reporting. Other than the remediation efforts on the material weakness identified above and the associated in-sourcing of general IT controls and processes, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff seeks to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requests statutory damages for each facsimile advertisement. The Plaintiffs further allege that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, which was preliminarily approved by the court on October 6, 2017. The expected settlement amount is not material to the Company's unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our Board of Directors approved a $150 million share repurchase of our common stock expiring on September 2021. In addition to the newly authorized share repurchase program, the approximate dollar value of shares that were available to be purchased under our 2013 repurchase program was $108.2 million as of September 30, 2017. We did not purchase shares of our common stock during the third quarter of 2017.
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

WEX INC.

November 8, 2017	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)