Form 10-K
period 2017-12-31
WEX Inc.
filed 2018-03-01
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
    ☑  Yes             ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                                   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $4,405,939,486 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 43,031,993 shares of the registrant’s common stock outstanding as of February 26, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2018 Proxy Statement specifically incorporated herein by reference, the 2018 Proxy Statement is not deemed to be filed as part of the 10-K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10-K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, and the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the ability to successfully integrate the Company's acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company's failure to successfully operate and expand ExxonMobil's European and Asian commercial fuel card programs;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company's credit standards;

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

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company's operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;

•	the uncertainties of litigation; as well as

•	other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements.
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

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Annual Report including the accompanying consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing the Annual Report:

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
A non-GAAP measure that adjusts net earnings attributable to shareholders to exclude unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition-related ticking fees, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, impairment charges and asset write-offs, gain on divestiture, a one-time vendor settlement, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, reserves for regulatory penalties, adjustments attributed to our non-controlling interest and certain tax related items.

Adjusted Operating Income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company's management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, the expense associated with stock-based compensation, restructuring and other costs, impairment charges and asset write-offs, gain on divestiture, a one-time vendor settlement, debt restructuring costs and reserves for regulatory penalties.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc. The Company acquired certain assets and assumed certain liabilities of AOC Solutions and its affiliate in 2017.
ASU 2014-09	Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606)
ASU 2016-01	Accounting Standards Update No. 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016-02	Accounting Standards Update No. 2016-02 Leases (Topic 842)
ASU 2016-09	Accounting Standards Update No. 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016-13	Accounting Standards Update No. 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016-18	Accounting Standards Update No. 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash
ASU 2017-09	Accounting Standards Update No. 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015.
Company	WEX Inc. and all entities included in the consolidated financial statements
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

European Fleet business	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
Evolution1 Plan	Evolution1 401(k) Plan sponsored by Evolution1 Inc.
FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
NYSE	New York Stock Exchange
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
rapid! PayCard	rapid! PayCard, previously a line of business of the Company, sold on January 7, 2015
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Ticking fees	A fee incurred by a borrower to compensate the lender for maintaining a commitment of funds for the prospective borrower for a period of time
Total fleet transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company's Brazilian subsidiary, which has been subsequently branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance, collectively
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
Fleet Solutions provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. During the year ended December 31, 2017, Fleet Solutions revenue represented approximately 66 percent of our total revenue. As of December 31, 2017, the segment services over 11.4 million vehicles. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia. With the acquisition of our European Fleet business in December 2014, WEX fleet cards are accepted at all ExxonMobil stations throughout Europe.
Travel and Corporate Solutions focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Travel and Corporate Solutions revenue, which represented approximately 18 percent of our total revenue during the year ended December 31, 2017, is generated primarily in the online travel market. The Travel and Corporate Solutions segment also includes payment solutions for payables and travel expenses. The segment has operations in North America, Europe, South America and Asia-Pacific.

Health and Employee Benefit Solutions represented approximately 16 percent of our total revenue during the year ended December 31, 2017. During 2015, our wholly-owned subsidiary Evolution1 acquired Benaissance, a provider of integrated SaaS technologies and services for the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) and healthcare premium billing, payment and workflow management, to complement our healthcare financial technology platform products and services. During 2016, we collectively rebranded Evolution1 and Benaissance as WEX Health. The Health and Employee Benefit Solutions segment also includes payroll related benefits offered to customers in Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, UNIK S.A., a Brazil-based company that we refer to as "WEX Latin America," and a controlling interest in WEX Europe Services Limited and its subsidiaries.
WEX Bank, a Utah industrial bank incorporated in 1998, is a FDIC insured depository institution. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs in the U.S. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are the Utah Department of Financial Institutions (“Utah DFI”) and the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments.
Developments
Prior to our initial public offering in 2005, the Company’s growth had primarily been organic. Our growth in the past several years has been supplemented by acquisitions. Our acquisitions over the last few years include:

•
Effective October 18, 2017, we acquired certain assets and assumed certain liabilities of AOC, a provider of commercial payments technology. This acquisition will broaden our capabilities, increase our pool of employees with payments platform experience and allow us to evolve with the needs of our customers and partners through the use of AOC’s payments processing technology platforms.

•
On July 1, 2016, we acquired EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets, in order to expand our customer footprint and utilize EFS's technology to better serve the needs of our fleet customers.

•
On November 18, 2015, our wholly-owned subsidiary Evolution1 acquired Benaissance, a provider of integrated SaaS technologies and services for COBRA and healthcare premium billing, payment and workflow management, to complement our healthcare payments products and services.

•	On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK S.A., a majority-owned subsidiary prior to this transaction.

•
On December 1, 2014, our majority owned subsidiary, WEX Europe Services Limited, acquired the assets of ExxonMobil's European commercial fuel card program, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•	On July 16, 2014, we acquired Evolution1, a provider of financial technology platform solutions within the healthcare industry.

•	On October 15, 2013, our majority-owned subsidiary WEX Latin America acquired FastCred, a provider of fleet cards to the heavy truck or over-the-road segment of the fleet market in Brazil.
During the year ended December 31, 2017, the Company sold $8.9 million in net assets of its Telapoint business for proceeds of $29.9 million, which resulted in a pre-tax book gain of $21.0 million. The divestiture was not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its operations.
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
Competitive Strengths
We believe the following strengths distinguish us from our competitors:

•
Our proprietary closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” because we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management estimates to provide coverage to over 90 percent of fuel locations in the U.S. and Australia, as well as wide acceptance in Europe and Brazil. This provides our customers with the convenience of broad acceptance.

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This provides high-level purchase controls at the point of sale, including the flexibility of allowing fleets to restrict purchases and receive automated alerts. Additionally, we have the ability to refine the information reporting provided to our fleet customers and customers of our strategic relationships.

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

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 11.4 million vehicles serviced as of December 31, 2017 and co-branded strategic relationships with five of the largest U.S. fleet management providers and with dozens of oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 97 percent (based on the 2017 rate of voluntary customer attrition).

•
Our capabilities in the over-the-road segment of the market enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale. The July 2016 acquisition of EFS expanded our customer footprint within the over-the-road market segment.

•
Our purchase of ExxonMobil's commercial fuel card program, which uses a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future European Fleet business, provides us with a strong foundation in the large European fleet market.

•
Our travel and corporate payment products offer corporate customers enhanced security and control for complex payment needs, while the addition of the EFS Corporate Payment Solutions set of products expands our presence into the electronic accounts payable segment of the market. Our strategic relationships include four of the largest online travel agencies in the world. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, Europe, South America and Asia-Pacific. As of December 31, 2017, we settle transactions in 21 different currencies.

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

•
We have an enterprise-wide risk management program that helps us identify and manage inherent risks related to our liquidity, extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We have maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base. Our credit risk management program is enhanced by our proprietary scoring models, managing credit lines and early suspension policy. Interest rate risk is managed through diversified funding sources at WEX Bank including interest bearing money market deposits and certificates of deposit with varying maturities. Some of our merchant contracts include some ability to raise rates if interest rates rise.

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

•
Lead through superior technology.  We have built and differentiate ourselves in the marketplace on a distinctive set of technologies in our Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments. As our markets continue to evolve, our ability to quickly and cost effectively innovate and deliver superior technological solutions continue to set us apart from our peers.

•
Set standard for operational excellence.  We stand apart in our segments by reliably delivering the best solutions to our partners and customers. We are continually optimizing our cost structure and capturing new revenue synergies across our lines of business. Gains in operational efficiency simplify our business, making us more nimble to capture market opportunities as they arise.

FLEET SOLUTIONS SEGMENT
Overview
The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. We are a leading provider of fleet vehicle payment processing services with over 11.4 million vehicles at year end using our fleet payment solutions to purchase fuel and maintenance services. Our competitive advantages in the fleet market include brand strength and product offerings, commitment to customer satisfaction and a financing model with attractive credit terms. Our fleet products are based upon proprietary technology with closed-loop networks in the U.S., Australia and Europe and wide site acceptance domestically and abroad.
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

The following illustration depicts our business process for a typical WEX direct network domestic fuel payment processing transaction:

ACTION	RELATED REVENUE STREAMS
1. Driver inserts card Purchase Controls/Data Capture	
2. Transaction approved by WEX	
3. WEX pays merchant in 10 days	46% Payment processing revenue (fee withheld from Merchant)
4. WEX receives payment in 25 days Credit management/Bank Funding	54% Finance, account and other servicing fees
5. Cost savings for fleet Information management

With the acquisition of EFS, we have diversified our market position in the over-the-road fleet segment. We offer customizable over-the-road fleet payment solutions that address comprehensive business needs including:

•	Real-time interactive interfaces delivering data integrity through a seamless user interface

•	Alternative payment and money transfer options

•	Comprehensive settlement solutions

•	Real-time reports and analytics for compliance and cost-optimization

•	Fuel reconciliation and mobile optimization tools
Products and Services
Payment processing fees are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Additionally, payment processing revenue related to our WEX Europe Services operations is specifically derived from the difference between our negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets. In 2017, we processed approximately 430 million payment processing transactions, compared to 386 million payment processing transactions in 2016. Additionally, we receive revenue from account servicing fees, factoring receivables and finance fees.
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

•
ClearView analytics platform: We provide customers with access to a web-based data analytics platform that offers insights to fleet managers, including integrating and analyzing business fleet fuel purchases to uncover fraud, manage product type controls and identify cost saving opportunities.

•
SmartHub mobile app: This mobile application gives business managers access to their account information anytime and anywhere, including the ability to view and make bill payments, access transaction details and control the status of driver fuel cards. As a result, this offering helps customers improve efficiencies, reduce late fees, gain valuable insights and control unauthorized driver spending.

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
Marketing Channels
We market our fleet products and services both directly and indirectly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. As of December 31, 2017, our direct line of business serviced 4.0 million vehicles. As of the same period, our over-the-road line of business serviced 1.0 million vehicles, marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One brands.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. As of December 31, 2017, our co-branded marketing channel serviced 2.1 million vehicles.
Our private label programs market our products and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2017, our private label marketing channel serviced 4.3 million vehicles.

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
Our corporate travel and expenses card offers broad global acceptance, reduced risk of fraud and enhanced travel data, and is designed for organizations whose employees travel on business. We make trips easier to plan, more productive, and less expensive through enhanced spending controls for both the company and its travelers.
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
Marketing Channels
We market our Travel and Corporate Solutions segment products and services both directly and indirectly to new and existing customers. Our products are marketed to commercial and government organizations and we use existing open-loop networks.

HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
Overview
Our Health and Employee Benefit Solutions segment is comprised of our healthcare payment products and SaaS platforms with which we provide simplified payment capabilities in a complex healthcare market as well as employee benefit products in Brazil.
Products and Services
With our healthcare payment products, we provide consumer-directed payments in the complex healthcare market. We partner with health plans, third-party administrators, financial institutions, payroll companies and software providers to provide a software as a service product to support employers' healthcare benefits programs and to administer COBRA, flexible spending, health saving and reimbursement accounts, and other healthcare related employee and dependent benefits.
We currently have relationships with approximately 300,000 employers, reaching 25 million consumers. Revenue is generated primarily from SaaS based monthly fees to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
Our benefit products are offered through our wholly-owned subsidiary, WEX Latin America. Employees using our benefit products have access to salary advances payable in up to 24 monthly installments which are secured by future salary earnings. These advances are funded primarily through securitization of the corresponding receivables.
Health and Employee Benefit Solutions segment revenues are generated primarily from platform usage subscription fees and interchange fees from spending on the WEX Health payment cards.
Marketing Channels
We market our Health and Employee Benefit Solutions products and services to consumers through an extensive partner network, which includes health plans, third party administrators, financial institutions, payroll providers and software providers. Our employee benefit products are marketed to consumers through employers in Brazil.
OTHER ITEMS
Employees
As of December 31, 2017, WEX Inc. and its subsidiaries had more than 3,300 employees, of which approximately 2,500 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils. In Brazil, certain employees are members of unions. The Company believes that its relations with its employees, unions and work councils are generally satisfactory. This belief was reinforced by the Company being certified as a "Great Place to Work" in 2017 by Great Place to Work®.
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
Our secure networks are designed to isolate our databases from unauthorized access. We use security protocols among all applications, and our employees access critical components on a need-to-know basis. As of December 31, 2017, we have not experienced any material incidents in network, application or data security. We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our infrastructure.
For information regarding technology related risks, see the information in Item 1A under the headings “Our business is regularly subject to cyberattacks and attempted security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation”, “Our failure to effectively implement new technology could jeopardize our position as a leader in our industry,” “We are dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions” and “If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operation could be adversely impacted.”
Seasonality
Our businesses are affected by seasonal variations. For example, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our Health and Employee Benefits Solutions segment, as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year until employees meet their deductibles.
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into confidentiality, professional services and/or license agreements with our consultants and corporate partners and control access to and distribution of our technology, documentation and other proprietary information. Despite the efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain the use of our products or technology that we consider proprietary and third parties may attempt to develop similar technology independently. We pursue registration and protection of our trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX, Fleet One, EFS and the WEX Health Cloud brand names in the U.S., the Motorpass and Motorcharge brand names in Australia and the WEX Latin America brand name in Brazil.
Regulation - United States
The Company and its affiliates are subject to certain state and federal laws and regulations, which govern insured depository institutions and their affiliates as well as our operations in the healthcare market. WEX Bank is subject to supervision and examination by both the Utah DFI and the FDIC. The Company and its affiliates are subject to certain limitations on transactions with affiliates set forth in the Federal Reserve Act (“FRA”). The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.
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
The Consumer Financial Protection Bureau
The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate the offering of consumer financial products or services under the federal consumer financial laws. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service. The CFPB has broad rulemaking authority for a wide range of consumer protection laws. The legislation also gives the state attorneys general the ability to enforce applicable federal consumer protection laws.
In addition, the Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, with certain exemptions, debit interchange rates were capped at $0.21 per transaction with an additional component of five basis points of the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs.
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
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our health-related business. The plans that our partners administer feature consumer accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include Consumer-Directed Health ("CDH") accounts such as Health Savings Accounts, Flexible Spending Accounts, and Health Reimbursement Arrangements (commonly referred to as HSAs, FSAs and HRAs, respectively), as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.

Employers are continuing to use CDH approaches to manage the rate of increase in healthcare expenditures and to enable employees to make decisions about the use of their healthcare savings. CDH programs provide consumers with visibility of and control over payment for healthcare expenses.

The products that WEX Health's software and payment solutions support are subject to various state and federal laws, including the Affordable Care Act, and regulations promulgated by the Internal Revenue Service, the Department of Health and Human Services, the Department of Labor, and the Consumer Financial Protection Bureau. As such, changes in the status of tax-advantaged CDH accounts could affect the attractiveness of these products.
In addition to tax-related regulation, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as “Health Care Reform”) mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, some issues remain uncertain. The 2017 Tax Cuts and Jobs Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for going without Health Care Reform-compliant healthcare coverage. The current U.S. Administration and Congress have signaled their intent to significantly modify or completely repeal Health Care Reform and the associated implementing regulations. It is unclear what, if any, additional measures may be taken in this regard. Accordingly, there may be an extended period of uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.
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
In addition to tax, federal data privacy, security laws and regulations, we are subject to state laws governing confidentiality and security of personally identifiable information and additional state-imposed breach notification and reporting requirements.
Regulation - Foreign
The conduct of our businesses and the use of our products and services outside the U.S., are subject to various foreign laws and regulations administered by government entities and agencies in the countries and territories where we operate. Below is a summary of material applicable laws and regulations in the jurisdictions around the world in which we do business.
Asia-Pacific
Australia
The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, credit products and money laundering. Because none of WEX Australia, WEX Fuel Cards Australia or WEX Prepaid Cards Australia holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. The Australian operations are also subject to the Privacy Act (1988) and the Australian Privacy Principles.
Asia, including Singapore
The Company's operations in Asia are subject to the operation of the laws and regulation of the countries in which we operate, including laws with regards to banking and payment systems, financial services, money laundering and data protection.

Europe
The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing payment services, data protection, including General Data Protection Regulation (commonly referred to as "GDPR"), and information security, consumer credit and anti-money laundering.
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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 - Note 23, Segment Information of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
For a description of the risks related to our foreign operations, see the information in Item 1A, Risk Factors under the heading “We are exposed to risks associated with operations outside of the United States, which could harm both our U.S. and international operations.”
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
Our customers in our Fleet Solutions segment primarily purchase fuel. Accordingly, a significant part of our revenue is dependent on fuel prices, which are prone to volatility. As of December 31, 2017, management estimates that approximately 21 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2017, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $1.2 million decline in 2017 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. In the fourth quarter of 2014, we suspended our fuel price hedging program and as of the second quarter of 2016, we no longer had any remaining fuel hedging derivatives outstanding. As a result, we are exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility unless and until a fuel price hedging program is reinstated. If fuel prices decline, the lack of a hedge will negatively impact our revenue and income.
Fuel prices are dependent on many factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and expectations regarding supply and demand;

•	speculative trading;

•	actions by major oil exporting nations;

•	level of U.S. oil production;

•	advances in oil production technologies;

•	political conditions in other oil-producing, gas-producing or supply-route countries, including revolution, insurgency, terrorism or war;

•	refinery capacity;

•	weather;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	value of the U.S. dollar versus other major currencies;

•	actions by members of Organization of Petroleum Exporting Countries and other major oil-producing nations;

•	implementation of fuel efficiency standards and the adoption by fleet customers of vehicles with greater fuel efficiency or alternative fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations, taxes and tariffs.
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
Revenue from our European Fleet business is derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. Accordingly, we generate less revenue, which could adversely affect our operating results.

Changes in interchange fees could decrease our revenue.

A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our cards. Interchange fee amounts associated with cards are affected by a number of factors, including regulatory limits and fee changes. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. The Consumer Financial Protection Bureau, or the CFPB, is also engaged in rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. On January 25, 2018, the CFPB issued a final rule amending several aspects of its prepaid accounts rule adopted in October 2016 and delayed the overall effective date for such prepaid accounts rule to April 1, 2019. The extensive nature of these regulations and the implementation dates for this additional rulemaking may result in additional compliance obligations and expense for our business and our customers. These factors could result in lower interchange fees generally in the future. Temporary or permanent decreases in the interchange fees associated with our card transactions, could adversely affect our business and operating results.
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

We may incur substantial losses due to fraudulent use of our payment cards, payment systems or vouchers.

Under certain circumstances, we may bear the risk of substantial losses due to fraudulent use of our payment cards or payment systems. We are also subject to risk from fraudulent acts of employees or contractors. Although we maintain insurance for certain types of losses, the coverage may be insufficient or limited and may not fully protect against those losses. Additionally, criminals use sophisticated illegal activities to target us, including "skimming", counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, some or all of the following:

•	increased overall level of fraud;

•	direct financial losses as a result of fraudulent activity;

•	reputational harm;

•	decreased desirability of our services;

•	greater regulation;

•	increased compliance costs;

•	imposition of regulatory sanctions; or

•	significant monetary fines.

All of the above could have a material adverse effect on our operations, business success, financial condition and results of operations. Our bad debt expense, inclusive of fraud losses, was $61.1 million in 2017 compared to $33.3 million in 2016.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include, but are not limited to, the Australian dollar, the Canadian dollar, the Euro, British Pound sterling, New Zealand dollar and Brazilian Real. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded on the consolidated statements of income.
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

Our 2016 Credit Agreement, as amended on January 17, 2018, provides for a tranche A term loan facility in an amount equal to $455 million that matures on July 1, 2021 (of which $421 million remained outstanding at the time of the amendment), a tranche B term loan facility in an amount equal to $1,335 million that matures on July 1, 2023 and a $570 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans, that terminates on July 1, 2021. Prior to maturity, amounts under the credit facility will be reduced by mandatory amortization payments and may be reduced by the mandatory prepayment of our tranche B term loan facility out of a certain portion of our excess cash or by optional prepayments. In addition to the 2016 Credit Agreement, our indebtedness consists of our 4.750 percent senior notes in the principal amount of $400 million due 2023 (the “Notes”), deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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
In addition, under the 2016 Credit Agreement, unless otherwise agreed by the requisite lenders under the revolving credit facility, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge ratio, measured quarterly, of no less than 3.25 to 1.00; and a consolidated funded indebtedness (excluding up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and excluding the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions) to consolidated EBITDA ratio,measured quarterly, of no more than 5.00 to 1.00, which ratio shall step down to 4.50 to 1.00 at December 31, 2018 and 4.00 to 1.00 at December 31, 2019. In addition, in the event of an acquisition meeting certain specified criteria, the consolidated leverage ratio shall be permanently increased by 0.50:1.00. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and would jeopardize our ability to continue our current operations.
Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.
Subject to restrictions in our 2016 Credit Agreement and the Notes, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, including compliance with the covenants in our 2016 Credit Agreement, we have the ability to borrow additional funds under our 2016 Credit Agreement.
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
We have substantial indebtedness, and may incur additional indebtedness, which could lead to increased interest expense and could increases the amount of cash flows required to fund interest expense associated with our indebtedness. In addition, certain obligations under the 2016 Credit Agreement bear interest at variable interest rates. We currently maintain five forward-fixed interest rate swap agreements which are intended to fix the future interest payments associated with $1,300 million of our variable-rate borrowings; however, those swap agreements expire at various points prior to the expiration of the 2016 Credit Agreement. In addition, interest rate increases still could result in larger debt service requirements. Such an increase in our debt service obligations would adversely affect our cash flows.
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
The debt service obligations under our 2016 Credit Agreement could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. The 2016 Credit Agreement was used in part to finance the acquisition of EFS. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
In an environment of increasing interest rates, interest expense on the variable rate portion of our borrowings would increase and we may not be able to replace our maturing debt with new debt that carries the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit and interest-bearing money-market deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2017, WEX Bank had outstanding $630.9 million in certificates of deposit maturing within one year, $306.9 million in certificates of deposit maturing between one and three years, and $285.9 million in interest-bearing money market deposits, for an aggregate exposure of $1,223.7 million in brokered deposits at WEX Bank.
Additionally, under our 2016 Credit Agreement and Notes, we had $2,139.4 million of fixed and variable interest rate indebtedness outstanding at December 31, 2017, consisting of $400.0 million of borrowings under our bond facility at a fixed rate of 4.750 percent and $1,300 million of borrowings under our 2016 Credit Agreement that bore interest at floating rates, subject to the partial hedging arrangement described above. An increase in interest rates would increase the cost of borrowing under our 2016 Credit Agreement.
Our 2016 Credit Agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest due pursuant to a such loans may be calculated using LIBOR (subject to a stated minimum value). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The future of LIBOR at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our floating debt rate. Further, we may need to renegotiate our 2016 Credit Agreement and the loans that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions are being phased in over time and because the current Presidential administration has indicated it may make or propose changes to provisions of the Dodd-Frank Act. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The rules, if enacted in their proposed form, may require us to change to any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. The Dodd-Frank Act also requires many counterparties to derivatives instruments to spin off some of their derivatives activities to a separate entity. These new entities may not be as creditworthy as the current counterparty. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions. Additionally, we are required to pay to the lenders under the 2016 Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the 2016 Credit Agreement.
The Dodd-Frank Act also created the CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws. It is unclear what changes will be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 10 percent of our total revenues in 2017. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of these relationships ceases to exist. Likewise, we have agreements with the major oil companies, fuel retailers and truck stop merchants whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.
We may never realize the anticipated benefits of acquisitions we have completed or may undertake.
We have acquired and may attempt to acquire businesses, technologies, services, products or licenses in technologies that we believe are a strategic fit with our business. The process of integrating and operating any acquired business, technology, service or product may result in unforeseen redundancies, operating difficulties, and expenditures and may divert significant management attention from our ongoing business operations. As a result, we may incur a variety of costs in connection with acquisitions and may never realize the anticipated benefits.
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

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences due to, but not limited to, the repatriation of cash and negative consequences from changes in or interpretations of tax laws

•	competitive pressure on products and services from companies based outside the U.S. that can leverage lower costs of operations;

•	the United Kingdom's decision in a June 23, 2016 referendum to leave the European Union (EU) (commonly referred to as “Brexit”); and

•	local labor conditions and regulations.
We cannot assure you that our investments outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.
New laws, regulations and enforcement activities could negatively impact our business and the markets we presently operate in or could limit our expansion opportunities.
Our operations are subject to substantial regulation both domestically and internationally. There are often new regulatory efforts which could result in significant constraints and may impact our operations. These existing and emerging regulations can make the expansion of our business very difficult and negatively impact our revenue. Among the regulations that impact us or could impact us are those governing: interchange rates; interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing requirements; compliance obligations; data security and data breach requirements; identity theft avoidance programs; health care mandates; and anti-money laundering compliance programs. We also often must obtain permission to conduct business in new locations from government regulators. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could negatively impact our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.
We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business.

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
These varying and increasingly complex regulations could limit our ability to globalize our products and could significantly and adversely affect our business, financial condition and results of operations.
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. In Europe, the adoption of General Data Protection Regulation (commonly referred to as GDPR) also requires additional privacy protections. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry, or PCI, standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2017, we did not identify any impairment of goodwill and other indefinite-lived intangible assets. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.
If our industrial bank subsidiary fails to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or cease all of our non-banking activities and thus could have an adverse effect on our revenue and business or could create a default under our 2016 Credit Agreement.
WEX Bank meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. WEX Bank’s failure to qualify for this exemption would cause us to become subject to regulation under the Bank Holding Company Act. This would require us to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities which may be impermissible for a Bank Holding Company, and could create a default under our 2016 Credit Agreement. Failure to qualify for this exemption could thus have an adverse effect on our revenue and business.
The loss or suspension of the charter for our Utah industrial bank or changes in regulatory requirements could be disruptive to operations and increase costs.
The regulatory status of WEX Bank enables it to issue certificates of deposit, accept money market deposits and borrow on a federal funds rate basis from other banks. These funds are used to support our operations. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah DFI and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future or could create a default under our 2016 Credit Agreement.
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
WEX Bank must maintain minimum amounts of regulatory capital. If WEX Bank does not meet these capital requirements, its regulators have broad discretion to institute a number of corrective actions that could have a direct material effect on our financial condition. WEX Bank, as an institution insured by the FDIC, must maintain certain capital ratios, paid-in capital minimums and adequate allowances for loan losses. Under the Dodd-Frank Act, we are also required to serve as a source of financial strength for WEX Bank. If WEX Bank were to fail to meet any of the capital requirements to which it is subject, or if required under Dodd-Frank’s source of strength requirements, we may be forced to provide WEX Bank with additional capital, which could impair our ability to service our indebtedness or may not be permitted under the terms of our 2016 Credit Agreement or Notes. To pay any dividend, WEX Bank must maintain adequate capital above regulatory guidelines. Accordingly, WEX Bank may be unable to make any of its cash or other assets available to us, including to service our indebtedness.
We are subject to limitations on transactions with our industrial bank subsidiary, which may limit our ability to engage in transactions with and obtain credit from our industrial bank.
Sections 23A and 23B of the FRA and the implementing regulations limit the extent to which we can borrow or otherwise obtain credit from or engage in other “covered transactions” with WEX Bank. “Covered transactions” include loans or extensions of credit, purchases of or investments in securities, purchases of assets, including assets subject to an agreement to repurchase, acceptance of securities as collateral for a loan or extension of credit, or the issuance of a guarantee, acceptance, or letter of credit. Although the applicable rules do not serve as an outright ban on engaging in “covered transactions,” they do limit the amount of covered transactions WEX Bank may have with any one affiliate and with all affiliates in the aggregate. The applicable rules also require that we engage in such transactions with WEX Bank only on terms and under circumstances that are substantially the same, or at least as favorable to WEX Bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Furthermore, with certain exceptions, each loan or extension of credit by WEX Bank to the Company or its other affiliates must be secured by collateral with a market value ranging from 100 percent to 130 percent of the amount of the loan or extension of credit, depending on the type of collateral. Accordingly, WEX Bank may be unable to provide credit or engage in transactions with us, including transactions intended to help us service our indebtedness.
If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third-party technologies to operate our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. To the extent that our proprietary technology or a third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.
Our business is regularly subject to cyberattacks and attempted security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyber-attack, as well as the unauthorized access, acquisition, release and use of “personally identifiable information," such as social security numbers. While social security numbers constitute a very small part of the data we keep, in the event of a security breach we would be required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches. An increasing number of organizations, including large on-line and off-line merchants and businesses, large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. Like those companies, we too, are subject to regular and repeated attempts to breach our information security protections.

As outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and there is a risk the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions and result in legislation and additional regulatory requirements.

The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers' data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Unauthorized parties attempt to gain access to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. Like many companies, we are a target for such breaches and attacks. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and will continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to successful cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and data that are stored on or accessible through those systems.

Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. Any actual or perceived breach of our security could interrupt our operations; result in our systems or services being unavailable; result in improper disclosure of data; materially harm our reputation and brand; result in significant legal and financial exposure; lead to loss of customer confidence in, or decreased use of, our products and services; and, adversely affect our business and results of operations. Any breaches of network or data security at our partners, some of whom maintain information about our customers, or breaches of our customers' systems could have similar effects. In addition, our customers could have vulnerabilities on their own computer systems that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. While we take commercially appropriate steps to safeguard data used by and contained on the systems of our partners, customers and vendors, we cannot control all access to those systems and they are therefore subject to potential cyberattacks and fraud.
Furthermore, as we have increased the number of platforms as well as the size of our networks and information systems, our reliance on these technologies have become increasingly important to our operating activities. The potential negative impact that a platform, network or information system shutdown may have on our operating activities has increased. Shutdowns may be caused by cyberattacks and unexpected catastrophic events such as natural disasters or other unforeseen events, such as software or hardware defects or cyber-attacks by groups or individuals.
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
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the U.S. Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act of 2010 (“UKBA”) and the Brazilian Anti-Corruption Law ("ACL").
We are subject to the FCPA, the ACL and the UKBA, as we own subsidiaries organized under UK and Brazilian law, which serve as a holding companies for other subsidiaries. While the FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, the UKBA is broader in its reach and prohibits bribery in purely commercial contexts. Any violation of the FCPA, the UKBA or similar laws and regulations, including the ACL, could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA, ACL or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. The possibility of violations of the FCPA, UKBA, ACL or similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities, harm our operating results or trigger a default under the 2016 Credit Agreement.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and operate successfully as a public company. Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from third parties that supply information to us regarding transactions that we process. The failure to develop or maintain effective internal control over financial reporting and disclosure controls and procedures could harm our reputation or operating results, or cause us to fail to meet our reporting obligations, or trigger a default under the 2016 Credit Agreement. As we expand our business operations domestically and internationally, we will need to maintain effective internal control over financial reporting and disclosure controls and procedures. If we are unable to do so, our external auditors could issue a qualified opinion on the effectiveness of our internal control over financial reporting.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our principal leased properties as of December 31, 2017:

Property location	Square footage	Purpose of leased property	Segment
South Portland, Maine	178,300	Corporate headquarters, operations center and warehouse	All
Midvale, Utah	12,400	Bank operations	Fleet Solutions, Travel and Corporate Solutions
Melbourne, Australia	21,500	Australia fuel and prepaid card operations	Fleet Solutions, Travel and Corporate Solutions
São Paulo, Brazil	19,200	Brazil fuel, virtual and paycard operations	All
Crewe, England	14,700	European fuel operations	Fleet Solutions
Fargo, North Dakota	40,000	WEX Health operations	Health and Employee Benefit Solutions
Nashville, Tennessee	42,500	EFS Operations	Fleet Solutions, Travel and Corporate Solutions
Additional financial information about our leased facilities appears in Item 8 – Note 18, Commitments and Contingencies of our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS

On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff sought to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requested statutory damages for each facsimile advertisement. The Plaintiffs further alleged that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, the Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, which was preliminarily approved by the court on October 6, 2017. The court entered its final judgment approving the settlement agreement on January 19, 2018.  The settlement amount is not material to the Company's financial position, results of operations, cash flows or liquidity.
In addition, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company's consolidated financial position, results of operations, cash flows or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the New York Stock Exchange (“NYSE”) and our ticker symbol is WEX. The following table sets forth, for the indicated calendar periods, the reported intraday high and low sales prices of the common stock on the NYSE Composite Tape:

	High	Low
2017
First quarter	$122.91	$99.79
Second quarter	$109.16	$97.26
Third quarter	$115.82	$101.14
Fourth quarter	$142.26	$111.53
2016
First quarter	$88.04	$54.42
Second quarter	$96.84	$78.95
Third quarter	$108.86	$86.27
Fourth quarter	$117.14	$99.17
     As of February 26, 2018, the closing price of our common stock was $153.64 per share, there were 43,031,993 shares of our common stock outstanding and there were 13 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
Share Repurchases
On September 23, 2013, we announced a share repurchase program authorizing the purchase of up to $150 million of our common stock from time to time which expired on September 30, 2017. On September 20, 2017, our board of directors approved a new share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the year ended December 31, 2017. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of December 31, 2017.

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

	December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income statement information, for the year ended
Total revenues	$1,250,548	$1,018,460	$854,637	$817,647	$717,463
Total operating expenses	$1,011,278	$823,332	$625,844	$511,409	$440,724
Financing interest expense	$107,067	$113,418	$46,189	$36,042	$29,419
Net realized and unrealized gains (losses) on fuel price derivatives	$—	$711	$5,848	$46,212	$(9,851)
Net earnings attributable to shareholders	$160,266	$60,637	$101,904	$202,211	$149,208
Basic earnings per share	$3.73	$1.49	$2.63	$5.20	$3.83
Diluted earnings per share	$3.72	$1.48	$2.62	$5.18	$3.82
Weighted average basic shares of common stock outstanding	42,977	40,809	38,771	38,890	38,946
Weighted average diluted shares of common stock outstanding	43,105	40,914	38,843	39,000	39,103
Balance sheet information, at end of period
Total assets	$6,739,175	$5,997,097	$3,847,909	$4,105,379	$3,419,753
Liabilities and stockholders’ equity
Total liabilities	$5,018,617	$4,491,350	$2,752,228	$3,011,068	$2,497,727
Redeemable non-controlling interest	—	—	—	16,590	18,729
Total stockholders’ equity	1,720,558	1,505,747	1,095,681	1,077,721	903,297
Total liabilities and stockholders’ equity	$6,739,175	$5,997,097	$3,847,909	$4,105,379	$3,419,753

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 and financial condition at December 31, 2017 and 2016 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data. Our MD&A is presented in the following sections:

•	2017 Highlights and Year in Review

•	Segments

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Standards
2017 Highlights and Year in Review
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
The following events and accomplishments occurred during 2017:

•	Contributions from all three of our segments resulted in the Company surpassing $1.2 billion in annual revenues in 2017, 23% growth relative to the prior year.

•
Effective October 18, the Company acquired certain assets and assumed certain liabilities of AOC, a longstanding technology provider for our virtual card product. This acquisition will broaden the Company's capabilities, increase our pool of employees with payments platform expertise and allow the Company to evolve with the needs of its customers and partners through the use of AOC’s payments processing technology platforms.

The Company purchased AOC for $130 million, which was funded with cash on hand and through the Company's 2016 Credit Agreement.

•	Effective October 30, the Company added $100 million of capacity to its revolving line of credit to provide additional liquidity and flexibility.

•
Effective July 3, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin at current borrowing levels for both LIBOR borrowings and base rate borrowings for the Company's tranche A term loans and tranche B term loans, 50 basis points and 75 basis points, respectively. Based on amounts outstanding under these term loans at December 31, the repricing is expected to provide an annualized savings of approximately $11 million in interest expense, approximately half of which was realized in 2017.

•
On December 20, the Company entered into two additional forward-fixed interest rate swap agreements to manage the interest rate risk associated with $500 million of outstanding variable-interest rate borrowings. Commencing December 2017, the Company will receive variable interest of 1-month LIBOR under these swaps and will pay a weighted average annualized fixed rate of 2.21% over the five year term. With the commencement of these interest rate swaps, we have reduced the variability of the future interest payments associated with $1.7 billion of our borrowings, including our fixed rate notes outstanding.
Our Company's management believes the following metrics were important to our overall performance in 2017:

•
Average number of vehicles serviced increased 9 percent from 2016 to approximately 10.9 million for 2017, primarily related to growth in our worldwide customer base. As of December 31, 2017, vehicles serviced totaled 11.4 million.

•
Total fleet transactions processed increased 14 percent from 2016 to 516.8 million in 2017. Payment processing transactions increased 11 percent from 2016 to 429.7 million in 2017, and transaction processing transactions increased 27 percent from 2016 to 87.1 million in 2017. The increase in payment processing transactions resulted from a large customer portfolio converting from a transaction processing relationship to a payment processing relationship late in 2016, the acquisition of EFS and organic growth. The primary driver for the increase in transaction processing transactions was due to the acquisition of EFS, partially offset by the portfolio conversion mentioned above.

•
Average expenditure per payment processing transaction in our Fleet Solutions segment increased 19 percent to $70.49 for 2017, from $59.19 in 2016. The average U.S. fuel price per gallon during 2017 was $2.50, a 13 percent increase as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment was $59.3 million during 2017, as compared to $27.3 million during 2016, resulting primarily from higher incidences of magnetic stripe card skimming fraud during 2017. Spend volume increased 33 percent in 2017 as compared to 2016. Our credit losses were 17.2 basis points of fuel expenditures for 2017, as compared to 11.1 basis points of fuel expenditures for 2016.

•
Our Travel and Corporate Solutions purchase volume grew to $30.3 billion in 2017, a 27 percent increase from 2016. This increase is primarily driven by worldwide organic growth, most notably in the U.S. and Europe. This favorable impact was offset by changes in the net interchange rate for this segment, which decreased 29% in 2017 as compared to 2016 due to contract renegotiations with one of our large partners.

•
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies. Movements in the exchange rates associated with our foreign held currencies resulted in a gain of $29.9 million in 2017, as compared to a loss of $7.7 million in 2016.

•
Our effective tax rate was 10.9 percent for 2017 as compared to 34.0 percent for 2016. The decline in our tax rate is primarily due the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"), partly offset by the increase in valuation allowance. Our federal income tax expense for periods beginning in 2018 will be based on the new rate. Future tax rates may fluctuate due to changes in the mix of earnings among different tax jurisdictions, as well as impacts that tax rate and earnings mix changes have on our net deferred tax assets.

•
Financing interest expense decreased $6.4 million in 2017, as compared to 2016. The decrease resulted from the absence of certain ticking fees incurred in 2016, partly offset by higher relative average borrowings and effective interest rates.

Segments
WEX operates in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides payment, transaction processing and information management services specifically designed for the needs of commercial and government fleets. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare payments, as well as payroll related benefits to customers in Brazil.

Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments and non-cash adjustments related to our tax receivable agreement to our operating segments as management believes these items are unpredictable and can obscure underlying trends.
YEAR ENDED DECEMBER 31, 2017, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016
FLEET SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2017	2016	Increase (decrease)
Revenues
Payment processing revenue	$360,158	$297,900	21%
Account servicing revenue	165,083	127,106	30%
Finance fee revenue	159,336	124,725	28%
Other revenue	138,389	92,330	50%
Total revenues	822,966	642,061	28%
Total operating expenses	679,337	545,451	25%
Operating income	$143,629	$96,610	49%

Key operating statistics (a) (b)
Payment processing revenue:
Payment processing transactions	429,716	385,861	11%
Payment processing fuel spend	$30,288,539	$22,838,237	33%
Average price per gallon of fuel - Domestic – ($USD/gal)	$2.50	$2.21	13%
Net payment processing rate	1.19%	1.30%	(8)%
(a) As of July 1, 2016, these key operating statistics include our EFS acquisition.
(b) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the years ended December 31, 2016 and 2015 have also been conformed to the current year presentation.
 Revenues
Payment processing revenue increased $62.3 million for 2017, as compared to 2016, due primarily to the impact of a 13% increase in the annual average domestic price per gallon of fuel and higher payment processing volumes. Higher volumes resulted from organic growth, the acquisition of EFS and a large customer portfolio converting from a transaction processing relationship to a payment processing relationship in the beginning of 2016. These favorable factors were partly offset by a decrease in our interchange rate as result of the large portfolio conversion mentioned above.
Account servicing revenue increased $38.0 million for 2017, as compared to 2016, resulting from worldwide price modernization efforts over the course of the prior year and the EFS acquisition.
Other revenues increased $46.1 million in 2017, as compared to 2016, resulting primarily from higher transaction processing revenue due to the acquisition of EFS and additional pricing modernization efforts.
Finance fee revenue is comprised of the following components:

(in thousands)	2017	2016	Increase (decrease)
Late fee revenue	$125,763	$102,497	23%
Factoring fee revenue	29,018	19,689	47%
Cardholder interest income	535	544	(2)%
Other finance fee revenue	4,020	1,995	102%
Total finance fee revenue	$159,336	$124,725	28%

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
Late fee revenue increased $23.3 million in 2017, as compared to 2016, due to the change in overdue balances. For the majority of 2016, late fee ranges and minimum charges were 0 to 6.99 percent monthly and $75, respectively. For the majority of 2017, late fee ranges were 0 to 7.99 percent monthly, with minimum charges of $75. The weighted average late fee rate, net of related charge-offs was 4.4% and 4.3% for 2017 and 2016, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during both the years ended December 31, 2017 and 2016. Though not material, the Company granted certain concessions to domestic customers impacted by hurricanes and forest fires during 2017.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $9.3 million in 2017, as compared to 2016. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Expenses
The following table compares selected expense line items within our Fleet Solutions segment:

(in thousands)	2017	2016	Increase (decrease)
Expense
Salary and other personnel	$259,047	$201,817	28%
Restructuring	6,203	7,486	(17)%
Service fees	68,766	95,555	(28)%
Provision for credit losses	59,251	27,264	117%
Technology leasing and support	36,388	28,763	27%
Depreciation and amortization	143,300	100,860	42%
Operating interest	8,611	3,476	148%
Impairment charges	22,144	—	NM
Gain on divestiture	(20,958)	—	NM
All other operating expenses[1]	$96,585	$80,230	20%
1 Includes all expenses located in our consolidated statements of income which are not separately described above.
NM - Not Meaningful
Salary and other personnel expenses increased $57.2 million for 2017, as compared to 2016, due primarily to resources assumed as part of the EFS acquisition, as well as personnel to support the in-sourcing of technology functions from a third party provider and business growth. Additionally, we recognized higher expenses associated with variable compensation plans based on performance.
We incurred restructuring costs of approximately $6.2 million and $7.5 million for 2017 and 2016, respectively. Restructuring costs decreased due to the wind-down of prior year restructuring initiatives related to our European Fleet business, partly offset by employee costs and office closure costs associated with our EFS acquisition, which are expected to be paid through 2018.

Service fees decreased $26.8 million during 2017, as compared to 2016, primarily due to one-time expenses associated with the acquisition of EFS as well as costs to outsource certain back office technology incurred during 2016, partly offset by an increase in professional fees.
Provision for credit losses increased $32.0 million for 2017, as compared to 2016, resulting from higher incidences of magnetic stripe card skimming fraud during 2017. Additionally, credit losses were impacted by higher relative fuel spend and the acquisition of EFS. During 2017, the Company took a number of steps to combat fraud losses, including establishing portfolio limits on the number of transactions and amount of fuel purchases. Additionally, we implemented new real-time technology during the fourth quarter of 2017, designed to increase fraud detection speed. As a result of these actions, monthly fraud losses trended downwards in the second half of 2017, most significantly in the fourth quarter. We anticipate that fraud incidents will continue to trend down slightly in terms of size and frequency in 2018.
We generally measure our credit loss performance by calculating credit losses as a percentage of total fuel expenditures on the payment processing transactions. This metric for credit losses was 17.2 basis points of fuel expenditures for 2017, as compared to 11.1 basis points of fuel expenditures for 2016. We generally use a roll rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognize in each quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Technology leasing and support expenses increased $7.6 million in 2017, as compared to 2016. This increase is primarily due to additional software licensing expense and maintenance, resulting from incremental technological investments in our Fleet Solutions business, including EFS.
Depreciation and amortization increased $42.4 million in 2017, as compared to 2016, due primarily to a full year of amortization of intangibles acquired in the EFS acquisition. Refer to Item 8 – Note 3, Business Acquisition of this report for more information. Additionally, following the acquisition of EFS, we evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in incremental amortization during 2017 as compared to the same period in the prior year. This technology is fully amortized as of December 31, 2017.
Operating interest expense increased $5.1 million in 2017, as compared to 2016, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, payment processing volume increases and higher fuel prices contributed to the increase in operating interest expense.
During the second quarter of 2017, we incurred a $16.2 million non-cash impairment and asset write-off related to in-sourcing certain technology functions. Additionally, as part of a recent technology plan assessment, we streamlined certain payment processing software offerings and incurred a $5.9 million non-cash software impairment and asset write-off charge.
During 2017, management determined that our Telapoint business did not align with the long-term strategy of our core Fleet business. During November 2017, the Company sold net assets of $8.9 million of this business, which resulted in a pre-tax book gain of approximately $21.0 million.
All other operating expenses increased $16.4 million in 2017, as compared to 2016, resulting primarily from higher costs to support business growth, including incremental expenses as result of the EFS acquisition.

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2017	2016	Increase (decrease)
Revenues
Payment processing revenue	$158,660	$175,762	(10)%
Account servicing revenue	7,531	1,247	504%
Finance fee revenue	760	643	18%
Other revenue	57,096	37,595	52%
Total revenues	224,047	215,247	4%
Total operating expenses	146,061	130,817	12%
Operating income	$77,986	$84,430	(8)%

Key operating statistics (a)
Payment processing revenue:
Payment solutions purchase volume	$30,344,752	$23,965,023	27%
(a) As of July 1, 2016, this key operating statistic includes EFS purchase volumes.
Revenues
Payment processing revenue decreased approximately $17.1 million for 2017, as compared to 2016, primarily due to a decrease in our net interchange rate resulting from contract renegotiations with a large travel customer which went into effect in January 2017. This unfavorable factor was partly offset by an increase in corporate charge card purchase volume from our WEX travel product in all our markets, most notably the U.S. and Europe, and the acquisition of EFS.
Account servicing revenue increased approximately $6.3 million for 2017, as compared to 2016, primarily due to the acquisition of AOC.
Other revenue increased approximately $19.5 million, primarily due to higher international settlement fees.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of December 31, 2017 and 2016, customer balances with such concessions totaled $7.9 million and $16.7 million, respectively. The Company waived $2.1 million and $1.3 million in late fees in 2017 and 2016, respectively.
Expenses
The following table compares expense line items within our Travel and Corporate Solutions segment:

(in thousands)	2017	2016	Increase (decrease)
Expense
Salary and other personnel	$29,273	$22,728	29%
Service fees	52,199	58,254	(10)%
Provision for credit losses	(68)	5,676	(101)%
Technology leasing and support	9,590	13,991	(31)%
Depreciation and amortization	17,703	6,187	186%
Operating interest	8,367	2,969	182%
Impairment charge	22,027	—	NM
All other operating expenses	$6,970	$21,012	(67)%

NM - Not Meaningful
Salary and other personnel expenses increased $6.5 million in 2017, as compared to 2016, due primarily to the acquisitions of AOC and EFS.

Service fees decreased by $6.1 million in 2017, as compared to 2016, due primarily to lower network processing fees paid as a result of our MasterCard contract renewal executed during the third quarter of 2016, partly offset by incremental expenses resulting from higher relative purchase volumes.
Provision for credit losses decreased $5.7 million in 2017, as compared to 2016. Prior year results were negatively impacted by two discrete credit losses, including the bankruptcy of one of our online travel agency customers. We recovered a portion of this prior year provision for credit loss during 2017.
Technology leasing and support decreased $4.4 million in 2017, as compared to 2016, due primarily to cost savings as a result of the AOC acquisition. Prior to its acquisition, AOC was one of the Company's important technology providers.
Depreciation and amortization expenses increased $11.5 million in 2017, as compared to 2016, due to a full year of amortization of intangibles acquired in the EFS acquisition and amortization from our recent AOC acquisition.
Operating interest increased $5.4 million in 2017, as compared to 2016, due to higher deposit interest rates. Following the expiration of an agreement with a deposit partner during the fourth quarter of 2016, we issued certificates of deposit to replace previously held non-interest bearing deposits. Additionally, higher payment processing volumes contributed to the increase in operating interest expense.
Following the acquisition of AOC in the fourth quarter of 2017, the Company reevaluated certain payment processing software under development. In doing so, we determined the developed technology obtained as part of the AOC acquisition more closely aligns with our current technological strategy. As result, $22.0 million of previously capitalized software development was determined to have no future benefit and was therefore written off during 2017.
All other operating expenses decreased $14.0 million in 2017, as compared to 2016. 2016 results were negatively impacted by a one-time $15.5 million vendor settlement executed in 2016 in exchange for the release of potential claims related to in-sourcing certain technology.
HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2017	2016	Increase
Revenues
Payment processing revenue	$50,348	$46,957	7%
Account servicing revenue	103,956	82,660	26%
Finance fee revenue	27,486	13,572	103%
Other revenue	21,745	17,963	21%
Total revenues	203,535	161,152	26%
Total operating expenses	185,880	147,063	26%
Operating income	$17,655	$14,089	25%

Key operating statistics (a)
Payment processing revenue:
Purchase volume	$4,317,236	3,823,035	13%
Account servicing revenue:
Average number of SaaS accounts	9,213	7,197	28%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the years ended December 31, 2016 and 2015 have also been conformed to the current year presentation.
Revenues
Payment processing revenue increased approximately $3.4 million for 2017, as compared to 2016, resulting primarily from an increase in WEX Health purchase volume due to growth in consumers, partly offset by a slight decline in WEX Latin America revenues.

Account servicing revenue increased $21.3 million for 2017, as compared to 2016. This increase was primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue increased $13.9 million in 2017, as compared to 2016, due primarily to growth in revenue earned on our salary advance product in Brazil.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted during either of the years ended December 31, 2017 or 2016.
Other revenue increased $3.8 million in 2017, as compared to 2016, resulting primarily from an increase in Brazil card transactions and higher ancillary WEX Health fees as result of a growing customer base.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2017	2016	Increase
Expense
Salary and other personnel	$75,124	$61,753	22%
Service fees	28,172	19,243	46%
Depreciation and amortization	42,721	34,604	23%
Operating interest	7,504	5,941	26%
All other operating expenses	$32,359	$25,522	27%

Salary and other personnel expenses increased $13.4 million in 2017, as compared to 2016, primarily due to higher average WEX Health and WEX Latin America headcount and related employee benefit costs in support of significant business growth. Additionally, we recognized higher expenses associated with variable compensation plans based on performance.
Service fees increased by $8.9 million in 2017, as compared to 2016, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Depreciation and amortization expenses increased $8.1 million in 2017, as compared to 2016, resulting from incremental amortization of acquired intangibles and higher depreciation expense primarily on capitalized software development costs.
Operating interest increased $1.6 million in 2017, as compared to 2016, primarily due to an increase in customer receivable balances due to business growth and higher relative average interest rates.
All other operating expenses increased $6.8 million in 2017, as compared to 2016, primarily due to expenses to support significant business growth and higher revenue-based taxes in Brazil.
NON-OPERATING INCOME AND EXPENSES
The following table reflects comparative results for certain amounts excluded from operating profit:

(in thousands)	2017	2016	Increase (decrease)
Financing interest expense	(107,067)	(113,418)	(6)%
Net foreign currency gain (loss)	29,919	(7,665)	NM
Net unrealized gains on interest rate swap agreements	1,314	12,908	(90)%
Non-cash adjustments related to tax receivable agreement	15,259	(563)	NM
NM - Not Meaningful
Financing interest expense decreased $6.4 million in 2017, as compared to 2016. 2016 was unfavorably impacted by $30 million of ticking fees incurred for the commitment of funds to finance the acquisition of EFS. The absence of this expense in 2017 was partly offset by higher relative borrowings and effective interest rates under the 2016 Credit Agreement. The Company recently completed two separate repricings of the 2016 Credit Agreement which reduced the applicable interest rate margin on outstanding term loans going forward. See Item 8 - Note 13, Financing Debt and Note 25, Subsequent Event for further information regarding these repricings.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. In 2017, net foreign currency gain was $29.9 million, as compared to a net foreign currency loss of $7.7 million in 2016. In 2017, we recognized gains on trade receivables and intercompany loans primarily from a strengthening of the British Pound Sterling and the Euro relative to the US dollar. In 2016, we experienced foreign currency exchange losses from fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the British Pound Sterling, the Euro and the Australian dollar.
Net unrealized gains on interest rate swap agreements was $1.3 million in 2017, as compared to $12.9 million in 2016. In 2017, the favorable impact of increases in the variable interest rates on our swap agreements was almost entirely offset by the decrease in remaining swap duration.
Non-cash adjustments related to tax receivable agreement were $15.3 million in 2017 resulting from a decrease in a tax sharing liability due to our former parent company as result of recent tax reform which reduced the federal statutory rate from 35% to 21%.
INCOME TAXES
Our effective tax rate was 10.9 percent for 2017 as compared to 34.0 percent for 2016. The decline in our tax rate is primarily due the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rates effective January 1, 2018 as part of the 2017 Tax Act, partly offset by the increase in valuation allowance.

In December 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35 percent to 21 percent for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated the provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing and as a result has recorded a provisional amount of one-time income tax benefit of approximately $60 million in the fourth quarter of 2017, the period in which the legislation was enacted. This benefit was primarily related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and a reduction in the amount due under our tax receivable agreement, which decreased primarily as a result of the decline in the federal corporate income tax rate. These favorable impacts were partly offset by income tax expense related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings.

The 2017 Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends. However, the 2017 Tax Act creates a new requirement to tax certain foreign earnings relating to Global Intangible Low Taxed Income (“GILTI”). Based on the recent FASB guidance, the Company can elect an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules, and anticipated guidance from U.S. Treasury we will continue to evaluate this provision of the 2017 Tax Act. Therefore, we have not recorded any deferred taxes related to GILTI and have not elected an accounting policy for GILTI at this time.

    Undistributed earnings of certain foreign subsidiaries of the Company amounted to approximately $59 million and $26 million at December 31, 2017 and 2016, respectively. These earnings are considered to be indefinitely reinvested. Beginning in 2018, except for GILTI, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Accordingly, any subsequent adjustments to the amount of one-time benefit noted above will be recorded to current income tax provision during the measurement period which is not expected to extend beyond one year from the enactment date. The effects of other provisions of the 2017 Tax Act are not expected to have a material impact on our results of operations.

YEAR ENDED DECEMBER 31, 2016, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2015
FLEET SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Fleet Solutions segment:

(in thousands, except per transaction and per gallon data)	2016	2015	Increase (decrease)
Revenues
Payment processing revenue	$297,900	$305,855	(3)%
Account servicing revenue	127,106	100,850	26%
Finance fee revenue	124,725	83,554	49%
Other revenue	92,330	57,419	61%
Total revenues	642,061	547,678	17%
Total operating expenses	545,451	413,595	32%
Operating income	$96,610	$134,083	(28)%

Key operating statistics (a)
Payment processing revenue:
Payment processing transactions	385,861	342,975	13%
Payment processing fuel spend	$22,838,237	$21,911,834	4%
Average price per gallon of fuel - Domestic – ($USD/gal)	$2.21	$2.55	(13)%
Net payment processing rate	1.30%	1.40%	(7)%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the years ended December 31, 2016 and 2015 have conformed to the current year presentation. As of July 1, 2016, these key operating statistics include our EFS acquisition.
Revenues
Payment processing revenue decreased $8.0 million for 2016, as compared to 2015, due primarily to the impact of a 13% decrease in the average domestic price per gallon of fuel in the 2016 as compared to 2015 and the unfavorable impact of foreign currency exchange rates. These unfavorable factors were partly offset by a higher payment processing volume related to the acquisition of EFS, a large customer portfolio converting from a transaction processing relationship to a payment processing relationship in the beginning of 2016 and organic growth.
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
Late fees increased $35.5 million in 2016, as compared to 2015. The increase in late fees was primarily due to $39.1 million due to rate increases, partly offset by a decrease of $3.6 million due to the change in overdue balances. During the first half of 2015, late fee rates ranged from 0 to 3.75 percent monthly with a minimum late fee charge of $50. For the second half of 2015, late fee rate ranges and minimum charges were 0 to 5.50 percent monthly and $75, respectively. During the second quarter of 2016, late fee ranges were changed to 0 to 6.99 percent monthly, while minimum charges remained at $75. The weighted average late fee rate, net of related charge-offs was 4.3% and 2.6% for 2016 and 2015, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the years ended December 31, 2016 and 2015.

Factoring fee revenue increased $4.1 million in 2016, as compared to 2015. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Other finance fee revenue increased $1.6 million in 2016 primarily resulting from the EFS acquisition.
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
Other expenses increased $5.3 million in 2016, as compared to 2015, resulting primarily from the EFS acquisition.

TRAVEL AND CORPORATE SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Travel and Corporate Solutions segment:

(in thousands)	2016	2015	Increase (decrease)
Revenues
Payment processing revenue	$175,762	$151,311	16%
Account servicing revenue	1,247	1,930	(35)%
Finance fee revenue	643	326	97%
Other revenue	37,595	41,852	(10)%
Total revenues	215,247	195,419	10%
Total operating expenses	130,817	109,101	20%
Operating income	84,430	86,318	(2)%

Key operating statistics(a)
Payment processing revenue:
Payment solutions purchase card volume	$23,965,023	$19,440,663	23%
(a) As of July 1, 2016, these key operating statistics include our EFS acquisition.
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
Other expenses increased $12.9 million in 2016, as compared to 2015, primarily resulting from a one-time $15.5 million vendor settlement in exchange for the release of potential claims related to in-sourcing certain technology.
HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
The following table reflects comparative operating results and key operating statistics within our Health and Employee Benefit Solutions segment:

(in thousands)	2016	2015	Increase
Revenues
Payment processing revenue	$46,957	38,703	21%
Account servicing revenue	82,660	53,912	53%
Finance fee revenue	13,572	5,113	165%
Other revenue	17,963	13,812	30%
Total revenues	161,152	111,540	44%
Total operating expenses	147,063	103,148	43%
Operating income	14,089	8,392	68%

Key operating statistics(a)
Payment processing revenue:
Purchase volume	$3,823,035	$3,533,724	8%
Account servicing revenue:
Average number of SaaS accounts	7,197	4,956	45%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the years ended December 31, 2016 and 2015 have conformed to the current year presentation.
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
Finance fee revenue increased $8.5 million in 2016, as compared to 2015, due primarily to organic growth in revenue earned on our salary advance product in Brazil resulting from an increase in the number of installments selected by our customers in 2016 as compared to the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted during either of the years ended December 31, 2016 or 2015.
Other revenue increased $4.2 million in 2016, as compared to 2015, due primarily to growth and other ancillary fees from the Benaissance acquisition.
Expenses
The following table compares selected expense line items within our Health and Employee Benefit Solutions segment:

(in thousands)	2016	2015	Increase
Expense
Salary and other personnel	$61,753	$41,688	48%
Service fees	19,243	$13,607	41%
Occupancy and equipment	6,336	$4,455	42%
Depreciation and amortization	$34,604	$25,625	35%

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
NON-OPERATING INCOME AND EXPENSES
The following table reflects comparative results for certain amounts excluded from operating profit:

(in thousands)	2016	2015	Increase (decrease)
Financing interest expense	(113,418)	(46,189)	146%
Net foreign currency loss	(7,665)	(5,689)	(35)%
Net unrealized gains on interest rate swap agreements	12,908	—	NM
NM - Not Meaningful
Financing interest expense increased $67.2 million in 2016, as compared to 2015. The increase was primarily due to ticking fees incurred for the commitment of funds to finance the acquisition of EFS and higher relative borrowings and effective interest rates under the 2016 Credit Agreement.
Net foreign currency loss increased $2.0 million in 2016, as compared to 2015. In both 2016 and 2015, most prominently in the fourth quarter of each year, we experienced losses from fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the British Pound Sterling, the Euro and the Australian dollar. In 2016, this unfavorable factor was partly offset by recognized foreign currency gains related to intercompany loans resulting from a strengthening of the Euro against the British Pound Sterling.
In November 2016, the Company entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. These derivative instruments do not qualify for hedge accounting. Accordingly, realized and unrealized gains and losses on these derivative instruments affect our net income. During 2016, we recorded an unrealized gain of $12.9 million on these interest rate swap agreements.
INCOME TAXES
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
NON-GAAP FINANCIAL MEASURES
The Company's non-GAAP adjusted net income excludes unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition-related ticking fees, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, gain on divestiture, a one-time vendor settlement, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, reserves for regulatory penalties, adjustments attributed to our non-controlling interest and certain tax related items. In addition, for the three months and year ended December 31, 2017, we have excluded certain impairment charges and asset write-offs as described below.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company's reporting and planning processes and the chief operating decision maker of the Company uses adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company's management excludes in evaluating the Company's performance. Specifically, in addition to evaluating the Company's performance on a GAAP basis, management evaluates the Company's performance on a basis that excludes the above items because:

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

•	Impairment charges and asset write-offs represent non-cash asset write-offs related to the following:

◦	Impairment of certain prepaid services following a strategic decision to in-source certain technology functions.

◦
Impairments of certain payment processing software following the acquisition of AOC and as part of our ongoing platform consolidation strategy, designed to ensure we continue to deliver superior technology to our customers.

These charges do not reflect recurring costs that are relevant to our continuing operations. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company's historical operating results and to other companies in our industry.

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

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, and the non-cash adjustments related to our tax receivable agreement have no significant impact on the ongoing operations of the business.

•
Regulatory reserves reflect charges related to the impact of a regulatory action which resulted in WEX paying a penalty in 2016. We have excluded this item when evaluating our continuing business performance as it is not consistently recurring and does not reflect an expected future operating expense, nor provide insight into the fundamentals of the current or past operations of our business.

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
The following table reconciles net earnings attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
	2017	2016	2015
Net earnings attributable to shareholders	$160,266	$60,637	$101,904
Unrealized (gains) losses on derivative instruments	(1,314)	(7,901)	35,962
Net foreign currency remeasurement (gain) loss	(29,919)	7,665	5,689
Acquisition-related ticking fees	—	30,045	—
Acquisition-related intangible amortization	153,810	97,829	47,792
Other acquisition and divestiture related items	5,000	20,879	4,137
Gain on divestiture	(20,958)	—	(1,215)
Stock-based compensation	30,487	19,742	12,420
Restructuring and other costs	11,129	13,995	9,010
Impairment charges and asset write-offs	44,171	—	—
Vendor settlement	—	15,500	—
Debt restructuring and issuance cost amortization	10,519	12,673	3,097
Non-cash adjustments related to tax receivable agreement	(15,259)	563	(2,145)
Regulatory reserve	—	—	1,750
ANI adjustments attributable to non-controlling interests	(1,563)	(2,583)	4,996
Tax related items	(113,327)	(79,834)	(32,286)
Adjusted net income attributable to shareholders	$233,042	$189,210	$191,111
LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS
We believe that our cash generating capability, financial condition and operations, together with our revolving credit agreement, term loans, and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds, and securitization facilities), will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our cash activities:

	Year ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used for) operating activities	$132,949	$(151,131)	$445,100
Net cash used for investing activities	(163,501)	(1,160,439)	(126,658)
Net cash provided by (used for) financing activities	$359,385	$1,216,081	$(319,538)

2017 Highlights

•
Cash provided by operating activities was primarily due to higher net income adjusted for non-cash charges. This favorable factor was partly offset cash used by accounts receivables, net of associated payables.

•
Cash used by investing activities was due to the acquisition of AOC and capital additions primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers. These impacts were partly offset by the sale of our Telapoint business after determining that its operations did not align with the core strategy of our Fleet business. The AOC acquisition was funded with cash on hand and through the Company's 2016 Credit Agreement.

•	The Company added $100 million of capacity to its revolving line of credit to provide additional liquidity and flexibility.

•
Cash provided by financing activities resulted from increased bank deposits to fund accounts receivable, borrowings under the 2016 Credit Agreement associated with the AOC acquisition and increased third-party bank participation in customer receivables.

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

•
In November 2016, we entered into three forward-fixed interest rate swap agreements to manage the interest rate risk associated with our outstanding variable-interest rate borrowings. Commencing January 2017, the Company receives variable interest of 1-month LIBOR under these swaps and pays fixed rates between 0.896% to 1.125%, reducing a portion of the variability of the future interest payments associated with $800 million of our borrowings.

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

•
On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK, that we did not previously own, for approximately $46 million. The transaction was financed through the Company’s cash on hand and existing credit facility.

•	On January 7, 2015, we sold our operations of rapid! PayCard for $20.0 million, which resulted in a pre-tax gain of $1.2 million.

•
During 2015, we incurred restructuring charges of $9.0 million, of which approximately $1.4 million was paid during the year. These expenses consist of employee termination benefits and third party service fees.

•
During 2015, we had approximately $63 million of capital expenditures. A significant portion of our capital expenditures are for the development of internal-use computer software primarily to enhance product features and functionality in the United States and the development of our global fleet platform. Our capital spending is financed primarily through internally generated funds.

Liquidity
General
In general, our trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the customer agreement are generally subject to late fees based upon the outstanding customer receivable balance. Beginning in the first quarter of 2015, we began to extend revolving credit to certain customers with respect to small fleet receivables. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on a revolving balance. As of December 31, 2017 and 2016, we had approximately $12.2 million and $3.4 million, respectively, of receivables with revolving credit.
At December 31, 2017, approximately 95 percent of the outstanding balance of $2.7 billion of total trade accounts receivable was 29 days or less past due and approximately 97 percent of the outstanding balance of total trade accounts receivable was 59 days or less past due. The outstanding balance is made up of receivables from a wide range of industries. No one customer represented 10 percent of the outstanding receivables balance as of December 31, 2017. One customer represented 11 percent of the outstanding receivables balance as of December 31, 2016.
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $58.7 million and $25.8 million at December 31, 2017 and 2016, respectively. These earnings are considered to be indefinitely reinvested. As discussed in Item 8 - Note 14, Income Taxes, the United States enacted the 2017 Tax Act in December 2017, which impacted undistributed earnings, among other things. The 2017 Tax Act imposes a one time “transition tax” on foreign undistributed earnings, which will be paid with our 2017 U.S. Income Tax Return. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $9.1 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, but would have no further federal income tax liability, except for the difference in the provisional and actual tax. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging between 3 month and three years, with interest rates ranging from 1.00 percent to 2.15 percent as of December 31, 2017, as compared to interest rates ranging from 0.65 percent to 1.35 percent as of December 31, 2016.
As of December 31, 2017, we had approximately $937.7 million of certificates of deposit outstanding at a weighted average interest rate of 1.51 percent, compared to $725.6 million of certificates of deposit outstanding at a weighted average interest rate of 0.96 percent as of December 31, 2016.
WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 1.24 percent to 1.55 percent as of December 31, 2017, as compared to variable interest rates ranging from 0.48 percent to 0.87 percent as of December 31, 2016.
As of December 31, 2017, we had approximately $285.9 million of brokered money market deposits outstanding at a weighted average interest rate of 1.49 percent, compared to $325.5 million of brokered money market deposits at a weighted average interest rate of 0.76 percent as of December 31, 2016.

WEX Bank may issue brokered deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2017, all brokered deposits were in denominations of $250,000 or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $70.2 million and $67.8 million of these deposits on hand at December 31, 2017 and 2016, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $400.0 million and $250.0 million as of December 31, 2017 and 2016 respectively, with no outstanding balance as of December 31, 2017.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provided for a tranche A term loan facility in an original principal amount equal to $455 million, a tranche B term loan facility in an original principal amount equal to $1,200 million, and a $470 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans.
Incremental loans of up to the greater of $375 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test could be made available under the 2016 Credit Agreement upon the request of the Company, subject to specified terms and conditions, including receipt of lender commitments. Effective July 3, 2017, the Company entered into a First Amendment to the 2016 Credit Agreement, which repriced the secured term loans under the 2016 Credit Agreement. The consolidated leverage ratio as defined in the 2016 Credit Agreement (i.e. consolidated funded indebtedness to consolidated EBITDA), was also modified for purposes of calculating the interest rate margin for tranche A term loans and revolving loans and determining compliance with the financial covenant by allowing the Company to exclude up to $75 million of certain corporate cash balances for purposes of determining consolidated funded indebtedness. Effective October 30, 2017, the Company entered into a Second Amendment to the 2016 Credit Agreement, which added $100 million of capacity to its revolving line of credit to provide additional liquidity and flexibility during 2017. Effective January 17, 2018, the Company entered into a Third Amendment to the 2016 Credit Agreement, which further repriced the tranche B term loans under the 2016 Credit Agreement, increased the outstanding amounts on these tranche B term loans from $1.182 billion to $1.335 billion, and made certain other changes to the 2016 Credit Agreement, including increasing the maximum consolidated leverage ratio for the period of December 31, 2018 through September 30, 2019 and upon the occurrence of an acquisition meeting certain specified criteria, permitting the incurrence of unsecured indebtedness as long as the Company is in pro forma compliance with the financial covenants and resetting and amending the test for incremental loans.
Proceeds from the 2016 Credit Agreement were used to pay the cash portion of the purchase price for the EFS acquisition, repay amounts outstanding under the 2014 Credit Agreement (which was superseded by the 2016 Credit Agreement), and pay related fees, expenses and other transaction costs, as well as for working capital and other general corporate purposes.
Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2017.
As of December 31, 2017, we had $136.5 million of outstanding borrowings against our $570.0 million revolving credit facility, which terminates in July of 2021. The combined outstanding debt under our tranche A term loan facility, which expires in July of 2021, and our tranche B term loan facility, which expires in July of 2023, totaled $1.6 billion at December 31, 2017. As of December 31, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.2%.
See Item 8 - Note 13, Financing Debt for further information regarding interest rates, voluntary prepayments rights and principal payments required under our 2014 and 2016 Credit Agreements.
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
WEX Latin America Debt
WEX Latin America had debt of approximately $9.7 million and $30.8 million as of December 31, 2017 and 2016, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. The average interest rate was 21.2 percent and 19.7 percent for the years ended December 31, 2017 and 2016, respectively. This debt is classified in Other debt on the Company’s consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. During the year ended December 31, 2017, the Company increased the funding capacity of these arrangements by $90.0 million to $185.0 million. Associated borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $185.0 million and $95.0 million at December 31, 2017 and 2016, respectively, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs. The commitment will mature in amounts of $85.0 million and $50.0 million on May 30, 2018 and December 31, 2021, respectively, with the remaining $50 million maturing on demand.
Australian Securitization Facility
During the second quarter of 2017, the Company extended an existing securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. through April 2018. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company's Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.53 percent and 2.65 percent as of December 31, 2017 and 2016, respectively. The Company had securitized debt under this facility of approximately $90,000 and $78,600 as of December 31, 2017 and 2016, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The Company had $17.9 million of securitized debt under this facility as of December 31, 2017 at an interest rate of 1.11 percent and $5.7 million of securitized debt under this facility as of December 31, 2016 at an interest rate of 0.95 percent.
WEX Latin America Securitization Facility
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to sell certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. Under the terms of the agreement, the investment fund's purchase price incorporates a discount relative to the face value of the transferred receivables. Additionally, the investment fund compensates WEX Latin America for continuing to service these receivables through their duration, which on average is less than six months.

During 2017, WEX Latin America securitized approximately $49.1 million of receivables to the investment fund for cash proceeds of approximately $43.8 million. This $5.3 million discount is recognized as operating interest in the Company's consolidated statements of income using the effective interest method over the weighted average term of the salary advances. As of December 31, 2017, the Company had approximately $19.0 million of securitized debt under this facility.
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the "Purchasing Bank”) to sell certain of its accounts receivable in order to accelerate the collection of the Company's cash and reduce internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank's credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company's continuing involvement in the factored receivables. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor.
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $574.4 million of receivables under this arrangement during year ended December 31, 2017. Charge-backs on balances in excess of the credit limit during the year ended December 31, 2017 were insignificant.
Other Liquidity Matters
On July 1, 2016, the Company completed the acquisition of EFS for approximately $1.2 billion in cash and 4 million shares of its common stock.
At December 31, 2017, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. During 2016 and 2017, we entered into five interest rate swap contracts that mature between December 2018 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% to 2.212%. See Item 8 – Note 11, Derivative Instruments for more information. See Note 17, Fair Value for more information.
Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement, our outstanding Notes, amounts due to Wyndham Worldwide Corporation (see Note 15, Tax Receivable Agreement, in Part II, Item 8) as part of our tax receivable agreement, and various facilities lease agreements.
As of December 31, 2017, we also had $27.5 million in letters of credit outstanding. At December 31, 2017, we had $1,707.1 million of borrowed funds, and $406.0 million available under the 2016 Credit Agreement, subject to the covenants as described above.
We currently have authorization from our Board to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of December 31, 2017. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below. Our fuel price derivatives were entered into to mitigate the volatility that domestic fuel prices introduce to our revenue streams. These derivatives restricted a portion of our fuel price exposure to a collar range, established at the time the fuel price derivatives were purchased. During the fourth quarter of 2014, we suspended purchases under our fuel derivatives program due to unusually low prices in the commodities market. After the first quarter of 2016, we were no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate our alternatives as it relates to this hedging program.
Management believes that we can adequately fund our cash needs for at least the next 12 months.

Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2017, for the periods specified:

(in thousands)	2018	2019	2020	2021	2022 and Thereafter	Total
Operating Lease Obligations(a)	$13,559	$9,903	$8,532	$8,093	$16,948	$57,035
Debt Obligations
Term Loans	34,750	34,750	34,750	364,625	1,134,000	1,602,875
Interest payments on term loans(b)	66,330	64,876	63,423	57,370	72,948	324,947
$400 million notes offering	—	—	—	—	400,000	400,000
Interest on $400 million notes offering	19,000	19,000	19,000	19,000	20,583	96,583
Other debt(c)	194,737	—	—	—	—	194,737
Securitization facility(d)	126,901	—	—	—	—	126,901
Other Commitments
Certificates of deposit	630,879	220,353	86,512	—	—	937,744
Minimum volume purchase commitments(e)	181,428	181,428	—	—	—	362,856
Tax receivable agreement(f)	9,682	8,698	1,893	—	—	20,273
Other(g)	2,500	2,500	2,500	2,500	3,300	13,300
Total	$1,279,766	$541,508	$216,610	$451,588	$1,647,779	$4,137,251
(a) Operating leases – We lease office space, office equipment and computer equipment under long-term operating leases, which are recorded in occupancy and equipment or technology leasing and support. See Item 8 - Note 18, Commitments and Contingencies for more information.
(b) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2017. See Item 8 - Note 13, Financing Debt for more information.
(c) Other debt – This amount consists of participation debt at WEX Bank and debt balances at one of the Company's subsidiaries. Interest payments due were not included as the amount was not material.
(d) Securitization facility – Interest payments due on the securitization facility are not included as the amount was not material.
(e) Minimum volume purchase commitments – One of the Company's subsidiaries is required to purchase a minimum amount of fuel from their suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. Starting in 2020, annual volume commitments reset based on prior year volume purchased. The table above represents the Company's annual penalty assuming we purchase no fuel under these commitments after December 31, 2017.
(f) Tax receivable agreement – As a consequence of the Company’s separation from its former parent company in 2005, the tax basis of the Company’s net tangible and intangible assets increased, reducing the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company is contractually obligated to remit a portion of any such cash savings to a third party. The estimate of payments owed is reflected as Amounts due under tax receivable agreement on the consolidated balance sheets. See Item 8 - Note 15, Tax Receivable Agreement for more information.
(g) Other – This amount is comprised of future payments due for contractually obligated outsourced information technology services.
Uncertain tax liabilities – The Company has excluded $5,037 in gross unrecognized tax benefits as of December 31, 2017 from the table above due to the uncertainty about the timing of payments to the taxing authority.

Off-balance Sheet Arrangements
In addition to the operating leases included in the table above, we have the following off-balance sheet arrangements as of December 31, 2017:

•
Extension of credit to customers – We have entered into commitments to extend credit in the ordinary course of business. We had approximately $6.3 billion of unused commitments to extend credit at December 31, 2017, as part of established customer agreements. These amounts may increase or decrease during 2018 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized; therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We can adjust most of our customers’ credit lines at our discretion at any time. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit – As of December 31, 2017, we had $27.5 million outstanding in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

•	Accounts receivable factoring – See Item 8 - Note 12, Off-Balance Sheet Arrangements for further information.

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
The reserve for losses relating to accounts receivable represents management’s estimate of the losses inherent in the Company’s outstanding portfolio of receivables, including losses from skimming fraud. The reserve for credit losses reduces the Company’s accounts receivable balances as reported in its financial statements to the net realizable value.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2017, we have estimated a reserve for credit losses which is 1.18 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $12.8 million. As of December 31, 2017, 2016 and 2015, our reserve for credit losses in an annual period has ranged from 0.91 percent to 1.18 percent of the total receivable balance.

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

In the fourth quarter of 2017, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units. For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have three reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value of a reporting unit is primarily based on discounted estimated future cash flows. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, working capital needs, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

Non-goodwill intangible assets are considered non-recoverable if the carrying amount exceeds the sum of undiscounted cash flows expected to result from the use of the assets. The recoverability test is based on management’s intended use of the assets. If the asset fails the recoverability test, impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under FASB Accounting Standards Codification (“ASC”) 820 - Fair Value Measurements and Disclosures, are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

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

As of December 31, 2017, the Company had an aggregate of approximately $3,030 million on its consolidated balance sheet related to goodwill and intangible assets of acquired entities. The results of our goodwill impairment test indicate an excess of estimated fair value over the carrying amount for each of our reporting units by a range of approximately $90 million to $2.5 billion. Although no reporting units are deemed at risk of impairment as of December 31, 2017, the potential for impairment exists in the future should actual results deteriorate versus our current expectations.

Income Taxes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as a line item on the consolidated balance sheet. All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We must also assess the likelihood that the deferred tax assets will be realized.

To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we generally record a corresponding income tax expense in the consolidated statement of income in the period of the change. Conversely, to the extent circumstances indicate that realization is more likely than not, the valuation allowance is decreased to the amount realizable, which generates an income tax benefit.

Management must make judgments to determine income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Changes in our estimates occur periodically due to changes in tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Significant judgment is required in determining valuation allowances. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. In establishing a liability for unrecognized tax benefits, assumptions are made in determining whether, and to what extent, a tax position may be sustained.  It requires significant management judgment regarding applicable statutes and their related interpretation as they apply to our particular facts and circumstances.

Although we believe that our income tax related judgments and estimates are reasonable, it is possible that our actual results could be different than what we expected, and we may be exposed to a material change in our total income tax expense, tax-related balances, or valuation allowances. Upon income tax audit, any unfavorable tax settlement may require use of our cash and result in an increase in our effective tax rate in the period of settlement. A favorable tax settlement could be recognized as a reduction in our effective tax rate in the period of settlement.

New Accounting Standards
See Item 8 – Note 2, “Recent Accounting Pronouncements” for recently issued accounting standards that have not yet been adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Interest Rate Risk
2016 Credit Agreement
At December 31, 2017, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. During 2016 and 2017, we entered into five interest rate swap contracts that mature between December 2018 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% to 2.212%. See Item 8 – Note 11, Derivative Instruments for more information.
Deposits
At December 31, 2017, WEX Bank had deposits (includes certificates of deposits, interest bearing money market deposits and participation debt) outstanding of $1.2 billion. The deposits are generally short-term in nature. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2017 remain constant. Actual results may differ materially.

2018 impact of 1.00% increase in interest rates
2016 Credit Agreement	$4,378
Participation agreements	1,850
Certificates of deposits	3,538
Money market deposits	2,766
Foreign Currency Risk
Our exposure to foreign currency fluctuation is due to our financial statements being presented in U.S. dollars and our foreign subsidiaries transacting in currencies other than the U.S. dollar, which results in gains and losses that are reflected in our consolidated statements of operations. We currently do not utilize hedging instruments to mitigate these risks. However, growth in our international operations increases this exposure and we may initiate strategies to hedge certain foreign currency risks in the future.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 1, 2018

We have served as the Company's auditor since 2003

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$508,072	$190,930
Accounts receivable (net of allowances of $30,207 in 2017 and $21,454 in 2016)	2,527,840	2,054,701
Securitized accounts receivable, restricted	150,235	97,417
Income taxes receivable	—	10,765
Available-for-sale securities	23,358	23,525
Property, equipment and capitalized software (net of accumulated depreciation of $264,928 in 2017 and $228,336 in 2016)	163,908	167,278
Deferred income taxes, net	7,752	6,934
Goodwill	1,876,132	1,838,441
Other intangible assets (net of accumulated amortization of $392,827 in 2017 and $254,142 in 2016)	1,154,047	1,265,468
Other assets	327,831	341,638
Total assets	$6,739,175	$5,997,097
Liabilities and Stockholders’ Equity
Accounts payable	$811,362	$617,118
Accrued expenses	323,222	331,579
Income taxes payable	1,076	—
Deposits	1,293,854	1,118,823
Securitized debt	126,901	84,323
Revolving line-of-credit facility and term loans, net	1,707,064	1,599,291
Deferred income taxes, net	119,283	152,906
Notes outstanding, net	396,269	395,534
Other debt	194,737	125,755
Amounts due under tax receivable agreement	20,273	47,302
Other liabilities	24,576	18,719
Total liabilities	5,018,617	4,491,350
Commitments and contingencies (Note 18)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,352 shares issued in 2017 and 47,173 in 2016; 43,022 shares outstanding in 2017 and 42,841 in 2016	473	472
Additional paid-in capital	569,319	547,627
Retained earnings	1,404,683	1,244,271
Accumulated other comprehensive loss	(90,795)	(122,839)
Treasury stock at cost; 4,428 shares in 2017 and 2016	(172,342)	(172,342)
Total WEX Inc. stockholders' equity	1,711,338	1,497,189
Non-controlling interest	9,220	8,558
Total stockholders’ equity	1,720,558	1,505,747
Total liabilities and stockholders’ equity	$6,739,175	$5,997,097
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues
Payment processing revenue	$569,166	$520,619	$495,869
Account servicing revenue	276,570	211,012	156,693
Finance fee revenue	187,582	138,940	88,993
Other revenue	217,230	147,889	113,082
Total revenues	$1,250,548	$1,018,460	$854,637
Expenses
Salary and other personnel	363,444	286,298	234,564
Restructuring	7,139	7,486	9,010
Service fees	149,137	173,052	138,844
Provision for credit losses	61,148	33,348	22,825
Technology leasing and support	52,179	47,602	41,315
Occupancy and equipment	27,729	25,820	20,618
Depreciation and amortization	203,724	141,651	83,077
Operating interest expense	24,482	12,386	5,628
Cost of hardware and equipment	4,314	3,122	3,236
Impairment charges and asset write-offs	44,171	—	—
Gain on divestitures	(20,958)	—	(1,215)
Other	94,769	92,567	67,942
Total operating expenses	1,011,278	823,332	625,844
Operating income	239,270	195,128	228,793
Financing interest expense	(107,067)	(113,418)	(46,189)
Net foreign currency gain (loss)	29,919	(7,665)	(5,689)
Net unrealized gains on interest rate swap agreements	1,314	12,908	—
Net realized and unrealized gains on fuel price derivatives	—	711	5,848
Non-cash adjustments related to tax receivable agreement	15,259	(563)	2,145
Income before income taxes	178,695	87,101	184,908
Income taxes	19,525	29,625	75,296
Net income	159,170	57,476	109,612
Less: Net loss from non-controlling interests	(1,096)	(3,161)	(1,705)
Net earnings attributable to WEX Inc.	160,266	60,637	111,317
Accretion of non-controlling interest	—	—	(9,413)
Net earnings attributable to shareholders	$160,266	$60,637	$101,904
Net earnings attributable to WEX Inc. per share:
Basic	$3.73	$1.49	$2.63
Diluted	$3.72	$1.48	$2.62
Weighted average common shares outstanding:
Basic	42,977	40,809	38,771
Diluted	43,105	40,914	38,843
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$159,170	$57,476	$109,612
Changes in available-for-sale securities, net of tax benefit of $3 in 2017, $144 in 2016 and $49 in 2015	(5)	(251)	(83)
Foreign currency translation	33,692	(19,855)	(49,952)
Comprehensive income	192,857	37,370	59,577
Less: Comprehensive income (loss) attributable to non-controlling interest	547	(3,879)	(7,979)
Comprehensive income attributable to WEX Inc.	$192,310	$41,249	$67,556
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2014	43,021	$430	$179,077	$(50,581)	$(150,331)	$1,081,730	$17,396	$1,077,721
Stock issued upon exercise of stock options	3	—	33	—	—	—	—	33
Tax benefit from stock options and restricted stock units	—	—	650	—	—	—	—	650
Stock issued upon vesting of restricted and deferred stock units	55	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	9,140	—	—	—	—	9,140
Purchase of shares of treasury stock	—	—	—	—	(22,011)	—	—	(22,011)
Changes in available-for-sale securities, net of tax benefit of $49	—	—	—	(83)	—	—	—	(83)
Adjustment of redeemable non-controlling interest	—	—	(13,927)	(9,108)	—	(9,413)	—	(32,448)
Foreign currency translation	—	—	—	(43,679)	—	—	(2,063)	(45,742)
Net income (loss)	—	—	—	—	—	111,317	(2,896)	108,421
Balance at December 31, 2015	43,079	431	174,972	(103,451)	(172,342)	1,183,634	12,437	1,095,681
Stock issued upon exercise of stock options	21	—	300	—	—	—	—	300
Tax deficiency from stock options and restricted stock units	—	—	(100)	—	—	—	—	(100)
Stock issued upon vesting of restricted and deferred stock units	61	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	—	—	17,543	—	—	—	—	17,543
Stock issued for July 1, 2016 purchase of EFS	4,012	40	354,913	—	—	—	—	354,953
Changes in available-for-sale securities, net of tax benefit of $144	—	—	—	(251)	—	—	—	(251)
Foreign currency translation	—	—	—	(19,137)	—	—	(718)	(19,855)
Net income (loss)	—	—	—	—	—	60,637	(3,161)	57,476
Balance at December 31, 2016	47,173	472	547,627	(122,839)	(172,342)	1,244,271	8,558	1,505,747
Cumulative-effect adjustment [1]	—	—	—	—	—	261	—	261
Other	—	—	—	—	—	(115)	115	—
Stock issued upon exercise of stock options	12	—	733	—	—	—	—	733
Stock issued upon vesting of restricted and deferred stock units	166	1	(1)	—	—	—	—	—
Stock-based compensation, net of share repurchases for tax withholdings	1	—	20,960	—	—	—	—	20,960
Changes in available-for-sale securities, net of tax benefit of $3	—	—	—	(5)	—	—	—	(5)
Foreign currency translation	—	—	—	32,049	—	—	1,643	33,692
Net income	—	—	—	—	—	160,266	(1,096)	159,170
Balance at December 31, 2017	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,404,683	$9,220	$1,720,558
1 Includes the impact of modified retrospective transition as part of the Company's ASU 2016-09 adoption to recognize previously disallowed excess tax benefits that increased a net operating loss.
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$159,170	$57,476	$109,612
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain)	8,109	(26,478)	16,201
Stock-based compensation	30,487	19,742	12,420
Depreciation and amortization	203,724	141,651	83,077
Ticking fees expensed	—	30,045	—
Debt restructuring and debt issuance cost amortization	7,957	12,673	3,097
Gain on divestiture	(20,958)	—	(1,215)
Deferred income taxes	(888)	19,499	37,359
Provision for credit losses	61,148	33,348	22,825
Impairment charges and asset write-offs	44,171	—	—
Non-cash adjustments related to tax receivable agreement	(15,259)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(542,017)	(436,071)	199,717
Other assets	503	(63,730)	(17,653)
Accounts payable	194,542	75,807	(33,201)
Accrued expenses	(2,378)	1,669	16,594
Income taxes	11,507	(14,614)	10,687
Other liabilities	4,900	8,086	(2,322)
Amounts due under tax receivable agreement	(11,769)	(10,234)	(12,098)
Net cash provided by (used for) operating activities	132,949	(151,131)	445,100
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(79,276)	(61,799)	(63,491)
Purchases of available-for-sale securities	(474)	(5,853)	(349)
Maturities of available-for-sale securities	631	495	594
Acquisitions and investment, net of cash	(114,282)	(1,089,282)	(80,677)
Acquisition of an intangible asset	—	(4,000)	—
Proceeds from divestitures	29,900	—	17,265
Net cash used for investing activities	(163,501)	(1,160,439)	(126,658)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	597	650
Repurchase of share-based awards to satisfy tax withholdings	(9,527)	(2,200)	(2,392)
Proceeds from stock option exercises	733	300	33
Net change in deposits	173,052	248,926	(107,345)
Net activity on other debt	68,525	62,474	(435)
Borrowings on revolving line-of-credit facility	4,367,168	3,505,732	2,203,027
Repayments on revolving line-of-credit facility	(4,239,241)	(3,707,248)	(2,402,118)
Borrowings on term loans	—	1,643,000	—
Repayments on term loans	(34,750)	(476,126)	(27,500)
Loan origination fees	(985)	(40,868)	—
Net change in securitized debt	34,410	3,665	84,571
Ticking fees paid	—	(22,171)	—
Purchase of redeemable non-controlling interest	—	—	(46,018)
Purchase of shares of treasury stock	—	—	(22,011)
Net cash provided by (used for) financing activities	359,385	1,216,081	(319,538)
Effect of exchange rates on cash and cash equivalents	(11,691)	6,430	(3,678)
Net change in cash and cash equivalents	317,142	(89,059)	(4,774)

Cash and cash equivalents, beginning of year	190,930	279,989	284,763
Cash and cash equivalents, end of year	$508,072	$190,930	$279,989
Supplemental cash flow information
Interest paid	$128,888	$116,272	$49,032
Income taxes paid	$6,679	$23,946	$27,186
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$4,596	$10,900	$5,446
Issuance of common stock in a business combination	$—	$354,953	$—
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, "we" or "our”) is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide their customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners.
Basis of Presentation
The accompanying consolidated financial statements of the Company for the years ended December 31, 2017, 2016 and 2015, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties or funds required to be maintained on hand under certain vendor agreements. This restricted cash, which is not available to fund the Company’s operations, totaled $18,866 and $22,412 as of December 31, 2017 and 2016, respectively, and is classified in other assets on the Company’s consolidated balance sheets. We maintain an offsetting liability against restricted cash collected and remitted on behalf of our customers.
Accounts Receivable, Net of Allowances
Accounts receivable is stated at net realizable value. The balance includes a reserve for credit losses which reflects management’s estimate of uncollectable balances resulting from credit and fraud losses. Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. The reserve for credit losses is established based on the determination of the amount of expected credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, changes in customer payment patterns, economic trends, geography and other information in order to make judgments as to probable credit losses. Management also uses historical charge off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above. The balance also includes a reserve for waived finance fees, which is used to maintain customer goodwill and recorded against the late fee revenue recognized.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Available-for-sale Securities
The Company records certain investments as available-for-sale securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported on the consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on securities classified as available-for-sale are included in other revenue. Available-for-sale securities held by the Company were purchased and are held by WEX Bank in order to meet the requirements of the Community Reinvestment Act.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest and foreign currency exchange rate volatility. The Company's derivative instruments are recorded at fair value on the consolidated balance sheets. The Company’s derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives shown below.
Below are the estimated useful lives for assets placed in service during 2017 and beyond:

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Internal-use computer software	1.5 to 7 years
Computer software	3 years
Leasehold improvements(a)	up to 5 years
(a) Leasehold improvements are primarily depreciated using the straight-line method over the lesser of the useful life of the asset or the remaining lease term.
Capitalized Software
The Company develops software that is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Costs incurred during the preliminary project stage are expensed as incurred. Software development costs are capitalized during the application development stage. Capitalization begins when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Costs related to maintenance of internal-use software are expensed as incurred. Software development costs are amortized using the straight-line method over the estimated useful life of the software.
Below are the amounts of internal-use software capitalized and amortized:

	Year ended December 31,
	2017	2016	2015
Amounts capitalized for internal-use computer software (including work-in-process)	$50,682	$55,379	$52,218
Amounts expensed for amortization of internal-use computer software	$32,582	$27,581	$20,316
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to the reporting unit's implied fair value. The Company's annual goodwill and intangible asset impairment tests performed as of October 1, 2017, 2016 and 2015 did not identify any impairment.
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
Impairment and Disposals of Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a dramatic change in the manner the asset is intended to be used, indicate the carrying amount of the asset may not be recoverable. The Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value is required.
During 2017, the Company impaired certain software currently under development for payment processing and prepaid services related to technology outsourcing as these items were determined to have no future benefit. See Note 22, Impairment and Restructuring Activities, for further discussion. The Company did not recognize any significant impairment expense on the Company’s assets during the years ended December 31, 2016 and 2015. Disposals in the ordinary course of business are recorded in occupancy and equipment in the consolidated statements of income.
Fair Value of Financial Instruments
The Company holds mortgage-backed securities, fixed-income securities, derivatives (see Note 11, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
Revenue Recognition
The majority of the Company’s revenues are comprised of transaction-based fees, which are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. The Company recognizes revenues when persuasive evidence of an arrangement exists, the products and services have been provided to the client, the sales price is fixed or determinable and collectability is reasonably assured.
The Company generally records revenue net of costs based on the following criteria: (i) the Company is not the primary obligor in the arrangement; (ii) the Company has no inventory risk; (iii) the Company does not have reasonable latitude with respect to establishing the price for the product; (iv) the Company does not make any changes to the product or have any involvement in the product specifications; and, (v) the amount the Company earns for its services is fixed, within a limited range.
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
Payment Processing Revenue. Revenue consists of transaction fees as well as interchange income:

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

•	In Europe, our fleet payment processing revenue is specifically derived from the difference between the negotiated price of the fuel from the supplier and the agreed upon price paid by the fleets.

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
Finance Fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using a stated late fee rate based on

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

the entire balance outstanding from the customer or a minimum, whichever is higher. On occasion, these fees are waived to maintain customer goodwill. The Company’s established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to approximately $16,900, $10,900 and $6,000 in 2017, 2016 and 2015, respectively. The Company engages in factoring, the purchase of accounts receivable from a third party at a discount. Revenue earned in this transaction is recorded in finance fees. We also recognize fees for interest associated with the Company’s fuel desk product and revenue earned on the Company’s foreign salary advance product.
Other. The Company earns transaction fees, which are principally based on the number of transactions processed; however, the fees may be a percentage of the total transaction amount. These fees are recognized at the time the transaction is captured.
The Company assesses fees for providing ancillary services, such as information products and services, professional services and marketing services. Other revenues also include international settlement fees, fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers. Service related revenues are recognized in the period that the work is performed.
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
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company estimates the fair value of service-based stock option awards and market performance-based stock option awards on the grant date using a Black-Scholes-Merton valuation model and a Monte Carlo simulation model, respectively. The fair value of Restricted Stock Units (“RSUs”), including Performance Based Restricted Stock Units (“PBRSUs”), is determined and fixed on the grant date based on the Company's stock price.
Stock-based compensation expense is net of estimated forfeitures and is recorded over each award's requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of market performance-based stock options and PBRSUs.
Stock-based compensation is recorded in salary and other personnel expense in the consolidated statements of income.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2017, 2016 and 2015, advertising expense was $17,141, $14,864 and $12,891, respectively.
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
Earnings per Share
Basic earnings per share is computed by dividing net earnings attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units (“DSUs”) outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested RSUs and DSUs and unvested PBRSUs for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the total unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company's common stock at the average market price during the period. Prior to the January 2017 adoption of ASU 2016-09, the treasury stock method also included excess tax benefits in its proceeds calculation.
The following table summarizes net earnings attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
	2017	2016	2015
Net earnings attributable to shareholders	$160,266	$60,637	$101,904

Weighted average common shares outstanding – Basic	42,977	40,809	38,771
Dilutive impact of share based compensation awards	128	105	72
Weighted average common shares outstanding – Diluted	43,105	40,914	38,843
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
Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of the Company's cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency gain (loss) in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss. In addition, gains and losses associated with the Company's foreign currency exchange derivatives are recorded in net foreign currency gain (loss) in the consolidated statements of income.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments pertaining to the net investment in foreign operations. Amounts are recognized net of tax to the extent applicable. Realized gains or losses on securities transactions are classified as non-operating in the consolidated statements of income.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2017
Accounting Standards Update (“ASU”) 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This standard simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and classification in the statement of cash flows.
January 1, 2017
Prior to the adoption of this guidance, the Company used the "with and without" method to determine when excess tax benefits were realized. As a result of certain US net operating loss carryforwards, excess tax benefits to date have not reduced taxes paid and therefore were not previously recognized in our financial statements.
This standard required prospective recognition of all the tax effects related to share-based payments in the income statement. The impact of adoption was recorded as a cumulative effect adjustment to retained earnings of $261. For the year ended December 31, 2017, the Company recognized approximately $1,600 of excess tax benefits within our income tax provision. The Company has elected to prospectively classify these excess tax benefits as cash flows from operating activities effective January 1, 2017. The Company will continue to estimate the number of awards expected to vest, rather than electing to account for forfeitures as they occur. Adoption of this standard has not impacted the Company's minimum statutory tax withholding practices.

ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if there is no change to the award’s fair value, vesting conditions and classification as an equity or liability instrument.
		The Company elected to early adopt this standard effective July 1, 2017.	The adoption has not impacted the Company's consolidated financial statements and related disclosures.
Not Yet Adopted as of December 31, 2017

ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash
This standard clarifies the classification and presentation of restricted cash in the statement of cash flows. The statement of cash flows must explain the change during the period in the total of cash and cash equivalents and amounts described as restricted cash or cash equivalents.

The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and requires retrospective application to all periods presented. Early adoption is permitted.

Upon adoption, restricted cash will be included in cash and restricted cash equivalents when reconciling the beginning of year and end of year amounts presented on the consolidated statements of cash flows. Restricted cash totaled $18,866 and $22,412 as of December 31, 2017 and 2016, respectively, and is recorded in other assets on the consolidated balance sheets.

ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount.
		The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.	The Company is evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
ASU 2016-02 Leases (Topic 842)
This standard increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required.

The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period.

When transitioning, the standard requires leases to be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach.
The Company is evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This standard requires equity investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income.
		The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.	The Company is evaluating the impact the pronouncement will have on the consolidated financial statements and related disclosures.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
This standard supersedes most existing revenue recognition guidance under GAAP. The new revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard on January 1, 2018. The guidance permits two methods of adoption: full retrospective approach, which requires an entity to restate each prior period that is reported in the financial statements and modified retrospective approach, which requires a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. The Company adopted the standard using the modified retrospective method.

Topic 606 does not apply to rights or obligations associated with financial instruments (e.g. interest income), including the Company’s finance fee and interest income from banking relationships and cardholders. In addition, fees associated with cardholder arrangements are outside the scope of Topic 606. As a result of detailed analysis, management has determined that approximately 30 percent of consolidated revenues for the year ended December 31, 2017 are outside the scope of Topic 606.
The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014-09. The Company has determined there will be two significant changes in the classification on our consolidated statement of income which will impact reported total revenues and operating expenses but have no impact on income from operations.
•
Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the cost to obtain a contract guidance. As a result, these amounts, which were previously presented net of revenues, will be reflected as a selling expense going forward. Based on 2017 results, this change would have increased both reported revenues and expenses by approximately $52,000.
•
Network fees paid to Visa and MasterCard by all three of our segments, which have previously been presented within service fees expense, will be presented net of revenue going forward. Based on 2017 results, this change would have reduced both reported revenues and expenses by approximately $24,000. The majority of network fee expenses are incurred by our Travel and Corporate Solutions segment.
•
Under the new guidance certain costs to obtain a contract, such as sales commissions are to be capitalized and amortized over the life of the contract, with a practical expedient available for contracts under one year in duration. We have evaluated our worldwide sales commission structure and determined that the vast majority of commission expense will continue to be expensed. In 2017, we incurred approximately $1,000 of sales commissions which meet the criteria for capitalization under the new guidance.
Except for the items mentioned above, we have determined that the timing and measurement of revenue associated with the Company’s transaction processing services, including discount and interchange and other transaction processing fees, will not be significantly impacted by the new standard. As such, we estimate that applying the modified retrospective method to outstanding contracts as of our January 1, 2018 implementation date will have an immaterial cumulative effect on the opening balance of 2018 retained earnings.
The Company has implemented changes to its accounting policies, business processes and internal controls to support the recognition, measurement and disclosure requirements under the new standard.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

3.	Business Acquisitions and Other Intangible Asset Acquisitions
The Company incurred and expensed costs directly related to completed acquisitions of $956, $19,168 and $342 in 2017, 2016 and 2015, respectively, which are included primarily within service fees in the consolidated statements of income.
AOC
Effective October 18, 2017, the Company acquired certain assets and assumed certain liabilities of AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc. (collectively “AOC”), an industry leader in commercial payments technology. The acquisition of AOC, a longstanding technology provider for our virtual card product, will broaden the Company's capabilities, increase our pool of employees with payments platform expertise and allow the Company to evolve with the needs of its customers and partners through the use of AOC’s payments processing technology platforms.
The Company purchased AOC for $129,828, which was funded with cash on hand and through borrowings under the 2016 Credit Agreement. The Company records adjustments to the assets acquired and liabilities assumed throughout the measurement period, which may be up to one year from the acquisition date. The Company has obtained information to assist in determining the fair values of certain assets acquired and liabilities assumed since the acquisition, resulting primarily in the recording of other intangible assets and goodwill. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition. The goodwill and intangible assets recorded from this business combination were assigned to our Travel and Corporate Solutions segment.
The Company has not finalized the purchase accounting and is currently evaluating the tax basis and the allocation of book basis to the assets acquired and liabilities assumed in this business combination. Specifically, the Company is still reviewing the valuation as well as performing procedures to verify the completeness and accuracy of the data used in the independent valuation for intangible assets identified in the table below. Additionally, we are assessing the value of acquired in-process research and development software. The preliminary estimates could change significantly upon completion of this evaluation. The goodwill recognized in this business combination will be deductible for income tax purposes.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

As Reported December 31, 2017
Total consideration	$129,828
Less:
Cash	15,546
Accounts receivable	4,171
Property and equipment	2,530
Customer relationships(a)	15,000
Developed technologies(b)	24,100
Trademarks and trade names(c)	1,460
Other liabilities	(685)
Recorded goodwill	$67,706
(a) Weighted average life – 8.9 years.
(b) Weighted average life – 3.4 years.
(c) Weighted average life – 4.0 years.
(a) (b) (c) The weighted average life of these amortized intangible assets is 5.4 years.
Since the acquisition date, the operations of AOC contributed net revenues of approximately $6,685 and net loss before taxes of approximately $620 during 2017. No pro forma information has been included in these financial statements as the operations of AOC for the period that they were not part of the Company are not material to the Company's revenues, net income and earnings per share.

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
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355,000 based on the July 1, 2016 closing price of the Company's common stock on the NYSE. This represented approximately 9.4 percent of the Company's outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1,182,000, and was funded with amounts received under the 2016 Credit Agreement described further in Note 13, Financing Debt. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1,444,000, net of approximately $93,000 in cash acquired.
The Company obtained information to determine the fair values of certain assets acquired and liabilities assumed throughout the one year measurement period and recorded adjustments to the assets acquired and liabilities assumed, resulting in the recording of other intangible assets and goodwill as described below. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition. The Company finalized the EFS purchase accounting in the second quarter of 2017.
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
The following represents the components and final allocation of the purchase price:

	As Reported December 31, 2016	Measurement Period Adjustments	As Reported, Final
Total consideration, net of cash acquired	$1,444,235	$—	$1,444,235
Less:
Accounts receivable	162,684	—	162,684
Property and equipment	2,387	1	2,388
Customer relationships(a)(b)	842,700	(1,300)	841,400
Developed technologies(a)(c)	32,120	—	32,120
Trademarks and trade names(a)(d)	13,700	—	13,700
Deferred income tax assets	34,992	6,352	41,344
Other assets	—	739	739
Accounts payable	(153,777)	248	(153,529)
Accrued expenses	(128,267)	9,361	(118,906)
Deferred income tax liabilities	(91,194)	28,071	(63,123)
Recorded goodwill(a)	$728,890	$(43,472)	$685,418
(a) $1,235,331 in goodwill and other intangible assets recorded from this business combination were allocated to our Fleet Solutions segment, the remaining $337,307 was allocated to our Travel and Corporate Solutions segment.
(b) Weighted average life – 8.1 years.
(c) Weighted average life – 2.0 years.
(d) Weighted average life – 7.7 years.
(b) (c) (d) The weighted average life of these amortized intangible assets is 7.9 years.
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results have been calculated after applying the Company's accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and related income tax results assuming they were applied and incurred since January 1, 2015. In addition, non-recurring costs that were incurred in 2016 and are directly attributable to the acquisition have been reflected in pro forma results for the year ended December 31, 2015. Such adjustments include $19,168 of transaction costs and $7,074 of expenses

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

incurred as part of the July 2016 debt modification and extinguishment, net of the related income tax results. The pro forma results of operations do not include any cost savings or other synergies that may result from the acquisition or any estimated integration costs that have been or will be incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. Subsequent to the July 1, 2016 acquisition date, the operations of EFS contributed revenues of approximately $83,300 and net income before taxes of approximately $5,800 to the Company's 2016 consolidated statement of income.
The following represents unaudited pro forma operational results as if the acquisition had occurred as of January 1, 2015:

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
Since the acquisition date, the operations of Benaissance contributed net revenues of approximately $2,085 and net income of approximately $399 during 2015. The results of operations for Benaissance are presented in the Company's Health and Employee Benefit Solutions segment.
The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired:

Consideration paid (net of cash acquired)	$80,677
Less:
Accounts receivable	1,594
Other tangible assets and liabilities, net	314
Acquired software and developed technology(a)	10,300
Customer relationships(b)	27,700
Trade name(c)	1,500
Recorded goodwill	$39,269
(a) Weighted average life – 5.0 years.
(b) Weighted average life – 7.6 years.
(c) Weighted average life – 8.1 years
(a) (b) (c) The weighted average life of these amortized intangible assets is 6.9 years.
No pro forma information has been included in these financial statements as the operations of Benaissance for the period that they were not part of the Company are not material to the Company's revenues, net income and earnings per share.
Acquisition of remaining 49% of UNIK
On August 31, 2015, the Company acquired the remaining 49 percent ownership in UNIK for $46,018.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

4.	Divestitures
Telapoint
During the year ended December 31, 2017, the Company sold $8,942 in net assets of its Telapoint business for proceeds of $29,900, subject to a working capital adjustment. The sale resulted in a pre-tax book gain of $20,958. Costs incurred related to this divestiture were immaterial. Prior to the sale, the Telapoint business was assigned to our North American Fleet reporting unit, which is included within our Fleet Solutions reportable segment.
The divestiture was not material to the Company's annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its operations.
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
The Company extends revolving credit to certain small fleet customers. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $12,200 and $3,400 in receivables with revolving credit balances as of December 31, 2017 and 2016, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances from customers across a wide range of industries, which are collectively evaluated for impairment. No one customer represented 10 percent or more of the outstanding receivables balance as of December 31, 2017. One customer represented 11 percent of the outstanding receivables balance as of December 31, 2016. The following table presents the outstanding balance of accounts receivable that are less than 60 days past due, in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2017	2016
29 days or less past due	95%	93%
59 days or less past due	97%	98%
Reserves for Accounts Receivable
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents changes in the accounts receivable allowances:

	Year ended December 31,
	2017	2016	2015
Balance, beginning of year	$21,454	$14,672	$14,627
Provision for credit losses[1]	61,148	33,348	22,825
Charges to other accounts[2]	16,869	10,166	6,155
Charge-offs	(77,229)	(43,309)	(33,885)
Recoveries of amounts previously charged-off	7,526	6,201	5,202
Currency translation	439	376	(252)
Balance, end of year	$30,207	$21,454	$14,672
1 During 2017, the majority of the increase relates to higher incidences of magnetic stripe card skimming fraud.
2 The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

6.	Investments
Available-for-sale Securities
The Company’s available-for-sale securities as of December 31, 2017 and 2016, are presented below:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
2017
Mortgage-backed securities	$325	$4	$24	$305
Asset-backed securities	350	—	5	345
Municipal bonds	539	1	6	534
Equity securities(b)	22,888	—	714	22,174
Total available-for-sale securities	$24,102	$5	$749	$23,358
2016
Mortgage-backed securities	$498	$15	$23	$490
Asset-backed securities	650	—	2	648
Municipal bonds	697	1	16	682
Equity securities(b)	22,414	—	709	21,705
Total available-for-sale securities	$24,259	$16	$750	$23,525

(a) The Company’s techniques used to measure the fair value of its investments are discussed in Note 17, Fair Value.
(b) Excludes $6,798 and $5,673 in equity securities designated as trading as of December 31, 2017 and 2016, respectively, included in other assets on the consolidated balance sheets. See Note 16, Employee Benefit Plans for additional information.
The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. The amount of available-for-sale securities that have been in a continuous unrealized loss position for more than twelve months is insignificant. The Company’s management has determined that these gross unrealized losses at December 31, 2017 and 2016 are temporary in nature.
The Company had maturities of available-for-sale securities of $631, $495 and $594 for the years ended December 31 2017, 2016 and 2015, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The maturity dates of the Company’s available-for-sale securities are as follows:

	December 31,
	2017		2016
	Cost	Fair Value	Cost	Fair Value
Due after 1 year through year 5	$—	$—	$165	$165
Due after 5 years through year 10	390	385	529	529
Due after 10 years	499	494	653	636
Mortgage-backed securities with original maturities of 30 years	325	305	498	490
Equity securities with no maturity dates	22,888	22,174	22,414	21,705
Total	$24,102	$23,358	$24,259	$23,525

7.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
	2017	2016
Furniture, fixtures and equipment	$75,015	$69,513
Computer software	308,362	254,163
Software under development	21,452	49,922
Leasehold improvements	23,248	21,257
Capital leases	759	759
Total	428,836	395,614
Less: accumulated depreciation and amortization	(264,928)	(228,336)
Total property, equipment and capitalized software, net	$163,908	$167,278
Depreciation expense was $49,913, $43,821 and $35,285 in 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, the Company impaired approximately $28,000 of software under development. See Note 22, Impairment and Restructuring Activities for further information. The Company did not incur significant impairment charges during 2016 and 2015.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

8.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the period January 1 to December 31, 2017 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2017	$1,293,138	$202,771	$353,722	$1,849,631
Acquisition adjustments for EFS	(37,296)	(6,176)	—	(43,472)
Acquisition of AOC	—	67,706	—	67,706
Divestiture of Telapoint	(4,469)	—	—	(4,469)
Impact of foreign currency translation	18,345	740	(214)	18,871
Gross goodwill, December 31, 2017	1,269,718	265,041	353,508	1,888,267

Accumulated impairment, January 1, 2017	(855)	(10,335)	—	(11,190)
Impact of foreign currency translation	(72)	(873)	—	(945)
Accumulated impairment, December 31, 2017	$(927)	$(11,208)	$—	$(12,135)

Net goodwill, January 1, 2017	$1,292,283	$192,436	$353,722	$1,838,441
Net goodwill, December 31, 2017	$1,268,791	$253,833	$353,508	$1,876,132
The changes in goodwill during the period January 1 to December 31, 2016 were as follows:

	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2016	$735,770	$38,134	$350,321	$1,124,225
Acquisition of EFS	561,119	167,771	—	728,890
Acquisition adjustments	—	—	502	502
Impact of foreign currency translation	(3,751)	(3,134)	2,899	(3,986)
Gross goodwill, December 31, 2016	1,293,138	202,771	353,722	1,849,631

Accumulated impairment, January 1, 2016	(867)	(10,480)	—	(11,347)
Impact of foreign currency translation	12	145	—	157
Accumulated impairment, December 31, 2016	$(855)	$(10,335)	$—	$(11,190)

Net goodwill, January 1, 2016	$734,903	$27,654	$350,321	$1,112,878
Net goodwill, December 31, 2016	$1,292,283	$192,436	$353,722	$1,838,441

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2017			December 31, 2016

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$203,861	$(96,197)	$107,664	$187,499	$(69,483)	$118,016
Customer relationships	1,257,232	(269,216)	988,016	1,247,624	(167,301)	1,080,323
Licensing agreements	34,546	(15,029)	19,517	30,760	(9,126)	21,634
Non-compete agreement	—	—	—	4,000	—	4,000
Patent	2,581	(2,076)	505	2,380	(1,724)	656
Trade name	44,079	(10,309)	33,770	41,029	(6,508)	34,521
	$1,542,299	$(392,827)	$1,149,472	$1,513,292	$(254,142)	$1,259,150
Indefinite-lived intangible assets
Trademarks, trade names and brand names			4,575			6,318
Total			$1,154,047			$1,265,468
During the years ended December 31, 2017, 2016 and 2015, amortization expense was $153,811, $97,829 and $47,792, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

2018	$141,583
2019	127,393
2020	116,164
2021	100,367
2022	$89,267

9.	Accounts Payable
Accounts payable consists of:

	December 31,
	2017	2016
Merchant payables	$720,553	$520,058
Other payables	90,809	97,060
Accounts payable	$811,362	$617,118

10.	Deposits, Borrowed Federal Funds and Other Debt
Deposits and Borrowed Federal Funds
WEX Bank has issued certificates of deposit with maturities ranging from 3 months to 3 years and with interest rates ranging from 1.00 percent to 2.15 percent as of December 31, 2017. WEX Bank may issue certificates of deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2017, all certificates of deposit were in denominations of $250 or less, corresponding to FDIC deposit insurance limits.
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
The following table presents information about deposits:

	December 31,
	2017	2016
Certificates of deposit with maturities within 1 year	$630,879	$517,524
Certificates of deposit with maturities greater than 1 year and less than 5 years	306,865	208,048
Interest-bearing money market deposits	285,899	325,464
Customer deposits	70,211	67,787
Total deposits	$1,293,854	$1,118,823
Weighted average cost of funds on certificates of deposit outstanding	1.51%	0.96%
Weighted average cost of interest-bearing money market deposits	1.49%	0.76%
The Company also had federal funds lines of credit totaling $400,000 and $250,000 at December 31, 2017 and 2016, respectively. There were no borrowings against these lines of credit at December 31, 2017 and 2016.
Other Debt
WEX Latin America Debt
WEX Latin America had debt of approximately $9,747 and $30,755 as of December 31, 2017 and 2016, respectively. This is comprised of credit facilities and loan arrangements with various maturity dates.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank's lending limit to an individual customer. During the year ended December 31, 2017, the Company increased the funding capacity of these arrangements by $90,000 to $185,000. Associated borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $185,000 and $95,000 at December 31, 2017 and December 31, 2016 respectively, and was secured by an interest in the underlying customer receivables. The balance will fluctuate on a daily basis based on customer funding needs. The commitment will mature in amounts of approximately $85,000 and $50,000 on May 30, 2018 and December 31, 2021, respectively, with the remaining $50,000 maturing on demand.
The following table presents the average interest rates and balances for deposits, borrowed federal funds and other debt:

	Year ended December 31,
	2017	2016	2015
Average interest rate:
Deposits	1.22%	0.94%	0.65%
Borrowed federal funds	1.24%	0.69%	0.39%
Interest-bearing money market deposits	1.12%	0.50%	0.25%
WEX Latin America debt	21.21%	19.70%	15.21%
Participation agreement	3.46%	2.94%	2.57%

11.	Derivative Instruments
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Interest Rate Swap Agreements
At December 31, 2017, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. During 2016 and 2017, we entered into five interest rate swap contracts. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% to 2.212%.
The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E
Notional amount at inception	$300,000	$200,000	$400,000	$150,000	$250,000
Amortization	N/A	N/A	5% annually	N/A	N/A
Maturity date	12/30/2022	12/30/2022	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	2.204%	2.212%	1.108%	1.125%	0.896%
See Note 17, Fair Value for more information regarding the valuation of the Company's interest rate swaps.
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
The following table summarizes the contracts related to the Company's foreign currency swaps, which settle in U.S. dollars at various dates within 5 days after year-end:

	Aggregate Notional Amount
	December 31,
	2017		2016
Australian dollar	A$	5,000	A$	15,000
The amount of gains and losses associated with these foreign currency swaps were not material for the years ended December 31, 2017, 2016 and 2015.
Fuel Derivatives Program
The Company previously utilized fuel price derivative instruments, which were designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. After the first quarter of 2016, the Company was no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.
The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded on the consolidated statements of income:

	Year ended December 31,
	2016	2015
Realized gains	$5,718	$41,810
Change in unrealized fuel price derivatives	(5,007)	(35,962)
Net realized and unrealized gains on fuel price derivatives	$711	$5,848

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Consolidated Derivative Instruments
The following table presents information on the location and amounts of derivative fair values on the consolidated balance sheets, which are recorded at fair value:

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets	$15,919	Other assets	$12,908	Other liabilities	$1,697	Other liabilities	$—
Foreign currency contracts	Accounts receivable	$—	Accounts receivable	$29	Accounts payable	$—	Accounts payable	$—
The following table presents information on the location and amounts of derivative gains and losses:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		December 31,
		2017	2016	2015
Foreign currency contracts	Net foreign currency gain	$—	$59	$27,236
Interest rate swap agreements - unrealized portion	Net unrealized gains on interest rate swap agreements	$1,314	$12,908	$—
Interest rate swap agreements - realized portion	Financing interest income	$214	$—	$—
Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$—	$711	$5,848

12.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable in order to accelerate the collection of the Company's cash and reduce internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank's credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company's continuing involvement in the factored receivables. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor.
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $574,400 of receivables under this arrangement during year ended December 31, 2017. Proceeds received are recorded net of applicable expenses, interest and commissions. This resulted in a loss on factoring of approximately $3,700 for the year ended December 31, 2017, which was recorded in Other expenses in the consolidated statement of income. As of December 31, 2017, the Company had associated factoring receivables of approximately $61,800, of which approximately $3,700 were in excess of the established credit limit. Charge-backs on balances in excess of the credit limit during the year ended December 31, 2017 were insignificant.
WEX Latin America Accounts Receivable Factoring
During the first quarter of 2017, WEX Latin America entered into a factoring agreement to sell certain unsecured receivables associated with our salary payment card product, without recourse, to an unrelated third-party financial institution. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the receivables. As such, the factoring under this arrangement is accounted for as a sale. The Company sold $16,300 of receivables during the year ended December 31, 2017. This resulted in a loss on factoring of $800 for the year ended December 31, 2017, which was recorded in Other expenses in the consolidated statement of income. The receivables sold under this agreement were recorded as a reduction

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

of accounts receivable and proceeds as cash provided by operating activities. There were no sales under this factoring arrangement during the second half of 2017; a securitization agreement replaced this factoring arrangement as Brazil's primary funding mechanism. See Note 13, Financing Debt, for more information on this securitization arrangement.

13.	Financing Debt
The following table summarizes the Company's outstanding borrowings under the agreements outlined below:

	Year ended December 31,
	2017	2016
Revolving line-of-credit facility	$136,535	$—
Term loans	1,602,875	1,637,625
Revolving line-of-credit facility and term loans(a)	$1,739,410	$1,637,625
Unamortized debt issuance costs	(32,346)	(38,334)
Revolving line-of-credit facility and term loans, net	$1,707,064	$1,599,291

Notes outstanding(a)	$400,000	$400,000
Unamortized debt issuance costs	(3,731)	(4,466)
Notes outstanding, net	$396,269	$395,534
(a) See Note 17, Fair Value for more information regarding the Company's 2016 Credit Agreement and notes outstanding.
2016 Credit Agreement
On July 1, 2016, the Company entered into the 2016 Credit Agreement, which replaced the 2014 Credit Agreement. The 2016 Credit Agreement provided for term loan facilities and a secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Effective October 30, 2017, the Company entered into a Second Amendment to the 2016 Credit Agreement, which added $100,000 of capacity to its revolving line of credit to provide additional liquidity and flexibility. As amended, the 2016 Credit Agreement provides for a tranche A term loan facility in an amount equal to $455,000, a tranche B term loan facility in an amount equal to $1,200,000 and a $570,000 secured revolving credit facility. Under this agreement, $1,025,000 matures on July 1, 2021 and $1,200,000 matures on July 1, 2023. Prior to maturity, amounts under the credit facility will be reduced by mandatory payments. Additional loans may be made available under the 2016 Credit Agreement upon request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.
As of December 31, 2017, the Company had $570,000 borrowing capacity, subject to the covenants as described below. As of December 31, 2017 and 2016, the Company has posted approximately $27,500 and $13,300, respectively, in letters of credit as collateral for lease agreements and virtual card and fuel payment processing activity at its foreign subsidiaries. The Company had approximately $406,000 available under the revolving credit facility as of December 31, 2017. As of both December 31, 2017 and 2016, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.2%.
Effective July 3, 2017, the Company repriced the secured term loans under the 2016 Credit Agreement (the “2016 First Amendment”), which reduced the applicable interest rate margin at current borrowing levels for both LIBOR borrowings and base rate borrowings for the Company's tranche A term loans and tranche B term loans. The consolidated leverage ratio as defined in the 2016 Credit Agreement (i.e. consolidated funded indebtedness less up to $350,000 in permitted securitization transactions of the Company and its subsidiaries to consolidated EBITDA) was also modified for purposes of calculating the interest rate margin for tranche A term loans and revolving loans and determining compliance with the financial covenant by allowing the Company to exclude up to $75 million of certain corporate cash balances for purposes of determining consolidated funded indebtedness.
After giving effect to the terms of the 2016 First Amendment, amounts outstanding under the 2016 Credit Agreement were repriced to bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (2.75% at December 31, 2017) with respect to the revolving credit facility, between 1.75% to 2.75% (2.25% at December 31, 2017) with respect to the tranche A term loan facility, which represents a reduction of 50 basis points and 2.75% with respect to the tranche B term loan facility, which represents a reduction of 75 basis points (with the Eurocurrency Rate subject to a 0.00% floor), in each case, based on the consolidated leverage ratio or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%,

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

in each case plus a margin of 0.75% to 2.25% (1.75% at December 31, 2017) with respect to the revolving credit facility, 0.75% to 1.75% (1.25% at December 31, 2017) with respect to the tranche A term loan facility and 2.25% with respect to the tranche B term loan facility, with the margin determined in the case of the revolving credit facility and the tranche A term loan facility based on the consolidated leverage ratio. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 11, Derivative Instruments, for further discussion.
In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% (0.45% at December 31, 2017) based on the consolidated leverage ratio of the daily unused portion of the 2016 Credit Agreement. The tranche B term loan facility was issued with an original issue discount of 1.00%.
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
The Company may voluntarily prepay outstanding loans from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Eurocurrency Rate loans, provided, however, that if on or prior to the date that is six (6) months following the 2016 First Amendment effective date, the Company prepays any loans under the tranche B term loan facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the tranche B term loans so prepaid.
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
Debt Covenants
The 2016 Credit Agreement and the Indenture contain covenants that limit the Company and its subsidiaries’ ability and the ability of its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

substantially all, of the Company’s assets. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.
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
As of June 30, 2016, the Company had borrowings, net of loan origination fees, of $282,639 and $445,000 against its revolving credit facility and amortizing term loan arrangement, respectively. As of June 30, 2016, amounts outstanding under the amortizing term loan bore interest at a rate of LIBOR plus 200 basis points. The revolving credit facility bore interest at a rate equal to, at the Company's option, (a) LIBOR plus 200 basis points, (b) the prime rate plus 100 basis points for domestic borrowings; and the Eurocurrency rate plus 200 basis points for international borrowings.
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
The Notes are guaranteed on a senior secured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guarantees the Company’s 2013 Credit Agreement, which, as of the issue date, consist of four of the Company’s restricted subsidiaries. WEX Bank, which represents a substantial amount of the Company’s operations, is not a guarantor and is not subject to many of the restrictive covenants in the indenture governing the Notes.
The Notes and guarantees described above are general senior secured obligations ranking equally with the Company’s existing and future senior debt, senior in right of payment to all of the Company’s subordinated debt, and effectively equal in lien priority to the Company’s 2016 Credit Agreement. In addition, the Notes and the guarantees are structurally subordinated to all liabilities of the Company’s subsidiaries that are not guarantors, including WEX Bank.
At any time on or after February 1, 2018, the Company may redeem the Notes, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount of the Notes) if redeemed during the twelve month period beginning on February 1 of the following years: (i) 102.375 percent in 2018, (ii) 101.583 percent in 2019, (iii) 100.792 percent in 2020, and (iv) 100.0 percent in 2021 and thereafter; plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption. At any time prior to February 1, 2018, the Company could have redeemed the Notes, in whole or in part, at a redemption price equal to 100.0 percent of the principal amount of such Notes redeemed plus a “make-whole” premium (as described in the Indenture), together with any accrued and unpaid interest, if any, to, but excluding, the date of redemption.
Upon the occurrence of a change of control of the Company (as described in the Indenture), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Debt Commitments
The table below summarizes the Company's annual principal payments on its term loans under the 2016 Credit Agreement for each of the next five years:

2018	$34,750
2019	34,750
2020	34,750
2021	364,625
2022	$12,000
WEX Latin America Securitization Facility
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to sell certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. Under the terms of the agreement, the investment fund's purchase price incorporates a discount relative to the face value of the transferred receivables. Additionally, the investment fund compensates WEX Latin America for continuing to service these receivables through their duration, which on average is less than six months.
This securitization arrangement does not meet the derecognition conditions and accordingly WEX Latin America continues to report the transferred receivables in our consolidated balance sheet with no change in the basis of accounting. Additionally, we recognize the cash proceeds received from the investment fund and record offsetting securitized debt in our consolidated balance sheet.
During 2017, WEX Latin America securitized approximately $49,100 of receivables to the investment fund for cash proceeds of approximately $43,800. This $5,300 discount is recognized as operating interest in the Company's consolidated statements of income using the effective interest method over the weighted average term of the salary advances. The Company received approximately $3,000 of servicing fee income upon the sale of these receivables, which is recognized as other revenue in our consolidated statements of income on a straight-line basis over the anticipated loan servicing period. As of December 31, 2017, approximately $19,000 of securitized debt is recognized on our consolidated balance sheet related to this securitization arrangement.
Australian Securitization Facility
During the second quarter of 2017, the Company extended an existing securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. through April 2018. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company's Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.53 percent and 2.65 percent as of December 31, 2017 and 2016, respectively. The Company had securitized debt under this facility of approximately $90,000 and $78,600 as of December 31, 2017 and 2016, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement are determined by management on a monthly basis. The interest rate was 1.11 percent and 0.95 percent as of December 31, 2017 and 2016, respectively. The Company had securitized debt under this facility of approximately $17,900 and $5,700 as of December 31, 2017 and 2016, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Debt Issuance Cost
In the third quarter of 2016, the Company capitalized approximately $49,810 of debt issuance costs, including an original issue discount of $12,000 associated with the 2016 Credit Agreement. These debt issuance costs are being amortized into interest expense over the 2016 Credit Agreement's term using the effective interest method for the tranche A and B term loans and the revolver. Additionally, the Company expensed approximately $5,056 during the third quarter of 2016 related to noncapitalizable third-party costs incurred in connection with the modification of the certain 2014 Credit Agreement syndicate loans.
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
Other
As of December 31, 2017, WEX Bank pledged approximately $343,800 of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were $277,326 as of December 31, 2017. WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2017.

14.	Income Taxes
Income (losses) before income taxes consisted of the following:

	Year ended December 31,
	2017	2016	2015
United States	$149,344	$32,622	$203,692
Foreign	29,351	54,479	(18,784)
Total	$178,695	$87,101	$184,908

Income taxes from continuing operations consisted of the following for the years ended December 31:

	United States	State and Local	Foreign	Total
2017
Current	$2,253	$3,687	$14,473	$20,413
Deferred	$(11,234)	$13,280	$(2,934)	(888)
Income taxes				$19,525
2016
Current	$(1,232)	$3,033	$8,325	$10,126
Deferred	$21,565	$(5,106)	$3,040	19,499
Income taxes				$29,625
2015
Current	$22,570	$4,288	$9,173	$36,031
Deferred	$37,553	$5,631	$(3,919)	39,265
Income taxes				$75,296

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

2017 Tax Act

On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company has estimated the provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of this filing and as a result has recorded a provisional amount of one-time income tax benefit of $60,636 in the fourth quarter of 2017, the period in which the legislation was enacted.
The one-time income tax benefit includes:

•	a tax benefit of $62,488 related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future;

•
as discussed in Note 15, Tax Receivable Agreement, for the year ended December 31, 2017, the amount due under our tax receivable agreement decreased primarily as a result of the decline in the federal corporate income tax rate, resulting in the Company recognizing non-taxable income of $15,259. The favorable tax effect of this permanent difference was $5,726;

•	an income tax expense of $9,098 related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings; and

•	the reversal of net deferred tax liabilities of $1,520 related to the cumulative undistributed earnings.
The 2017 Tax Act also changes the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends. However, the 2017 Tax Act creates a new requirement to tax certain foreign earnings relating to GILTI. Based on the recent FASB guidance, the Company can elect an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules, and anticipated guidance from the U.S. Treasury, we will continue to evaluate this provision of the 2017 Tax Act. Therefore, we have not recorded any deferred taxes related to GILTI and have not elected an accounting policy for GILTI at this time.
    Undistributed earnings of certain foreign subsidiaries of the Company amounted to $58,675 and $25,824 at December 31, 2017 and 2016, respectively. These earnings are considered to be indefinitely reinvested. Beginning in 2018, except for GILTI, the Company will no longer record United States federal income tax on its share of the income of its foreign subsidiaries, nor will it record a benefit for foreign tax credits related to that income. Accordingly, the Company reversed net deferred tax liabilities related to its cumulative undistributed foreign earnings and deferred tax assets for related foreign tax credits, resulting in a corresponding net tax benefit in 2017. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.
On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Accordingly, any subsequent adjustments to the amount of one-time benefit of $60,636 will be recorded to current income tax provision during the measurement period which is not expected to extend beyond one year from the enactment date. The effects of other provisions of the 2017 Tax Act are not expected to have a material impact on our consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.0	1.1	2.5
Foreign income tax rate differential	(0.6)	(4.4)	1.4
Revaluation of deferred tax assets for foreign and state tax rate changes, net	0.4	(0.9)	0.7
Research and development credit	—	(0.5)	0.2
Release of tax reserves	—	(4.9)	—
Withholding taxes	0.2	0.3	—
2017 Tax Act	(33.9)	—	—
Domestic production exclusions	—	—	(1.8)
Change in valuation allowance	5.8	2.3	1.6
Nondeductible expenses	0.9	3.4	0.3
Incremental tax benefit from share-based compensation awards	(0.9)	—	—
Other	2.0	2.6	0.8
Effective tax rate	10.9%	34.0%	40.7%
Our effective tax rate was 10.9 percent for 2017 as compared to 34.0 percent for 2016. The decline in our tax rate is primarily due the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Act, partly offset by the increase in valuation allowance.
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
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
	2017	2016
Deferred assets related to:
Reserve for credit losses	$6,562	$7,122
Tax credit carryforwards	1,283	5,178
Stock-based compensation, net	9,858	12,729
Net operating loss carry forwards	54,700	56,501
Accruals	7,355	18,985
Deferred financing costs	—	5,420
Other	—	164
Total	79,758	106,099
Deferred tax liabilities related to:
Other liabilities	2,060	643
Deferred financing costs	7,219	—
Property, equipment and capitalized software	22,315	32,759
Intangibles	141,908	118,695
Investment in partnership	—	94,354
Total	173,502	246,451
Valuation allowance	17,787	5,620
Deferred income taxes, net	$(111,531)	$(145,972)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
	2017	2016
United States	$(116,229)	$(148,389)
Australia	(945)	(2,020)
United Kingdom	7,315	6,474
New Zealand	188	183
The Netherlands	249	206
Brazil	(1,073)	(2,497)
Canada	(1,036)	71
Deferred income taxes, net	$(111,531)	$(145,972)
The 2017 decrease in our net deferred tax liabilities resulted from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of 2017 Tax Act, partly offset by current year activity. The Company also recorded $34,462 as a reduction to net deferred tax liabilities related to the finalization of purchase price accounting of the EFS acquisition.
At December 31, 2017, the Company changed the tax structure of EFS to convert the limited liability company from a partnership to an entity disregarded as separate from its owners for federal tax purposes.  Accordingly, investment in partnership deferred tax liability was allocated to the deferred tax liabilities and assets related to the underlying assets, primarily intangibles. The Company had approximately $294,318 of post apportionment state, $112,688 of federal and $77,622 of foreign net operating loss carry forwards at December 31, 2017 and approximately $211,010 of post apportionment state, $103,739 of federal and $54,062 of foreign net operating loss carry forwards at December 31, 2016. The U.S. losses expire at various times through 2037. Foreign losses in Brazil and the UK have indefinite carry forward periods.
At December 31, 2017, the Company maintained valuation allowances for the following items: (i) acquired and certain net operating losses in the UK (ii) Evolution1’s equity investment in its minority-owned subsidiaries, (iii) state tax credits, and (iv) certain net operating losses and estimated non-deductible expenses. In each case, the Company has determined it is not likely that the benefits will be utilized. No other valuation allowances have been established for any other deferred tax assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carry forward periods. During 2017 and 2016, the Company recorded tax expense of $12,167 and $2,000, respectively, for net increases to the valuation allowance. The substantial majority of the 2017 increase in valuation allowance was related to the state net operating losses for our parent company’s separate state filings.
At December 31, 2017, the Company had $4,859 of unrecognized tax benefits, net of federal income tax benefit, of which $3,944, if fully recognized, would decrease our effective tax rate. No significant changes to the existing unrecognized tax benefits are expected within the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company recorded tax expense of $12 and $263 for interest and penalties related to uncertain tax positions for the years ended December 31, 2017 and December 21, 2015, respectively while a tax benefit of $2,251 was recorded for the year ended December 21, 2016. As of December 31, 2017 and 2016, the Company had no material amounts accrued for interest and penalties related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
	2017	2016	2015
Beginning balance	$4,960	$4,776	$4,856
Increases related to prior year tax positions	1,332	4,960	431
Decreases related to prior year tax positions, due to foreign currency exchange	—	—	(511)
Decreases related to prior year tax positions	—	(431)	—
Settlements	(1,255)	—	—
Lapse of statute	—	(4,345)	—
Ending balance	$5,037	$4,960	$4,776

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. The Internal Revenue Service is currently in the process of examining the Company’s US federal income tax returns for 2010 through 2015.  The Company is currently appealing adjustments proposed by the Internal Revenue Service in connection with the ongoing audits. The Company is also subject to an ongoing examination in New Zealand by Inland Revenue for calendar tax years 2013, 2014 and 2015, but no adjustments have been proposed, and the Company believes its position does not warrant a reserve.

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
The estimated amount of future payments owed to Wyndham is reflected as amounts due under tax receivable agreement on the consolidated balance sheets. The estimate is dependent upon future statutory tax rates and the Company’s ability to generate sufficient taxable income adequate to cover the tax depreciation, amortization and interest expense associated with the Tax Basis Increase. Estimated blended tax rates are impacted by a number of factors including tax law changes, statutory tax rate changes, state apportionment and state filing combinations. The Company regularly reviews its estimated blended tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes in estimated blended tax rates are recorded in the consolidated statements of income as non-cash adjustments related to tax receivable agreement.
There has been a reassessment of the projected blended tax rates for each period presented. For the year ended December 31, 2017, the net future benefits decreased, primarily as a result of the decline in Federal statutory tax rate as part of the 2017 Tax Act, which decreased the associated liability to Wyndham, resulting in a $15,259 offset to non-operating expense. In addition, the liability decreased due to payments of $11,769 made during the year ended December 31, 2017. For the year ended December 31, 2016, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a charge to non-operating expense of $563. In addition, the liability decreased due to payments of $10,797 made during the year ended December 31, 2016. For the year ended December 31, 2015, the net future benefits decreased, which decreased the associated liability to Wyndham, resulting in a $2,145 offset to non-operating expense.

16.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age, have worked at least 1,000 hours in the past year, and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX Inc. has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $6,710, $5,297 and $4,571 in matching funds to the plan for the years ended December 31, 2017, 2016 and 2015, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

During 2016, the Company acquired EFS, which as of the date of the acquisition had its own employee savings plan (“the EFS Plan”). As of December 31, 2016, the EFS Plan was merged with the existing WEX plan, and the existing WEX plan recorded a receivable for the amount of net assets available for benefits expected to be received from the EFS Plan. On February 1, 2017, the WEX plan received net assets available for benefits totaling $15,159 in a transfer from the EFS Plan. On January 1, 2017, EFS employees became eligible to participate in the existing WEX plan.
During 2014, the Company acquired Evolution1 which, as of the date of the acquisition, had its own employee savings plan, (“the Evolution1 Plan”). As of December 31, 2014, the Evolution1 Plan was merged with the existing WEX plan, and the existing plan recorded a receivable for the amount of net assets available for benefits it expected to receive from the Evolution1 Plan. Net assets available for benefits totaling $21,739 were received by the plan on January 2, 2015, in a transfer from the Evolution1 Plan. On January 1, 2015, Evolution1 employees became eligible to participate in the existing WEX plan.
The Company also sponsors a defined contribution plan for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plan. The obligation related to the defined contribution plan totaled $6,798 and $5,673 at December 31, 2017 and 2016, respectively, and are included in other liabilities on the consolidated balance sheets. The assets held in trust are designated as trading securities and, as such, these trading securities are to be recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $6,798 and $5,673 at December 31, 2017 and 2016, respectively, and are included in other assets on the consolidated balance sheets.
The Company has defined benefit pension plans in Germany and Norway. The total net unfunded status for the Company’s foreign defined benefit pension plans was $291 and $5,979 as of December 31, 2017 and 2016, respectively, recognized as accrued expenses in the consolidated balance sheets. The Company will measure these plan obligations on an annual basis. The change in fair value to the defined benefit pension plans is recorded through the consolidated statements of income. The expense under each of these defined benefit pension plans for 2017 and 2016 was not material to the consolidated financial statements.

17.	Fair Value
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis and the related hierarchy levels:

		December 31,
	Fair Value Hierarchy	2017	2016
Assets:
Mortgage-backed securities	2	$305	$490
Asset-backed securities	2	345	648
Municipal bonds	2	534	682
Fixed-income mutual fund	1	22,174	21,705
Available-for-sale securities		23,358	23,525
Executive deferred compensation plan trust (a)	1	6,798	5,673
Interest rate swaps (a)	2	15,919	12,908

Liabilities:
Interest rate swaps (b)	2	$1,697	$—
(a) The fair value is recorded in other assets.
(b) The fair value is recorded in other liabilities.
We did not have any transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2017 and 2016. See Note 1, Summary of Significant Accounting Policies for a description of the levels of the fair value hierarchy.
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
Notes Outstanding
On January 30, 2013, the Company completed an offering in an aggregate principal amount of $400,000 of 4.750 percent senior notes due February 1, 2023, with interest payable semiannually. The Notes outstanding have a fair value of $410,000 and $390,000 as of December 31, 2017 and December 31, 2016, respectively. The fair value is based on market rates for the issuance of our debt. The Company determined the fair value of its Notes outstanding is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company's debt which are Level 2 inputs in the fair value hierarchy. As of both December 31, 2017 and 2016, the carrying value of the 2016 Credit Agreement approximated its fair value.

18.	Commitments and Contingencies
Litigation
On August 11, 2016, the Company was sued in the Circuit Court of St. Charles County, Missouri, in a putative class action alleging the Company improperly sent unauthorized facsimile advertisements in violation of the Telephone Consumer Protection Act, 47 U.S.C. § 227 (the “TCPA”). The named plaintiff sought to represent a nationwide class of recipients of unauthorized facsimile advertisements from the Company (collectively, the "Plaintiffs") and requested statutory damages for each facsimile advertisement. The Plaintiffs further alleged that the opt-out notice of the faxes did not meet the criteria set forth in the TCPA or its underlying regulations. The Company removed the case to the United States District Court for the Eastern District of Missouri on September 15, 2016. On October 14, 2016, the Company filed an answer denying liability and stating the facsimile advertisement at issue was sent by FleetOne, LLC, the Company’s wholly-owned subsidiary. On May 10, 2017, the parties agreed to a settlement in principle to resolve the class claims, which was preliminarily approved by the court on October 6, 2017. The court entered its final judgment approving the settlement agreement on January 19, 2018. The settlement amount is not material to the Company's financial position, results of operations, cash flows or liquidity.
In addition, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company's consolidated financial position, results of operations, cash flows or liquidity.
Extension of Credit to Customers
The Company had aggregate unused commitments of approximately $6,300,000 and $5,400,000 at December 31, 2017 and 2016, respectively, related to payment processing services, primarily related to commitments to extend credit to customers and customers of strategic relationships as part of the Company’s established lending product agreements. Many of these commitments are not expected to be used; therefore, total unused credit available to customers and customers of strategic relationships does not represent future cash requirements. The Company can increase or decrease its customers’ credit lines at its discretion at any time, subject to limited notice requirements in some instances. These amounts are not recorded on the consolidated balance sheets.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Operating Leases
The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2026. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment, and vehicle leases amounted to $15,471, $15,104 and $11,310 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were included in occupancy and equipment on the consolidated statements of income. The Company leases information technology hardware and software under agreements that may be terminated by the Company at any time. Lease and rental expense related to information technology hardware and software leases totaled $8,765, $12,875 and $11,288 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were included in technology leasing and support on the consolidated statements of income.
Future minimum lease payments under non-cancelable operating leases are as follows:

2018	$13,559
2019	9,903
2020	8,532
2021	8,093
2022	6,734
Thereafter	10,214
Total minimum lease payments	$57,035
Minimum Volume Purchase Commitments
One of the Company's subsidiaries is required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Should the Company fail to meet these minimum volume commitments, a penalty will be assessed as defined under the contracts. Starting in 2020, annual volume commitments reset based on prior year volume purchased. If the Company does not purchase fuel under these commitments after December 31, 2017, it would incur total penalties through 2019 totaling $362,856. During the year ended December 31, 2017, the Company incurred $1,217 in shortfall penalties under these contracts. During the years ended December 31, 2016 and 2015, the Company did not incur material shortfall penalties under these contracts. The Company considers the associated risk of loss to be remote based on current operations.

19.	Accumulated Other Comprehensive Loss
A reconciliation of accumulated other comprehensive loss for the years ended December 31, 2017 and 2016, is as follows:

	2017		2016
	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Items	Unrealized Losses on Available- for-Sale Securities	Foreign Currency Items
Beginning balance	$(463)	$(122,376)	$(212)	$(103,239)
Other comprehensive loss	(5)	32,049	(251)	(19,137)
Ending balance	$(468)	$(90,327)	$(463)	$(122,376)
No significant amounts were reclassified from accumulated other comprehensive loss in the periods presented.
The change in foreign currency items is primarily due to the foreign currency translation of non-cash assets such as goodwill and other intangible assets related to the Company's foreign subsidiaries. The total tax effect on foreign currency translation adjustments was $4,851 and $5,416 as of December 31, 2017 and 2016, respectively.

20.	Dividend Restrictions
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of 2.50:1.00 for the most recent period of four fiscal quarters. However, if the Company's leverage ratio does not exceed 5.25 through September 30, 2017, 5.00 through September 30, 2018, 4.50 through September 30, 2019, or 4.00 from December 31, 2019 and thereafter, after execution

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

of a restricted payment, the Company may pay $50,000 per annum for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2017, 2016 and 2015.

21.	Stock-Based Compensation
In 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”), which replaced the Company’s 2005 Equity and Incentive Plan. In May 2015, the Company adopted the 2015 Section 162(m) Performance Incentive Plan (collectively the “Plans”). The Plans, which are stockholder-approved, permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants. The Plans permit the Company to grant a total number of shares which is the sum of; (i) 3,800 shares of common stock; (ii) plus such additional number of shares of common stock (up to 1,596) that were reserved for issuance under the Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Prior Plan”) that remained available for grant under the Prior Plan at the time the 2010 Plan was adopted. There were 1,617,334 units of common stock available for grant for future equity-incentive compensation awards under the Plan at December 31, 2017.
On December 31, 2017, the Company had four stock-based compensation award types, which are described below. The compensation cost that has been charged against income for these programs totals $30,487, $19,742 and $12,420 for 2017, 2016 and 2015, respectively. The associated tax benefit related to these costs was $7,347, $7,200 and $4,542, for 2017, 2016 and 2015, respectively.
Restricted Stock Units
The Company periodically grants restricted stock units (“RSUs”), which represent a right to receive a specific number of shares of the Company's common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt. RSUs issued to certain employees generally vest evenly over up to three years and provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock on the day of grant as reported by the New York Stock Exchange (“NYSE”).
The following is a summary of RSU activity during the year ended December 31, 2017:

Restricted Stock Units	Units	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2017	206	$88.78
Granted	111	105.64
Shares released, including 26 shares withheld for tax (a)	(86)	84.51
Forfeited	(58)	98.98
Outstanding at December 31, 2017	173	$98.31

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authority.
As of December 31, 2017, there was $9,613 of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of RSUs granted was $11,700, $18,826 and $7,846 during 2017, 2016 and 2015, respectively. The total fair value of RSUs that vested during 2017, 2016 and 2015 was $7,310, $3,648 and $4,521, respectively.
Performance-Based Restricted Stock Units
The Company periodically grants performance-based restricted stock units (“PBRSUs”) to employees. A PBRSU is a right to receive stock based on the achievement of both performance goals and continued employment during the vesting period. In a PBRSU, the number of shares earned varies based upon meeting certain performance goals. PBRSU awards generally have performance goals spanning one to three years, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.
The following is a summary of PBRSU activity during the year ended December 31, 2017:

Performance-Based Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2017	310	$84.83
Granted	185	105.15
Forfeited	(27)	85.31
Vested, including 64 shares withheld for tax (a)	(174)	91.92
Performance adjustment	20	89.85
Outstanding at December 31, 2017	314	$93.18
(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authority.
As of December 31, 2017, there was $13,430 of unrecognized compensation cost related to the PBRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The total grant-date fair value of PBRSUs granted during 2017, 2016 and 2015 was $15,014, $15,921 and $6,860, respectively. The total fair value of PBRSUs that vested during 2017, 2016 and 2015 was $15,948, $4,858 and $2,035, respectively.
Stock Options
Market Performance-Based Stock Options
In May 2017, the Company granted market performance-based stock options with a contractual term of ten years to members of senior management. The options contain a market condition that begins operating on the third anniversary of the grant date, requiring the closing price of the Company's stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order for shares to vest. In addition, award recipients must be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. To the extent both the service condition and the Stock Price Hurdles are not met by the end of a defined measurement period, these options will be canceled.
The grant date fair value of these options was estimated on the date of the grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels.
The table below summarizes the assumptions used to calculate the fair value:

Exercise price	$99.69
Expected stock price volatility	31.14%
Risk-free interest rate	2.18%
Weighted average fair value of performance options granted	$28.69

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The Company will expense these options on a graded basis over the derived service period of approximately three years regardless of whether the market condition is satisfied. Upon satisfaction of a Stock Price Hurdle, any unrecognized compensation expense for that specific tranche will be accelerated.
Service-Based Stock Options
Stock options granted to certain officers and employees under the Plan generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant.
Based on the Company's lack of historical option exercise experience and granting of stock options with "plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The fair value of each option award is estimated on the grant date using the following assumptions and a Black-Scholes-Merton option-pricing model. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding. The Company also estimates expected volatilities that are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company’s stock, and other factors. The option-pricing model includes a risk-free interest rate for the period matching the expected term of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield used in the option-pricing model is the calculated yield on the Company’s stock at the time of the grant.
The table below summarizes the assumptions used to calculate the fair value by year of grant:

	2017	2016	2015
Weighted average expected life (in years)	6.0	6.0	6.0
Weighted average exercise price	$104.95	$77.20	$103.40
Weighted average volatility	30.67%	31.93%	30.46%
Weighted average risk-free rate	2.13%	1.62%	1.73%
Weighted average fair value	$35.58	$26.14	$33.93
The following is a summary of all stock option activity during the year ended December 31, 2017:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	180	$81.90
Granted	682	100.72
Exercised	(12)	59.43
Forfeited	(16)	78.96
Outstanding at December 31, 2017	834	$97.70	9.07	$36,302
Exercisable on December 31, 2017	66	$88.90	7.77	$3,452
Vested and expected to vest at December 31, 2017	760	$98.45	9.18	$32,529
As of December 31, 2017, there was $17,077 of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $642, $1,712 and $216, respectively. The total grant-date fair value of options granted during 2017, 2016 and 2015 was $20,516, $3,297, and $1,855, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of deferred stock units ("DSUs"). The Company previously granted non-employee directors fully vested RSUs. These awards were fully vested upon grant and are distributed as common stock on the date which is 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 94 and 101 DSUs outstanding as of December 31, 2017 and 2016, respectively. Unvested DSUs as of December 31, 2017 and 2016 were not material.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

22.	Impairment and Restructuring Activities
Impairment Charges and Asset Write-Offs
Following the acquisition of AOC in the fourth quarter of 2017, the Company reevaluated software currently under development for payment processing within our Travel and Corporate Solutions segment. From this, we determined the developed technology obtained in the AOC acquisition more closely aligns with our technological strategy. As result, approximately $22,000 of software under development was determined to have no future benefit and therefore impaired during the year ended December 31, 2017. We also impaired approximately $6,000 of computer software within the Fleet Solutions segment in 2017 as a result of our ongoing platform consolidation strategy, designed to ensure we continue to deliver superior technology to our customers.
During the year ended December 31, 2017, the Company executed a vendor contract amendment based on a strategic decision to in-source certain previously outsourced technology functions. As a result of this action, the Company determined that approximately $16,000 of prepaid services had no future benefit and were therefore written off within the Fleet Solutions segment during the same period.
Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative (the “2015 Restructuring Initiative”) as a result of its global review of operations. The review of operations identified certain initiatives to further streamline the business, to improve the Company's efficiency, and to globalize the Company's operations, all with an objective to improve scale and increase profitability going forward. The Company continued its efforts to improve its overall operational efficiency and began a second restructuring initiative (the “2016 Restructuring Initiative”) during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a restructuring program in the third quarter of 2016 (the “Acquisition Integration Restructuring Initiative”).
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective programs. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, it has recorded the impact on the consolidated statements of income and in accrued expenses on the consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $24,479 as of December 31, 2017.
The balances under these initiatives are expected to be paid through 2018. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur is immaterial.
The following table presents the Company's 2015 Restructuring Initiative liability:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$5,231	$7,249
Restructuring charges[1]	2,642	2,182
Reserve release	(77)	(816)
Cash paid	(4,020)	(3,921)
Other[2]	(1,158)	(166)
Impact of foreign currency translation	62	703
Balance, end of year	$2,680	$5,231
1 Primarily consists of employee costs.
2 In 2017, the liability was transferred to the 2016 Restructuring Initiative.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table presents the Company's 2016 Restructuring Initiative liability:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$3,662	$—
Restructuring charges[1]	285	3,506
Reserve release	(1,590)	—
Cash paid	(3,479)	(4)
Other[2]	1,158	166
Impact of foreign currency translation	702	(6)
Balance, end of year	$738	$3,662
1 Primarily consists of employee costs.
2 In 2017, the liability was transferred from the 2015 Restructuring Initiative.
The following table presents the Company's Acquisition Integration Restructuring Initiative liability:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$1,764	$—
Restructuring charges[1]	6,121	2,614
Reserve release	(242)	—
Cash paid	(2,650)	(850)
Other	107	—
Impact of foreign currency translation	(7)	—
Balance, end of year	$5,093	$1,764
1 Primarily consists of office closure costs.
The following table presents the Company's total restructuring liability:

	Years Ended December 31,
	2017	2016
Balance, beginning of year	$10,657	$7,249
Restructuring charges	9,048	8,302
Reserve release	(1,909)	(816)
Cash paid	(10,149)	(4,775)
Other	107	—
Impact of foreign currency translation	757	697
Balance, end of year	$8,511	$10,657

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

23.	Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available and is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

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
During the third quarter of 2017, the Company revised its operating segment measurement from adjusted pre-tax income to adjusted operating income. The Company no longer allocates financing interest expense to our operating segments as management believes this item can obscure underlying business trends. As such, we believe adjusted operating income reflects an enhanced measurement of segment profitability. Segment results for the years ended December 31, 2016 and 2015 have been revised to reflect this change in operating segment measurement.
Adjusted operating income adjusts operating income to exclude: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) restructuring and other costs; (iv) gains on divestitures; (v) debt restructuring costs (vi) reserves for regulatory penalties, (vii) impairment charges and asset write-offs. For the year ended December 31, 2016, adjusted operating income excluded a vendor settlement.
The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Assets are not allocated to the segments for internal reporting purposes.
    The following tables present the Company’s reportable segment results on an adjusted operating income basis for the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31, 2017	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$360,158	$158,660	$50,348	$569,166
Account servicing revenue	165,083	7,531	103,956	276,570
Finance fee revenue	159,336	760	27,486	187,582
Other revenue	138,389	57,096	21,745	217,230
Total revenue	$822,966	$224,047	$203,535	$1,250,548

Depreciation and amortization	$143,301	$17,703	$42,720	$203,724
Adjusted operating income	$297,322	$117,432	$50,718	$465,472

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

Year Ended December 31, 2016	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$297,900	$175,762	$46,957	$520,619
Account servicing revenue	127,106	1,247	82,660	211,013
Finance fee revenue	124,725	643	13,572	138,940
Other revenue	92,330	37,595	17,963	147,888
Total revenue	$642,061	$215,247	$161,152	$1,018,460

Depreciation and amortization	$100,860	$6,187	$34,604	$141,651
Adjusted operating income	$215,424	$104,531	$43,118	$363,073

Year Ended December 31, 2015	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$305,855	$151,311	$38,703	$495,869
Account servicing revenue	100,850	1,930	53,912	156,692
Finance fee revenue	83,554	326	5,113	88,993
Other revenue	57,419	41,852	13,812	113,083
Total revenue	$547,678	$195,419	$111,540	$854,637

Depreciation and amortization	$54,453	$2,999	$25,625	$83,077
Adjusted operating income	$186,731	$87,380	$28,576	$302,687
No one customer accounted for more than 10 percent of the total consolidated revenue in 2017, 2016 or 2015.
The following table presents the Company's interest income by segment for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Fleet Solutions	$3,681	$3,053	$1,704
Travel and Corporate Solutions	717	498	348
Health and Employee Benefit Solutions	27,507	13,581	5,116
Total interest income	$31,905	$17,132	$7,168

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

The following table reconciles adjusted operating income to income before income taxes:

	Year ended December 31,
	2017	2016	2015
Fleet Solutions	$297,322	$215,424	$186,731
Travel and Corporate Solutions	117,432	104,531	87,380
Health and Employee Benefit Solutions	50,718	43,118	28,576
Adjusted operating income	$465,472	$363,073	$302,687
Acquisition-related intangible amortization	(153,810)	(97,829)	(47,792)
Other acquisition and divestiture related items	(5,000)	(20,879)	(4,137)
Stock-based compensation	(30,487)	(19,742)	(12,420)
Restructuring and other costs	(11,129)	(13,995)	(9,010)
Impairment charges and asset write-offs	(44,171)	—	—
Gain on divestiture	20,958	—	1,215
Vendor settlement	—	(15,500)	—
Debt restructuring	(2,563)	—	—
Regulatory reserve	—	—	(1,750)
Operating income	$239,270	$195,128	$228,793
Financing interest expense	(107,067)	(113,418)	(46,189)
Net foreign currency gain (loss)	29,919	(7,665)	(5,689)
Net unrealized gains on interest rate swap agreements	1,314	12,908	—
Net realized and unrealized gains on fuel price derivatives	—	711	5,848
Non-cash adjustments related to tax receivable agreement	15,259	(563)	2,145
Income before income taxes	$178,695	$87,101	$184,908
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
	2017	2016	2015
United States	$1,037,322	$839,917	$691,088
Australia	62,030	53,068	50,387
Other international[1]	151,196	125,475	113,162
Total revenues	$1,250,548	$1,018,460	$854,637
1 No single country, other than the United States and Australia, made up more than 5 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software are subject to geographic risks because they are generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
	2017	2016	2015
United States	$148,490	$146,165	$79,265
Australia	5,432	5,493	5,445
Other international	9,986	15,620	53,875
Net property, equipment and capitalized software	$163,908	$167,278	$138,585

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2017 and December 31, 2016, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank's actual and regulatory minimum capital amounts and ratios:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2017
Total Capital to risk-weighted assets	$316,129	13.38%	$188,991	8.00%	$236,239	10.00%
Tier 1 Capital to average assets	304,555	12.50%	97,452	4.00%	121,815	5.00%
Common equity to risk-weighted assets	304,555	12.89%	106,308	4.50%	153,555	6.50%
Tier 1 Capital to risk-weighted assets	$304,555	12.89%	$141,743	6.00%	$188,991	8.00%
December 31, 2016
Total Capital to risk-weighted assets	$228,402	12.59%	$145,182	8.00%	$181,477	10.00%
Tier 1 Capital to average assets	214,847	11.10%	77,413	4.00%	96,767	5.00%
Common equity to risk-weighted assets	214,847	11.84%	81,665	4.50%	117,961	6.50%
Tier 1 Capital to risk-weighted assets	$214,847	11.84%	$108,887	6.00%	$145,183	8.00%

25.	Subsequent Event
On January 17, 2018, the Company further repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loans by 50 basis points for both LIBOR borrowings and base rate borrowings, increased the outstanding amounts on these tranche B term loans from $1.182 billion to $1.335 billion, and made certain other changes to the 2016 Credit Agreement, including increasing the maximum consolidated leverage ratio for the period of December 31, 2018 through September 30, 2019 and upon the occurrence of an acquisition meeting certain specified criteria, permitting the incurrence of unsecured indebtedness as long as the Company is in pro forma compliance with the financial covenants, resetting the six month soft call period for a repricing of the tranche B term loans and resetting and amending the test for incremental loans. Following the repricing, the applicable interest rate margin for the tranche B term loans was set at 2.25% for LIBOR borrowings and 1.25% for base rate borrowings. The Company incurred approximately $6 million of expenses upon the closing of this repricing.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share data)

26.	Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2017 and 2016, are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$291,357	$303,884	$324,002	$331,305
Operating income	$60,752	$47,581	$63,723	$67,214
Net earnings attributable to shareholders(a)	$29,401	$17,090	$33,971	$79,804
Earnings per share:(a)
Basic	$0.69	$0.40	$0.79	$1.86
Diluted	$0.68	$0.40	$0.79	$1.85

2016
Total revenues(b)	$205,928	$233,936	$287,756	$290,840
Operating income(b)	$41,127	$51,635	$54,568	$47,798
Net earnings attributable to shareholders(b)	$23,086	$12,567	$19,696	$5,288
Earnings per share:(b)
Basic	$0.60	$0.32	$0.46	$0.12
Diluted	$0.59	$0.32	$0.46	$0.12
(a) The three months ended December 31, 2017 includes a tax benefit of approximately $60 million as a result of the 2017 Tax Act.
(b) Results for three months ended September 30, 2016 and December 31, 2016 include the operations of EFS and the issuance of approximately 4,000 shares of common stock for the acquisition of EFS on July 1, 2016.
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
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Management’s Annual Report on Internal Control Over Financial Reporting

WEX Inc.'s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and Board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
In the course of completing its assessment of internal control over financial reporting as of December 31, 2016, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for certain information systems that comprise part of the Company’s system of internal control over financial reporting and are relevant to the preparation of its consolidated financial statements (such information technology systems are referred to as the “affected IT systems”). These deficiencies involved user access controls and program change management controls. These controls are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel, and that changes affecting the financial applications and underlying account records are made by only authorized individuals.
As a result of the deficiencies identified as of December 31, 2016, management concluded that, as of December 31, 2016, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of user access and program change management for the affected IT systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Over the course of 2017, we actively engaged in the implementation of a remediation plan to ensure that controls contributing to this material weakness were redesigned appropriately and would operate effectively in the future. The remediation actions taken included the following:

•
Improving the design, operation and monitoring of control activities and procedures associated with user and administrator access to the affected IT systems, through the implementation of preventive and detective control activities;

•	Redesigning and implementing detective monitoring controls within IT to directly mitigate the risks;

•	Enhancing resources in the functional areas that support and monitor our IT controls; and

•	Exercising direct performance of the controls related to effected IT systems.
Based upon the actions taken during 2017, which were substantially completed in the fourth quarter of 2017, and our testing and evaluation of the effectiveness of our internal control over financial reporting, we have concluded that the material weakness in internal control over financial reporting related to information technology general controls no longer existed as of December 31, 2017.
Other than the changes discussed above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.
South Portland, Maine

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2018

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2018 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2018 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Consolidated Financial Statements on page 63).
2. The exhibit index attached to this Annual Report on Form 10-K is hereby incorporated by reference.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

2.1
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

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6
Investors Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.7
Credit Agreement among WEX Inc., certain of its subsidiaries as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July1, 2016, File No. 001-32426)

10.8
First Amendment to Credit Agreement dated July 3, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd. and Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2017, File No. 001-32426)

10.9
Second Amendment to Credit Agreement dated October 30, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017, File No. 001-32426)

10.10
Third Amendment to Credit Agreement dated January 17, 2018, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 18, 2018, File No. 001-32426)

†10.11
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

†10.12
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†10.13	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

†10.14
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.15	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

† 10.16	WEX Inc. Severance Plan for Officers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 1, 2015, File No. 001-32426)

† 10.17
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.18
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.19
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.20
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.21
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.22
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.23
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015, File No. 001-32426)

† 10.24
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.25
Offer Letter dated November 3, 2015 between WEX Inc. and Mr. Simon (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2015, File No. 001-32426)

† 10.26
Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016, File No. 001-32426)

† 10.27
Form of Non Employee Director Compensation Plan effective September 21, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017, File No. 001-32426)

† 10.28
Form of Non Employee Director Compensation Plan effective October 1, 2017 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, File No. 001-32426)

* † 10.29	Employment Agreement for Scott Phillips dated October 16, 2015.

* † 10.30	Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated October 16, 2015.

* † 10.31	First Amendment to Employment Agreement for Scott Phillips dated November 1, 2017.

* † 10.32	First Amendment to Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated November 1, 2017.

10.33
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.34	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.35	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.36	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.37	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.38
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

WEX INC.
March 1, 2018	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2018	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

March 1, 2018	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial and accounting officer)

March 1, 2018	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

March 1, 2018	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

March 1, 2018	/s/ John E. Bachman
John E. Bachman
Director

March 1, 2018	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

March 1, 2018	/s/ George L. McTavish
George L. McTavish
Director

March 1, 2018	/s/ James C. Neary
James C. Neary
Director

March 1, 2018	/s/ Kirk Pond
Kirk Pond
Director

March 1, 2018	/s/ Regina O. Sommer
Regina O. Sommer
Director

March 1, 2018	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director