Form 10-Q
period 2018-03-31
WEX Inc.
filed 2018-05-10
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001–32426

WEX INC.
(Exact name of registrant as specified in its charter)

Delaware	01–0526993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

97 Darling Avenue, South Portland, Maine	04106
(Address of principal executive offices)	(Zip Code)
(207) 773–8171
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
☐ Yes  ☒  No

Number of shares of common stock outstanding as of May 3, 2018 was 43,082,580.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this
Quarterly Report on Form 10–Q mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the ability to successfully integrate the Company’s acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company’s credit standards;

•
breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;

•	the Company’s failure to maintain or renew key agreements;

•	failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;

•
failure to successfully implement the Company’s information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;

•
the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;

•	the uncertainties of litigation; as well as

•	other risks and uncertainties identified in Item 1A of our annual report on Form 10–K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018.
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

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders, as amended.

2017 Tax Act	2017 Tax Cuts and Jobs Act
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interest and certain tax related items.

Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, the expense associated with stock-based compensation, restructuring and other costs, debt restructuring costs and unallocated corporate expenses.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments – Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–09	Accounting Standards Update No. 2016–09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016–18	Accounting Standards Update No. 2016–18 Statement of Cash Flows (Topic 230): Restricted Cash
ASU 2017–07	Accounting Standards Update 2017–07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Payment processing revenue	$168,454	$136,378
Account servicing revenue	78,704	61,539
Finance fee revenue	49,682	43,372
Other revenue	57,989	50,068
Total revenues	354,829	291,357
Cost of services
Processing costs	79,640	64,334
Service fees	12,326	17,600
Provision for credit losses	13,990	12,231
Operating interest	8,485	4,893
Depreciation and amortization	20,450	17,384
Total cost of services	134,891	116,442
General and administrative	55,309	42,151
Sales and marketing	56,541	40,158
Depreciation and amortization	29,726	31,854
Operating income	78,362	60,752
Financing interest expense	(27,337)	(27,148)
Net foreign currency gain	390	8,442
Net unrealized gains on interest rate swap agreements	13,508	1,565
Income before income taxes	64,923	43,611
Income taxes	15,589	14,535
Net income	49,334	29,076
Less: Net income (loss) from non-controlling interest	701	(325)
Net income attributable to shareholders	$48,633	$29,401

Net income attributable to WEX Inc. per share:
Basic	$1.13	$0.69
Diluted	$1.12	$0.68
Weighted average common shares outstanding:
Basic	43,049	42,871
Diluted	43,450	43,119
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a functional income statement.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$49,334	$29,076
Changes in investment securities, net of tax expense of $1	—	3
Foreign currency translation	1,935	16,620
Comprehensive income	51,269	45,699
Less: Comprehensive income (loss) attributable to non-controlling interest	991	(283)
Comprehensive income attributable to WEX Inc.	$50,278	$45,982
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$373,169	$508,072
Restricted cash	26,716	18,866
Accounts receivable (net of allowances of $31,443 in 2018 and $30,207 in 2017)	2,770,399	2,517,980
Securitized accounts receivable, restricted	170,327	150,235
Prepaid expenses and other current assets	80,598	69,413
Total current assets	3,421,209	3,264,566
Property, equipment and capitalized software (net of accumulated depreciation of $279,693 in 2018 and $264,928 in 2017)	162,968	163,908
Goodwill	1,876,922	1,876,132
Other intangible assets (net of accumulated amortization of $427,812 in 2018 and $392,827 in 2017)	1,119,768	1,154,047
Investment securities	23,049	23,358
Deferred income taxes, net	6,914	7,752
Other assets	144,790	253,088
Total assets	$6,755,620	$6,742,851
Liabilities and Stockholders’ Equity
Accounts payable	$947,317	$811,362
Accrued expenses	298,179	315,346
Short-term deposits	778,858	986,989
Short-term debt, net	300,710	397,218
Other current liabilities	31,825	24,795
Total current liabilities	2,356,889	2,535,710
Long-term debt, net	2,132,283	2,027,752
Long-term deposits	330,043	306,865
Deferred income taxes, net	132,442	119,283
Other liabilities	33,774	32,683
Total liabilities	4,985,431	5,022,293
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.01 par value; 175,000 shares authorized; 47,500 shares issued in 2018 and 47,352 in 2017; 43,072 shares outstanding in 2018 and 43,022 in 2017	475	473
Additional paid-in capital	567,038	569,319
Retained earnings	1,453,957	1,404,683
Accumulated other comprehensive loss	(89,150)	(90,795)
Treasury stock at cost; 4,428 shares in 2018 and 2017	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,759,978	1,711,338
Non-controlling interest	10,211	9,220
Total stockholders’ equity	1,770,189	1,720,558
Total liabilities and stockholders’ equity	$6,755,620	$6,742,851
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a classified balance sheet.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	47,173	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	263	—	263
Balance at January 1, 2017	47,173	472	547,627	(122,839)	(172,342)	1,244,534	8,558	1,506,010
Stock issued	154	1	72	—	—	—	—	73
Share repurchases for tax withholdings	—	—	(9,021)	—	—	—	—	(9,021)
Stock–based compensation expense	—	—	6,457	—	—	—	—	6,457
Changes in investment securities, net of tax expense of $1	—	—	—	3	—	—	—	3
Foreign currency translation	—	—	—	16,578	—	—	42	16,620
Net income (loss)	—	—	—	—	—	29,401	(325)	29,076
Balance at March 31, 2017	47,327	$473	$545,135	$(106,258)	$(172,342)	$1,273,935	$8,275	$1,549,218

Balance at December 31, 2017	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,404,683	$9,220	$1,720,558
Cumulative–effect adjustment[2]	—	—	—	—	—	641	—	641
Balance at January 1, 2018	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,405,324	$9,220	$1,721,199
Stock issued	148	2	574	—	—	—	—	576
Share repurchases for tax withholdings	—	—	(11,810)	—	—	—	—	(11,810)
Stock-based compensation expense	—	—	8,955	—	—	—	—	8,955
Foreign currency translation	—	—	—	1,645	—	—	290	1,935
Net income	—	—	—	—	—	48,633	701	49,334
Balance at March 31, 2018	47,500	$475	$567,038	$(89,150)	$(172,342)	$1,453,957	$10,211	$1,770,189
1 Includes the impact of modified retrospective transition as part of the Company’s adoption of ASU 2016–09 to recognize previously disallowed excess tax benefits that increased a net operating loss.
2 Includes the impact of modified retrospective adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$49,334	$29,076
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized gain	(10,790)	(2,991)
Stock-based compensation	8,955	6,457
Depreciation and amortization	50,176	49,238
Debt restructuring and debt issuance cost amortization	3,676	1,954
Provision for deferred taxes	12,705	10,517
Provision for credit losses	13,990	12,231
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized receivables	(273,124)	(194,859)
Prepaid expenses and other current and other long-term assets	117,069	(1,024)
Accounts payable	133,716	60,650
Accrued expenses	(17,404)	(32,547)
Income taxes	92	685
Other current and other long-term liabilities	(3,152)	(331)
Net cash provided by (used for) operating activities	85,243	(60,944)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(14,770)	(21,693)
Purchase of equity investment	(2,307)	—
Purchases of investment securities	(121)	(114)
Maturities of investment securities	72	229
Net cash used for investing activities	(17,126)	(21,578)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(11,810)	(9,020)
Proceeds from stock option exercises	576	72
Net change in deposits	(185,433)	(78,392)
Net activity on other debt	(19,027)	(19,010)
Borrowings on revolving credit facility	488,503	1,237,606
Repayments of revolving credit facility	(625,821)	(1,035,026)
Borrowings on term loans	153,000	—
Repayments on term loans	(9,076)	(8,688)
Debt issuance costs	(2,907)	—
Net change in securitized debt	19,402	3,354
Net cash (used for) provided by financing activities	(192,593)	90,896
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,577)	2,926
Net change in cash, cash equivalents and restricted cash	(127,053)	11,300
Cash, cash equivalents and restricted cash, beginning of period (a)	526,938	213,342
Cash, cash equivalents and restricted cash, end of period (a)	$399,885	$224,642

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$4,801	$4,352
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our unaudited condensed consolidated balance sheets to amounts reported within our unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents at beginning of period	$508,072	$190,930
Restricted cash at beginning of period	18,866	22,412
Cash, cash equivalents and restricted cash at beginning of period	526,938	213,342

Cash and cash equivalents at end of period	373,169	203,995
Restricted cash at end of period	26,716	20,647
Cash, cash equivalents and restricted cash at end of period	$399,885	$224,642
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results for any future periods or the year ending December 31, 2018.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Changes to Prior Year Financial Statement Presentation
Effective January 1, 2018, the Company modified the presentation of the balance sheets and statements of income and changed how we allocate certain costs to our segments. These changes enhance the information reported to the users of our financial statements.
The Company now classifies assets and liabilities as current and non-current within our unaudited condensed consolidated balance sheets as defined according to the normal twelve month operating cycle of our business. Prior period amounts have been recast to conform with this presentation. As a result of this change, total assets and total liabilities have increased by approximately $3.7 million compared to what was reported within our Annual Report on Form 10–K for the year ended December 31, 2017 due to a gross-up of interest rate swap arrangements to reflect their corresponding short and long-term portions. See Note 11, Fair Value, for more information on the fair value of our interest rate swap arrangements.
Additionally, the Company has modified the presentation of certain line items in its unaudited condensed consolidated statements of income. Under the new presentation, costs of services are segregated from other operating expenses. Operating expenses have been reclassified into functional categories in order to provide additional detail into the underlying drivers of changes in operating expenses and align presentation with industry practice. The revised presentation did not result in a change to previously reported revenues, operating income, income before income taxes or net income.
Effective with the change in financial statement presentation noted above, the Company now reports expenses in the categories noted below. No changes have been made to non-operating expenses.
Cost of Services

•
Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants, cost of goods sold related to hardware and other product sales.

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions. Additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606 effective January 1, 2018, certain network fees paid to third-party networks are no longer recorded as service fees and are now presented as a reduction of revenues.

•
Provision for credit losses - Changes in the reserve for credit loss are the result of changes in management’s estimate of the losses in the Company’s outstanding portfolio of receivables, including losses from fraud.

•	Operating interest - The Company incurs interest expense on the operating debt obtained to provide liquidity for its short-term receivables.

•
Depreciation and amortization - The Company has identified those tangible and intangible assets directly associated with providing a service that generates revenue and records the depreciation and amortization associated with those assets under this category. Such assets include processing platforms and related infrastructure, acquired developed technology intangible assets, and other similar asset types.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Operating Expenses

•
General and administrative - General and administrative includes compensation and related expenses for the executive, finance and accounting, other information technology, human resources, legal and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees and other corporate expenses.

•
Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions and related expenses for sales, marketing and other related activities. With the adoption of Topic 606 effective January 1, 2018, certain payments to partners are now classified as sales and marketing expenses.

•
Depreciation and amortization - The depreciation and amortization associated with tangible and intangible assets, that are not considered to be directly associated with providing a service that generates revenue, are recorded as other operating expenses. Such assets include corporate facilities and information technology assets and acquired intangible assets other than those included in cost of services.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the quarter and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Three Months Ended March 31, 2018
ASU 2014–09
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

The Company adopted this standard on January 1, 2018. The guidance permits two methods of adoption: full retrospective approach, which requires an entity to restate each prior period that is reported in the financial statements and modified retrospective approach, which requires a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. The Company adopted the standard using the modified retrospective method, applied to those contracts which were not completed as of January 1, 2018.

The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014–09. There were three primary impacts to the Company resulting from the adoption of Topic 606, which are described below.

Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three months ended March 31, 2018 by approximately $14.9 million.

Network fees paid by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $5.6 million for the three months ended March 31, 2018.

Certain costs to obtain a contract, such as sales commissions, are to be capitalized and amortized over the life of the customer relationship, with a practical expedient available for contracts under one year in duration. The vast majority of the Company’s commissions will continue to be expensed as incurred.

As of January 1, 2018, we recorded $0.6 million cumulative-effect adjustment, net of the associated tax effect, related to the deferral of capitalizable costs to obtain a contract within our Health and Employee Benefit Solutions segment. These commissions are amortized to sales and marketing expense over a useful life that considers the contract term, our commission policy, renewal experience and the transfer of services to which the asset relates.

ASU 2017–07
This standard changes the presentation of net benefit pension costs by requiring the disaggregation of certain of its components. Under the guidance, companies are required to present the service cost component in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost will be presented in the income statement separately from the service cost component and outside the subtotal of operating income, if one is presented. Additionally, only the service cost component will be eligible for capitalization under the new guidance.
		The Company adopted ASU 2017–07 effective January 1, 2018.	The adoption did not have a material impact on our results of operations, cash flows or consolidated financial position.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ASU 2016–18
This standard clarifies the classification and presentation of restricted cash in the statement of cash flows. The statement of cash flows must explain the change during the period in the total of cash and cash equivalents and amounts described as restricted cash or cash equivalents.
The Company retrospectively adopted ASU 2016–18 effective January 1, 2018.
This retrospective adoption resulted in including restricted cash in cash, cash equivalents and restricted cash when reconciling the beginning of year and end of year amounts presented on the unaudited condensed consolidated statements of cash flows.

A reconciliation of cash, cash equivalents and restricted cash as reported within our unaudited condensed consolidated balance sheets is included within our unaudited condensed consolidated statements of cash flows.

ASU 2016–01
This standard requires equity investments, except those accounted for under the equity method of accounting, or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income.
The Company adopted ASU 2016–01 effective January 1, 2018.
All gains and losses on investment securities are now reflected as non-operating income within our unaudited condensed consolidated statements of income. The adoption did not have a material impact on our results of operations, balance sheet or cash flows.

Not Yet Adopted as of March 31, 2018
ASU 2016–02 Leases (Topic 842)
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

ASU 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount.
	The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.	The Company is evaluating the impact the standard will have on the consolidated financial statements and related disclosures.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Revenue
The Company adopted Topic 606 on January 1, 2018, utilizing the modified retrospective method. See Note 2, Recent Accounting Pronouncements, for further information regarding the adoption impact. Under the modified retrospective method, prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition. Please see the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 for our accounting policies applied to revenue recognition prior to adoption of Topic 606.
Topic 606 does not apply to rights or obligations associated with financial instruments, including the Company’s finance fee and interest income from banking relationships and cardholders, certain other fees associated with cardholder arrangements and commissions paid related to such agreements, which continue to be within the scope of Accounting Standards Codification Topic 310, Receivables (“Topic 310”).
The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. Point-in-time revenue recognized during the three months ended March 31, 2018 was not material.
We disaggregate our revenue from contracts with customers by service-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
The following table disaggregates our consolidated revenue:

	Three Months Ended March 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$106,978	$44,777	$16,699	$168,454
Account servicing revenue	8,466	9,469	27,025	44,960
Other revenue	17,042	1,117	8,142	26,301
Total Topic 606 revenues	$132,486	$55,363	$51,866	$239,715

Topic 310 revenues
Account servicing revenue	$33,744	—	—	$33,744
Finance fee revenue	43,604	259	5,819	49,682
Other revenue	20,531	11,157	—	31,688
Total Topic 310 revenues	$97,879	$11,416	$5,819	$115,114

Total revenues	$230,365	$66,779	$57,685	$354,829
Payment Processing Revenue
Payment processing revenue consists primarily of interchange income. Interchange income is a fee paid by a merchant bank (“merchant”) to the card-issuing bank (generally the Company) in exchange for the Company facilitating and processing transactions with cardholders. Interchange fees are set by the card network. WEX processes transactions through both closed-loop and open-loop networks.

•
Our Fleet Solutions segment interchange income primarily relates to revenue earned on transactions processed through the Company’s proprietary closed-loop fuel networks. In closed-loop network arrangements, written contracts are entered into between the Company and merchants, which determine the interchange fee charged on transactions. The Company extends short-term credit to the fleet cardholder and pays the merchant the purchase price for the cardholder’s transaction, less the interchange fees the Company retains. The Company collects the total purchase price from the fleet cardholder. In Europe, interchange income is specifically derived from the difference between the negotiated price of fuel from the supplier and the agreed upon price paid by fleet cardholders.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•
Interchange income in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments relates to revenue earned on transactions processed through open-loop networks. In open-loop network arrangements, there are several intermediaries involved between the merchant and the cardholder and written contracts between all parties involved in the process do not exist. Rather, the transaction is governed by the rates determined by the payment network at the point-of-sale. This framework dictates the interchange rate, the risk of loss, dispute procedures and timing of payment. For these transactions, there is an implied contract between the Company and the merchant.

In our Travel and Corporate Solutions segment, the Company remits payment to the card network for the purchase price of the cardholder transaction, less the interchange fees the Company earns. The Company collects the total purchase price from the cardholder.

•
In our Health and Employee Benefit Solutions segment, funding of transactions and collections from cardholders is performed by third-party sponsor banks, who remit a portion of the interchange fee to us.

The Company has determined that the merchant is the customer as it relates to interchange income regardless of the type of network through which transactions are processed. The Company’s primary performance obligation to merchants is a stand-ready commitment to provide payment and transaction processing services as the merchant requires, which is satisfied over time in daily increments. Since the timing and quantity of transactions to be processed by us is not determinable, the total consideration is determined to be variable consideration. The variable consideration for our payment and transaction processing service is usage-based and therefore it specifically relates to our efforts to satisfy our obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure interchange income on a daily basis based on the services that are performed on that day.
In determining the amount of consideration received related to payment and transaction processing services provided, the Company assessed other intermediaries involved in the processing of transactions, including merchant acquirers, card networks, sponsor banks and third-party payment processors, and assessed whether the Company controls such services performed by other intermediaries according to principal-agent guidance in Topic 606. Based on this assessment, the Company determined that WEX does not control the services performed by merchant acquirers, card networks and sponsor banks as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore interchange income is recognized net of any fees owed to these intermediaries. The Company determined that services performed by third-party payment processors are controlled by WEX as the Company is responsible for directing how the third-party payment processor authorizes and processes transactions on the Company’s behalf. Therefore, such fees paid to third-party payment processors are recorded as service fees within cost of services.
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. The Company considered whether such fee rebates constitute consideration payable to a customer or other parties that purchase services from the customer per Topic 606. If so, such fee rebates are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the three months ended March 31, 2018, such variable consideration totaled approximately $198.5 million. Fee rebates made to certain other partners were determined to be costs to obtain a contract, and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. Such revenue is outside of the scope of Topic 606, and continues to be accounted for under Topic 310.
In our Travel and Corporate Solutions segment, account servicing reflects revenues earned from our accounts receivable and accounts payable SaaS platforms obtained as part of our recent AOC acquisition.
In our Health and Employee Benefit Solutions segment, we also recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform. Customers including health plans, third-party administrators, financial institutions and payroll companies typically enter into three to five year contracts, which contain significant termination penalties. Our primary performance obligation is a stand-ready commitment to provide SaaS services and support which is satisfied over time in a series of daily increments. Revenue is recognized based on an output method based using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. The Company engages in factoring, which is the purchase of accounts receivable from a third-party at a discount. Revenue earned in this transaction is recorded in finance fees. The Company also recognizes finance fee revenue earned on the Company’s foreign salary advance product. All finance fees listed above are within the scope of Topic 310 and are recognized at the time of assessment.
Other Revenue
Other revenue includes transaction processing revenue, professional and marketing services and the sales of telematics hardware, all of which is within scope of Topic 606. Revenue is recognized when control of the services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. In addition, international settlement fees and certain other cardholder fees (e.g. replacement card fees) are included in other revenue. These cardholder fees are within the scope of Topic 310 and are recognized upon completion of the related service.
Contract Balances
The Company’s contract assets consist of upfront payments made to customers under long-term contracts and are recorded upon payment or when due. These payments reduce revenue recognition in future periods, as the resulting asset is amortized against revenue as the Company performs its obligations under these arrangements.
The Company’s contract liabilities, which consist of upfront payments received from customers, are recorded as contract liabilities upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.
The following table provides information about these contract assets and liabilities from contracts with customers. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	March 31, 2018
Receivables[1]	Accounts receivable, net	$19,379
Contract assets	Prepaid expenses and other current assets and Other assets	$53,363
Contract liabilities	Other current liabilities	$23,841
1 The majority of the Company’s receivables, excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of ASC Topic 606.
Impairment losses recognized on our receivables and contract assets were immaterial for the three months ended March 31, 2018. In the three months ended March 31, 2018, revenue recognized related to contract liabilities as of December 31, 2017 was immaterial.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of March 31, 2018 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations. As allowed by Topic 606, the Company has elected to exclude from this disclosure the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table includes revenue expected to be recognized in the future related to remaining performance obligations at the end of the reporting period.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Minimum monthly fees[1]	$34,432	$30,814	$17,565	$9,719	$5,744	$267	$98,541
Professional services[2]	12,840	2,363	—	—	—	—	15,203
Total remaining performance obligations	$47,272	$33,177	$17,565	$9,719	$5,744	$267	$113,744
1 The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, which contain substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience.
2 Includes software development projects and other services sold subsequent to the core offerings, to which the customer is contractually obligated.

4.	Business Acquisition
AOC
Effective October 18, 2017, the Company acquired certain assets and assumed certain liabilities of AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc. (collectively “AOC”), an industry leader in commercial payments technology. The acquisition of AOC, a longstanding technology provider for our virtual card product, will broaden our capabilities, increase our pool of employees with payments platform expertise and allow us to evolve with the needs of our customers and partners through the use of AOC’s payments processing technology platforms.
The Company purchased AOC for $129.8 million, which was funded with cash on hand and through borrowings under the 2016 Credit Agreement. The Company records adjustments to the assets acquired and liabilities assumed throughout the measurement period, which may be up to one year from the acquisition date. The Company has obtained information to assist in determining the fair values of certain assets acquired and liabilities assumed since the acquisition, resulting primarily in the recording of other intangible assets and goodwill. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition. The goodwill and intangible assets recorded from this business combination were assigned to our Travel and Corporate Solutions segment.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

(In thousands)	As Reported December 31, 2017	Measurement Period Adjustments	As Reported, March 31, 2018
Total consideration	$129,828	$—	$129,828
Less:			—
Cash	15,546	—	15,546
Accounts receivable	4,171	—	4,171
Property and equipment	2,530	(1,329)	1,201
Customer relationships (a)	15,000	200	15,200
Developed technologies (b)	24,100	—	24,100
Trademarks and trade names (c)	1,460	10	1,470
Other liabilities	(685)	(449)	(1,134)
Recorded goodwill	$67,706	$1,568	$69,274
(a) Weighted average life – 9.0 years.
(b) Weighted average life – 3.4 years.
(c) Weighted average life – 4.3 years.
(a) (b) (c) The weighted average life of these amortized intangible assets is 5.5 years.
Since the acquisition date, the operations of AOC contributed net revenues of approximately $6.7 million and net loss before taxes of approximately $0.6 million during the year ended December 31, 2017. No pro forma information has been included in these financial statements as the operations of AOC for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

5.	Accounts Receivable
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $14.1 million and $12.2 million in receivables with revolving credit balances as of March 31, 2018 and December 31, 2017, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one third-party receivable represented 10 percent or more of the outstanding receivables balance at March 31, 2018 or December 31, 2017. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

	March 31, 2018	December 31, 2017
Delinquency Status
29 days or less past due	96%	95%
59 days or less past due	98%	97%
Reserves for Accounts Receivable
Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy of the customer. The reserve for credit losses is calculated by an analytic model that also takes into account other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of past due accounts receivable balances, changes in payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents changes in the accounts receivable allowances:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance, beginning of year	$30,207	$20,092
Provision for credit losses	13,990	12,231
Charges to other accounts[1]	4,442	2,939
Charge-offs	(19,221)	(13,369)
Recoveries of amounts previously charged-off	1,926	928
Currency translation	99	745
Balance, end of period	$31,443	$23,566
1 The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

6.	Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, the assumed issuance of unvested restricted stock units and deferred stock units, and unvested performance-based restricted stock units for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income attributable to shareholders	$48,633	$29,401

Weighted average common shares outstanding – Basic	43,049	42,871
Dilutive impact of share-based compensation awards	401	248
Weighted average common shares outstanding – Diluted	43,450	43,119
For the three months ended March 31, 2018 and March 31, 2017, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk.
Interest Rate Swap Agreements
During 2016 and 2017, we entered into five interest rate swap contracts. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. At March 31, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E
Notional amount at inception (in thousands)	$300,000	$200,000	$400,000	$150,000	$250,000
Amortization	N/A	N/A	5% annually	N/A	N/A
Maturity date	12/30/2022	12/30/2022	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	2.204%	2.212%	1.108%	1.125%	0.896%
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income[1]	2018	2017
Interest rate swap agreements – unrealized portion	Net unrealized gains on interest rate swap agreements	$13,508	$1,565
Interest rate swap agreements – realized portion	Financing interest income (expense)	$313	$(543)
1 The Company has not elected hedge accounting treatment.
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.
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
The following table summarizes the contracts related to the Company’s foreign currency swaps, which settle in the base currency at various dates within 5 days after quarter-end:

	Aggregate Notional Amount
	March 31,
(In thousands)	2018		2017
Australian dollar	A$	5,000	A$	18,000
The amount of gains and losses associated with foreign currency swaps were not material for the three months ended March 31, 2018 and March 31, 2017.

8.	Deposits and Borrowed Federal Funds
WEX Bank has issued certificates of deposit with maturities ranging from six months to three years, with interest rates ranging from 1.15% to 2.55% as of March 31, 2018 and from 1.00% to 2.15% as of December 31, 2017. WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of March 31, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
The Company requires deposits from certain customers as collateral for credit that has been extended. These deposits are generally non-interest bearing. Interest-bearing money market deposits are issued in denominations of $250 thousand or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. Interest-bearing money market deposits and customer deposits are classified as short-term deposits on our unaudited condensed consolidated balance sheets.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the composition of deposits:

(In thousands)	March 31, 2018	December 31, 2017
Interest-bearing money market deposits	$258,204	$285,899
Customer deposits	69,531	70,211
Certificates of deposit with maturities within 1 year (a)	451,123	630,879
Short-term deposits	778,858	986,989
Certificates of deposit with maturities greater than 1 year and less than 5 years (a)	330,043	306,865
Total deposits	$1,108,901	$1,293,854

Weighted average cost of funds on certificates of deposit outstanding	1.79%	1.51%
Weighted average cost of interest-bearing money market deposits	1.80%	1.49%
(a) Certificates of deposit are classified as short-term or long-term within our unaudited condensed consolidated balance sheets based on maturity date.
Sources of Funds
WEX Bank participates in the Insured Cash Sweep (“ICS”) service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million. At March 31, 2018, the Company has made no such purchases.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. There were no borrowings against these lines of credit as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company’s federal funds available lines of credit was $275.0 million. Effective April 1, 2018, these available lines of credit were reduced to $150.0 million.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt:

(In thousands)	March 31, 2018	December 31, 2017
Revolving line-of-credit facility under 2016 Credit Agreement (a)	$1,000	$136,535
Term loans under 2016 Credit Agreement (a)	1,746,799	1,602,875
Notes outstanding (a)	400,000	400,000
Securitized debt	145,587	126,901
Participation debt	166,361	184,990
WEX Latin America debt	9,377	9,747
Total gross debt	$2,469,124	$2,461,048

Current portion of gross debt	$308,638	$404,233
Less: unamortized debt issuance costs	(7,928)	(7,015)
Short-term debt, net	$300,710	$397,218

Long-term gross debt	$2,160,486	$2,056,815
Less: unamortized debt issuance costs	(28,203)	$(29,063)
Long-term debt, net	$2,132,283	$2,027,752

Supplemental information under 2016 Credit Agreement:
Letters of credit (b)	$52,600	$27,500
Borrowing capacity	$516,400	$405,965
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and notes outstanding.
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries
2016 Credit Agreement
The 2016 Credit Agreement provides for tranche A and tranche B term loan facilities in amounts equal to $455.0 million and $1,335.0 million respectively, and a $570.0 million secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Under the 2016 Credit Agreement, amounts due under the revolving credit facility and the tranche A term loan facility mature in July 2021, while amounts due under the tranche B term loan facility mature in July 2023. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $5.7 million and $3.4 million for tranche A and tranche B term loan facilities, respectively.
On January 17, 2018, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both LIBOR borrowings and base rate borrowings and increased the outstanding amounts on these tranche B term loans from $1,182.0 million to $1,335.0 million. In addition, the repricing made certain other changes to the 2016 Credit Agreement, including increasing the maximum consolidated leverage ratio for both the period of December 31, 2018 through September 30, 2019, and upon the occurrence of an acquisition meeting certain specified criteria, permitting the incurrence of unsecured indebtedness as long as the Company is in pro forma compliance with the financial covenants, resetting the six month soft call period for a repricing of the tranche B term loans and resetting and amending the test for incremental loans. Following the repricing, the applicable interest rate margin for the tranche B term loans was set at 2.3% for LIBOR borrowings and 1.25% for base rate borrowings.
After giving effect to the January 2018 repricing, amounts outstanding under the 2016 Credit Agreement bear interest at a rate equal to, at the Company’s option, (a) the Eurocurrency Rate, as defined in the 2016 Credit Agreement, plus a margin of between 1.75% to 3.25% (2.25% at March 31, 2018) with respect to the revolving credit facility, between 1.75% to 2.75% (2.00% at March 31, 2018) with respect to the tranche A term loan facility, and 2.25% with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.00% floor), in each case, based on the consolidated leverage ratio or (b) the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the prime rate announced by Bank of America, and (iii) the Eurocurrency Rate plus 1.00%, in each case plus a margin of 0.75% to 2.25% (1.25% at March 31, 2018) with respect to the revolving credit facility, 0.75% to

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.75% (1.00% at March 31, 2018) with respect to the tranche A term loan facility and 1.75% with respect to the tranche B term loan facility, with the margin determined in the case of the revolving credit facility and the tranche A term loan facility based on the consolidated leverage ratio. As of March 31, 2018 and December 31, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.1 percent and 4.2 percent, respectively.
The Company accounted for the January 2018 repricing as both a debt extinguishment and debt modification by evaluating the refinancing on a creditor by creditor basis. The Company recorded a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs and incurred general and administrative expenses of $3.0 million related to third-party costs associated with the modified debt. The loss on extinguishment and third-party costs are reflected as financing interest expense and service fees, respectively, within our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $2.9 million of new debt issuance costs related to the repricing.
The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of March 31, 2018, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both March 31, 2018 and December 31, 2017, the Company had $400.0 million of 4.75% fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.
Australian Securitization Facility
The Company has entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd expiring April 2018. Subsequent to March 31, 2018, this agreement was extended through April 2019. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.68% and 2.53% as of March 31, 2018 and December 31, 2017, respectively. The Company had $90.4 million and $90.0 million of securitized debt under this facility as of March 31, 2018 and December 31, 2017, respectively.
WEX Latin America Securitization Facility
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to sell certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. Under the terms of the agreement, the investment fund’s purchase price incorporates a discount relative to the face value of the transferred receivables.
This securitization arrangement does not meet the derecognition conditions and accordingly WEX Latin America continues to report the transferred receivables in our unaudited condensed consolidated balance sheets with no change in the basis of accounting. Additionally, we recognize the cash proceeds received from the investment fund and record offsetting securitized debt in our unaudited condensed consolidated balance sheets.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three months ended March 31, 2018, WEX Latin America paid $2.3 million in exchange for a non-controlling equity investment in the securitization facility. This equity investment is recorded within other assets in our unaudited condensed consolidated balance sheets.
The Company had $31.6 million and $19.0 million of securitized debt under this facility as of March 31, 2018 and December 31, 2017, respectively. During the three months ending March 31, 2018, the Company recognized approximately $2.1 million of operating interest under this financing arrangement.
European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 0.30 percent and 1.11 percent as of March 31, 2018 and December 31, 2017, respectively. The Company had $23.5 million and $17.9 million of securitized debt under this facility as of March 31, 2018 and December 31, 2017, respectively.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank’s lending limit to an individual customer. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $166.4 million and $185.0 million at March 31, 2018 and December 31, 2017, respectively. The balance will fluctuate on a daily basis based on customer funding needs. The commitment will mature in amounts of $85.0 million and $50.0 million on May 30, 2018 and December 31, 2021, respectively, with the remaining $31.4 million maturing on demand.
WEX Latin America Debt
WEX Latin America had debt of approximately $9.4 million and $9.7 million as of March 31, 2018 and December 31, 2017, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. The average interest rate was 16.2 percent and 21.2 percent as of March 31, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.

10.	Off–Balance Sheet Arrangement
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable in order to accelerate the collection of the Company’s cash and reduce internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor.
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $170.2 million of receivables under this arrangement during the three months ended March 31, 2018. Proceeds received are recorded net of applicable expenses, interest and commissions. The loss on factoring was $1.1 million for the three months ended March 31, 2018 and immaterial for the three months ended March 31, 2017, and was recorded within cost of services in the unaudited condensed consolidated statements of income. As of March 31, 2018, the Company had associated factoring receivables of approximately $30.3 million, of which approximately $0.5 million were in excess of the established credit limit. Charge-backs on

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

balances in excess of the credit limit during the three months ended March 31, 2018 were insignificant. There were no charge-backs on balances in excess of the credit limit during the three months ended March 31, 2017.

11.	Fair Value
The Company holds mortgage-backed securities, fixed-income securities, derivatives (see Note 7, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.
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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three months ended March 31, 2018 or March 31, 2017.
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

(In thousands)	Fair Value Hierarchy	March 31, 2018	December 31, 2017
Assets
Municipal bonds	2	$472	$534
Asset-backed securities	2	337	345
Mortgage-backed securities	2	300	305
Fixed-income mutual fund	1	21,940	22,174
Investment securities (a)		$23,049	$23,358
Executive deferred compensation plan trust (b)	1	$7,565	$6,798
Interest rate swaps (c)	2	$32,059	$19,595
Liabilities
Interest rate swaps (d)	2	$4,329	$5,373
(a) Not deemed available for current operations and have been classified as long-term assets.
(b) The fair value of these instruments is recorded in other assets.
(c) The fair value of these instruments is recorded in prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows.
(d) The fair value of these instruments is recorded in other current liabilities based on the timing of expected discounted cash flows.

Investment Securities
When available, the Company uses quoted market prices to determine the fair value of investment securities; such inputs are classified as Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund which is invested in fixed-income securities and is held in order to satisfy the regulatory requirements of WEX Bank. For mortgage-backed

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and asset-backed debt securities and municipal bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
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
Notes Outstanding
The Notes outstanding had a fair value of $402.0 million and $410.0 million as of March 31, 2018 and December 31, 2017, respectively. The fair value of the Notes, which is recorded in long-term debt, net, is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both March 31, 2018 and December 31, 2017, the carrying value of the 2016 Credit Agreement approximated its fair value.

12.	Income Taxes
The Company’s effective tax rate was 24.0 percent for the first quarter of 2018 as compared to 33.3 percent for the first quarter of 2017. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act and it has not changed at March 31, 2018. This estimate may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes. As of March 31, 2018, we are still evaluating the effects of the Global Intangible Low Taxed Income (“GILTI”) provisions as guidance and interpretations continue to emerge. However, we do not expect the impact to be material to our financial statements. We have not determined the accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current year operations in our estimated annual effective tax rate and will update the impact and accounting policy as the analysis related to the GILTI provisions is completed.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $73.4 million and $58.7 million at March 31, 2018 and December 31, 2017, respectively. These earnings are considered to be indefinitely reinvested. For the period ending March 31, 2018, except for GILTI, as indicated above, the Company did not record United States federal income tax on its share of the income of its foreign subsidiaries. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, and to certain state income taxes, but would have no further federal income tax liability.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of March 31, 2018 are consistent with those discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2017.

14.	Stock–Based Compensation
The fair value of restricted stock units, deferred stock units, performance-based restricted stock units and service-based stock options awarded during the three months ended March 31, 2018 totaled $27.4 million, as compared to $28.1 million for the three months ended March 31, 2017.
The fair value of restricted stock units, deferred stock units and performance-based restricted stock units is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.
The table below summarizes the assumptions used to calculate the fair value of service-based stock options by year of grant:

	2018	2017
Weighted average expected life (in years)	6.0	6.0
Weighted average exercise price	$158.23	$104.95
Weighted average volatility	27.35%	30.67%
Weighted average risk-free rate	2.69%	2.13%
Weighted average fair value	$51.27	$35.58

15.	Restructuring Activities
Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative (the “2015 Restructuring Initiative”) as a result of its global review of operations. The review of operations identified certain initiatives to further streamline the business, improve the Company’s efficiency and globalize the Company’s operations, all with an objective to improve scale and increase profitability going forward. The Company continued its efforts to improve its overall operational efficiency and began a second restructuring initiative (the “2016 Restructuring Initiative”) during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a third restructuring program in the third quarter of 2016 (the “Acquisition Integration Restructuring Initiative”).
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective programs. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $24.7 million as of March 31, 2018.
The balances under these initiatives are expected to be paid through 2018 and are included in current liabilities at March, 31, 2018 and December 31, 2017. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur is immaterial.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the Company’s 2015 Restructuring Initiative liability:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance, beginning of period	$2,680	$5,231
Restructuring charges	—	310
Reserve release	(14)	—
Cash paid	(409)	(348)
Impact of foreign currency translation	80	38
Balance, end of period	$2,337	$5,231
The following table presents the Company’s 2016 Restructuring Initiative liability:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance, beginning of period	$738	$3,662
Reserve release	(4)	(533)
Cash paid	(315)	—
Impact of foreign currency translation	19	73
Balance, end of period	$438	$3,202
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance, beginning of period	$5,093	$1,764
Restructuring charges[1]	185	707
Cash paid	(5,101)	(590)
Other	22	258
Impact of foreign currency translation	2	—
Balance, end of period	$201	$2,139
1 Primarily consists of office closure costs.
The following table presents the Company’s total restructuring liability:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance, beginning of period	$8,511	$10,657
Restructuring charges	185	1,017
Reserve release	(18)	(533)
Cash paid	(5,825)	(938)
Other	22	258
Impact of foreign currency translation	101	111
Balance, end of period	$2,976	$10,572

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.	Segment Information
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

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers.
The following tables present the Company’s reportable segment results:

	Three Months Ended March 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$106,978	$44,777	$16,699	$168,454
Account servicing revenue	42,210	9,469	27,025	78,704
Finance fee revenue	43,604	259	5,819	49,682
Other revenue	37,573	12,274	8,142	57,989
Total revenues	$230,365	$66,779	$57,685	$354,829

Interest income	$995	$421	$6,768	$8,184

	Three Months Ended March 31, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$86,262	$34,875	$15,241	$136,378
Account servicing revenue	36,069	155	25,315	61,539
Finance fee revenue	36,429	223	6,720	43,372
Other revenue	32,063	12,460	5,545	50,068
Total revenues	$190,823	$47,713	$52,821	$291,357

Interest income	$1,124	$46	$6,859	$8,029
In evaluating the financial performance of each segment, the CODM reviews segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) restructuring and other costs. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments, income taxes and net gains or losses from non-controlling interest to our operating segments.
Effective January 1, 2018, the Company revised how it allocates certain costs in its measure of segment adjusted operating income. The primary change is how the Company allocates information technology and corporate related costs to its segments. Certain information technology and corporate related costs that support multiple segments, which were previously included in Fleet Solutions, are now being allocated to the segment that they support. Certain residual unallocated corporate costs represent

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses. These expenses are recorded in unallocated corporate expenses, as these items are centrally and directly controlled and are not included in internal measures of segment operating performance.
Segment results for the three months ended March 31, 2017 have been recast to conform to the current presentation as described above.
The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(In thousands)	2018	2017
Segment adjusted operating income
Fleet Solutions	$101,908	$83,983
Travel and Corporate Solutions	25,249	19,186
Health and Employee Benefit Solutions	18,639	18,199
Total segment adjusted operating income	$145,796	$121,368

Reconciliation:
Total segment adjusted operating income	$145,796	$121,368
Less:
Unallocated corporate expenses	13,920	12,298
Acquisition–related intangible amortization	35,236	37,978
Other acquisition and divestiture related items	637	2,136
Debt restructuring costs	3,015	—
Stock–based compensation	8,955	6,457
Restructuring and other costs	5,671	1,747
Operating income	78,362	60,752
Financing interest expense	(27,337)	(27,148)
Net foreign currency gain	390	8,442
Net unrealized gains on interest rate swap agreements	13,508	1,565
Income before income taxes	$64,923	$43,611

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	Supplementary Regulatory Capital Disclosure
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition.
As of March 31, 2018 and December 31, 2017, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act.
WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2018
Total Capital to risk-weighted assets	$311,040	12.80%	$194,418	8.0%	$243,023	10.0%
Tier 1 Capital to average assets	$298,226	11.32%	$105,341	4.0%	$131,676	5.0%
Common equity to risk-weighted assets	$298,226	12.27%	$109,360	4.5%	$157,965	6.5%
Tier 1 Capital to risk-weighted assets	$298,226	12.27%	$145,814	6.0%	$194,418	8.0%
December 31, 2017
Total Capital to risk-weighted assets	$316,129	13.38%	$188,991	8.0%	$236,239	10.0%
Tier 1 Capital to average assets	$304,555	12.50%	$97,452	4.0%	$121,815	5.0%
Common equity to risk-weighted assets	$304,555	12.89%	$106,308	4.5%	$153,555	6.5%
Tier 1 Capital to risk-weighted assets	$304,555	12.89%	$141,743	6.0%	$188,991	8.0%
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will assist the reader with understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the three segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. Our MD&A is presented in the following sections:

•	Overview

•	Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2017, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K filed with the SEC on March 1, 2018 and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report.

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
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, UNIK S.A., a Brazil-based company that we refer to as “WEX Latin America,” and a controlling interest in WEX Europe Services Limited and its subsidiaries.
Effective January 1, 2018, the Company modified the presentation of certain line items in its unaudited condensed consolidated statements of income; under the new presentation, costs of services are segregated from other operating expenses. Operating expenses have been reclassified into functional categories in order to provide additional detail into the underlying drivers of changes in operating expenses and align its presentation with industry practice. There are no changes to the presentation of revenues, non-operating expenses or other statement of income captions. Additionally, the revised presentation will not result in a change to previously reported revenues, operating income, income before income taxes or net income.
Sources of Operating Expense
Cost of Services

•
Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants, cost of goods sold related to hardware and other product sales.

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions; additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606 effective January 1, 2018, certain network fees paid to third-party networks are no longer recorded as service fees and are now presented as a reduction of revenues.

•
Provision for credit losses - Changes in the reserve for credit loss are the result of changes in management’s estimate of the losses in the Company’s outstanding portfolio of receivables, including losses from fraud.

•	Operating interest - The Company incurs interest expense on the operating debt obtained to provide liquidity for its short-term receivables.

•
Depreciation and amortization - The Company has identified those tangible and intangible assets directly associated with providing a service that generates revenue and records the depreciation and amortization associated with those assets under this category. Such assets include processing platforms and related infrastructure, acquired developed technology intangible assets, and other similar asset types.

Other Operating Expenses

•
General and administrative - General and administrative includes compensation and related expenses for the executive, finance and accounting, other information technology, human resources, legal and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees and other corporate expenses.

•
Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions and related expenses for sales, marketing and other related activities. With the adoption of Topic 606 effective January 1, 2018, certain payments to partners are now classified as sales and marketing expenses.

•
Depreciation and amortization - The depreciation and amortization associated with tangible and intangible assets that are not considered to be directly associated with providing a service that generates revenue are recorded as other operating expenses. Such assets include corporate facilities and information technology assets, and acquired intangible assets other than those included in cost of services.

Effective January 1, 2018, the Company changed how it allocates certain costs. These changes enhance the information reported to the users of our quarterly and annual filings. The primary change is how the Company allocates information technology and corporate-related costs to its segments. Certain information technology and corporate-related costs that support multiple segments, which were previously included entirely within the Fleet Solutions segment, are now being allocated to the segment that they support. Certain residual unallocated corporate costs represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses. These expenses are recorded in unallocated corporate expenses, as these items are centrally and directly controlled and are not included in internal measures of segment operating performance.
Summary
Below are selected items from the first quarter of 2018:

•	Average number of vehicles serviced increased 8 percent from the first quarter of 2017 to approximately 11.5 million for the first quarter of 2018, resulting entirely from organic growth.

•
Total fuel transactions processed increased 6 percent from the first quarter of 2017 to 131.8 million for the first quarter of 2018. Total payment processing transactions in our Fleet Solutions segment increased 7 percent to 109.8 million for the first quarter of 2018 as compared to the same period last year resulting entirely from organic growth.

•	The average U.S. fuel price per gallon during the first quarter of 2018 was $2.78, a 16 percent increase from the same period last year.

•
Credit loss expense in the Fleet Solutions segment was $13.0 million during the first quarter of 2018, as compared to $12.6 million in the same period last year, driven by higher average domestic fuel prices and incremental volumes, partly offset by a decrease in fraud loss. Our credit losses were 12.5 basis points of fuel expenditures for the first quarter of 2018, as compared to 17.8 basis points of fuel expenditures in the same period last year.

•
Our Travel and Corporate Solutions purchase volume grew by approximately $1,340.7 million from the first quarter of 2017 to $7,940.5 million for the first quarter of 2018, an increase of 20 percent, driven by higher customer purchase volumes within the U.S.

•
Our effective tax rate was 24.0 percent for the first quarter of 2018 as compared to 33.3 percent in the same period last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective rate may fluctuate due to changes in estimates made under the 2017 Tax Act as more guidance and clarification is released by the regulators, the mix of earnings among different tax jurisdictions, as well as from impacts that statutory tax rate and earnings mix changes have on our net deferred tax assets.

Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments, income taxes and net gains or losses from non-controlling interest to our operating segments as management believes these items are unpredictable and can obscure underlying trends. In addition, effective January 1, 2018, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
Certain information technology and corporate related costs that support multiple segments were previously included entirely within the Fleet Solutions segment. Effective January 1, 2018, such amounts are now being allocated to the operating segment that they support. Prior year amounts have been recast to conform with the changes in segment profitability described above.
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$106,978	$86,262	$20,716	24%
Account servicing revenue	42,210	36,069	6,141	17%
Finance fee revenue	43,604	36,429	7,175	20%
Other revenue	37,573	32,063	5,510	17%
Total revenues	$230,365	$190,823	$39,542	21%

Key operating statistics (a)(b)
Payment processing revenue:
Payment processing transactions	109,827	102,765	7,062	7%
Payment processing fuel spend	$8,438,143	$7,080,117	1,358,026	19%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.78	$2.40	$0.38	16%
Net payment processing rate	1.27%	1.22%	0.05%	4%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the three months ended March 31, 2017 have been conformed to the current year presentation.
(b) The Company adopted the requirements of ASU 2014–09 (“the new revenue recognition standard”) as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
Payment processing revenue increased $20.7 million for the first quarter of 2018 as compared to the same period in the prior year primarily due to higher average domestic fuel prices combined with full year effect of price modernization efforts, the impact from the adoption of the new revenue recognition standard and increased payment processing volumes due to organic growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to selling expense and certain network fees from service fees to a reduction of revenue. The net impact of these reclassifications increased reported revenue for the first quarter of 2018 by approximately $5 million.
Account servicing revenue increased by $6.1 million for the first quarter of 2018 as compared to the same period in the prior year due primarily to an increase in fees to certain customers as part of domestic price modernization efforts over the course of the prior year.
Other revenue increased by $5.5 million for the first quarter of 2018 as compared to the same period in the prior year, resulting primarily from higher relative EFS transaction processing revenue, the impact from the adoption of the new revenue recognition standard and benefits from our price modernization efforts. The net impact of the new revenue recognition standard reclassifications increased reported other revenue for the first quarter of 2018 by approximately $2 million.

Finance fee revenue is comprised of the following components:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Finance income	$34,657	$30,596	$4,061	13%
Factoring fee revenue	8,730	5,757	2,973	52%
Cardholder interest income	217	76	141	186%
Finance fee revenue	$43,604	$36,429	$7,175	20%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Finance income can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. Periodically, we assess the market rates associated within our industry to determine appropriate late fee rates. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Finance income increased $4.1 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to changes in overdue outstanding balances resulting from higher average domestic fuel prices and volumes. During the first quarter of 2018, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75, as compared to a monthly range of 0 to 6.99 percent with a minimum of $75 during the same period of the prior year. The weighted average rate, net of related charge-offs, was 4.6 percent and 4.5 percent for the first quarter of 2018 and 2017, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during either of the three months ended March 31, 2018 or 2017.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $3.0 million for the first quarter of 2018, as compared to the same period in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.
Cardholder interest income was not material to Fleet Solutions operations for the three months ended March 31, 2018 or 2017.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$49,093	$41,829	$7,264	17%
Service fees	$1,587	$1,475	$112	8%
Provision for credit losses	$12,989	$12,582	$407	3%
Operating interest	$3,176	$1,368	$1,808	132%
Depreciation and amortization	$10,162	$11,942	$(1,780)	(15)%

Other operating expenses
General and administrative	$21,347	$17,590	$3,757	21%
Sales and marketing	$37,846	$29,942	$7,904	26%
Depreciation and amortization	$20,625	$23,140	$(2,515)	(11)%

Operating income	$73,540	$50,955	$22,585	44%
Cost of services
Processing costs increased $7.3 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to incremental headcount and other volume-related increases.
Service fees for the first quarter of 2018 were generally consistent with the same period of the prior year.
Provision for credit losses increased by $0.4 million for the first quarter of 2018 as compared to the same period in the prior year. The increase in credit loss was due to higher average domestic fuel prices and incremental volumes, partly offset by a decrease in fraud loss.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 12.5 basis points of fuel expenditures for the first quarter of 2018, as compared to 17.8 basis points of fuel expenditures for the same period last year. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $1.8 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to higher interest rates paid on deposits and an increase in deposits resulting from higher average domestic fuel prices and incremental volumes.
Depreciation and amortization decreased by $1.8 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to lower relative depreciation on our internal use software processing platforms.
Other operating expenses
General and administrative expenses increased $3.8 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to increased professional fees.
Sales and marketing expenses increased $7.9 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to $7 million of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization decreased by $2.5 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to lower relative amortization on certain acquired intangibles.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except payment solutions purchase volume in millions)	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$44,777	$34,875	$9,902	28%
Account servicing revenue	9,469	155	9,314	NM
Finance fee revenue	259	223	36	16%
Other revenue	12,274	12,460	(186)	(1)%
Total revenues	$66,779	$47,713	$19,066	40%

Key operating statistics (a)
Payment processing revenue:
Payment solutions purchase volume	$7,941	$6,600	$1,341	20%
(a) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.

NM - not meaningful
Payment processing revenue increased $9.9 million for the first quarter of 2018 as compared to the same period of the prior year due to an increase in corporate charge card purchase volume from our WEX travel product in all our major markets, most notably the U.S. and Europe, and the impact from the adoption of the new revenue recognition standard. These favorable factors were partly offset by an unfavorable impact of customer mix. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to selling expense and network fees paid from service fees to a reduction of revenue. The net impact of these reclassifications increased reported revenue for the first quarter of 2018 by approximately $2 million.
Account servicing revenue increased $9.3 million for the first quarter of 2018 as compared to the same period of the prior year due to the acquisition of AOC.
Finance fee revenue and other revenue for the first quarter of 2018 were generally consistent with the same period of the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three months ended March 31, 2018. As of March 31, 2017, customer balances with such concessions totaled $14.2 million, which resulted in $0.6 million in waived late fees for the three months ended March 31, 2017.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$12,655	$4,664	$7,991	171%
Service fees	$6,489	$13,749	$(7,260)	(53)%
Provision for credit losses	$846	$(412)	$1,258	(305)%
Operating interest	$2,675	$1,566	$1,109	71%
Depreciation and amortization	$4,453	$851	$3,602	423%

Other operating expenses
General and administrative	$7,118	$3,643	$3,475	95%
Sales and marketing	$13,279	$4,969	$8,310	167%
Depreciation and amortization	$3,156	$2,855	$301	11%

Operating income	$16,108	$15,828	$280	2%
Cost of services
Processing costs increased $8.0 million for the first quarter of 2018 as compared to the same period in the prior year. The increase is primarily due to the acquisition of AOC.
Service fees decreased $7.3 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to the adoption of the new revenue recognition standard and cost savings as a result of the AOC acquisition, partly offset by incremental expenses resulting from higher relative purchase volumes. Upon adoption of the new revenue recognition standard, we reclassified network fees paid from service fees to a reduction of revenue in the first quarter of 2018. The net impact of this reclassification decreased service fees for the first quarter of 2018 by approximately $5 million.
Provision for credit losses was not material to the operations of Travel and Corporate Solutions for both the three months ended March 31, 2018 and 2017.
Operating interest expense increased $1.1 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to incremental purchase volumes and higher interest rates paid on deposits.
Depreciation and amortization increased $3.6 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to higher relative amortization on acquired intangibles and the acquisition of AOC.
Other operating expenses
General and administrative expenses increased $3.5 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to the acquisition of AOC.
Sales and marketing expenses increased $8.3 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to the adoption of the new revenue recognition standard. Upon adoption of the new revenue recognition standard, $7 million paid to partners during the first quarter of 2018 are now reflected within sales and marketing. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization for the first quarter of 2018 was generally consistent with the same period in the prior year.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except purchase volume in millions)	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$16,699	$15,241	$1,458	10%
Account servicing revenue	27,025	25,315	1,710	7%
Finance fee revenue	5,819	6,720	(901)	(13)%
Other revenue	8,142	5,545	2,597	47%
Total revenues	$57,685	$52,821	$4,864	9%

Key operating statistics (U.S. only) (a)(b)
Payment processing revenue:
Purchase volume	$1,503	$1,347	$156	12%
Account servicing revenue:
Average number of SaaS accounts	10,826	8,576	2,250	26%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the three months ended March 31, 2017 have also been conformed to the current year presentation.
(b) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
Payment processing revenue increased $1.5 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to an increase in purchase volume as a result of customer signings.
Account servicing revenue increased $1.7 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform, partly offset by an unfavorable impact from customer mix.
Finance fee revenue decreased $0.9 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to a decrease in WEX Latin America salary advance volumes.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of March 31, 2018 and 2017, there were no material concessions granted to customers.
Other revenue increased $2.6 million for the first quarter of 2018 as compared to the same period in the prior year, resulting primarily from higher WEX Latin America and WEX Health ancillary fees.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$17,873	$17,836	$37	—%
Service fees	$4,144	$2,353	$1,791	76%
Provision for credit losses	$156	$62	$94	152%
Operating interest	$2,634	$1,959	$675	34%
Depreciation and amortization	$5,817	$4,592	$1,225	27%

Other operating expenses
General and administrative	$5,893	$5,348	$545	10%
Sales and marketing	$5,400	$5,201	$199	4%
Depreciation and amortization	$5,431	$5,540	$(109)	(2)%

Operating income	$10,337	$9,930	$407	4%
Cost of services
Processing costs for the first quarter of 2018 were generally consistent with the same period of the prior year.
Service fees increased $1.8 million for the first quarter of 2018 as compared to the same period in the prior year, primarily due to increases in healthcare savings account custodial fees and higher payment processing related expenses resulting from volume growth over the past twelve months.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the three months ended March 31, 2018 and 2017.
Operating interest increased $0.7 million for the first quarter of 2018 as compared to the same period in the prior year, primarily resulting from an increase in customer receivable balances due to business growth experienced during 2017.
Depreciation and amortization increased $1.2 million for the first quarter of 2018 as compared to the same period in the prior year, resulting from higher depreciation expense on capitalized internal-use software development costs.
Other operating expenses
Other operating expenses for the first quarter of 2018 were generally consistent with the same period in the prior year.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services	$143	$24	$119	496%

Other operating expenses
General and administrative	$20,951	$15,569	$5,382	35%
Sales and marketing	$15	$47	$(32)	(68)%
Depreciation and amortization	$514	$321	$193	60%

Operating loss	$(21,623)	$(15,961)	$(5,662)	(35)%
General and administrative increased $5.4 million for the first quarter of 2018 as compared to the same period in the prior year, due primarily to professional fees incurred as part of our January 2018 debt repricing and higher relative equity compensation expense.
Other unallocated corporate expenses were not material to the Company’s operations.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Financing interest expense	$(27,337)	$(27,148)	$189	1%
Net foreign currency gain	$390	$8,442	$(8,052)	(95)%
Net unrealized gains on interest rate swap agreements	$13,508	$1,565	$11,943	NM
Income taxes	$15,589	$14,535	$1,054	7%
Net income (loss) from non-controlling interest	$701	$(325)	$1,026	NM
NM - not meaningful
Financing interest expense for the first quarter of 2018 was generally consistent with the same period of the prior year, as a loss on the extinguishment of debt as part of our January 2018 debt repricing was almost entirely offset by a decrease in effective interest rates, including the impact of $1.3 billion in interest rate swaps outstanding as of March 31, 2018.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. In the first quarter of 2018, net foreign currency remeasurement did not have a material impact on our operations. In the same period of the prior year, we realized an $8.4 million gain resulting from the U.S. dollar weakening relative the British Pound and higher relative international volumes within our Travel and Corporate Solutions segment.
Net unrealized gains on interest rate swap agreements increased $11.9 million, as compared to the same period of the prior year. Late in the fourth quarter of 2017, the Company entered into two interest rate swap agreements with aggregate notional amounts of $500 million. The favorable impact of our swaps resulted from increases in the variable interest rates combined with a higher notional amount of interest rate swaps outstanding.
Our effective tax rate was 24.0 percent for the first quarter of 2018 as compared to 33.3 percent in the same period last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act and it has not changed at March 31, 2018. This estimate may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes. As of March 31, 2018, we are still evaluating the effects of the Global Intangible Low Taxed Income (“GILTI”) provisions as guidance and interpretations continue to emerge, however, we do not expect the impact to be material to our financial statements. We have not determined accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate, and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

Net income or loss from non-controlling interest relates to our 75 percent ownership stake in WEX Europe Services. Such amounts were not material to Company operations for both the first quarters of 2018 and 2017.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on derivatives, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interest and certain tax related items.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes; the Company’s chief operating decision maker uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on derivative instruments, including interest rate swap agreements, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these derivative contracts. The non-cash, mark-to-market adjustments on derivative instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

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

•
The Company considers certain acquisition-related costs, including certain financing costs, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods not reflected above, the Company has adjusted for goodwill impairments, acquisition-related asset impairments and gains and losses on divestitures. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.

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

•
Restructuring and other costs include employee termination benefits from certain identified initiatives to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business.

•
Debt restructuring and debt issuance cost amortization are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

•	The adjustments attributable to non-controlling interest have no significant impact on the ongoing operations of the business.

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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income attributable to shareholders	$48,633	$29,401
Unrealized gains on derivative instruments	(13,508)	(1,565)
Net foreign currency remeasurement gains	(390)	(8,442)
Acquisition–related intangible amortization	35,236	37,978
Other acquisition and divestiture related items	637	2,136
Stock–based compensation	8,955	6,457
Restructuring and other costs	5,671	1,747
Debt restructuring and debt issuance cost amortization	6,692	1,954
ANI adjustments attributable to non–controlling interest	(352)	(799)
Tax related items	(12,893)	(15,979)
Adjusted net income attributable to shareholders	$78,681	$52,888
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $73.4 million and $58.7 million as of March 31, 2018 and December 31, 2017, respectively. These earnings are considered to be indefinitely reinvested. As discussed in Item 1 – Note 12, Income Taxes, the United States enacted the 2017 Tax Act in December 2017, which impacted undistributed earnings, among other things. The 2017 Tax Act imposes a one-time “transition tax” on foreign undistributed earnings, which will be paid with our 2017 U.S. Income Tax Return. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post–1986 earnings and profits of the relevant foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. At December 31, 2017, the Company made a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $9.1 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax and our provisional estimate could change. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries and certain state taxes, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.

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
The table below summarizes our cash activities:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash provided by (used for) operating activities	$85,243	$(60,944)
Cash flows used for investing activities	$(17,126)	$(21,578)
Cash flows (used for) provided by financing activities	$(192,593)	$90,896
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2018 increased $146.2 million as compared to the same period of the prior year, resulting primarily from a return of collateral as a result of contract renegotiations, an increase in accounts payable due to higher volumes and higher relative net income adjusted for non-cash charges. These favorable factors were partly offset by an increase in accounts receivables due to higher fuel prices and volumes as compared to the same period last year.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2018 decreased $4.5 million as compared to the same period of the prior year, primarily due to a decrease in capital expenditures. For the three months ended March 31, 2018, cash used for investing activities consisted of $14.8 million of capital additions primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
Financing Activities
Cash used for financing activities for the three months ended March 31, 2018 increased $283.5 million as compared to the same period of the prior year, primarily due to net repayments under our credit facility and repayments of deposits as we have taken steps to reduce the size of our balance sheet exposure. These factors were partly offset by $153 million of borrowings as a result of the January 2018 debt repricing.
Securitization Facilities
The Company is a party to three securitized debt agreements. Under one of these agreements, we pay a variable interest rate on the outstanding balance of the securitization facility based on the Australian Bank Bill Rate plus an applicable margin. Under the second agreement, the amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. Under the third agreement, the Company sells certain unsecured salary advance receivables to an investment fund managed by an unrelated third-party financial institution at a discount relative to the face value of the transferred receivables. See Part I – Item 1 – Note 9, Financing and Other Debt, for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging from six months to three years, with interest rates ranging from 1.15 percent to 2.55 percent and from 1.00 percent to 2.15 percent as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, we had approximately $781.2 million and $937.7 million of certificates of deposit outstanding, respectively.
As of March 31, 2018, we had approximately $258.2 million of interest-bearing money market deposits with a weighted average interest rate of 1.80 percent, compared to $285.9 million of interest-bearing money market deposits at December 31, 2017, with a weighted average interest rate of 1.49 percent.
WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of March 31, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.

We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $69.5 million and $70.2 million of these deposits on hand at March 31, 2018 and December 31, 2017, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $275.0 million as of March 31, 2018. There were no outstanding balances on these lines of credit as of March 31, 2018 and December 31, 2017. Effective April 1, 2018, these available lines of credit were reduced to $150.0 million.
2016 Credit Agreement
The 2016 Credit Agreement provides for tranche A and tranche B term loan facilities in amounts equal to $455.0 million and $1.3 billion respectively, and a $570.0 million secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Under the 2016 Credit Agreement, amounts due under the revolving credit facility and the tranche A term loan facility mature in July 2021, while amounts due under the tranche B term loan facility mature in July 2023. Prior to maturity, amounts under the credit facility will be reduced by mandatory quarterly payments of $5.7 million and $3.4 million for tranche A and tranche B term loan facilities, respectively. On January 17, 2018, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both LIBOR borrowings and base rate borrowings.
Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. We were in compliance with all material covenants and restrictions at March 31, 2018. WEX Bank is not subject to certain of these restrictions.
As of March 31, 2018, we had $1.0 million of borrowings against our $570.0 million revolving credit facility. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility totaled $1.7 billion at March 31, 2018. As of March 31, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.1 percent.
See Part I – Item 1 — Note 13, Financing Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2017 for further information regarding the 2016 Credit Agreement.
WEX Latin America Debt
WEX Latin America had debt of approximately $9.4 million and $9.7 million as of March 31, 2018 and December 31, 2017, respectively. This is composed of credit facilities held in Brazil and loan arrangements related to our accounts receivable. The average interest rate was 16.2 percent and 21.2 percent as of March 31, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
WEX Bank maintains agreements with third-party banks to fund customer balances that exceed WEX Bank’s lending limit to an individual customer, with a $185.0 million funding capacity. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $166.4 million and $185.0 million at March 31, 2018 and December 31, 2017 respectively. The balance will fluctuate on a daily basis based on customer funding needs. The commitment will mature in amounts of $85.0 million and $50.0 million on May 30, 2018 and December 31, 2021, respectively, with the remaining $31.4 million maturing on demand.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services uses a substantially non-recourse factoring arrangement to sell receivables to a third-party financial institution to manage its working capital and cash flows. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. As such, these factoring arrangements can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity. See Part I – Item 1 – Note 10, Off–Balance Sheet Arrangement, to the unaudited condensed consolidated financial statements of this Form 10–Q for further information.
Other Liquidity Matters
At March 31, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. We maintain five interest rate swap contracts that mature between December 2018 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. See Part I – Item 1 – Note 7, Derivative Instruments, and Note 11, Fair Value, for further information.
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of March 31, 2018. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations, and financial condition.
As of March 31, 2018, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 17, Supplementary Regulatory Capital Disclosure, for further information.
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
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of March 31, 2018, we had posted letters of credit totaling approximately $52.6 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
On January 17, 2018, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both LIBOR borrowings and base rate borrowings. The Company also increased the outstanding amounts under these tranche B term loans from $1.182 billion to $1.335 billion. All other contractual obligations are consistent with those disclosed in our Annual Report on Form 10–K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
We adopted the new revenue recognition standard using the modified retrospective approach. There were three primary impacts on the Company of adopting Topic 606.

•
Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three months ended March 31, 2018 by approximately $14.9 million.

•
Network fees paid by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $5.6 million for the three months ended March 31, 2018.

•
Certain costs to obtain a contract, such as sales commissions, are to be capitalized and amortized over the life of the customer relationship, with a practical expedient available for contracts under one year in duration. The vast majority of the Company’s commissions will continue to be expensed as incurred.

As of January 1, 2018, we recorded $0.6 million cumulative-effect adjustment, net of the associated tax effect, related to the deferral of capitalizable costs to obtain a contract within our Health and Employee Benefit Solutions segment. These commissions will be amortized to sales and marketing expense over a useful life which considers the contract term, our commission policy, renewal experience and the transfer of services to which the asset relates.
See Part I – Item 1 – Note 3, Revenue, to the unaudited condensed consolidated financial statements of this Form 10–Q for further information regarding the adoption of the new revenue standard.
Other than this adoption, there have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial Statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2017.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2018. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10–K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the quarter ended March 31, 2018. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of March 31, 2018.

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on March 1, 2005, File No. 001-32426)
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
10.1
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

WEX INC.

May 10, 2018	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)