Form 10-Q
period 2018-06-30
WEX Inc.
filed 2018-08-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Large accelerated filer	☒	(Do not check if a smaller reporting company)	Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 31, 2018 was 43,091,553.

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

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;

•	the uncertainties of litigation; as well as

•	other risks and uncertainties identified in Item 1A of our annual report on Form 10–K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 1, 2018.
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
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, an impairment charge, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interest and certain tax related items.

Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, an impairment charge, the expense associated with stock-based compensation, restructuring and other costs, debt restructuring costs and unallocated corporate expenses.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASC	Accounting Standards Codification
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments – Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016–18	Accounting Standards Update No. 2016–18 Statement of Cash Flows (Topic 230): Restricted Cash
ASU 2017–07	Accounting Standards Update 2017–07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a bankruptcy-remote subsidiary consolidated by the Company
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NYSE	New York Stock Exchange
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
WEX Latin America	UNIK S.A., the Company's Brazilian subsidiary, which has been subsequently branded WEX Latin America
WEX	WEX Inc.
WEX Health	Evolution1 and Benaissance, collectively

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Payment processing revenue	$178,738	$141,354	$347,192	$277,732
Account servicing revenue	78,716	65,677	157,420	127,216
Finance fee revenue	51,573	42,085	101,255	85,457
Other revenue	61,849	54,768	119,838	104,836
Total revenues	370,876	303,884	725,705	595,241
Cost of services
Processing costs	76,306	69,233	155,928	133,563
Service fees	13,809	20,177	26,029	37,755
Provision for credit losses	11,505	16,082	25,495	28,313
Operating interest	9,528	4,619	18,013	9,512
Depreciation and amortization	20,612	18,376	41,045	35,760
Total cost of services	131,760	128,487	266,510	244,903
General and administrative	48,488	40,073	103,921	82,250
Sales and marketing	57,697	39,983	114,238	80,141
Depreciation and amortization	30,020	31,585	59,763	63,439
Impairment charge	—	16,175	—	16,175
Operating income	102,911	47,581	181,273	108,333
Financing interest expense	(25,505)	(28,547)	(52,842)	(55,695)
Net foreign currency (loss) gain	(26,734)	10,525	(26,344)	18,967
Net unrealized gain (loss) on financial instruments	2,706	(2,264)	16,214	(699)
Income before income taxes	53,378	27,295	118,301	70,906
Income taxes	13,938	10,655	29,527	25,190
Net income	39,440	16,640	88,774	45,716
Less: Net income (loss) from non-controlling interest	142	(450)	843	(775)
Net income attributable to shareholders	$39,298	$17,090	$87,931	$46,491

Net income attributable to WEX Inc. per share:
Basic	$0.91	$0.40	$2.04	$1.08
Diluted	$0.90	$0.40	$2.02	$1.08
Weighted average common shares outstanding:
Basic	43,181	43,002	43,116	42,937
Diluted	43,546	43,060	43,524	43,090
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a functional income statement.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$39,440	$16,640	$88,774	$45,716
Changes in investment securities, net of tax expense of $60 and $61 for the three and six months ended June 30, 2017, respectively	—	106	—	109
Foreign currency translation	(25,413)	6,082	(23,478)	22,702
Comprehensive income	14,027	22,828	65,296	68,527
Less: Comprehensive (loss) income attributable to non-controlling interest	(342)	49	649	(234)
Comprehensive income attributable to WEX Inc.	$14,369	$22,779	$64,647	$68,761
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$310,784	$508,072
Restricted cash	25,009	18,866
Accounts receivable (net of allowances of $30,247 in 2018 and $30,207 in 2017)	3,087,354	2,517,980
Securitized accounts receivable, restricted	168,274	150,235
Prepaid expenses and other current assets	79,838	69,413
Total current assets	3,671,259	3,264,566
Property, equipment and capitalized software (net of accumulated depreciation of $292,111 in 2018 and $264,928 in 2017)	161,708	163,908
Goodwill	1,843,575	1,876,132
Other intangible assets (net of accumulated amortization of $456,537 in 2018 and $392,827 in 2017)	1,103,330	1,154,047
Investment securities	22,970	23,358
Deferred income taxes, net	6,410	7,752
Other assets	142,725	253,088
Total assets	$6,951,977	$6,742,851
Liabilities and Stockholders’ Equity
Accounts payable	$1,015,226	$811,362
Accrued expenses	304,346	315,346
Short-term deposits	828,243	986,989
Short-term debt, net	379,538	397,218
Other current liabilities	21,959	24,795
Total current liabilities	2,549,312	2,535,710
Long-term debt, net	2,125,109	2,027,752
Long-term deposits	326,303	306,865
Deferred income taxes, net	130,266	119,283
Other liabilities	28,991	32,683
Total liabilities	5,159,981	5,022,293
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.01 par value; 175,000 shares authorized; 47,514 shares issued in 2018 and 47,352 in 2017; 43,086 shares outstanding in 2018 and 43,022 in 2017	475	473
Additional paid-in capital	574,818	569,319
Retained earnings	1,493,255	1,404,683
Accumulated other comprehensive loss	(114,079)	(90,795)
Treasury stock at cost; 4,428 shares in 2018 and 2017	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,782,127	1,711,338
Non-controlling interest	9,869	9,220
Total stockholders’ equity	1,791,996	1,720,558
Total liabilities and stockholders’ equity	$6,951,977	$6,742,851
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a classified balance sheet.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	47,173	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	260	—	260
Balance at January 1, 2017	47,173	$472	$547,627	$(122,839)	$(172,342)	$1,244,531	$8,558	$1,506,007
Stock issued	170	1	430	—	—	—	—	431
Share repurchases for tax withholdings	—	—	(9,195)	—	—	—	—	(9,195)
Stock-based compensation expense	—	—	13,871	—	—	—	—	13,871
Changes in investment securities, net of tax expense of $61	—	—	—	109	—	—	—	109
Foreign currency translation	—	—	—	22,161	—	—	541	22,702
Net income (loss)	—	—	—	—	—	46,491	(775)	45,716
Balance at June 30, 2017	47,343	$473	$552,733	$(100,569)	$(172,342)	$1,291,022	$8,324	$1,579,641

Balance at December 31, 2017	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,404,683	$9,220	$1,720,558
Cumulative-effect adjustment[2]	—	—	—	—	—	641	—	641
Balance at January 1, 2018	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,405,324	$9,220	$1,721,199
Stock issued	162	2	1,449	—	—	—	—	1,451
Share repurchases for tax withholdings	—	—	(11,810)	—	—	—	—	(11,810)
Stock-based compensation expense	—	—	15,860	—	—	—	—	15,860
Foreign currency translation	—	—	—	(23,284)	—	—	(194)	(23,478)
Net income	—	—	—	—	—	87,931	843	88,774
Balance at June 30, 2018	47,514	$475	$574,818	$(114,079)	$(172,342)	$1,493,255	$9,869	$1,791,996
1 Includes the impact of modified retrospective transition as part of the Company’s adoption of ASU 2016–09 to recognize previously disallowed excess tax benefits that increased a net operating loss.
2 Includes the impact of modified retrospective adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$88,774	$45,716
Adjustments to reconcile net income to net cash used for operating activities:
Net unrealized loss	43	4,457
Stock-based compensation	15,860	13,871
Depreciation and amortization	100,808	99,199
Debt restructuring and debt issuance cost amortization	5,819	4,163
Provision for deferred taxes	11,849	14,924
Provision for credit losses	25,495	28,313
Impairment charge	—	16,175
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized receivables	(645,356)	(423,854)
Prepaid expenses and other current and other long-term assets	117,954	(3,193)
Accounts payable	220,909	111,251
Accrued expenses	(9,322)	3,322
Income taxes	2,520	1,458
Other current and other long-term liabilities	(9,382)	(1,665)
Amounts due under tax receivable agreement	(3,827)	(5,899)
Net cash used for operating activities	(77,856)	(91,762)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(34,624)	(37,480)
Purchase of equity investment	(2,617)	—
Purchases of investment securities	(244)	(230)
Maturities of investment securities	100	272
Net cash used for investing activities	(37,385)	(37,438)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(11,810)	(9,194)
Proceeds from stock option exercises	1,451	431
Net change in deposits	(138,894)	2,631
Net activity on other debt	62,992	22,980
Borrowings on revolving credit facility	931,888	2,353,261
Repayments of revolving credit facility	(1,068,522)	(2,205,038)
Borrowings on term loans	153,000	—
Repayments on term loans	(18,152)	(17,375)
Debt issuance costs	(2,907)	—
Net change in securitized debt	22,773	13,662
Net cash (used for) provided by financing activities	(68,181)	161,358
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,723)	(3,930)
Net change in cash, cash equivalents and restricted cash	(191,145)	28,228
Cash, cash equivalents and restricted cash, beginning of period (a)	526,938	213,342
Cash, cash equivalents and restricted cash, end of period (a)	$335,793	$241,570

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$1,258	$6,076
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our unaudited condensed consolidated balance sheets to amounts reported within our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents at beginning of period	$508,072	$190,930
Restricted cash at beginning of period	18,866	22,412
Cash, cash equivalents and restricted cash at beginning of period	$526,938	$213,342

Cash and cash equivalents at end of period	$310,784	$219,001
Restricted cash at end of period	25,009	22,569
Cash, cash equivalents and restricted cash at end of period	$335,793	$241,570
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results for any future periods or the year ending December 31, 2018.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Changes to Prior Year Financial Statement Presentation
Effective January 1, 2018, the Company modified the presentation of the balance sheets and statements of income and changed how it allocates certain costs to our segments. These changes enhance the information reported to the users of our financial statements.
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

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions. Additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606 effective January 1, 2018, fees paid to third-party payment processing networks are no longer recorded as service fees and are now presented as a reduction of revenues.

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
The following table provides a brief description of accounting pronouncements adopted during the six months ended June 30, 2018 and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Six Months Ended June 30, 2018
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

The Company adopted this standard on January 1, 2018 using the modified retrospective approach to those contracts that were not completed as of January 1, 2018.

Adoption resulted in a cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts.

The Company’s revenue from discount and interchange, transaction processing and certain fees is within the scope of Topic 606. FASB and its Transition Resource Group have issued clarifications on various aspects of ASU 2014–09. There were three primary impacts to the Company resulting from the adoption of Topic 606, which are described below.

Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three and six months ended June 30, 2018 by approximately $16.2 million and $31.1 million, respectively.

Network fees paid by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $4.4 million and $10.0 million for the three and six months ended June 30, 2018, respectively.

Certain costs to obtain a contract, such as sales commissions, are to be capitalized and amortized over the life of the customer relationship, with a practical expedient available for contracts under one year in duration. The vast majority of the Company’s commissions will continue to be expensed as incurred. This change resulted in an immaterial impact to operating income for the three and six months ended June 30, 2018.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ASU 2016–18
This standard clarifies the classification and presentation of restricted cash in the statement of cash flows. Upon adoption, the statement of cash flows must explain the change during the period in the total of cash and cash equivalents and amounts described as restricted cash or cash equivalents.
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
The Company adopted ASU 2016–01 effective January 1, 2018.
Changes in the fair value of investment securities are now reflected as non-operating income within our unaudited condensed consolidated statements of income. The adoption did not have a material impact on our results of operations, balance sheet or cash flows.

Not Yet Adopted as of June 30, 2018
ASU 2016–02 Leases (Topic 842)
This standard increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required.
The standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period using modified retrospective adoption.
The Company has established an ASU 2016–02 committee whose primary objectives include evaluating potential software solutions, reviewing and summarizing lease contracts, establishing completeness over the lease population, determining which practical expedients, if any, we will utilize to facilitate compliance and updating the Company’s accounting policies and procedures. We expect to recognize right-of-use assets and corresponding lease liabilities on the Company’s consolidated balance sheet following the adoption of ASU 2016–02, but the Company is not able to quantify the impact of adoption at this time. We are also evaluating the impact the standard will have on our consolidated statement of operations, consolidated statement of cash flows and related disclosures

ASU 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount.
	The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years.	The Company is evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Revenue
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
The impact of adopting Topic 606 for the three and six months ended June 30, 2018 was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In thousands)	Prior to Adoption	Impact of Topic 606	As Reported	Prior to Adoption	Impact of Topic 606	As Reported
Revenues
Payment processing revenue	$167,874	$10,864	$178,738	$327,504	$19,688	$347,192
Account servicing revenue	78,716	—	78,716	157,420	—	157,420
Finance fee revenue	51,573	—	51,573	101,255	—	101,255
Other revenue	60,822	1,027	61,849	118,315	1,523	119,838
Total revenues	358,985	11,891	370,876	704,494	21,211	725,705
Cost of services
Processing costs	76,306	—	76,306	155,928	—	155,928
Service fees	18,181	(4,372)	13,809	36,076	(10,047)	26,029
Provision for credit losses	11,505	—	11,505	25,495	—	25,495
Operating interest	9,528	—	9,528	18,013	—	18,013
Depreciation and amortization	20,612	—	20,612	41,045	—	41,045
Total cost of services	136,132	(4,372)	131,760	276,557	(10,047)	266,510
General and administrative	48,488	—	48,488	103,921	—	103,921
Sales and marketing	41,505	16,192	57,697	83,150	31,088	114,238
Depreciation and amortization	30,020	—	30,020	59,763	—	59,763
Operating income	102,840	71	102,911	181,103	170	181,273
Financing interest expense	(25,505)	—	(25,505)	(52,842)	—	(52,842)
Net foreign currency loss	(26,734)	—	(26,734)	(26,344)	—	(26,344)
Net unrealized gain on financial instruments	2,706	—	2,706	16,214	—	16,214
Income before income taxes	53,307	71	53,378	118,131	170	118,301
Income taxes	13,919	19	13,938	29,485	42	29,527
Net income	39,388	52	39,440	88,646	128	88,774
Less: Net income (loss) from non-controlling interest	142	—	142	843	—	843
Net income attributable to shareholders	$39,246	$52	$39,298	$87,803	$128	$87,931
Topic 606 does not apply to rights or obligations associated with financial instruments, including the Company’s finance fee and interest income from banking relationships and cardholders, certain other fees associated with cardholder arrangements and commissions paid related to such agreements, which continue to be within the scope of ASC Topic 310, Receivables (“Topic 310”).
The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. For payment processing and transaction processing, services are considered to be transferred when a transaction is captured and the Company has validated that the transaction has no errors. Point-in-time revenue recognized during the three and six months ended June 30, 2018 was not material.
We disaggregate our revenue from contracts with customers by service-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables disaggregate our consolidated revenue for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$112,895	$51,289	$14,554	$178,738
Account servicing revenue	5,384	8,995	26,702	41,081
Other revenue	10,525	1,206	5,274	17,005
Total Topic 606 revenues	$128,804	$61,490	$46,530	$236,824

Topic 310 revenues
Account servicing revenue	$37,635	—	—	$37,635
Finance fee revenue	45,188	228	6,157	51,573
Other revenue	29,843	14,046	955	44,844
Total Topic 310 revenues	$112,666	$14,274	$7,112	$134,052

Total revenues	$241,470	$75,764	$53,642	$370,876

	Six Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$219,873	$96,066	$31,253	$347,192
Account servicing revenue	13,850	18,464	53,727	86,041
Other revenue	27,567	2,323	13,416	43,306
Total Topic 606 revenues	$261,290	$116,853	$98,396	$476,539

Topic 310 revenues
Account servicing revenue	$71,379	—	—	$71,379
Finance fee revenue	88,792	487	11,976	101,255
Other revenue	50,374	25,203	955	76,532
Total Topic 310 revenues	$210,545	$25,690	$12,931	$249,166

Total revenues	$471,835	$142,543	$111,327	$725,705
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

•
Our Fleet Solutions segment interchange income primarily relates to revenue earned on transactions processed through the Company’s proprietary closed-loop fuel networks. In closed-loop fuel network arrangements, written contracts are entered into between the Company and merchants, which determine the interchange fee charged on transactions. The Company extends short-term credit to the fleet cardholder and pays the merchant the purchase price for the cardholder’s transaction, less the interchange fees the Company retains. The Company collects the total purchase price from the fleet cardholder. In Europe, interchange income is specifically derived from the difference between the negotiated price of fuel from the supplier and the agreed upon price paid by fleet cardholders.

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
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. The Company considered whether such fee rebates constitute consideration payable to a customer or other parties that purchase services from the customer per Topic 606. If so, such fee rebates, which are considered variable consideration, are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the three and six months ended June 30, 2018, such variable consideration totaled approximately $222.7 million and $421.2 million, respectively. Fee rebates made to certain other partners were determined to be costs to obtain a contract, and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided.
In our Travel and Corporate Solutions segment, account servicing reflects revenues earned from our AOC acquisition, primarily consisting of licensing fees for use of our accounts receivable and accounts payable SaaS platforms.
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
Our primary performance obligation in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments is a stand-ready commitment to provide SaaS services and support which is satisfied over time in a series of daily

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

increments. Revenue is recognized based on an output method based using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
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
Other Revenue
Other revenue includes transaction processing revenue, professional and marketing services and the sales of telematics hardware, all of which is within scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. In addition, international settlement fees and certain other cardholder fees (e.g. replacement card fees) are included in other revenue. These cardholder fees are within the scope of Topic 310 and are recognized upon completion of the related service.
Contract Balances
The Company’s contract assets consist of upfront payments made to customers under long-term contracts and are recorded upon payment or when due. These payments reduce revenue recognition in future periods, as the resulting asset is amortized against revenue as the Company performs its obligations under these arrangements.
The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations and upfront payments due to the customer.
The following table provides information about these contract assets and liabilities from contracts with customers. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	June 30, 2018	January 1, 2018
Receivables[1]	Accounts receivable, net	$29,233	$30,386
Contract assets	Prepaid expenses and other current assets	$7,341	$7,053
Contract assets	Other assets	$48,645	$49,068
Contract liabilities	Other current liabilities	$23,481	$26,592
1 The majority of the Company’s receivables, excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of ASC Topic 606.
Impairment losses recognized on our receivables and contract assets were immaterial for the three and six months ended June 30, 2018. In the three and six months ended June 30, 2018, we recognized revenue of $2.2 million and $5.3 million related to contract liabilities as of March 31, 2018 and December 31, 2017, respectively.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of June 30, 2018 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations. As allowed by Topic 606, the Company has elected to exclude from this disclosure the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table includes revenue expected to be recognized in the future related to remaining performance obligations at the end of the reporting period.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Minimum monthly fees[1]	$30,803	$52,182	$32,160	$16,699	$7,394	$683	$139,921
Professional services[2]	9,691	4,183	—	—	—	—	13,874
Total remaining performance obligations	$40,494	$56,365	$32,160	$16,699	$7,394	$683	$153,795
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
AOC
Effective October 18, 2017, the Company acquired certain assets and assumed certain liabilities of AOC, an industry leader in commercial payments technology. The acquisition of AOC, a longstanding technology provider for our virtual card product, will broaden our capabilities, increase our pool of employees with payments platform expertise and allow us to evolve with the needs of our customers and partners through the use of AOC’s payments processing technology platforms.
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
During the second quarter of 2018, the Company assigned $21.6 million of the purchase price to an acquired processing platform that is still under research and development and has not reached technological feasibility. While research and development continues, this asset will not be amortized. Additionally, it will be subjected to impairment testing at least annually, but more frequently if events of circumstances indicate that it is more likely than not that the asset is impaired. This intangible asset will considered indefinite lived until completion or abandonment of the project. The Company has not finalized the purchase accounting is still reviewing the valuation and tax basis of assets acquired and liabilities assumed in this business combination. Additionally, we are performing procedures to verify the completeness and accuracy of the data used in the independent valuation for intangible assets identified in the table below. The preliminary estimates could change significantly upon completion of this evaluation. The goodwill recognized in this business combination will be deductible for income tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired:

(In thousands)	As Reported December 31, 2017	Measurement Period Adjustments	As Reported, June 30, 2018
Total consideration	$129,828	$—	$129,828
Less:
Cash	15,546	—	15,546
Accounts receivable	4,171	100	4,271
Property and equipment	2,530	(1,329)	1,201
Customer relationships (a)	15,000	200	15,200
Developed technologies (b)	24,100	—	24,100
Trademarks and trade names (c)	1,460	10	1,470
In-process research and development	—	21,600	21,600
Other liabilities	(685)	(448)	(1,133)
Recorded goodwill	$67,706	$(20,133)	$47,573
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $18.0 million and $12.2 million in receivables with revolving credit balances as of June 30, 2018 and December 31, 2017, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at June 30, 2018 or December 31, 2017. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2018	December 31, 2017
29 days or less past due	98%	95%
59 days or less past due	99%	97%
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents changes in the accounts receivable allowances:

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance, beginning of year	$30,207	$20,092
Provision for credit losses	25,495	28,313
Charges to other accounts[1]	9,556	7,779
Charge-offs	(38,232)	(33,050)
Recoveries of amounts previously charged-off	3,505	3,349
Currency translation	(284)	275
Balance, end of period	$30,247	$26,758
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
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to shareholders	$39,298	$17,090	$87,931	$46,491

Weighted average common shares outstanding – Basic	43,181	43,002	43,116	42,937
Dilutive impact of share-based compensation awards	365	58	408	153
Weighted average common shares outstanding – Diluted	43,546	43,060	43,524	43,090
For the three and six months ended June 30, 2018 and June 30, 2017, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk.
Interest Rate Swap Agreements
During 2016 and 2017, we entered into five interest rate swap contracts. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. At June 30, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E
Notional amount at inception (in thousands)	$300,000	$200,000	$400,000	$150,000	$250,000
Amortization	N/A	N/A	5% annually	N/A	N/A
Maturity date	12/30/2022	12/30/2022	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	2.204%	2.212%	1.108%	1.125%	0.896%
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2018	2017	2018	2017
Interest rate swap agreements – unrealized portion	Net unrealized gain (loss) on financial instruments	$3,944	$(2,264)	$17,452	$(699)
Interest rate swap agreements – realized portion	Financing interest income (expense)	$1,363	$(77)	$1,676	$(620)
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

8.	Deposits
WEX Bank has issued certificates of deposit with maturities ranging from four weeks to three years, with interest rates ranging from 1.15% to 2.90% as of June 30, 2018 and from 1.00% to 2.15% as of December 31, 2017. WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of June 30, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
The Company requires deposits from certain customers as collateral for credit that has been extended. These deposits are generally non-interest bearing. Interest-bearing brokered money market deposits are issued in denominations of $250 thousand or less, and pay interest at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. Interest-bearing brokered money market deposits and customer deposits are classified as short-term deposits on our unaudited condensed consolidated balance sheets.
The following table presents the composition of deposits:

(In thousands)	June 30, 2018	December 31, 2017
Interest-bearing brokered money market deposits	$317,685	$285,899
Customer deposits	77,000	70,211
Certificates of deposit with maturities within 1 year (a)	433,558	630,879
Short-term deposits	828,243	986,989
Certificates of deposit with maturities greater than 1 year and less than 5 years (a)	326,303	306,865
Total deposits	$1,154,546	$1,293,854

Weighted average cost of funds on certificates of deposit outstanding	1.85%	1.51%
Weighted average cost of interest-bearing brokered money market deposits	2.12%	1.49%
(a) Certificates of deposit are classified as short-term or long-term within our unaudited condensed consolidated balance sheets based on maturity date.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Sources of Funds
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At June 30, 2018, the outstanding balance for ICS purchases totaled $50.0 million, which purchases are classified as interest-bearing brokered money market deposits in the table above. As of December 31, 2017, the company had made no such ICS purchases.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt:

(In thousands)	June 30, 2018	December 31, 2017
Revolving line-of-credit facility under 2016 Credit Agreement (a)	$—	$136,535
Term loans under 2016 Credit Agreement (a)	1,737,723	1,602,875
Notes outstanding (a)	400,000	400,000
Securitized debt	144,533	126,901
Participation debt	204,493	184,990
Borrowed federal funds	44,000	—
WEX Latin America debt	7,889	9,747
Total gross debt	$2,538,638	$2,461,048

Current portion of gross debt	$387,228	$404,233
Less: Unamortized debt issuance costs	(7,690)	(7,015)
Short-term debt, net	$379,538	$397,218

Long-term gross debt	$2,151,410	$2,056,815
Less: Unamortized debt issuance costs	(26,301)	(29,063)
Long-term debt, net	$2,125,109	$2,027,752

Supplemental information under 2016 Credit Agreement:
Letters of credit (b)	$53,731	$27,500
Borrowing capacity (c)	$516,269	$405,965
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and notes outstanding.
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement
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
On January 17, 2018, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both Eurocurrency Rate (as defined in the 2016 Credit Agreement) borrowings and base rate borrowings and increased the outstanding amounts on these tranche B term loans from $1,182.0 million to $1,335.0 million. In addition, the repricing made certain other changes to the 2016 Credit Agreement, including increasing the maximum consolidated leverage ratio for both the period of December 31, 2018 through September 30, 2019, and upon the occurrence of an acquisition meeting certain specified criteria, permitting the incurrence of unsecured indebtedness as long as the Company is in pro forma compliance with the financial covenants, resetting the six month soft call period for a repricing of the tranche B term loans and resetting and amending the test for incremental loans. Following

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the repricing, the applicable interest rate margin for the tranche B term loans was set at 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings.
As of June 30, 2018, amounts outstanding under the 2016 Credit Agreement bore interest at a rate equal to the Eurocurrency Rate plus a margin of 2.00% with respect to the tranche A term loan facility, and 2.25% with respect to the tranche B term loan facility (with the Eurocurrency Rate subject to a 0.00% floor). As of June 30, 2018 and December 31, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.4 percent and 4.2 percent, respectively.
The Company accounted for the January 2018 repricing as both a debt extinguishment and debt modification by evaluating the refinancing on a creditor by creditor basis. During the first quarter of 2018, the Company recorded a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs and incurred general and administrative expenses of $3.0 million related to third-party costs associated with the modified debt. The loss on extinguishment and third-party costs are reflected as financing interest expense and service fees, respectively, within our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $2.9 million of new debt issuance costs related to the repricing.
The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of June 30, 2018, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both June 30, 2018 and December 31, 2017, the Company had $400.0 million of 4.75% fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2013.
Australian Securitization Facility
The Company has entered into a one year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd expiring April 2019. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.87% and 2.53% as of June 30, 2018 and December 31, 2017, respectively. The Company had $91.1 million and $90.0 million of securitized debt under this facility as of June 30, 2018 and December 31, 2017, respectively.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
During the six months ended June 30, 2018, WEX Latin America paid $2.6 million in exchange for a non-controlling equity investment in the securitization facility. This equity investment is recorded within other assets in our unaudited condensed consolidated balance sheets.
The Company had $30.1 million and $19.0 million of securitized debt under this facility as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018, the Company recognized approximately $2.3 million and $4.4 million, respectively, of operating interest under this financing arrangement. Operating interest for the three and six months ended June 30, 2017 was immaterial.
European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 1.14 percent and 1.11 percent as of June 30, 2018 and December 31, 2017, respectively. The Company had $23.3 million and $17.9 million of securitized debt under this facility as of June 30, 2018 and December 31, 2017, respectively.
Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $204.5 million and $185.0 million at June 30, 2018 and December 31, 2017, respectively. The outstanding commitment as of June 30, 2018 will mature in amounts of $85.0 million and $50.0 million on August 28, 2018 and August 31, 2020, respectively, with the remaining $69.5 million maturing on demand.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. There were $44.0 million of borrowings against these lines of credit as of June 30, 2018 bearing interest at 2.13% and no outstanding borrowings as of December 31, 2017. As of June 30, 2018, the Company’s federal funds available lines of credit was $106.0 million.
WEX Latin America Debt
WEX Latin America had debt of approximately $7.9 million and $9.7 million as of June 30, 2018 and December 31, 2017, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. The average interest rate was 16.9 percent and 21.2 percent as of June 30, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.

10.	Off–Balance Sheet Arrangement
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank.”) Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon seller bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade receivables because the agreements transfer effective control of the receivables to the Purchasing Bank. The Company records the proceeds as cash provided by operating activities.
The Company sold approximately $190.7 million and $360.9 million of receivables under this arrangement during the three and six months ended June 30, 2018, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. The loss on factoring was $1.2 million and $2.3 million for the three and six months ended June 30, 2018, respectively, and immaterial for the three and six months ended June 30, 2017, and was recorded within cost of services in the unaudited condensed consolidated statements of income. As of June 30, 2018 and December 31, 2017, the Company had associated factoring receivables of approximately $75.4 million and $61.8 million, respectively, of which approximately $4.6 million and $3.7 million, respectively, were in excess of the established credit limit. Charge-backs on balances in excess of the credit limit during the three and six months ended June 30, 2018 were insignificant. There were no charge-backs on balances in excess of the credit limit during the three and six months ended June 30, 2017.

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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three and six months ended June 30, 2018 or June 30, 2017.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

(In thousands)	Fair Value Hierarchy	June 30, 2018	December 31, 2017
Assets
Municipal bonds	2	$469	$534
Asset-backed securities	2	328	345
Mortgage-backed securities	2	279	305
Fixed-income mutual fund	1	21,894	22,174
Investment securities (a)		$22,970	$23,358
Executive deferred compensation plan trust (b)	1	$6,946	$6,798
Interest rate swaps (c)	2	$31,674	$19,595
Liabilities
Interest rate swaps (d)	2	$—	$5,373
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
Notes Outstanding
The Notes outstanding had a fair value of $402.0 million and $410.0 million as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both June 30, 2018 and December 31, 2017, the carrying value of the 2016 Credit Agreement approximated its fair value.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Assets and Liabilities
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

12.	Income Taxes
The Company’s effective tax rate was 26.1 percent and 25.0 percent for the second quarter and first half of 2018, respectively, as compared to 39.0 percent and 35.5 percent for the second quarter and first half of 2017, respectively. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act and it has not changed at June 30, 2018. This estimate may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations and state tax conformity to federal tax changes. As of June 30, 2018, we are still evaluating the effects of the Global Intangible Low Taxed Income (“GILTI”) provisions as guidance and interpretations continue to emerge. However, we do not expect the impact to be material to our financial statements. We have not determined the accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current year operations in our estimated annual effective tax rate and will update the impact and accounting policy as the analysis related to the GILTI provisions is completed.
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to $76.6 million and $58.7 million at June 30, 2018 and December 31, 2017, respectively. These earnings and profits are considered to be indefinitely reinvested. The 2017 Tax Act imposes a one-time “transition tax” on foreign undistributed earnings and profits, which will be included with our 2017 U.S. Income Tax Return. At December 31, 2017, the Company estimated the transition tax and recorded a provisional transition tax obligation of $9.1 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax and our provisional estimate could change. The Company intends to offset the “transition tax” liability with tax attributes. For the period ending June 30, 2018, except for GILTI, as indicated above, the Company did not record United States federal income tax on its share of the income of its foreign subsidiaries. Upon distribution of these earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, and to certain state income taxes, but would have no further federal income tax liability.

13.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of June 30, 2018 are consistent with those discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2017.

14.	Stock–Based Compensation
The fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance-based restricted stock units (“PBRSUs”), service-based stock options and market performance-based stock options awarded during the three and six months ended June 30, 2018 totaled $2.7 million and $30.1 million, respectively, as compared to $17.2 million and $45.3 million, respectively, for the three and six months ended June 30, 2017. Grant activity during the three and six months ended June 30, 2017 includes certain market performance-based stock options awarded to members of senior management.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The fair value of RSUs, DSUs and PBRSUs is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. During the first half of 2017, we granted performance-based stock options for which we estimated the grant date fair value using a Monte-Carlo simulation model that simulated a distribution of future stock price paths based on historical volatility levels.
The table below summarizes the assumptions used to calculate the fair value of service-based options by year of grant:

	2018	2017
Weighted average expected life (in years)	6.0	6.0
Weighted average exercise price	$158.23	$104.95
Expected stock price volatility	27.35%	30.67%
Risk-free interest rate	2.69%	2.13%
Weighted average fair value	$51.27	$35.58

15.	Restructuring Activities
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
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective programs. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in accrued expenses and current liabilities on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $24.7 million as of June 30, 2018.
The majority of the balances under these initiatives are expected to be paid through 2018. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur under these initiatives is immaterial.
The following table presents the Company’s 2015 Restructuring Initiative liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$2,337	$5,231	$2,680	$5,231
Restructuring (reversals) charges	(33)	1,223	(47)	1,533
Cash paid	(1,082)	(2,488)	(1,491)	(2,836)
Liability transfer to 2016 Restructuring Initiative	—	(1,158)	—	(1,158)
Impact of foreign currency translation	(79)	200	1	238
Balance, end of period	$1,143	$3,008	$1,143	$3,008

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the Company’s 2016 Restructuring Initiative liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$438	$3,202	$738	$3,662
Restructuring charges	34	219	30	(314)
Cash paid	(41)	(487)	(356)	(487)
Liability transfer from 2015 Restructuring Initiative	—	1,158	—	1,158
Impact of foreign currency translation	(21)	250	(2)	323
Balance, end of period	$410	$4,342	$410	$4,342
The following table presents the Company’s Acquisition Integration Restructuring Initiative liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$201	$2,139	$5,093	$1,764
Restructuring charges	54	234	239	941
Cash paid	(222)	(889)	(5,323)	(1,479)
Other	—	(151)	22	107
Impact of foreign currency translation	(1)	—	1	—
Balance, end of period	$32	$1,333	$32	$1,333
The following table presents the Company’s total restructuring liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$2,976	$10,572	$8,511	$10,657
Restructuring charges	55	1,676	222	2,160
Cash paid	(1,345)	(3,864)	(7,170)	(4,802)
Other	—	(151)	22	107
Impact of foreign currency translation	(101)	450	—	561
Balance, end of period	$1,585	$8,683	$1,585	$8,683

16.	Segment Information
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment results:

	Three Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$112,895	$51,289	$14,554	$178,738
Account servicing revenue	43,019	8,995	26,702	78,716
Finance fee revenue	45,188	228	6,157	51,573
Other revenue	40,368	15,252	6,229	61,849
Total revenues	$241,470	$75,764	$53,642	$370,876

Interest income	$1,040	$122	$6,321	$7,483

	Three Months Ended June 30, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$87,678	$40,276	$13,400	$141,354
Account servicing revenue	41,311	167	24,199	65,677
Finance fee revenue	36,552	159	5,374	42,085
Other revenue	34,763	14,398	5,607	54,768
Total revenues	$200,304	$55,000	$48,580	$303,884

Interest income	$696	$315	$5,495	$6,506

	Six Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$219,873	$96,066	$31,253	$347,192
Account servicing revenue	85,229	18,464	53,727	157,420
Finance fee revenue	88,792	487	11,976	101,255
Other revenue	77,941	27,526	14,371	119,838
Total revenues	$471,835	$142,543	$111,327	$725,705

Interest income	$2,035	$543	$13,089	$15,667

	Six Months Ended June 30, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$173,940	$75,151	$28,641	$277,732
Account servicing revenue	77,380	322	49,514	127,216
Finance fee revenue	72,981	382	12,094	85,457
Other revenue	66,826	26,858	11,152	104,836
Total revenues	$391,127	$102,713	$101,401	$595,241

Interest income	$1,820	$361	$12,354	$14,535

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In evaluating the financial performance of each segment, the CODM reviews segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) restructuring and other costs; and (v) certain impairment charges. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments, income taxes and net gains or losses from non-controlling interest to our operating segments.
Effective January 1, 2018, the Company revised how it allocates certain costs in its measure of segment adjusted operating income. The primary change is how the Company allocates information technology and corporate related costs to its segments. Certain information technology and corporate related costs that support multiple segments, which were previously included in Fleet Solutions, are now being allocated to the segment that they support. Certain residual unallocated corporate costs represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative, executive and other expenses. These expenses are recorded in unallocated corporate expenses, as these items are centrally and directly controlled and are not included in internal measures of segment operating performance. Segment results for the three and six months ended June 30, 2017 have been recast to conform to the current presentation as described above.
The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Segment adjusted operating income
Fleet Solutions	$113,725	$91,037	$215,633	$175,020
Travel and Corporate Solutions	34,448	21,516	59,697	40,702
Health and Employee Benefit Solutions	13,323	12,191	31,962	30,390
Total segment adjusted operating income	$161,496	$124,744	$307,292	$246,112

Reconciliation:
Total segment adjusted operating income	$161,496	$124,744	$307,292	$246,112
Less:
Unallocated corporate expenses	15,044	12,823	28,964	25,121
Acquisition-related intangible amortization	34,921	38,114	70,157	76,093
Other acquisition and divestiture related items	619	239	1,256	2,374
Debt restructuring costs	466	—	3,481	—
Stock-based compensation	6,905	7,414	15,860	13,871
Restructuring and other costs	630	2,398	6,301	4,145
Impairment charge	—	16,175	—	16,175
Operating income	102,911	47,581	181,273	108,333
Financing interest expense	(25,505)	(28,547)	(52,842)	(55,695)
Net foreign currency (loss) gain	(26,734)	10,525	(26,344)	18,967
Net unrealized gain (loss) on financial instruments	2,706	(2,264)	16,214	(699)
Income before income taxes	$53,378	$27,295	$118,301	$70,906

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	Supplementary Regulatory Capital Disclosure
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can result in the initiation of certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition.
As of June 30, 2018 and December 31, 2017, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act.
WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2018
Total Capital to risk-weighted assets	$334,555	12.09%	$221,347	8.0%	$276,683	10.0%
Tier 1 Capital to average assets	$321,557	11.56%	$111,265	4.0%	$139,082	5.0%
Common equity to risk-weighted assets	$321,557	11.62%	$124,507	4.5%	$179,844	6.5%
Tier 1 Capital to risk-weighted assets	$321,557	11.62%	$166,010	6.0%	$221,347	8.0%
December 31, 2017
Total Capital to risk-weighted assets	$316,129	13.38%	$188,991	8.0%	$236,239	10.0%
Tier 1 Capital to average assets	$304,555	12.50%	$97,452	4.0%	$121,815	5.0%
Common equity to risk-weighted assets	$304,555	12.89%	$106,308	4.5%	$153,555	6.5%
Tier 1 Capital to risk-weighted assets	$304,555	12.89%	$141,743	6.0%	$188,991	8.0%
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will assist the reader with understanding our financial statements, the changes in key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. The discussion also provides information about the financial results of the three segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. Additionally, certain corporate costs not allocated to our operating segments are discussed below.
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
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, WEX Latin America, and a controlling interest in WEX Europe Services Limited and its subsidiaries.
Effective January 1, 2018, the Company modified the presentation of certain line items in its unaudited condensed consolidated statements of income. Under the new presentation, costs of services are segregated from other operating expenses. Operating expenses have been reclassified into functional categories in order to provide additional detail into the underlying drivers of changes in operating expenses and align its presentation with industry practice. This revised presentation did not result in a change to the presentation of revenues, non-operating expenses or other statement of income captions or a change to previously reported revenues, operating income, income before income taxes or net income.
Sources of Operating Expense
Cost of Services

•
Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants, cost of goods sold related to hardware and other product sales.

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions; additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606 effective January 1, 2018, fees paid to third-party payment processing networks are no longer recorded as service fees and are now presented as a reduction of revenues.

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
Summary
Below are selected items from the second quarter of 2018:

•	Average number of vehicles serviced increased 8 percent from the second quarter of 2017 to approximately 11.8 million for the second quarter of 2018, resulting entirely from organic growth.

•
Total fuel transactions processed increased 7 percent from the second quarter of 2017 to 139.2 million for the second quarter of 2018. Total payment processing transactions in our Fleet Solutions segment increased 7 percent to 115.9 million for the second quarter of 2018 as compared to the same period last year resulting entirely from organic growth.

•	The average U.S. fuel price per gallon during the second quarter of 2018 was $3.02, a 25 percent increase from the same period last year.

•
Credit loss expense in the Fleet Solutions segment was $11.0 million during the second quarter of 2018, as compared to $15.1 million in the same period last year, driven primarily by a significant decrease in fraud losses. Our credit losses were 11.2 basis points of fuel expenditures for the second quarter of 2018, as compared to 20.5 basis points of fuel expenditures in the same period last year.

•
Our Travel and Corporate Solutions’ purchase volume grew by approximately $1,253.5 million from the second quarter of 2017 to $8,930.4 million for the second quarter of 2018, an increase of 16 percent, driven by higher customer purchase volumes across all geographies, most significantly within the U.S. travel business.

•
Our Health and Employee Benefit Solutions’ average number of U.S. SaaS accounts grew by approximately 1.8 million, a 20% increase from the same period in the prior year, due primarily to customer signings. Likewise, U.S. purchase volume grew by $126.5 million, an 11% increase from the same period of the prior year.

•
Our effective tax rate was 26.1 percent for the second quarter of 2018 as compared to 39.0 percent in the same period last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective rate may fluctuate due to changes in estimates made under the 2017 Tax Act as more guidance and clarification is released by the regulators, the mix of earnings among different tax jurisdictions, as well as from impacts that statutory tax rate and earnings mix changes have on our net deferred tax assets.

Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and net gains or losses from non-controlling interest to our operating segments as management believes these items are unpredictable and can obscure underlying trends. In addition, effective January 1, 2018, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
Certain information technology and corporate related costs that support multiple segments were previously included entirely within the Fleet Solutions segment. Effective January 1, 2018, such amounts are allocated to the operating segment that they support. Prior year amounts have been recast to conform with the changes in segment profitability described above.
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$112,895	$87,678	$25,217	29%	$219,873	$173,940	$45,933	26%
Account servicing revenue	43,019	41,311	1,708	4%	85,229	77,380	7,849	10%
Finance fee revenue	45,188	36,552	8,636	24%	88,792	72,981	15,811	22%
Other revenue	40,368	34,763	5,605	16%	77,941	66,826	11,115	17%
Total revenues	$241,470	$200,304	$41,166	21%	$471,835	$391,127	$80,708	21%

Key operating statistics (a)(b)
Payment processing revenue:
Payment processing transactions	115,919	108,134	7,785	7%	225,746	210,899	14,847	7%
Payment processing fuel spend	$9,497,050	$7,399,901	$2,097,149	28%	$17,935,194	$14,480,018	$3,455,176	24%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.02	$2.41	$0.61	25%	$2.90	$2.41	$0.49	20%
Net payment processing rate	1.19%	1.18%	0.01%	1%	1.23%	1.20%	0.03%	3%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the three and six months ended June 30, 2017 have been conformed to the current year presentation.
(b) The Company adopted the requirements of ASU 2014–09 (“the new revenue recognition standard”) as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
Payment processing revenue increased $25.2 million for the second quarter of 2018 and $45.9 million for the first half of 2018 as compared to the same periods in the prior year primarily due to higher average domestic fuel prices, the impact from the adoption of the new revenue recognition standard and increased payment processing volumes due to organic growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to selling expense and fees paid to third-party payment processing networks from service fees to a reduction of revenue.
Account servicing revenue increased by $1.7 million for the second quarter of 2018 and $7.8 million for the first half of 2018 as compared to the same periods in the prior year due primarily to an increase in the average number of vehicles serviced and an increase in fees to certain customers as part of domestic price modernization efforts over the course of the prior year.
Other revenue increased by $5.6 million for the second quarter of 2018 and $11.1 million for the first half of 2018 as compared to the same periods in the prior year, resulting primarily from higher relative EFS transaction processing revenue, the impact from the adoption of the new revenue recognition standard and benefits from our price modernization efforts.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Finance income	$35,831	$29,927	$5,904	20%	$70,489	$60,523	$9,966	16%
Factoring fee revenue	8,992	6,532	2,460	38%	17,722	12,289	5,433	44%
Cardholder interest income	365	93	272	292%	581	169	412	244%
Finance fee revenue	$45,188	$36,552	$8,636	24%	$88,792	$72,981	$15,811	22%
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
Finance income increased $5.9 million for the second quarter of 2018 and $10.0 million for the first half of 2018 as compared to the same periods in the prior year, primarily due to changes in overdue outstanding balances resulting from higher average domestic fuel prices and volumes. During both the second quarter and first half of 2018 and 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum of $75. The weighted average rate, net of related charge-offs, was 4.4 percent and 4.5 percent for the three and six months ended June 30, 2018, respectively, as compared to 4.3 percent for both the three and six months ended June 30, 2017.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during both the three and six months ended June 30, 2018 or 2017.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $2.5 million for the second quarter of 2018 and $5.4 million for the first half of 2018 as compared to the same periods in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.
Cardholder interest income was not material to Fleet Solutions’ operations for the three or six months ended June 30, 2018 or 2017.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$47,709	$44,588	$3,121	7%
Service fees	$2,018	$1,140	$878	77%
Provision for credit losses	$11,000	$15,141	$(4,141)	(27)%
Operating interest	$3,663	$2,227	$1,436	64%
Depreciation and amortization	$9,643	$12,071	$(2,428)	(20)%

Other operating expenses
General and administrative	$18,542	$15,269	$3,273	21%
Sales and marketing	$38,758	$28,874	$9,884	34%
Depreciation and amortization	$20,479	$23,302	$(2,823)	(12)%
Impairment charge	$—	$12,212	$(12,212)	(100)%

Operating income	$89,658	$45,480	$44,178	97%
Cost of services
Processing costs increased $3.1 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to volume-related increases, including incremental headcount.
Service fees increased $0.9 million for the second quarter of 2018 as compared to the same period in the prior year due primarily to higher bank fees resulting from increased volumes.
Provision for credit losses decreased by $4.1 million for the second quarter of 2018 as compared to the same period in the prior year. The decrease in credit loss was due to a decline in fraud losses, partly offset by increases in receivable balances due to higher average domestic fuel prices and volume growth.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 11.2 basis points of fuel expenditures for the second quarter of 2018, as compared to 20.5 basis points of fuel expenditures for the same period in the prior year. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $1.4 million for the second quarter of 2018 as compared to the same period in the prior year, primarily due to higher interest rates paid on deposits and an increase in deposits resulting from higher average domestic fuel prices and incremental volumes.
Depreciation and amortization decreased by $2.4 million for the second quarter of 2018 as compared to the same period in the prior year, primarily due to lower relative depreciation on our internal use software processing platforms. Depreciation and amortization was unfavorably impacted during the second quarter of 2017 as we accelerated the amortization of our existing over-the-road payment processing technology as result of the EFS acquisition.
Other operating expenses
General and administrative expenses increased $3.3 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to higher professional fees.
Sales and marketing expenses increased $9.9 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to a reclassification of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization decreased by $2.8 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to lower relative amortization on certain acquired intangibles.
During the second quarter of 2017, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions. There were no impairment charges incurred during the second quarter of 2018.
The following table compares line items within operating income for Fleet Solutions for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$96,804	$86,418	$10,386	12%
Service fees	$3,604	$2,616	$988	38%
Provision for credit losses	$23,988	$27,722	$(3,734)	(13)%
Operating interest	$6,838	$3,595	$3,243	90%
Depreciation and amortization	$19,806	$24,012	$(4,206)	(18)%

Other operating expenses
General and administrative	$39,890	$32,862	$7,028	21%
Sales and marketing	$76,604	$58,815	$17,789	30%
Depreciation and amortization	$41,103	$46,440	$(5,337)	(11)%
Impairment charge	$—	$12,212	$(12,212)	(100)%

Operating income	$163,198	$96,435	$66,763	69%
Cost of services
Processing costs increased $10.4 million for the first half of 2018 as compared to the same period in the prior year, due primarily to volume-related increases, including incremental headcount.
Service fees for the first half of 2018 increased $1.0 million for the first half of 2018 as compared to the same period in the prior year, due primarily to higher bank fees resulting from increased volumes.
Provision for credit losses decreased by $3.7 million for the first half of 2018 as compared to the same period in the prior year. Credit losses were 11.8 basis points of fuel expenditures for the first half of 2018, as compared to 19.1 basis points for the same period in the prior year. The decrease in credit loss was due primarily to a decline in fraud losses, partly offset by increases in receivable balances due to higher average domestic fuel prices and volume growth.
Operating interest increased $3.2 million for the first half of 2018 as compared to the same period in the prior year, primarily due to higher interest rates paid on deposits and an increase in deposits resulting from higher average domestic fuel prices and incremental volumes.
Depreciation and amortization decreased by $4.2 million for the first half of 2018 as compared to the same period in the prior year, primarily due to lower relative depreciation on our internal use software processing platforms. Depreciation and amortization was unfavorably impacted during the first half of 2017 as we accelerated the amortization of our existing over-the-road payment processing technology as result of the EFS acquisition.
Other operating expenses
General and administrative expenses increased $7.0 million for the first half of 2018 as compared to the same period in the prior year, due primarily to higher professional fees.
Sales and marketing expenses increased $17.8 million for the first half of 2018 as compared to the same period in the prior year, due primarily to a reclassification of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization decreased by $5.3 million for the first half of 2018 as compared to the same period in the prior year, primarily due to lower relative amortization on certain acquired intangibles.
During the first half of 2017, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions. There were no impairment charges incurred during the first half of 2018.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except payment solutions purchase volume in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$51,289	$40,276	$11,013	27%	$96,066	$75,151	$20,915	28%
Account servicing revenue	8,995	167	8,828	NM	18,464	322	18,142	NM
Finance fee revenue	228	159	69	43%	487	382	105	27%
Other revenue	15,252	14,398	854	6%	27,526	26,858	668	2%
Total revenues	$75,764	$55,000	$20,764	38%	$142,543	$102,713	$39,830	39%

Key operating statistics (a)
Payment processing revenue:
Payment solutions purchase volume	$8,930	$7,677	$1,253	16%	$16,871	$14,277	$2,594	18%
(a) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.

NM - not meaningful
Payment processing revenue increased $11.0 million for the second quarter of 2018 and $20.9 million for the first half of 2018 as compared to the same periods in the prior year due to an increase in volumes in all geographies, including our U.S. corporate charge card purchase volume from our WEX travel product as well as in Europe, Australia, and Brazil. The impact of the adoption of the new revenue recognition standard also contributed to revenue growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to sales and marketing expense and fees paid to third-party payment processing networks from service fees to a reduction of revenue.
Account servicing revenue increased $8.8 million for the second quarter of 2018 and $18.1 million for the first half of 2018 as compared to the same periods in the prior year due to the acquisition of AOC during October 2017.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for the three or six months ended June 30, 2018 or 2017.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three or six months ended June 30, 2018. As of June 30, 2017, customer balances with such concessions totaled $12.1 million. For the three and six months ended June 30, 2017, customer balances with such concessions resulted in approximately $0.7 million and $1.3 million in waived late fees, respectively.
Other revenue for the second quarter of 2018 and first half of 2018 was generally consistent with the same periods in the prior year, as volume related increases were partly offset by an unfavorable adoption impact of the new revenue recognition standard. During the second quarter and first half of 2018, payment of network fees are now reflected as a reduction of revenue resulting from the adoption of the new revenue recognition standard. Prior to January 1, 2018, these network fees were classified as a selling expense.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$10,314	$5,690	$4,624	81%
Service fees	$7,461	$16,340	$(8,879)	(54)%
Provision for credit losses	$979	$255	$724	284%
Operating interest	$3,306	$2,073	$1,233	59%
Depreciation and amortization	$4,774	$1,487	$3,287	221%

Other operating expenses
General and administrative	$5,717	$3,997	$1,720	43%
Sales and marketing	$12,318	$5,003	$7,315	146%
Depreciation and amortization	$3,759	$2,386	$1,373	58%
Impairment charge	$—	$3,963	$(3,963)	(100)%

Operating income	$27,136	$13,806	$13,330	97%
Cost of services
Processing costs increased $4.6 million for the second quarter of 2018 as compared to the same period in the prior year. The increase is due primarily to the acquisition of AOC.
Service fees decreased $8.9 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to the adoption of the new revenue recognition standard and cost savings as a result of the AOC acquisition, partly offset by incremental expenses resulting from higher relative purchase volumes. Upon the adoption of the new revenue recognition standard, we reclassified network fees paid from service fees to a reduction of revenue.
Provision for credit losses was not material to the operations of Travel and Corporate Solutions for both the three months ended June 30, 2018 and 2017.
Operating interest expense increased $1.2 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to higher interest rates paid on deposits and an increase in deposits resulting from incremental volumes.
Depreciation and amortization increased $3.3 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to higher relative amortization on acquired developed technology intangible assets and the acquisition of AOC.
Other operating expenses
General and administrative expenses increased $1.7 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to the acquisition of AOC.
Sales and marketing expenses increased $7.3 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to a reclassification of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization for the second quarter of 2018 increased $1.4 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to intangibles acquired in the AOC acquisition.
During the second quarter of the prior year, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions.

The following table compares line items within operating income for Travel and Corporate Solutions for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$22,968	$10,354	$12,614	122%
Service fees	$13,951	$30,089	$(16,138)	(54)%
Provision for credit losses	$1,825	$(157)	$1,982	NM
Operating interest	$5,982	$3,639	$2,343	64%
Depreciation and amortization	$9,227	$2,338	$6,889	295%

Other operating expenses
General and administrative	$12,835	$7,640	$5,195	68%
Sales and marketing	$25,598	$9,972	$15,626	157%
Depreciation and amortization	$6,915	$5,241	$1,674	32%
Impairment charge	$—	$3,963	$(3,963)	(100)%

Operating income	$43,242	$29,634	$13,608	46%
NM - not meaningful
Cost of services
Processing costs increased $12.6 million for the first half of 2018 as compared to the same period in the prior year. The increase is due primarily to the acquisition of AOC.
Service fees decreased $16.1 million for the first half of 2018 as compared to the same period in the prior year, due primarily to the adoption of the new revenue recognition standard and cost savings as a result of the AOC acquisition, partly offset by incremental expenses resulting from higher relative purchase volumes. Upon the adoption of the new revenue recognition standard, we reclassified network fees paid from service fees to a reduction of revenue.
Provision for credit losses increased $2.0 million for the first half of 2018 due primarily to adjustments to reflect recent charge-off experience.
Operating interest expense increased $2.3 million for the first half of 2018 as compared to the same period in the prior year, due primarily to higher interest rates paid on deposits and an increase in deposits resulting from incremental volumes.
Depreciation and amortization increased $6.9 million for the first half of 2018 primarily due to higher relative amortization on acquired developed technology intangible assets and the acquisition of AOC.
Other operating expenses
General and administrative expenses increased $5.2 million for the first half of 2018 as compared to the same period in the prior year, due primarily to the acquisition of AOC.
Sales and marketing expenses increased $15.6 million for the first half of 2018 as compared to the same period in the prior year, due primarily to a reclassification of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization increased $1.7 million for the first half of 2018 as compared to the same period in the prior year, due primarily to intangibles acquired in the AOC acquisition.
During the first half of the prior year, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except purchase volume in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$14,554	$13,400	$1,154	9%	$31,253	$28,641	$2,612	9%
Account servicing revenue	26,702	24,199	2,503	10%	53,727	49,514	4,213	9%
Finance fee revenue	6,157	5,374	783	15%	11,976	12,094	(118)	(1)%
Other revenue	6,229	5,607	622	11%	14,371	11,152	3,219	29%
Total revenues	$53,642	$48,580	$5,062	10%	$111,327	$101,401	$9,926	10%

Key operating statistics (U.S. only) (a)
Payment processing revenue:
Purchase volume	$1,253	$1,127	$126	11%	$2,756	$2,474	$282	11%
Account servicing revenue:
Average number of SaaS accounts	10,745	8,934	1,811	20%	10,786	8,755	2,031	23%
(a) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
Payment processing revenue increased $1.2 million for the second quarter of 2018 and $2.6 million for the first half of 2018 as compared to the same periods in the prior year, primarily due to an increase in purchase volume as a result of customer signings.
Account servicing revenue increased $2.5 million for the second quarter of 2018 and $4.2 million for the first half of 2018 as compared to the same periods in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform, and higher revenue earned on health savings account assets, partly offset by an unfavorable impact from customer mix.
Finance fee revenue increased $0.8 million for the second quarter of 2018 as compared to the same period in the prior year, primarily due to an increase in late fees assessed. Finance fee revenue for the first half of 2018 was generally consistent with the same period in the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of June 30, 2018 and 2017, there were no material concessions granted to customers.
Other revenue for the second quarter of 2018 was generally consistent with the same period in the prior year. Other revenue increased $3.2 million for the first half of 2018 as compared to the same period in the prior year, resulting primarily from higher WEX Health ancillary fees.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$18,283	$18,955	$(672)	(4)%
Service fees	$4,330	$2,697	$1,633	61%
Provision for credit losses	$(474)	$686	$(1,160)	NM
Operating interest	$2,559	$319	$2,240	702%
Depreciation and amortization	$6,195	$4,818	$1,377	29%

Other operating expenses
General and administrative	$5,661	$5,580	$81	1%
Sales and marketing	$6,591	$6,100	$491	8%
Depreciation and amortization	$5,424	$5,551	$(127)	(2)%

Operating income	$5,073	$3,874	$1,199	31%

NM - not meaningful
Cost of services
Processing costs for the second quarter of 2018 decreased slightly as compared to the same period in the prior year as the favorable impact of lower bank fees in WEX Latin America resulting from a shift in product mix was partly offset by higher WEX Health processing costs resulting from volume increases.
Service fees increased $1.6 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to revenue growth on WEX Health payment processing and health savings account assets.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the second quarters of 2018 and 2017.
Operating interest increased $2.2 million for the second quarter of 2018 as compared to the same period in the prior year, primarily resulting from interest expense associated with the ramp up of our WEX Latin America securitized debt agreement, which we entered into during the second quarter of 2017.
Depreciation and amortization increased $1.4 million for the second quarter of 2018 as compared to the same period in the prior year, resulting from higher depreciation expense on capitalized internal-use software development costs.
Other operating expenses
Other operating expenses for the second quarter of 2018 were generally consistent with the same period in the prior year.

The following table compares line items within operating income for Health and Employee Benefit Solutions for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$36,156	$36,791	$(635)	(2)%
Service fees	$8,474	$5,050	$3,424	68%
Provision for credit losses	$(318)	$748	$(1,066)	NM
Operating interest	$5,193	$2,278	$2,915	128%
Depreciation and amortization	$12,012	$9,410	$2,602	28%

Other operating expenses
General and administrative	$11,554	$10,928	$626	6%
Sales and marketing	$11,991	$11,301	$690	6%
Depreciation and amortization	$10,855	$11,091	$(236)	(2)%

Operating income	$15,410	$13,804	$1,606	12%

NM - not meaningful
Cost of services
Processing costs for the first half of 2018 decreased slightly as compared to the same period in the prior year as the favorable impact of lower bank fees in WEX Latin America resulting from a shift in product mix was partly offset by higher WEX Health processing costs resulting from volume increases.
Service fees increased $3.4 million for the first half of 2018 as compared to the same period in the prior year, due primarily to revenue growth on WEX Health payment processing and health savings account assets.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the first half of 2018 and 2017.
Operating interest increased $2.9 million for the first half of 2018 as compared to the same period in the prior year, primarily resulting from interest expense associated with the ramp up of our WEX Latin America securitized debt agreement, which we entered into during the second quarter of 2017.
Depreciation and amortization increased $2.6 million for the first half of 2018 as compared to the same period in the prior year, resulting from higher depreciation expense on capitalized internal-use software development costs.
Other operating expenses
Other operating expenses for the first half of 2018 were generally consistent with the same period in the prior year.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Other operating expenses
General and administrative	$18,568	$15,227	$3,341	22%	$39,642	$30,820	$8,822	29%
Sales and marketing	$30	$6	$24	400%	$45	$53	$(8)	(15)%
Depreciation and amortization	$358	$346	$12	3%	$890	$667	$223	33%
General and administrative expenses increased $3.3 million for the second quarter of 2018 as compared to the same period in the prior year, due primarily to higher personnel related costs, including incremental headcount and share based compensation, and higher professional fees. General and administrative expenses increased $8.8 million for the first half of 2018 as compared to the same period in the prior year, due primarily to higher personnel related costs, including incremental headcount and share based compensation, and increased professional fees incurred as part of our January 2018 debt repricing.
Other unallocated corporate expenses were not material to the Company’s operations.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Financing interest expense	$(25,505)	$(28,547)	$(3,042)	(11)%	$(52,842)	$(55,695)	$(2,853)	(5)%
Net foreign currency (loss) gain	$(26,734)	$10,525	$(37,259)	NM	$(26,344)	$18,967	$(45,311)	NM
Net unrealized gain (loss) on financial instruments	$2,706	$(2,264)	$4,970	NM	$16,214	$(699)	$16,913	NM
Income taxes	$13,938	$10,655	$3,283	31%	$29,527	$25,190	$4,337	17%
Net income (loss) from non-controlling interest	$142	$(450)	$592	NM	$843	$(775)	$1,618	NM
NM - not meaningful
Financing interest expense decreased $3.0 million for the second quarter of 2018 as compared to the same period in the prior year. This decrease was primarily due to lower effective interest rates, including the impact of $1.3 billion in interest rate swaps outstanding as of June 30, 2018, and a decrease in average borrowings under our 2016 Credit Agreement. Financing interest expense decreased $2.9 million for the first half of June 30, 2018 as compared to the same period in the prior year, as the favorable impact of lower effective interest rates under our 2016 Credit Agreement was partly offset by a loss on the extinguishment of debt as part of our January 2018 debt repricing.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred foreign currency losses of $26.7 million in the second quarter of 2018 and $26.3 million in the first half of 2018 resulting from the weakening of three of the major foreign currencies in which we transact, the Euro, British pound and Brazilian real. During the second quarter and first half of 2017, the Company benefited from the U.S. dollar weakening relative to the British pound.
Net unrealized gains on financial instruments increased $5.0 million for the second quarter of 2018 and $16.9 million for the first half of 2018 as compared to the same periods in the prior year. Late in the fourth quarter of 2017, the Company entered into two interest rate swap agreements with aggregate notional amounts of $500.0 million. The favorable impact of our swap agreements resulted from increases in the variable interest rates combined with a higher notional amount of interest rate swaps outstanding.
Our effective tax rate was 26.1 percent and 25.0 percent for the second quarter and first half of 2018 as compared to 39.0 percent and 35.5 percent in the same periods last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act and it has not changed at June 30, 2018. This estimate may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes. As of June 30, 2018, we are still evaluating the effects of the Global Intangible Low Taxed Income (“GILTI”) provisions as guidance and interpretations continue to emerge, however, we do not expect the impact to be material to our financial statements. We have not determined accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate, and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

Net income or loss from non-controlling interest relates to our 75 percent ownership stake in WEX Europe Services. Such amounts were not material to Company operations for both the second quarter and first half of 2018 and 2017.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, an impairment charge, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interest and certain tax related items.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes; the Company’s chief operating decision maker uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on financial instruments, including interest rate swap agreements and investment securities, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these financial instruments. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

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

•
Restructuring and other costs are related to certain identified initiatives to further streamline the business, improve the Company’s efficiency, create synergies and to globalize the Company’s operations, all with an objective to improve scale and increase profitability going forward. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business.

•
Impairment charge represents a non-cash asset write-off related to our strategic decision to in-source certain technology functions. This charge does not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding this nonrecurring expense facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry.

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

•
The tax related items are the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.

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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to shareholders	$39,298	$17,090	$87,931	$46,491
Unrealized (gains) losses on financial instruments	(2,706)	2,264	(16,214)	699
Net foreign currency remeasurement losses (gains)	26,734	(10,525)	26,344	(18,967)
Acquisition-related intangible amortization	34,921	38,114	70,157	76,093
Other acquisition and divestiture related items	619	239	1,256	2,374
Stock-based compensation	6,905	7,414	15,860	13,871
Restructuring and other costs	630	2,398	6,301	4,145
Impairment charge	—	16,175	—	16,175
Debt restructuring and debt issuance cost amortization	2,607	2,209	9,299	4,163
ANI adjustments attributable to non-controlling interest	(186)	(156)	(538)	(955)
Tax related items	(17,990)	(21,022)	(30,883)	(37,001)
Adjusted net income attributable to shareholders	$90,832	$54,200	$169,513	$107,088
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with our revolving credit facility, term loans and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds, and securitization facilities), will be adequate to fund our cash needs for at least the next 12 months.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of brokered deposits and borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations. Our long-term cash requirements consist primarily of amounts owed and corresponding interest payments on our 2016 Credit Agreement and Notes, amounts due to Wyndham Worldwide Corporation as part of our tax receivable agreement and various facilities lease agreements.
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $76.6 million and $58.7 million as of June 30, 2018 and December 31, 2017, respectively. These earnings and profits are considered to be indefinitely reinvested. As discussed in Item 1 – Note 12, Income Taxes, the United States enacted the 2017 Tax Act in December

2017, which impacted undistributed earnings and profits, among other things. The 2017 Tax Act imposes a one-time “transition tax” on foreign undistributed earnings and profits, which will be included with our 2017 U.S. Income Tax Return. At December 31, 2017, the Company estimated the transition tax and recorded a provisional transition tax obligation of $9.1 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax and our provisional estimate could change. The Company intends to offset the “transition tax” liability with tax attributes. Upon distribution of these earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, and to certain state income taxes, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
We fund a customer's entire receivable as part of fleet and travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. As a consequence, cash flows from operations are significantly impacted by changes in accounts receivable and accounts payable balances, which directly impact our capital  resource requirements. See discussion of cash (used for) provided by operating and financing activities below for more information.
The table below summarizes our cash activities:

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows used for operating activities	$(77,856)	$(91,762)
Cash flows used for investing activities	$(37,385)	$(37,438)
Cash flows (used for) provided by financing activities	$(68,181)	$161,358
Operating Activities
Cash used for operating activities for the six months ended June 30, 2018 decreased $13.9 million as compared to the same period in the prior year, resulting from an increase in accounts receivable due to higher fuel prices and volumes as compared to the same period last year, partly offset by an increase in accounts payable due to higher volumes, a return of collateral as a result of contract renegotiations and higher relative net income adjusted for non-cash charges.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2018 was generally consistent with the same period in the prior year. For the six months ended June 30, 2018, cash used for investing activities consisted of $34.6 million of capital additions primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.
Financing Activities
Cash used for financing activities for the six months ended June 30, 2018 increased $229.5 million as compared to the same period in the prior year, primarily due to net repayments under our 2016 Credit Agreement and repayments of deposits as we have taken steps to reduce the size of our balance sheet exposure. These factors were partly offset by $153.0 million of borrowings as a result of the January 2018 debt repricing.
Securitization Facilities
The Company is a party to three securitized debt agreements. Under two of these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company. Under the third agreement, the Company sells certain unsecured salary advance receivables to an investment fund managed by an unrelated third-party financial institution at a discount relative to the face value of the transferred receivables. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. See Part I – Item 1 – Note 9, Financing and Other Debt, for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging from four weeks to three years, with interest rates ranging from 1.15 percent to 2.90 percent and from 1.00 percent to 2.15 percent as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, we had approximately $759.9 million and $937.7 million of certificates of deposit outstanding, respectively.
As of June 30, 2018, we had approximately $317.7 million of interest-bearing money market deposits with a weighted average interest rate of 2.12 percent, compared to $285.9 million of interest-bearing money market deposits at December 31, 2017, with a weighted average interest rate of 1.49 percent.
WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of June 30, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At June 30, 2018, the outstanding balance for ICS purchases totaled $50.0 million.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $77.0 million and $70.2 million of these deposits on hand at June 30, 2018 and December 31, 2017, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $150.0 million as of June 30, 2018. There was $44.0 million outstanding on these lines of credit as of June 30, 2018. There were no outstanding borrowings as of December 31, 2017.
2016 Credit Agreement
The 2016 Credit Agreement provides for tranche A and tranche B term loan facilities in amounts equal to $455.0 million and $1.3 billion respectively, and a $570.0 million secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Under the 2016 Credit Agreement, amounts due under the revolving credit facility and the tranche A term loan facility mature in July 2021, while amounts due under the tranche B term loan facility mature in July 2023. Prior to maturity, amounts under the credit facility will be reduced by mandatory quarterly payments of $5.7 million and $3.4 million for tranche A and tranche B term loan facilities, respectively. On January 17, 2018, the Company repriced the secured term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both Eurocurrency Rate (as defined in the 2016 Credit Agreement) borrowings and base rate borrowings.
Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. We were in compliance with all material covenants and restrictions at June 30, 2018. WEX Bank is not subject to certain of these restrictions.
As of June 30, 2018, we had no borrowings against our $570.0 million revolving credit facility. After considering outstanding letters of credit, our borrowing capacity under this revolving credit facility was $516.3 million as of June 30, 2018. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility totaled $1.7 billion at June 30, 2018. As of June 30, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.4 percent.
See Part I – Item 1 – Note 9, Financing and Other Debt and Part I – Item 1 – Note 13, Financing Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2017 for further information regarding the 2016 Credit Agreement.
WEX Latin America Debt
WEX Latin America had debt of approximately $7.9 million and $9.7 million as of June 30, 2018 and December 31, 2017, respectively. This is composed of credit facilities held in Brazil and loan arrangements related to our accounts receivable. The average interest rate was 16.9 percent and 21.2 percent as of June 30, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $204.5 million and $185.0 million at June 30, 2018 and December 31, 2017, respectively. The commitment will mature in amounts of $85.0 million and $50.0 million on August 28, 2018 and August 31, 2020, respectively, with the remaining $69.5 million maturing on demand.
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
Other Liquidity Matters
At June 30, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. We maintain five interest rate swap contracts that mature between December 2018 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. See Part I – Item 1 – Note 7, Derivative Instruments, and Note 11, Fair Value, for further information.
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of June 30, 2018. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
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
As of June 30, 2018, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 17, Supplementary Regulatory Capital Disclosure, for further information.
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
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. The Company is not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of June 30, 2018, we had posted letters of credit totaling approximately $53.7 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.

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
Critical Accounting Policies and Estimates
As of January 1, 2018, we adopted the new revenue recognition standard using the modified retrospective approach. There were three primary impacts on the Company of adopting Topic 606.

•
Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three and six months ended June 30, 2018 by approximately $16.2 million and $31.1 million, respectively.

•
Network fees paid to third party payment processing networks by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $4.4 million and $10.0 million, respectively, for the three and six months ended June 30, 2018.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2018. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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
We did not purchase any shares of our common stock during the quarter ended June 30, 2018. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of June 30, 2018.

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

*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Calculation Linkbase Document
*	101.LAB	XBRL Taxonomy Label Linkbase Document
*	101.PRE	XBRL Taxonomy Presentation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	These exhibits have been filed with this Quarterly Report on Form 10–Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

August 8, 2018	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)