Form 10-Q
period 2018-09-30
WEX Inc.
filed 2018-11-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 31, 2018 was 43,103,426.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the ability to successfully integrate the Company’s acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company’s ability to successfully acquire, integrate, operate and expand commercial fuel card programs

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company’s credit standards;

•
breaches of the Company’s technology systems or those of the Company’s third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;

•	the Company’s failure to maintain or renew key commercial agreements;

•	failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;

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
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, impairment charges, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interest and certain tax related items.

Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, impairment charges, the expense associated with stock-based compensation, restructuring and other costs, debt restructuring costs and unallocated corporate expenses.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments – Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–09	Accounting Standards Update No. 2016–09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016–18	Accounting Standards Update No. 2016–18 Statement of Cash Flows (Topic 230): Restricted Cash
ASU 2017–07	Accounting Standards Update 2017–07 Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
ASU 2018–15
Accounting Standards Update No. 2018–15 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

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

European Securitization Subsidiary	Gorham Trade Finance B.V., a bankruptcy-remote subsidiary consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NYSE	New York Stock Exchange
Notes	$400 million notes with a 4.75% fixed rate, issued on January 30, 2013
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which has been subsequently branded WEX Latin America
WEX	WEX Inc.
WEX Health	Evolution1 and Benaissance, collectively

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Payment processing revenue	$182,871	$145,702	$530,063	$423,434
Account servicing revenue	78,748	71,322	236,168	198,538
Finance fee revenue	53,703	50,879	154,958	136,336
Other revenue	67,368	56,099	187,206	160,935
Total revenues	382,690	324,002	1,108,395	919,243
Cost of services
Processing costs	79,580	69,119	235,508	202,682
Service fees	13,818	19,658	39,847	57,413
Provision for credit losses	21,435	19,614	46,930	47,927
Operating interest	10,268	7,537	28,281	17,049
Depreciation and amortization	19,013	18,879	60,058	54,639
Total cost of services	144,114	134,807	410,624	379,710
General and administrative	51,799	51,538	155,720	133,788
Sales and marketing	54,611	41,585	168,849	121,726
Depreciation and amortization	29,054	32,349	88,817	95,788
Impairment charges	2,424	—	2,424	16,175
Operating income	100,688	63,723	281,961	172,056
Financing interest expense	(25,718)	(25,754)	(78,560)	(81,449)
Net foreign currency (loss) gain	(1,094)	14,611	(27,438)	33,578
Net unrealized gain (loss) on financial instruments	2,157	(150)	18,371	(849)
Income before income taxes	76,033	52,430	194,334	123,336
Income taxes	18,751	18,570	48,278	43,760
Net income	57,282	33,860	146,056	79,576
Less: Net (loss) income from non-controlling interest	(40)	(111)	803	(886)
Net income attributable to shareholders	$57,322	$33,971	$145,253	$80,462

Net income attributable to WEX Inc. per share:
Basic	$1.33	$0.79	$3.37	$1.87
Diluted	$1.31	$0.79	$3.33	$1.87
Weighted average common shares outstanding:
Basic	43,191	43,014	43,141	42,963
Diluted	43,615	43,101	43,558	43,092
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a functional income statement.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$57,282	$33,860	$146,056	$79,576
Changes in investment securities, net of tax (benefit) expense of $(10) and $53 for the three and nine months ended September 30, 2017, respectively	—	(12)	—	97
Foreign currency translation	(9,250)	11,042	(32,728)	33,744
Comprehensive income	48,032	44,890	113,328	113,417
Less: Comprehensive (loss) income attributable to non-controlling interest	(109)	122	540	(112)
Comprehensive income attributable to WEX Inc.	$48,141	$44,768	$112,788	$113,529
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$533,361	$508,072
Restricted cash	22,696	18,866
Accounts receivable (net of allowances of $38,103 in 2018 and $30,207 in 2017)	3,124,204	2,517,980
Securitized accounts receivable, restricted	142,575	150,235
Prepaid expenses and other current assets	85,842	69,413
Total current assets	3,908,678	3,264,566
Property, equipment and capitalized software (net of accumulated depreciation of $312,921 in 2018 and $264,928 in 2017)	166,999	163,908
Goodwill	1,838,909	1,876,132
Other intangible assets (net of accumulated amortization of $480,950 in 2018 and $392,827 in 2017)	1,069,116	1,154,047
Investment securities	24,088	23,358
Deferred income taxes, net	8,610	7,752
Other assets	143,342	253,088
Total assets	$7,159,742	$6,742,851
Liabilities and Stockholders’ Equity
Accounts payable	$1,160,661	$811,362
Accrued expenses	308,021	315,346
Short-term deposits	878,071	986,989
Short-term debt, net	238,864	397,218
Other current liabilities	26,848	24,795
Total current liabilities	2,612,465	2,535,710
Long-term debt, net	2,140,875	2,027,752
Long-term deposits	386,770	306,865
Deferred income taxes, net	140,478	119,283
Other liabilities	29,897	32,683
Total liabilities	5,310,485	5,022,293
Commitments and contingencies (Note 13)
Stockholders’ Equity
Common Stock $0.01 par value; 175,000 shares authorized; 47,528 shares issued in 2018 and 47,352 in 2017; 43,100 shares outstanding in 2018 and 43,022 in 2017	475	473
Additional paid-in capital	584,047	569,319
Retained earnings	1,550,577	1,404,683
Accumulated other comprehensive loss	(123,260)	(90,795)
Treasury stock at cost; 4,428 shares in 2018 and 2017	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,839,497	1,711,338
Non-controlling interest	9,760	9,220
Total stockholders’ equity	1,849,257	1,720,558
Total liabilities and stockholders’ equity	$7,159,742	$6,742,851
See notes to unaudited condensed consolidated financial statements.

See Note 1, Basis of Presentation, for further details on our change in presentation to a classified balance sheet.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	47,173	$472	$547,627	$(122,839)	$(172,342)	$1,244,271	$8,558	$1,505,747
Cumulative-effect adjustment[1]	—	—	—	—	—	261	—	261
Balance at January 1, 2017	47,173	$472	$547,627	$(122,839)	$(172,342)	$1,244,532	$8,558	$1,506,008
Stock issued	176	1	594	—	—	—	—	595
Share repurchases for tax withholdings	—	—	(9,420)	—	—	—	—	(9,420)
Stock-based compensation expense	—	—	22,354	—	—	—	—	22,354
Changes in investment securities, net of tax expense of $53	—	—	—	97	—	—	—	97
Foreign currency translation	—	—	—	32,970	—	—	774	33,744
Net income (loss)	—	—	—	—	—	80,462	(886)	79,576
Balance at September 30, 2017	47,349	$473	$561,155	$(89,772)	$(172,342)	$1,324,994	$8,446	$1,632,954

Balance at December 31, 2017	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,404,683	$9,220	$1,720,558
Cumulative-effect adjustment[2]	—	—	—	—	—	641	—	641
Balance at January 1, 2018	47,352	$473	$569,319	$(90,795)	$(172,342)	$1,405,324	$9,220	$1,721,199
Stock issued	176	2	2,243	—	—	—	—	2,245
Share repurchases for tax withholdings	—	—	(12,172)	—	—	—	—	(12,172)
Stock-based compensation expense	—	—	24,657	—	—	—	—	24,657
Foreign currency translation	—	—	—	(32,465)	—	—	(263)	(32,728)
Net income	—	—	—	—	—	145,253	803	146,056
Balance at September 30, 2018	47,528	$475	$584,047	$(123,260)	$(172,342)	$1,550,577	$9,760	$1,849,257
1 Includes the impact of modified retrospective transition as part of the Company’s adoption of ASU 2016–09 to recognize previously disallowed excess tax benefits that increased a net operating loss.
2 Includes the impact of modified retrospective adoption of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$146,056	$79,576
Adjustments to reconcile net income to net cash used for operating activities:
Net unrealized loss	3,871	6,411
Stock-based compensation	24,657	22,354
Depreciation and amortization	148,875	150,428
Debt restructuring and debt issuance cost amortization	7,717	5,935
Provision for deferred taxes	20,127	29,924
Provision for credit losses	46,930	47,927
Impairment charge	2,424	16,175
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized receivables	(685,441)	(595,804)
Prepaid expenses and other current and other long-term assets	111,489	(17,590)
Accounts payable	371,421	228,284
Accrued expenses	(5,385)	(7,740)
Income taxes	4,530	(2,799)
Other current and other long-term liabilities	(8,411)	1,300
Amounts due under tax receivable agreement	(5,727)	(8,927)
Net cash provided by (used for) operating activities	183,133	(44,546)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(53,416)	(56,095)
Purchase of equity investment	(2,617)	—
Purchases of investment securities	(1,627)	(355)
Maturities of investment securities	181	445
Net cash used for investing activities	(57,479)	(56,005)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(12,172)	(9,420)
Proceeds from stock option exercises	2,245	595
Net change in deposits	(28,485)	(29,052)
Increase in borrowed federal funds	—	28,462
Net activity on other debt	(44,201)	39,554
Borrowings on revolving credit facility	1,219,693	3,385,316
Repayments of revolving credit facility	(1,355,931)	(3,241,719)
Borrowings on term loans	178,000	—
Repayments on term loans	(26,971)	(26,063)
Debt issuance costs	(5,310)	(438)
Net change in securitized debt	(7,826)	29,874
Net cash (used for) provided by financing activities	(80,958)	177,109
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,577)	(15,247)
Net change in cash, cash equivalents and restricted cash	29,119	61,311
Cash, cash equivalents and restricted cash, beginning of period (a)	526,938	213,342
Cash, cash equivalents and restricted cash, end of period (a)	$556,057	$274,653

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$5,608	$7,553
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our unaudited condensed consolidated balance sheets to amounts reported within our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents at beginning of period	$508,072	$190,930
Restricted cash at beginning of period	18,866	22,412
Cash, cash equivalents and restricted cash at beginning of period	$526,938	$213,342

Cash and cash equivalents at end of period	$533,361	$251,118
Restricted cash at end of period	22,696	23,535
Cash, cash equivalents and restricted cash at end of period	$556,057	$274,653
See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for any future periods or the year ending December 31, 2018.
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
Cost of Services

•
Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants and cost of goods sold related to hardware and other product sales.

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

•
Depreciation and amortization - The Company has identified those tangible and intangible assets directly associated with providing a service that generates revenue and records the depreciation and amortization associated with those assets under this category. Such assets include processing platforms and related infrastructure, acquired developed technology intangible assets and other similar asset types.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Operating Expenses

•
General and administrative - General and administrative includes compensation and related expenses for executive, finance and accounting, other information technology, human resources, legal and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees and other corporate expenses.

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
The following table provides a brief description of accounting pronouncements adopted during the nine months ended September 30, 2018 and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Nine Months Ended September 30, 2018
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

Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three and nine months ended September 30, 2018 by approximately $13.8 million and $44.9 million, respectively.

Network fees paid by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $3.4 million and $13.5 million for the three and nine months ended September 30, 2018, respectively.

Certain costs to obtain a contract, such as sales commissions, are to be capitalized and amortized over the life of the customer relationship, with a practical expedient available for contracts under one year in duration. The vast majority of the Company’s commissions will continue to be expensed as incurred. This change resulted in an immaterial impact to operating income for the three and nine months ended September 30, 2018.

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

Not Yet Adopted as of September 30, 2018
ASU 2016–02
This standard increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required.
The Company plans to adopt ASU 2016–02 effective January 1, 2019 using the modified retrospective method provided under ASU 2018–11 Leases (Topic 842): Targeted Improvements.
The Company has established an ASU 2016–02 committee whose primary objectives include implementing a new software solution, reviewing and summarizing lease contracts, establishing completeness over the lease population, determining which practical expedients, if any, we will utilize to facilitate compliance and updating the Company’s accounting policies and procedures.

The Company expects to recognize right-of-use assets and corresponding lease liabilities on the Company’s consolidated balance sheet following the adoption of ASU 2016–02, but the Company is not able to quantify the impact of adoption at this time. The Company is also evaluating the impact the standard will have on its consolidated statement of operations, consolidated statement of cash flows and related disclosures

ASU 2016–13
This standard requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that impact the collectability of the reported amount.
	The standard is effective January 1, 2020.	The Company is evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

ASU 2018–15
This standard clarifies the accounting for capitalizing implementation costs in a cloud computing arrangement that is a service contract. The standard provides that implementation costs be treated using the same criteria used for internal-use software development costs, with amortization expense being recorded in the same income statement expense line as the hosted service costs and over the expected term of the hosting arrangement.
	The standard is effective January 1, 2020.	The Company is evaluating the impact the standard will have on its consolidated financial statements and related disclosures.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Revenue
The Company adopted Topic 606 on January 1, 2018, utilizing the modified retrospective method. See Note 2, Recent Accounting Pronouncements, for further information regarding the adoption impact. Under the modified retrospective method, prior period comparable financial information continues to be presented under the guidance of Accounting Standards Codification (“ASC”) 605, Revenue Recognition. See the Company’s Annual Report on Form 10–K for the year ended December 31, 2017 for our accounting policies applied to revenue recognition prior to adoption of Topic 606.
The impact of adopting Topic 606 for the three and nine months ended September 30, 2018 was as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In thousands)	Prior to Adoption	Impact of Topic 606	As Reported	Prior to Adoption	Impact of Topic 606	As Reported
Revenues
Payment processing revenue	$174,170	$8,701	$182,871	$501,674	$28,389	$530,063
Account servicing revenue	78,748	—	78,748	236,168	—	236,168
Finance fee revenue	53,703	—	53,703	154,958	—	154,958
Other revenue	65,682	1,686	67,368	183,997	3,209	187,206
Total revenues	372,303	10,387	382,690	1,076,797	31,598	1,108,395
Cost of services
Processing costs	79,580	—	79,580	235,508	—	235,508
Service fees	17,234	(3,416)	13,818	53,310	(13,463)	39,847
Provision for credit losses	21,435	—	21,435	46,930	—	46,930
Operating interest	10,268	—	10,268	28,281	—	28,281
Depreciation and amortization	19,013	—	19,013	60,058	—	60,058
Total cost of services	147,530	(3,416)	144,114	424,087	(13,463)	410,624
General and administrative	51,799	—	51,799	155,720	—	155,720
Sales and marketing	40,846	13,765	54,611	123,996	44,853	168,849
Depreciation and amortization	29,054	—	29,054	88,817	—	88,817
Impairment charge	2,424	—	2,424	2,424	—	2,424
Operating income	100,650	38	100,688	281,753	208	281,961
Financing interest expense	(25,718)	—	(25,718)	(78,560)	—	(78,560)
Net foreign currency loss	(1,094)	—	(1,094)	(27,438)	—	(27,438)
Net unrealized gain on financial instruments	2,157	—	2,157	18,371	—	18,371
Income before income taxes	75,995	38	76,033	194,126	208	194,334
Income taxes	18,741	10	18,751	48,222	56	48,278
Net income	57,254	28	57,282	145,904	152	146,056
Less: Net (loss) income from non-controlling interest	(40)	—	(40)	803	—	803
Net income attributable to shareholders	$57,294	$28	$57,322	$145,101	$152	$145,253
Topic 606 does not apply to rights or obligations associated with financial instruments, including the Company’s finance fee and interest income from banking relationships and cardholders, certain other fees associated with cardholder arrangements and commissions paid related to such agreements, which continue to be within the scope of ASC Topic 310, Receivables (“Topic 310”).
The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. For payment processing and transaction processing, services are considered to be transferred when a transaction is captured and the Company has validated that the transaction has no errors. Point-in-time revenue recognized during the three and nine months ended September 30, 2018 was not material.
We disaggregate our revenue from contracts with customers by service-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables disaggregate our consolidated revenue for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$116,023	$54,345	$12,503	$182,871
Account servicing revenue	6,920	9,120	26,818	42,858
Other revenue	11,721	1,063	6,359	19,143
Total Topic 606 revenues	$134,664	$64,528	$45,680	$244,872

Non-Topic 606 revenues
Account servicing revenue	$35,890	$—	$—	$35,890
Finance fee revenue	51,644	670	1,389	53,703
Other revenue	27,414	17,612	3,199	48,225
Total non-Topic 606 revenues	$114,948	$18,282	$4,588	$137,818

Total revenues	$249,612	$82,810	$50,268	$382,690

	Nine Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$335,896	$150,411	$43,756	$530,063
Account servicing revenue	20,770	27,584	80,545	128,899
Other revenue	39,288	3,386	19,775	62,449
Total Topic 606 revenues	$395,954	$181,381	$144,076	$721,411

Non-Topic 606 revenues
Account servicing revenue	$107,269	$—	$—	$107,269
Finance fee revenue	140,436	1,157	13,365	154,958
Other revenue	77,788	42,815	4,154	124,757
Total non-Topic 606 revenues	$325,493	$43,972	$17,519	$386,984

Total revenues	$721,447	$225,353	$161,595	$1,108,395
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

The Company has determined that the merchant is the customer as it relates to interchange income regardless of the type of network through which transactions are processed. The Company’s primary performance obligation to merchants is a stand-ready commitment to provide payment and transaction processing services as the merchant requires, which is satisfied over time in daily increments. Since the timing and quantity of transactions to be processed by us is not determinable, the total consideration is determined to be variable consideration. The variable consideration for our payment and transaction processing service is usage-based and therefore specifically relates to our efforts to satisfy our obligation. The variability is satisfied each day the service is provided to the customer. We directly ascribe variable fees to the distinct day of service to which it relates, and we consider the services performed each day in order to ascribe the appropriate amount of total fees to that day. Therefore, we measure interchange income on a daily basis based on the services that are performed on that day.
In determining the amount of consideration received related to payment and transaction processing services provided, the Company assessed other intermediaries involved in the processing of transactions, including merchant acquirers, card networks, sponsor banks and third-party payment processors, and assessed whether the Company controls such services performed by other intermediaries according to principal-agent guidance in Topic 606. Based on this assessment, the Company determined that WEX does not control the services performed by merchant acquirers, card networks and sponsor banks as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore, interchange income is recognized net of any fees owed to these intermediaries. The Company determined that services performed by third-party payment processors are controlled by WEX as the Company is responsible for directing how the third-party payment processor authorizes and processes transactions on the Company’s behalf. Therefore, such fees paid to third-party payment processors are recorded as service fees within cost of services.
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. The Company considered whether such fee rebates constitute consideration payable to a customer or other parties that purchase services from the customer per Topic 606. If so, such fee rebates, which are considered variable consideration, are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the three and nine months ended September 30, 2018, such variable consideration totaled approximately $235.3 million and $656.5 million, respectively. Fee rebates made to certain other partners were determined to be costs to obtain a contract, and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. This revenue is outside the scope of Topic 606. The Company also recognizes account servicing revenue related to reporting services on telematics hardware placements and permit sales to our OTR fleet customer base, both of which are within the scope of Topic 606.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our primary performance obligation in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments is a stand-ready commitment to provide SaaS services and support, which is satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. The Company engages in factoring, which is the purchase of accounts receivable from a third-party at a discount. The Company also recognized finance fee revenue earned on the Company’s foreign salary advance product. Effective in the third quarter of 2018, the Company revised the WEX Latin America securitized debt agreement, which now meets the derecognition criteria for the sale of salary advance product receivables. As a result, gains on the sale of these receivables are now recognized within “Other Revenue” below. See Note 10, Off–Balance Sheet Agreements for further information on our WEX Latin America securitization.
Other Revenue
Other revenue includes transaction processing revenue, professional and marketing services and the sales of telematics hardware, all of which is within scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. In addition, international settlement fees and certain other cardholder fees (e.g. replacement card fees) and gains on sale of WEX Latin America receivables are included in other revenue. This revenue is outside the scope of Topic 606 and is recognized upon completion of the related service or the sale date of the receivables.
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

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	September 30, 2018	January 1, 2018
Receivables[1]	Accounts receivable, net	$27,738	$30,386
Contract assets	Prepaid expenses and other current assets	$7,709	$7,053
Contract assets	Other assets	$47,646	$49,068
Contract liabilities	Other current liabilities	$23,723	$26,592
1 The majority of the Company’s receivables, excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of ASC Topic 606.
Impairment losses recognized on our receivables and contract assets were immaterial for the three and nine months ended September 30, 2018. In the three and nine months ended September 30, 2018, we recognized revenue of $2.9 million and $8.2 million related to contract liabilities.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of September 30, 2018 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations. As allowed by Topic 606, the Company has elected to exclude from this disclosure the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The following table includes revenue expected to be recognized in the future related to remaining performance obligations at the end of the reporting period.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Minimum monthly fees[1]	$17,265	$57,108	$35,176	$19,648	$9,803	$2,226	$141,226
Professional services[2]	3,401	9,796	—	—	—	—	13,197
Total remaining performance obligations	$20,666	$66,904	$35,176	$19,648	$9,803	$2,226	$154,423
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
The Company purchased AOC for $129.8 million, which was funded with cash on hand and through borrowings under the 2016 Credit Agreement. The Company recorded adjustments to the assets acquired and liabilities assumed throughout the measurement period, which ended on September 30, 2018. The Company obtained information to assist in determining the fair values of certain assets acquired and liabilities assumed, resulting primarily in the recording of other intangible assets and goodwill. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, including synergies derived from the acquisition. The goodwill and intangible assets recorded from this business combination were assigned to our Travel and Corporate Solutions segment. The Company assigned $21.6 million of the purchase price to an acquired processing platform that had not reached technological feasibility as of the date of acquisition. During the third quarter of 2018, the Company placed this asset into service. The goodwill recognized in this business combination will be deductible for income tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

(In thousands)	As Reported December 31, 2017	Measurement Period Adjustments	Final September 30, 2018
Total consideration	$129,828	$—	$129,828
Less:
Cash	15,546	—	15,546
Accounts receivable	4,171	100	4,271
Property and equipment	2,530	(1,329)	1,201
Customer relationships (a)	15,000	200	15,200
Developed technologies (b)	24,100	—	24,100
Trademarks and trade names (c)	1,460	10	1,470
In-process research and development	—	21,600	21,600
Other liabilities	(685)	(772)	(1,457)
Recorded goodwill	$67,706	$(19,809)	$47,897
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $19.5 million and $12.2 million in receivables with revolving credit balances as of September 30, 2018 and December 31, 2017, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at September 30, 2018 or December 31, 2017. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2018	December 31, 2017
29 days or less past due	97%	95%
59 days or less past due	99%	97%
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents changes in the accounts receivable allowances:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance, beginning of year	$30,207	$20,092
Provision for credit losses	46,930	47,927
Charges to other accounts[1]	14,408	12,221
Charge-offs	(58,532)	(53,044)
Recoveries of amounts previously charged-off	5,439	5,085
Currency translation	(349)	431
Balance, end of period	$38,103	$32,712
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
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, the assumed issuance of unvested restricted stock units and deferred stock units, and unvested performance-based awards for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to shareholders	$57,322	$33,971	$145,253	$80,462

Weighted average common shares outstanding – Basic	43,191	43,014	43,141	42,963
Dilutive impact of share-based compensation awards	424	87	417	129
Weighted average common shares outstanding – Diluted	43,615	43,101	43,558	43,092
For the three and nine months ended September 30, 2018 and September 30, 2017, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk and commodity price risk.
Interest Rate Swap Agreements
During 2016 and 2017, we entered into five interest rate swap contracts. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. At September 30, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The notional amounts, fixed and variable interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E
Notional amount at inception (in thousands)	$300,000	$200,000	$400,000	$150,000	$250,000
Amortization	N/A	N/A	5% annually	N/A	N/A
Maturity date	12/30/2022	12/30/2022	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	2.204%	2.212%	1.108%	1.125%	0.896%
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2018	2017	2018	2017
Interest rate swap agreements – unrealized portion	Net unrealized gain (loss) on financial instruments	$2,340	$(150)	$19,792	$(849)
Interest rate swap agreements – realized portion	Financing interest income (expense)	$1,866	$377	$3,542	$(243)
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

8.	Deposits
WEX Bank has issued certificates of deposit with maturities ranging from three months to five years, with interest rates ranging from 1.30% to 3.45% as of September 30, 2018. As of December 31, 2017, certificates of deposit had maturities up to three years, with interest rates ranging from 1.00% to 2.15%. WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of September 30, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
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
The following table presents the composition of deposits:

(In thousands)	September 30, 2018	December 31, 2017
Interest-bearing brokered money market deposits	$238,382	$285,899
Customer deposits	108,800	70,211
Certificates of deposit with maturities within 1 year (a)	530,889	630,879
Short-term deposits	878,071	986,989
Certificates of deposit with maturities greater than 1 year and less than 5 years (a)	386,770	306,865
Total deposits	$1,264,841	$1,293,854

Weighted average cost of funds on certificates of deposit outstanding	2.16%	1.51%
Weighted average cost of interest-bearing brokered money market deposits	2.24%	1.49%
(a) Certificates of deposit are classified as short-term or long-term within our unaudited condensed consolidated balance sheets based on maturity date.
Sources of Funds
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

part of a one-way buy program. At both September 30, 2018 and December 31, 2017, there was no outstanding balance for ICS purchases.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt:

(In thousands)	September 30, 2018	December 31, 2017
Revolving line-of-credit facility under 2016 Credit Agreement (a)	$—	$136,535
Term loans under 2016 Credit Agreement (a)	1,753,904	1,602,875
Notes outstanding (a)	400,000	400,000
Securitized debt	111,556	126,901
Participation debt	140,965	184,990
WEX Latin America debt	7,808	9,747
Total gross debt	$2,414,233	$2,461,048

Current portion of gross debt	$245,608	$404,233
Less: Unamortized debt issuance costs	(6,744)	(7,015)
Short-term debt, net	$238,864	$397,218

Long-term gross debt	$2,168,625	$2,056,815
Less: Unamortized debt issuance costs	(27,750)	(29,063)
Long-term debt, net	$2,140,875	$2,027,752

Supplemental information under 2016 Credit Agreement:
Letters of credit (b)	$53,718	$27,500
Borrowing capacity (c)	$666,282	$405,965
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and notes outstanding.
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement
2016 Credit Agreement
The 2016 Credit Agreement provides for secured tranche A and tranche B term loan facilities in original principal amounts equal to $455.0 million and $1,335.0 million respectively, and a $720.0 million secured revolving credit facility, with a sublimit for letters of credit and swingline loans. Amounts due under the 2016 Credit Agreement mature in July 2023, subject to certain adjustments as more fully described below. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $5.4 million and $3.4 million for tranche A and tranche B term loan facilities, respectively.
On January 17, 2018, the Company repriced the secured tranche B term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both Eurocurrency Rate (as defined in the 2016 Credit Agreement) borrowings and base rate borrowings, and increased the outstanding amounts on these tranche B term loans from $1,182.0 million to $1,335.0 million. In addition, the repricing amendment made certain other changes to the 2016 Credit Agreement including increasing the maximum consolidated leverage ratio for the period December 31, 2018 through September 30, 2019, and upon the occurrence of an acquisition meeting certain specified criteria, permitting to incurrence of unsecured indebtedness as long as the Company is in pro forma compliance with the financial covenants, resetting the six month soft recall period for a repricing of the tranche B term loans and resetting and amending the test for incremental loans. Following the repricing, the applicable interest rate margin for the tranche B term loans was set at 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings.
On August 24, 2018, the Company repriced the revolving credit loans and secured tranche A term loans under the 2016 Credit Agreement. The repricing reduced the applicable interest rate margin at current levels for the Company’s revolving credit loans by 25 basis points for both LIBOR borrowings and base rate borrowings, increased the amount available under the revolving credit facility from $570.0 million to $720.0 million and provided for an additional tranche A term loan in the amount of $25

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

million. In addition, the repricing amendment extended the maturity date for the revolving credit facility and tranche A term loan to July 1, 2023, modified the leverage ratios for determining the applicable interest rate on the tranche A term loans and revolving credit loans and modified certain financial covenants, including extending by 1 year (from December 31, 2018 to December 31, 2019) the date on which the consolidated leverage ratio test reduces from 5.00:1.00 to 4.50:1.00, extending by 2 years (from December 31, 2019 to December 31, 2021) the date on which the consolidated leverage ratio test reduces to 4.00:1.00, and adding an interim consolidated leverage ratio test of 4.25:1.00 for a one year period from December 31, 2020 through September 30, 2021. In addition, the amendment modified the definition of specified acquisition to allow the Company to designate, one time, an acquisition involving the payment of consideration in excess of $300 million. Following the repricing, the applicable interest rate margin for the revolving credit loans and tranche A term loans was set at 2.00% for LIBOR borrowings and 1.00% for base rate borrowings.
As of September 30, 2018, amounts outstanding under the 2016 Credit Agreement bore interest at a rate equal to the Eurocurrency Rate plus a margin of 2.00% with respect to the revolving credit loans and tranche A term loans and at a rate equal to the Eurocurrency Rate plus a margin of 2.25% with respect to tranche B term loans (with the Eurocurrency Rate subject to a 0.00% floor). As of September 30, 2018 and December 31, 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.3 percent and 4.2 percent, respectively.
The Company accounted for the January repricing as both a debt extinguishment and debt modification by evaluating the refinancing on a creditor by creditor basis and the August 2018 repricing as a debt modification. During the first quarter of 2018, the Company recorded a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs. The Company incurred general and administrative expenses of $3.8 million related to third-party costs associated with the repricings. The loss on extinguishment and third-party costs are reflected as financing interest expense and service fees, respectively, within our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $6.1 million of new debt issuance costs related to the repricings.
The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2017, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of September 30, 2018, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both September 30, 2018 and December 31, 2017, the Company had $400.0 million of 4.75% fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year.
Australian Securitization Facility
The Company has renewed a one-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expires April 2019. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.79% and 2.53% as of September 30, 2018 and December 31, 2017, respectively. The Company had $87.9 million and $90.0 million of securitized debt under this facility as of September 30, 2018 and December 31, 2017, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement will be determined by management on a monthly basis. The interest rate was 0.91% and 1.11% as of September 30, 2018 and December 31, 2017, respectively. The Company had $23.7 million and $17.9 million of securitized debt under this facility as of September 30, 2018 and December 31, 2017, respectively.
Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $141.0 million and $185.0 million at September 30, 2018 and December 31, 2017, respectively. The outstanding commitment as of September 30, 2018 will mature in amounts of $75.4 million and $50.0 million on December 31, 2018 and August 31, 2020, respectively, with the remaining $15.6 million maturing on demand.
Borrowed Federal Funds
WEX Bank borrows from lines of credit on a federal funds rate basis to supplement the financing of its accounts receivable. There were no outstanding borrowings as of both September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company’s federal funds available lines of credit was $310.0 million.
WEX Latin America Debt
WEX Latin America had debt of approximately $7.8 million and $9.7 million as of September 30, 2018 and December 31, 2017, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. The average interest rate was 16.87% and 21.20% as of September 30, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.

10.	Off–Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank.”) Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon seller bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade receivables because the agreements transfer effective control of the receivables to the Purchasing Bank. The Company records the proceeds as cash provided by operating activities.
The Company sold approximately $171.2 million and $532.1 million of receivables under this arrangement during the three and nine months ended September 30, 2018, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. The loss on factoring was $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2017, respectively, and was recorded within cost of services in the unaudited condensed consolidated statements of income. As of September 30, 2018 and December 31, 2017, the Company had associated factoring receivables of approximately $58.6 million and $61.8 million, respectively, of which approximately $0.6 million and $3.7 million, respectively, were in excess of the established credit limit.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Charge-backs on balances in excess of the credit limit during the three and nine months ended September 30, 2018 and during the three and nine months ended September 30, 2017 were insignificant.
WEX Bank Accounts Receivable Factoring
In August 2018, WEX Bank entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
The Company sold approximately $1,309.2 million of receivables under this arrangement during both the three and nine months ended September 30, 2018. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within the Company’s unaudited condensed consolidated statement of cash flows. The loss on factoring was $0.4 million for both the three and nine months ended September 30, 2018 and was recorded within cost of services in the unaudited condensed consolidated statements of income.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. WEX Latin America holds a non-controlling equity interest in the investment fund. As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our unaudited condensed consolidated balance sheets. The Company had $30.1 million and $19.0 million of securitized debt under this facility as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company recognized approximately $4.4 million of operating interest under this financing arrangement.
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. Additionally, the Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables. As the securitization is now accounted for as an off-balance sheet arrangement, the Company derecognized $31.4 million of transferred receivables and $30.1 million of securitized debt during the third quarter of 2018, with an immaterial impact to the unaudited condensed consolidated statement of income for the three months ended September 30, 2018.
During the third quarter of 2018, the Company recognized a $3.2 million gain on sale of receivables, consisting of the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue in our unaudited condensed consolidated income statement. Cash proceeds from the transfer of these receivables is reflected as an operating activity within our unaudited condensed consolidated statement of cash flows.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three and nine months ended September 30, 2018 or September 30, 2017.
The following table presents the Company’s assets and liabilities that are measured at fair value and the related hierarchy levels:

(In thousands)	Fair Value Hierarchy	September 30, 2018	December 31, 2017
Assets
Municipal bonds	2	$400	$534
Asset-backed securities	2	319	345
Mortgage-backed securities	2	275	305
Fixed-income mutual fund	1	23,094	22,174
Investment securities (a)		$24,088	$23,358
Executive deferred compensation plan trust (b)	1	$6,971	$6,798
Interest rate swaps (c)	2	$34,014	$19,595
Liabilities
Interest rate swaps (d)	2	$—	$5,373
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
Investment Securities
When available, the Company uses quoted market prices to determine the fair value of investment securities; such inputs are classified as Level 1 of the fair-value hierarchy. These securities primarily consist of an open-ended mutual fund, which is invested in fixed-income securities and is held in order to satisfy the regulatory requirements of WEX Bank. For mortgage-backed and asset-backed debt securities and municipal bonds, the Company generally uses quoted prices for recent trading activity of assets with similar characteristics to the debt security or bond being valued. The securities and bonds priced using such methods are generally valued using Level 2 inputs.
Executive Deferred Compensation Plan Trust
The investments held in the executive deferred compensation plan trust are classified as Level 1 in the fair value hierarchy because the fair value is determined using quoted prices for identical instruments in active markets.
Interest Rate Swaps
The Company determines the fair value of its interest rate swaps based on the discounted cash flows of the difference between the projected fixed payments on the swaps and the implied floating payments using the current LIBOR curve, which are Level 2 inputs of the fair value hierarchy.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Notes Outstanding
The Notes outstanding had a fair value of $401.0 million and $410.0 million as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both September 30, 2018 and December 31, 2017, the carrying value of the 2016 Credit Agreement approximated its fair value.
Other Assets and Liabilities
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their respective fair values due to the short-term nature of such instruments. The carrying values of certificates of deposit, interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values, as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

12.	Income Taxes
The Company’s effective tax rate was 24.7 percent and 24.8 percent for the third quarter and nine months ended September 30, 2018, respectively, as compared to 35.4 percent and 35.5 percent for the third quarter and nine months ended September 30, 2017, respectively. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act. During the third quarter of 2018, the Company recorded an adjustment to the one-time income tax benefit attributable to the Company updating its estimate of foreign undistributed earnings, which was materially offset by an adjustment to certain deferred tax attributes as a result of further clarification provided by the IRS relative to IRC 162(m). The income tax benefit of $60.6 million may be impacted by future clarification and guidance, primarily related to state tax conformity to federal tax changes, however, we do not expect such changes to be material to our financial statements. As of September 30, 2018, we are still evaluating the effects of GILTI provisions as guidance and interpretations continue to emerge. However, we do not expect the impact to be material to our financial statements. We have not determined the accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred, or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized in the fourth quarter. Therefore, we have included the provisional estimate of GILTI related to current year operations in our estimated annual effective tax rate and will update the impact and accounting policy as the analysis related to the GILTI provisions is completed in the fourth quarter.
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to $61.8 million and $58.7 million at September 30, 2018 and December 31, 2017, respectively. These earnings and profits are considered to be indefinitely reinvested. The 2017 Tax Act imposes a one-time transition tax on foreign undistributed earnings and profits, which is included in our 2017 U.S. Income Tax Return. The Company intends to offset the transition tax with net operating loss carryforwards and accordingly does not expect this tax to result in additional cash tax payable.
For the period ending September 30, 2018, except for GILTI, as indicated above, the Company did not record United States federal income tax on its share of the income of its foreign subsidiaries. Upon distribution of these earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, and to certain state income taxes, but would have no further federal income tax liability.

13.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Commitments
Significant commitments and contingencies as of September 30, 2018 are consistent with those discussed in Note 18, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2017.

14.	Stock–Based Compensation
The fair value of restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance-based restricted stock units (“PBRSUs”), service-based stock options and market performance-based stock options awarded during the three and nine months ended September 30, 2018 totaled $4.7 million and $34.8 million, respectively, as compared to $0.4 million and $45.7 million, respectively, for the three and nine months ended September 30, 2017. Grant activity during the nine months ended September 30, 2017 includes certain market performance-based stock options awarded to members of senior management.
The fair value of RSUs, DSUs and PBRSUs is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. During the first half of 2017, we granted market performance-based stock options for which we estimated the grant date fair value using a Monte-Carlo simulation model that simulated a distribution of future stock price paths based on historical volatility levels.
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
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective programs. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the unaudited condensed consolidated statements of income and in accrued expenses and current liabilities on the unaudited condensed consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $24.7 million as of September 30, 2018.
The majority of the balances under these initiatives are expected to be paid through 2018. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur under these initiatives is immaterial.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s restructuring activities by initiative:

2015 Restructuring Initiative	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$1,143	$3,008	$2,680	$5,231
Restructuring (reversals) charges	(30)	431	(77)	1,964
Cash paid	(313)	(656)	(1,804)	(3,492)
Liability transfer to 2016 Restructuring Initiative	—	—	—	(1,158)
Foreign currency translation	(4)	(22)	(3)	216
Balance, end of period	$796	$2,761	$796	$2,761

2016 Restructuring Initiative	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$410	$4,342	$738	$3,662
Restructuring charges	28	88	58	(226)
Cash paid	(199)	(1,778)	(555)	(2,265)
Liability transfer from 2015 Restructuring Initiative	—	—	—	1,158
Foreign currency translation	(2)	35	(4)	358
Balance, end of period	$237	$2,687	$237	$2,687

Acquisition Integration Restructuring Initiative	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$32	$1,333	$5,093	$1,764
Restructuring charges	—	4,120	240	5,061
Cash paid	(32)	(937)	(5,355)	(2,416)
Other	—	—	22	107
Balance, end of period	$—	$4,516	$—	$4,516

Total Restructuring Initiatives	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Balance, beginning of period	$1,585	$8,683	$8,511	$10,657
Restructuring charges	(2)	4,639	221	6,799
Cash paid	(544)	(3,371)	(7,714)	(8,173)
Other	—	—	22	107
Foreign currency translation	(6)	13	(7)	574
Balance, end of period	$1,033	$9,964	$1,033	$9,964

16.	Segment Information
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers.
The following tables present the Company’s reportable segment results:

	Three Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$116,023	$54,345	$12,503	$182,871
Account servicing revenue	42,810	9,120	26,818	78,748
Finance fee revenue	51,644	670	1,389	53,703
Other revenue	39,135	18,675	9,558	67,368
Total revenues	$249,612	$82,810	$50,268	$382,690

Interest income	$1,092	$172	$543	$1,807

	Three Months Ended September 30, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$90,270	$44,177	$11,255	$145,702
Account servicing revenue	44,858	206	26,258	71,322
Finance fee revenue	40,773	87	10,019	50,879
Other revenue	36,177	16,556	3,366	56,099
Total revenues	$212,078	$61,026	$50,898	$324,002

Interest income	$944	$208	$10,899	$12,051

	Nine Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$335,896	$150,411	$43,756	$530,063
Account servicing revenue	128,039	27,584	80,545	236,168
Finance fee revenue	140,436	1,157	13,365	154,958
Other revenue	117,076	46,201	23,929	187,206
Total revenues	$721,447	$225,353	$161,595	$1,108,395

Interest income	$3,127	$715	$11,698	$15,540

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$264,210	$119,328	$39,896	$423,434
Account servicing revenue	122,238	528	75,772	198,538
Finance fee revenue	113,754	469	22,113	136,336
Other revenue	103,003	43,414	14,518	160,935
Total revenues	$603,205	$163,739	$152,299	$919,243

Interest income	$2,764	$569	$23,253	$26,586
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) restructuring and other costs; and (v) certain impairment charges. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments, income taxes and net gains or losses from non-controlling interest to our operating segments.
Effective January 1, 2018, the Company revised how it allocates certain costs in its measure of segment adjusted operating income. The primary change is how the Company allocates information technology and corporate related costs to its segments. Certain information technology and corporate related costs that support multiple segments, which were previously included in Fleet Solutions, are now being allocated to the segment that they support. Certain residual unallocated corporate costs represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative, executive and other expenses. These expenses are recorded in unallocated corporate expenses, as these items are centrally and directly controlled and are not included in internal measures of segment operating performance. Segment results for the three and nine months ended September 30, 2017 have been recast to conform to the current presentation as described above.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Segment adjusted operating income
Fleet Solutions	$113,731	$92,698	$329,364	$267,718
Travel and Corporate Solutions	39,377	28,995	99,074	69,697
Health and Employee Benefit Solutions	10,482	11,507	42,444	41,897
Total segment adjusted operating income	$163,590	$133,200	$470,882	$379,312

Reconciliation:
Total segment adjusted operating income	$163,590	$133,200	$470,882	$379,312
Less:
Unallocated corporate expenses	13,414	12,935	42,378	38,056
Acquisition-related intangible amortization	33,439	38,510	103,596	114,603
Other acquisition and divestiture related items	1,536	1,006	2,792	3,380
Debt restructuring costs	317	2,519	3,798	2,519
Stock-based compensation	9,799	8,483	25,659	22,354
Restructuring and other costs	1,973	6,024	8,274	10,169
Impairment charges	2,424	—	2,424	16,175
Operating income	100,688	63,723	281,961	172,056
Financing interest expense	(25,718)	(25,754)	(78,560)	(81,449)
Net foreign currency (loss) gain	(1,094)	14,611	(27,438)	33,578
Net unrealized gain (loss) on financial instruments	2,157	(150)	18,371	(849)
Income before income taxes	$76,033	$52,430	$194,334	$123,336

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
As of September 30, 2018 and December 31, 2017, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

WEX Bank’s actual and regulatory minimum capital amounts and ratios are presented in the following table:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2018
Total Capital to risk-weighted assets	$353,314	12.61%	$224,084	8.0%	$280,104	10.0%
Tier 1 Capital to average assets	$335,847	10.93%	$122,925	4.0%	$153,656	5.0%
Common equity to risk-weighted assets	$335,847	11.99%	$126,047	4.5%	$182,068	6.5%
Tier 1 Capital to risk-weighted assets	$335,847	11.99%	$168,063	6.0%	$224,084	8.0%
December 31, 2017
Total Capital to risk-weighted assets	$316,129	13.38%	$188,991	8.0%	$236,239	10.0%
Tier 1 Capital to average assets	$304,555	12.50%	$97,452	4.0%	$121,815	5.0%
Common equity to risk-weighted assets	$304,555	12.89%	$106,308	4.5%	$153,555	6.5%
Tier 1 Capital to risk-weighted assets	$304,555	12.89%	$141,743	6.0%	$188,991	8.0%

18.	Subsequent Events
Business Acquisition
During October 2018, the Company entered into a definitive agreement to acquire Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for approximately $310 million. This acquisition will expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions. The transaction is expected to close in the first half of 2019 following customary regulatory approvals and customary closing conditions.
Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018 with an initial term ending on December 2028. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable portfolio. As part of this agreement, we paid approximately $200 million, which includes a $160 million premium in excess of the receivables’ estimated carrying value. The acquired portfolio is expected to be converted onto the Company’s payment processing platform starting in the fourth quarter of 2018. Concurrently with entering into the asset purchase agreement, we modified a number of contract terms, including extending the term of Chevron’s customer relationship to 13 years from the date of the final conversion.

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
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, WEX Latin America and a controlling interest in WEX Europe Services Limited and its subsidiaries.
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
Sources of Operating Expense
Cost of Services

•
Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants and cost of goods sold related to hardware and other product sales.

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

•
Depreciation and amortization - The Company has identified those tangible and intangible assets directly associated with providing a service that generates revenue and records the depreciation and amortization associated with those assets under this category. Such assets include processing platforms and related infrastructure, acquired developed technology intangible assets and other similar asset types.

Other Operating Expenses

•
General and administrative - General and administrative includes compensation and related expenses for executive, finance and accounting, other information technology, human resources, legal and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees and other corporate expenses.

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
Summary
Below are selected items from the third quarter of 2018:

•	Average number of vehicles serviced increased 6 percent from the third quarter of 2017 to approximately 11.7 million for the third quarter of 2018, resulting entirely from organic growth.

•
Total fuel transactions processed increased 7 percent from the third quarter of 2017 to 141.7 million for the third quarter of 2018. Total payment processing transactions in our Fleet Solutions segment increased 7 percent to 117.7 million for the third quarter of 2018 as compared to the same period last year resulting entirely from organic growth.

•	The average U.S. fuel price per gallon during the third quarter of 2018 was $3.06, a 22 percent increase from the same period last year.

•
Our Travel and Corporate Solutions’ purchase volume grew by approximately $958.0 million from the third quarter of 2017 to $9.6 billion for the third quarter of 2018, an increase of 11 percent, driven by higher customer purchase volumes, most significantly within the U.S. travel business.

•
Our Health and Employee Benefit Solutions’ average number of U.S. SaaS accounts grew by approximately 1.5 million, a 16 percent increase from the same period in the prior year, due primarily to customer signings. Likewise, U.S. purchase volume grew by $105.6 million, an 11 percent increase from the same period of the prior year.

•
Our effective tax rate was 24.7 percent for the third quarter of 2018 as compared to 35.4 percent in the same period last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective rate may fluctuate due to changes in estimates made under the 2017 Tax Act as more guidance and clarification is released by the regulators, the mix of earnings among different tax jurisdictions, as well as from impacts that statutory tax rate and earnings mix changes have on our net deferred tax assets.

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
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$116,023	$90,270	$25,753	29%	$335,896	$264,210	$71,686	27%
Account servicing revenue	42,810	44,858	(2,048)	(5)%	128,039	122,238	5,801	5%
Finance fee revenue	51,644	40,773	10,871	27%	140,436	113,754	26,682	23%
Other revenue	39,135	36,177	2,958	8%	117,076	103,003	14,073	14%
Total revenues	$249,612	$212,078	$37,534	18%	$721,447	$603,205	$118,242	20%

Key operating statistics (a)(b)
Payment processing revenue:
Payment processing transactions	117,680	110,047	7,633	7%	343,426	320,946	22,480	7%
Payment processing fuel spend	$9,723,609	$7,688,903	$2,034,706	26%	$27,658,802	$22,168,768	$5,490,034	25%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.06	$2.51	$0.55	22%	$2.95	$2.44	$0.51	21%
Net payment processing rate	1.19%	1.17%	0.02%	2%	1.21%	1.19%	0.02%	2%
(a) Key operating statistics have been modified to provide added insight into segment revenue trends. Metrics for the three and nine months ended September 30, 2017 have been conformed to the current year presentation.
(b) The Company adopted the requirements of ASU 2014–09 (“the new revenue recognition standard”) as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.

For the third quarter and the nine months ended September 30, 2018, the impact of foreign currency exchange rate fluctuations reduced revenue by $1.7 million and increased revenue by $2.4 million, respectively.
Payment processing revenue increased by $25.8 million for the third quarter of 2018 and $71.7 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to higher average domestic fuel prices, the impact from the adoption of the new revenue recognition standard and increased payment processing volumes due to organic growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to selling expense and fees paid to third-party payment processing networks from service fees to a reduction of revenue.
Account servicing revenue decreased by $2.0 million for the third quarter of 2018 as compared to the same period of the prior year, primarily due to the divestiture of our Telapoint business during the fourth quarter of 2017. Account servicing revenue increased by $5.8 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, due primarily to an increase in fees to certain customers as part of domestic price modernization efforts over the course of the prior year, partly offset by the divestiture of our Telapoint business.

Other revenue increased by $3.0 million for the third quarter of 2018 as compared to the same period for the prior year, due primarily to the adoption of the new revenue recognition standard. Other revenue increased by $14.1 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, resulting from the adoption of the new revenue recognition standard, benefits from our price modernization efforts and higher relative EFS transaction processing revenue.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Finance income	$41,641	$32,994	$8,647	26%	$112,130	$93,517	$18,613	20%
Factoring fee revenue	9,999	7,580	2,419	32%	27,720	19,869	7,851	40%
Cardholder interest income	4	199	(195)	(98)%	586	368	218	59%
Finance fee revenue	$51,644	$40,773	$10,871	27%	$140,436	$113,754	$26,682	23%
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
Finance income increased $8.6 million for the third quarter of 2018 and $18.6 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to changes in overdue outstanding balances resulting from higher average domestic fuel prices and volumes. During both the third quarter and the nine months ended September 30, 2018 and 2017, monthly late fee rates ranged from 0 to 7.99 percent with a minimum finance charge of up to $75. The weighted average rate, net of related charge-offs, was 4.4 percent and 4.5 percent for the three and nine months ended September 30, 2018, respectively, as compared to 4.3 percent for both the three and nine months ended September 30, 2017.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during both the three and nine months ended September 30, 2018 or 2017.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $2.4 million for the third quarter of 2018 and $7.9 million the nine months ended September 30, 2018 as compared to the same periods in the prior year, due to higher relative receivable balances purchased resulting from increased customer demand for our services.
Cardholder interest income was not material to Fleet Solutions’ operations for the three and nine months ended September 30, 2018 or 2017.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Cost of services
Processing costs	$50,394	$45,283	$5,111	11%	$147,198	$131,701	$15,497	12%
Service fees	$1,889	$1,495	$394	26%	$5,493	$4,111	$1,382	34%
Provision for credit losses	$17,408	$19,277	$(1,869)	(10)%	$41,396	$46,999	$(5,603)	(12)%
Operating interest	$4,532	$2,449	$2,082	85%	$11,370	$6,044	$5,325	88%
Depreciation and amortization	$9,943	$12,424	$(2,482)	(20)%	$29,749	$36,436	$(6,688)	(18)%

Other operating expenses
General and administrative	$18,004	$22,299	$(4,295)	(19)%	$57,894	$55,161	$2,733	5%
Sales and marketing	$38,727	$30,395	$8,332	27%	$115,331	$89,210	$26,121	29%
Depreciation and amortization	$19,394	$23,647	$(4,252)	(18)%	$60,497	$70,087	$(9,590)	(14)%
Impairment charge	$—	$—	$(12,212)	(100)%	$—	$12,212	$(12,212)	(100)%

Operating income	$89,321	$54,809	$34,512	63%	$252,519	$151,244	$101,275	67%
Cost of services
Processing costs increased $5.1 million for the third quarter of 2018 and $15.5 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to volume-related increases, including incremental headcount and costs related to recent significant customer acquisitions.
Service fees increased $0.4 million for the third quarter of 2018 and $1.4 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to higher bank fees resulting from increased volumes.
Provision for credit losses decreased by $1.9 million for the third quarter of 2018 and $5.6 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year. The decrease in credit loss was due to a decline in fraud losses, partly offset by increases in receivable balances due to higher average domestic fuel prices and volume growth.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 14.2 basis points of fuel expenditures for the third quarter of 2018, as compared to 23.5 basis points of fuel expenditures for the same period in the prior year. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $2.1 million for the third quarter of 2018 and $5.3 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to higher interest rates paid on deposits and the impact of higher fuel prices.
Depreciation and amortization decreased by $2.5 million for the third quarter of 2018 and $6.7 million for the nine months ended September 30, 2018, compared to the same periods in the prior year, as the periods in 2017 were unfavorably impacted by accelerated amortization of our existing over-the-road payment processing technology as result of the EFS acquisition. This expense decrease relative to the prior year was partly offset by incremental depreciation on recent investments in internal-use software.
Other operating expenses
General and administrative expenses decreased $4.3 million for the third quarter of 2018, as compared to the same prior of the prior year, which was unfavorably impacted by an office closure restructuring to consolidate operations. General and administrative expenses increased $2.7 million for the nine months ended September 30, 2018 as compared to the same period in the prior year primarily due to higher professional fees, partly offset by the absence of the aforementioned restructuring charges incurred during the nine months ended September 30, 2017.
Sales and marketing expenses increased $8.3 million for the third quarter of 2018 and $26.1 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to a reclassification of payments to partners, which are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization decreased by $4.3 million for the third quarter of 2018 and $9.6 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, due primarily to lower relative amortization on certain acquired intangibles.
During the nine months ended September 30, 2017, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions. There were no impairment charges incurred during 2018.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except payment solutions purchase volume in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$54,345	$44,177	$10,168	23%	$150,411	$119,328	$31,083	26%
Account servicing revenue	9,120	206	8,914	NM	27,584	528	27,056	NM
Finance fee revenue	670	87	583	670%	1,157	469	688	147%
Other revenue	18,675	16,556	2,119	13%	46,201	43,414	2,787	6%
Total revenues	$82,810	$61,026	$21,784	36%	$225,353	$163,739	$61,614	38%

Key operating statistics (a)
Payment processing revenue:
Payment solutions purchase volume	$9,621	$8,663	$958	11%	$26,492	$22,939	$3,553	15%
(a) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
NM - not meaningful
For the third quarter and the nine months ended September 30, 2018, the impact of foreign currency exchange rate fluctuations reduced revenue by $0.8 million and increased revenue by $1.6 million, respectively.
Payment processing revenue increased $10.2 million for the third quarter of 2018 and $31.1 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due to strong performance in both our travel and corporate payment products. During the third quarter of 2018, we benefited from volume growth in the U.S., the Asia Pacific region and Brazil, while performance for the nine months ended September 30, 2018 was attributed to volume increases in all geographies. The impact of the adoption of the new revenue recognition standard also contributed to revenue growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to sales and marketing expense and fees paid to third-party payment processing networks from service fees to a reduction of revenue.
Account servicing revenue increased $8.9 million for the third quarter of 2018 and $27.1 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due to the acquisition of AOC during October 2017.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for the three or nine months ended September 30, 2018 or 2017.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three or nine months ended September 30, 2018. As of September 30, 2017, customer balances with such concessions totaled $8.5 million. For the three and nine months ended September 30, 2017, customer balances with such concessions resulted in approximately $0.4 million and $1.7 million in waived late fees, respectively.
Other revenue increased $2.1 million for the third quarter of 2018 and $2.8 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, as volume related increases were partly offset by an unfavorable adoption impact of the new revenue recognition standard. As of January 1, 2018, payment of network fees are now reflected as a reduction of revenue resulting from the adoption of the new revenue recognition standard. Prior to January 1, 2018, these network fees were classified as a selling expense.
Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Cost of services
Processing costs	$10,999	$4,595	$6,405	139%	$33,967	$14,949	$19,019	127%
Service fees	$7,151	$15,344	$(8,193)	(53)%	$21,102	$45,433	$(24,331)	(54)%
Provision for credit losses	$3,862	$(418)	$4,280	NM	$5,687	$(575)	$6,262	NM
Operating interest	$4,061	$2,377	$1,684	71%	$10,043	$6,016	$4,027	67%
Depreciation and amortization	$2,807	$1,288	$1,519	118%	$12,034	$3,626	$8,409	232%

Other operating expenses
General and administrative	$7,150	$4,617	$2,533	55%	$19,985	$12,257	$7,728	63%
Sales and marketing	$10,478	$5,719	$4,759	83%	$36,076	$15,691	$20,385	130%
Depreciation and amortization	$3,903	$2,573	$1,330	52%	$10,818	$7,814	$3,004	38%
Impairment charges	$2,424	$—	$2,424	NM	$2,424	$3,963	$(1,539)	(39)%

Operating income	$29,975	$24,932	$5,043	20%	$73,217	$54,566	$18,651	34%
NM - not meaningful
Cost of services
Processing costs increased $6.4 million for the third quarter of 2018 and $19.0 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to the acquisition of AOC.
Service fees decreased $8.2 million for the third quarter of 2018 and $24.3 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to cost savings as a result of the AOC acquisition and impacts from adoption of the new revenue recognition standard. These favorable impacts were partly offset by incremental expenses resulting from higher relative purchase volumes. Upon the adoption of the new revenue recognition standard, we reclassified network fees paid from service fees to a reduction of revenue.
Provision for credit losses increased $4.3 million for the third quarter of 2018 and $6.3 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to a discrete customer reserve taken during the third quarter of 2018.
Operating interest expense increased $1.7 million for the third quarter of 2018 and $4.0 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to higher interest rates paid on deposits.
Depreciation and amortization increased $1.5 million for the third quarter of 2018 and $8.4 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to assets recognized upon acquisition of AOC.
Other operating expenses
General and administrative expenses increased $2.5 million for the third quarter of 2018 and $7.7 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to the acquisition of AOC.

Sales and marketing expenses increased $4.8 million for the third quarter of 2018 and $20.4 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to a reclassification of payments to partners. These payments to partners are included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization for the third quarter of 2018 increased $1.3 million for the third quarter of 2018 and $3.0 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to assets recognized upon the AOC acquisition.
During the third quarter of 2018, we recognized a non-cash impairment charge to write-off certain property and equipment. During the nine months ended September 30, 2017, we incurred a non-cash impairment charge due to a write-off related to in-sourcing certain technology functions.
Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except purchase volume in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Revenues
Payment processing revenue	$12,503	$11,255	$1,248	11%	$43,756	$39,896	$3,860	10%
Account servicing revenue	26,818	26,258	560	2%	80,545	75,772	4,773	6%
Finance fee revenue	1,389	10,019	(8,630)	(86)%	13,365	22,113	(8,748)	(40)%
Other revenue	9,558	3,366	6,192	184%	23,929	14,518	9,411	65%
Total revenues	$50,268	$50,898	$(630)	(1)%	$161,595	$152,299	$9,296	6%

Key operating statistics (U.S. only) (a)
Payment processing revenue:
Purchase volume	$1,061,215	$955,652	$105,563	11%	$3,817,924	$3,429,725	$388,199	11%
Account servicing revenue:
Average number of SaaS accounts	11,057	9,566	1,491	16%	10,876	9,025	1,851	21%
(a) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
For the third quarter of 2018 and the nine months ended September 30, 2018, the impact of foreign currency exchange rate fluctuations reduced revenue by $1.0 million and $1.9 million, respectively.
Payment processing revenue increased $1.2 million for the third quarter of 2018 and $3.9 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to an increase in purchase volume as a result of customer signings.
Account servicing revenue increased $0.6 million for the third quarter of 2018 and $4.8 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform, and higher revenue earned on health savings account assets, partly offset by an unfavorable impact from WEX Health customer mix and lower revenues in Brazil.
Finance fee revenue decreased $8.6 million for the third quarter of 2018 and $8.7 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, primarily due to the accounting impact of our WEX Latin America securitization arrangement, as discussed further in the other revenue discussion below.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of September 30, 2018 and 2017, there were no material concessions granted to customers.

Other revenue increased $6.2 million for the third quarter of 2018 and $9.4 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year. Increased revenues for the third quarter of 2018 were primarily due to the gain on sale of WEX Latin America customer receivables under our recently amended securitization. Prior to the third quarter of 2018, the revenue associated with these receivables was included in finance fee revenue. See Part I – Item 1 – Note 10, Off–Balance Sheet Arrangements for further information. During the third quarter of 2018 and nine months ended September 30, 2018, we also benefited from higher WEX Health ancillary fees.
Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Cost of services
Processing costs	$18,189	$19,240	$(1,051)	(5)%	$54,345	$56,031	$(1,686)	(3)%
Service fees	$4,777	$2,818	$1,959	70%	$13,251	$7,868	$5,383	68%
Provision for credit losses	$164	$755	$(591)	(78)%	$(154)	$1,503	$(1,657)	NM
Operating interest	$1,676	$2,711	$(1,035)	(38)%	$6,869	$4,989	$1,880	38%
Depreciation and amortization	$6,263	$5,167	$1,096	21%	$18,275	$14,577	$3,698	25%

Other operating expenses
General and administrative	$7,337	$5,954	$1,383	23%	$18,891	$16,882	$2,009	12%
Sales and marketing	$5,398	$5,409	$(11)	—%	$17,389	$16,710	$679	4%
Depreciation and amortization	$5,348	$5,705	$(357)	(6)%	$16,203	$16,796	$(593)	(4)%

Operating income	$1,116	$3,139	$(2,023)	(64)%	$16,526	$16,943	$(417)	(2)%

NM - not meaningful
Cost of services
Processing costs decreased slightly for the third quarter of 2018 and for the nine months ended September 30, 2018 as compared to the same periods in the prior year as the favorable impact of lower bank fees in WEX Latin America resulting from a shift in product mix was partly offset by higher WEX Health processing costs resulting from volume increases.
Service fees increased $2.0 million for the third quarter of 2018 and $5.4 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, due primarily to revenue growth on WEX Health payment processing and health savings account assets.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the three and nine months ended September 30, 2018 and 2017.
Operating interest decreased $1.0 million for the third quarter of 2018 and increased $1.9 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year. The increase in interest expense for the nine months ended September 30, 2018 was associated with the ramp up of our WEX Latin America securitized debt agreement, which we entered into during the second quarter of 2017. During the third quarter of 2018, we amended this agreement, resulting in sale accounting treatment upon the transfer of WEX Latin America customer receivables. As such, our associated cost of funding is now embedded in the gain on sale of the receivables and is recorded within other revenue, resulting in decreased operating interest for the three months ended September 30, 2018.
Depreciation and amortization increased $1.1 million for the third quarter of 2018 and $3.7 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year, resulting from higher depreciation expense on capitalized internal-use software development costs.

Other operating expenses
General and administrative expenses increased $1.4 million for the third quarter of 2018 and $2.0 million for the nine months ended September 30, 2018 due primarily to an increase in professional fees as compared to the same periods in the prior year.
Sales and marketing and depreciation and amortization for the third quarter of 2018 were generally consistent with the same period in the prior year.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Other operating expenses
General and administrative	$19,309	$18,668	$641	3%	$58,951	$49,489	$9,462	19%
Sales and marketing	$6	$62	$(56)	(90)%	$51	$115	$(64)	(56)%
Depreciation and amortization	$409	$425	$(16)	(4)%	$1,299	$1,092	$207	19%
General and administrative expenses for the third quarter of 2018 were generally consistent with the general and administrative expenses for the same period in the prior year. General and administrative expenses increased $9.5 million for the nine months ended September 30, 2018 as compared to the same period in the prior year, due primarily to higher personnel related costs, including incremental share based compensation and headcount, and increased professional fees, including those incurred as part of our recent acquisition and debt restructurings.
Other unallocated corporate expenses were not material to the Company’s operations for the periods presented.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Financing interest expense	$(25,718)	$(25,754)	$(36)	—%	$(78,560)	$(81,449)	$(2,889)	(4)%
Net foreign currency (loss) gain	$(1,094)	$14,611	$(15,705)	NM	$(27,438)	$33,578	$(61,016)	NM
Net unrealized gain (loss) on financial instruments	$2,157	$(150)	$2,307	NM	$18,371	$(849)	$19,220	NM
Income taxes	$18,751	$18,570	$181	1%	$48,278	$43,760	$4,518	10%
Net income (loss) from non-controlling interest	$(40)	$(111)	$71	(64)%	$803	$(886)	$1,689	NM
NM - not meaningful
Financing interest expense for the third quarter of 2018 was relatively consistent with the financing interest expense in the same period in the prior year. Financing interest expense decreased $2.9 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. This decrease was primarily due to lower effective interest rates, including the impact of $1.3 billion in interest rate swaps outstanding as of September 30, 2018, and a decrease in average borrowings under our 2016 Credit Agreement, partly offset by a loss on the extinguishment of debt as part of our January 2018 debt repricing.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $1.1 million in the third quarter of 2018 and $27.4 million in the nine months ended September 30, 2018 resulting from transactions denominated in foreign currencies and intercompany transactions. During the third quarter of 2018 and the nine months ended September 30, 2018, the U.S. dollar strengthened relative to numerous major foreign currencies in which we transact, including the Euro, British pound, Australian dollar and Brazilian real, though the rate of the U.S. dollar strengthening slowed in the third quarter of 2018. During the third quarter and the nine months ended September 30, 2017, the Company benefited from the U.S. dollar weakening relative to the Euro, British pound and Australian dollar.
Net unrealized gains on financial instruments increased $2.3 million for the third quarter of 2018 and $19.2 million for the nine months ended September 30, 2018 as compared to the same periods in the prior year. Late in the fourth quarter of 2017, the Company entered into two interest rate swap agreements with aggregate notional amounts of $500.0 million. The favorable impact of our swap agreements resulted from increases in the variable interest rates combined with a higher notional amount of interest rate swaps outstanding.
Our effective tax rate was 24.7 percent and 24.8 percent for the third quarter of 2018 and the nine months ended September 30, 2018 as compared to 35.4 percent and 35.5 percent in the same periods last year. The decline in our tax rate was primarily due to the 2017 Tax Act, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional amount of one-time income tax benefit of $60.6 million associated with the 2017 Tax Act. During the third quarter of 2018, the Company recorded an adjustment to the one-time income tax benefit attributable to the Company updating its estimate of foreign undistributed earnings, which was materially offset by an adjustment to certain deferred tax attributes as a result of further clarification provided by the IRS relative to IRC 162(m). The income tax benefit of $60.6 million may be impacted by future clarification and guidance, primarily related to state tax conformity to federal tax changes, however, we do not expect such changes to be material to our financial statements. As of September 30, 2018, we are still evaluating the effects of GILTI provisions as guidance and interpretations continue to emerge, however, we do not expect the impact to be material to our financial statements. We have not determined the accounting policy of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized in the fourth quarter. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate, and will update the impact and accounting policy as the analysis related to the GILTI provisions is completed in the fourth quarter.

Net income or loss from non-controlling interest relates to our 75 percent ownership stake in WEX Europe Services. Such amounts were not material to Company operations for both the third quarter and three and nine months ended September 30, 2018 and 2017.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, impairment charges, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interest and certain tax related items.
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

•
The Company considers certain acquisition-related costs, including certain financing costs, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In prior periods, the Company has adjusted for goodwill impairments, acquisition-related asset impairments and gains and losses on divestitures. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.

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

•
Restructuring and other costs are related to certain identified initiatives to further streamline the business, improve the Company’s efficiency, create synergies and to globalize the Company’s operations, all with an objective to improve scale and increase profitability going forward. This also includes other immaterial costs that the Company has incurred and are non-operational and non-recurring. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business.

•
Impairment charges represent non-cash asset write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry.

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

The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to shareholders	$57,322	$33,971	$145,253	$80,462
Unrealized (gains) losses on financial instruments	(2,157)	150	(18,371)	849
Net foreign currency remeasurement losses (gains)	1,094	(14,611)	27,438	(33,578)
Acquisition-related intangible amortization	33,439	38,510	103,596	114,603
Other acquisition and divestiture related items	1,536	1,006	2,792	3,380
Stock-based compensation	9,799	8,483	25,659	22,354
Restructuring and other costs	1,973	6,024	8,274	10,169
Impairment charges	2,424	—	2,424	16,175
Debt restructuring and debt issuance cost amortization	2,216	4,287	11,515	8,450
ANI adjustments attributable to non-controlling interest	(351)	(207)	(889)	(1,162)
Tax related items	(11,936)	(16,130)	(42,819)	(53,131)
Adjusted net income attributable to shareholders	$95,359	$61,483	$264,872	$168,571

Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with our revolving credit facility, term loans and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds and securitization facilities), will be adequate to fund our cash needs for at least the next 12 months.
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
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $61.8 million and $58.7 million as of September 30, 2018 and December 31, 2017, respectively. These earnings and profits are considered to be indefinitely reinvested. As discussed in Item 1 – Note 12, Income Taxes, the United States enacted the 2017 Tax Act in December 2017, which impacted foreign undistributed earnings and profits, among other things. The 2017 Tax Act imposes a one-time transition tax on foreign undistributed earnings and profits, which is included in our 2017 U.S. Income Tax Return. The Company intends to offset the transition tax with net operating loss carryforwards and accordingly does not expect this tax to result in additional cash tax payable.
Upon distribution of these earnings and profits in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, and to certain state income taxes, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
We fund a customer’s entire receivable as part of fleet and travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. As a consequence, cash flows from operations are significantly impacted by changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements. See discussion of cash flows provided by (used for) operating and financing activities below for more information.
The table below summarizes our cash activities:

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows provided by (used for) operating activities	$183,133	$(44,546)
Cash flows used for investing activities	$(57,479)	$(56,005)
Cash flows (used for) provided by financing activities	$(80,958)	$177,109
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2018 increased $227.7 million as compared to the same period in the prior year, resulting from higher relative net income adjusted for non-cash charges, an increase in accounts payable due to higher volumes and a return of collateral as a result of contract renegotiations. These factors were partly offset by an increase in accounts receivable due to higher fuel prices and volumes as compared to the same period last year.
Investing Activities
Cash used for investing activities for the nine months ended September 30, 2018 was generally consistent with cash used for investing activities for the same period in the prior year. For the nine months ended September 30, 2018, cash used for investing activities consisted of $53.4 million of capital additions primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers.

Financing Activities
Cash used for financing activities for the nine months ended September 30, 2018 increased $258.1 million as compared to the same period in the prior year, primarily due to net repayments under our 2016 Credit Agreement, partly offset by $178.0 million of borrowings as a result of the debt repricings in January 2018 and August 2018.
Securitization Facilities
The Company is a party to three securitized debt agreements. Under two of these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company. Under the third agreement, the Company sells certain unsecured salary advance receivables to an investment fund managed by an unrelated third-party financial institution at a discount relative to the face value of the transferred receivables. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. See Part I – Item 1 – Note 9, Financing and Other Debt and Note 10, Off–Balance Sheet Arrangements, for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging from three months to five years, with interest rates ranging from 1.30 percent to 3.45 percent and from 1.00 percent to 2.15 percent as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, we had approximately $917.7 million and $937.7 million of certificates of deposit outstanding, respectively.
As of September 30, 2018, we had approximately $238.4 million of interest-bearing brokered money market deposits with a weighted average interest rate of 2.24 percent, compared to $285.9 million of interest-bearing brokered money market deposits at December 31, 2017, with a weighted average interest rate of 1.49 percent.
WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of September 30, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing brokered money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At September 30, 2018, there was no outstanding balance for ICS purchases.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $108.8 million and $70.2 million of these deposits on hand at September 30, 2018 and December 31, 2017, respectively.
WEX Bank also borrows from lines of credit on a federal funds rate basis to supplement the financing of our accounts receivable. Our federal funds lines of credit were $310.0 million as of September 30, 2018. There were no outstanding borrowings as of both September 30, 2018 and December 31, 2017.
2016 Credit Agreement
The 2016 Credit Agreement provides for secured tranche A and tranche B term loan facilities in original principal amounts equal to $455.0 million and $1.3 billion respectively, and a $720.0 million secured revolving credit facility, with a sublimit for letters of credit and swingline loans. The amounts due under the 2016 Credit Agreement mature in July 2023, subject to certain adjustments. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $5.4 million and $3.4 million for tranche A and tranche B term loan facilities, respectively. On January 17, 2018, the Company repriced the secured tranche B term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both Eurocurrency Rate (as defined in the 2016 Credit Agreement) borrowings and base rate borrowings, and increased the outstanding amounts on these tranche B term loans from $1,182.0 million to $1,335.0 million. Following the January repricing, the applicable interest rate margin for the tranche B term loans was set at 2.25% for Eurocurrency borrowings and 1.25% for base rate borrowings. On August 24, 2018, the Company repriced the revolving credit loans and secured tranche A term loans under the 2016 Credit Agreement. The repricing reduced the applicable interest rate margin at current levels for the Company’s revolving credit loans by 25 basis points for both LIBOR borrowings and base rate borrowings, increased the amount available under the revolving credit facility from $570.0 million to $720.0 million and provided for an additional tranche A term loan in the amount of $25 million. Following the repricing, the applicable interest rate margin for the revolving credit loans and tranche A term loans was set at 2.00% for LIBOR borrowings and 1.00% for base rate borrowings.

Our credit agreements contain various financial covenants requiring us to maintain certain financial ratios. The August 2018 repricing modified certain financial covenants, including extending by 1 year (from December 31, 2018 to December 31, 2019) the date on which the consolidated leverage ratio test reduces from 5.00:1.00 to 4.50:1.00, extending by 2 years (from December 31, 2019 to December 31, 2021) the date on which the consolidated leverage ratio test reduces to 4.00:1.00, and adding an interim consolidated leverage ratio test of 4.25:1.00 for a one year period from December 31, 2020 through September 30, 2021. In addition to the financial covenants, the credit agreements contain various customary restrictive covenants including restrictions in certain situations on the payment of dividends. We were in compliance with all material covenants and restrictions at September 30, 2018. WEX Bank is not subject to certain of these restrictions.
As of September 30, 2018, we had no borrowings against our $720.0 million revolving credit facility. After considering outstanding letters of credit, our borrowing capacity under this revolving credit facility was $666.3 million as of September 30, 2018. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility totaled $1.8 billion at September 30, 2018. As of September 30, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.3 percent.
See Part I – Item 1 – Note 9, Financing and Other Debt in the report and Part I – Item 1 – Note 13, Financing Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2017 for further information regarding the 2016 Credit Agreement.
WEX Latin America Debt
WEX Latin America had debt of approximately $7.8 million and $9.7 million as of September 30, 2018 and December 31, 2017, respectively. This is composed of credit facilities held in Brazil and loan arrangements related to our accounts receivable. The average interest rate was 16.9 percent and 21.2 percent as of September 30, 2018 and December 31, 2017, respectively. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets for the periods presented.
Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The balance of the debt was approximately $141.0 million and $185.0 million at September 30, 2018 and December 31, 2017, respectively. The commitment will mature in amounts of $75.4 million and $50.0 million on December 31, 2018 and August 31, 2020, respectively, with the remaining $15.6 million maturing on demand.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services uses a substantially non-recourse factoring arrangement to sell receivables to a third-party financial institution to manage its working capital and cash flows. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institutions’ willingness to purchase such receivables. As such, this factoring arrangement can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity. See Part I – Item 1 – Note 10, Off–Balance Sheet Arrangement, to the unaudited condensed consolidated financial statements of this Form 10–Q for further information.
WEX Bank Accounts Receivable Factoring
In August 2018, WEX Bank entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our unaudited condensed consolidated balance sheets.

During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. Additionally, the Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables.
Other Liquidity Matters
At September 30, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. We maintain five interest rate swap contracts that mature between December 2018 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.3 billion of our variable rate borrowings at between 0.896% and 2.212%. See Part I – Item 1 – Note 7, Derivative Instruments, and Note 11, Fair Value, for further information.
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of September 30, 2018. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
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
As of September 30, 2018, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 17, Supplementary Regulatory Capital Disclosure, for further information.
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
Off–Balance Sheet Arrangements
Although off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements serve a variety of business purposes, and may potentially impact our liquidity, capital resources and results of operations. However, the Company is not dependent on them to maintain its liquidity and capital resources. The Company is not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of September 30, 2018, we had posted letters of credit totaling approximately $53.7 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
During October 2018, the Company entered into a definitive agreement to acquire Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for approximately $310 million. The transaction is expected to close in the first half of 2019 following customary regulatory approvals and customary closing conditions.

During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable portfolio. As part of this agreement, we paid approximately $200 million, which includes a $160 million premium in excess of the receivables’ estimated carrying value.
On January 17, 2018, the Company repriced the secured tranche B term loans under the 2016 Credit Agreement, which reduced the applicable interest rate margin for the Company’s tranche B term loan facility by 50 basis points for both Eurocurrency Rate (as defined in the 2016 Credit Agreement) borrowings and base rate borrowings, and increased the outstanding amounts on these tranche B term loans from $1.2 billion to $1.3 billion.
On August 24, 2018, the Company repriced the revolving credit loans and secured tranche A term loans under the 2016 Credit Agreement. The repricing reduced the applicable interest rate margin at current levels for the Company’s revolving credit loans by 25 basis points for both LIBOR borrowings and base rate borrowings, increased the amount available under the revolving credit facility from $570.0 million to $720.0 million and provided for an additional tranche A term loan in the amount of $25.0 million. In addition, the repricing extended the maturity date for the revolving credit facility and tranche A term loan to July 1, 2023, modified the leverage ratios for determining the applicable interest rate on the tranche A term loans and revolving credit loans and modified certain financial covenants, including modifying the definition of specified acquisition to allow the Company to designate, one time, an acquisition involving the payment of consideration in excess of $300 million. All other contractual obligations are consistent with those disclosed in our Annual Report on Form 10–K for the year ended December 31, 2017.
Critical Accounting Policies and Estimates
As of January 1, 2018, we adopted the new revenue recognition standard using the modified retrospective approach. There were three primary impacts on the Company of adopting Topic 606.

•
Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing on our unaudited condensed consolidated statements of income. This change increased both reported revenues and expenses for the three and nine months ended September 30, 2018 by approximately $13.8 million and $44.9 million, respectively.

•
Network fees paid to third party payment processing networks by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our unaudited condensed consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by approximately $3.4 million and $13.5 million, respectively, for the three and nine months ended September 30, 2018.

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
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial Statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2018, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2017.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2018. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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
We did not purchase any shares of our common stock during the quarter ended September 30, 2018. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of September 30, 2018.

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
Fourth Amendment to Credit Agreement, dated as of August 24, 2018, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto, the Incremental Term A-3 Lenders (as defined therein), the Incremental Revolving Lenders (as defined therein), and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2018)

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

WEX INC.

November 8, 2018	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)