Form 10-K
period 2018-12-31
WEX Inc.
filed 2019-03-18
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                          to                                                         .
Commission file number 001–32426

WEX INC.
(Exact name of registrant as specified in its charter)

Delaware	01–0526993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hancock Street Portland, Maine	04101
(Address of principal executive offices)	(Zip Code)
(207) 773-8171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
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
    ☑  Yes            ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
    ☑  Yes             ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.                                                                                                                                                                                                                                    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,124,602,298 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 43,135,385 shares of the registrant’s common stock outstanding as of March 12, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III. With the exception of the sections of the 2019 Proxy Statement specifically incorporated herein by reference, the 2019 Proxy Statement is not deemed to be filed as part of the 10–K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10–K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals, and the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the ability to successfully integrate the Company’s acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company’s credit standards;

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

•
the impact of the material weaknesses disclosed in Item 9A of the Company's annual report on Form 10-K for the year ended December 31, 2018 and the effects of the Company's investigation and remediation efforts in connection with certain immaterial errors in the financial statements of our Brazilian subsidiary;

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

2013 Credit Agreement
Amended and restated credit agreement entered into on January 18, 2013 by and among the Company and certain of our subsidiaries, as borrowers, and WEX Card Holdings Australia Pty Ltd., as specified designated borrower, with a lending syndicate.

2014 Credit Agreement
Second amended and restated credit agreement entered into on August 22, 2014, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of consenting lenders.

2016 Credit Agreement
Credit agreement entered into on July 1, 2016 by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders.

2017 Tax Act	2017 Tax Cuts and Jobs Act
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related ticking fees, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, impairment charges and asset write-offs, gain on divestiture, a one-time vendor settlement, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, adjustments attributed to our non-controlling interest and certain tax related items.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASC	Accounting Standards Codification
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments–Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–09	Accounting Standards Update No. 2016–09 Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2016–18	Accounting Standards Update No. 2016–18 Statement of Cash Flows (Topic 230): Restricted Cash
ASU 2017–04	Accounting Standards Update 2017–04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
ASU 2017–07	Accounting Standards Update 2017–07 Compensation–Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
ASU 2018–15
Accounting Standards Update No. 2018–15 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a special purpose entity consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Benaissance	Benaissance, a provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015.
CDH	Consumer-directed healthcare
Company	WEX Inc. and all entities included in the consolidated financial statements
CFPB	Consumer Financial Protection Bureau
Discovery Benefits	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

European Fleet business	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
GAAP	Generally Accepted Accounting Principles in the United States

GILTI	Global Intangible Low Taxed Income
HRA	Health Reimbursement Arrangements
HSA	Health Savings Accounts
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
NOL	Net operating loss
Notes	$400 million senior notes with a 4.75% fixed rate, issued on January 30, 2013
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Over-the-road	Typically heavy trucks traveling long distances
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the acquisition related intangible amortization, impairment charges and asset write-offs, the expense associated with stock-based compensation, restructuring and other costs, debt restructuring costs, gain on divestitures, a vendor settlement and unallocated corporate expenses.

Ticking fees	A fee incurred by a borrower to compensate the lender for maintaining a commitment of funds for the prospective borrower for a period of time
Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company’s Brazilian subsidiary, which has been subsequently branded WEX Latin America
Utah DFI	Utah Department of Financial Institutions
VCN	Virtual card number
VPN	Virtual private network
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1 and Benaissance, collectively
PART I
ITEM 1. BUSINESS
Our Company
WEX Inc. is a global leader in payment solutions, which began operations in 1983 as a Maine corporation where we continue to be headquartered. Over the past 35 years, we have simplified the complexities of payment systems across continents and industries. We incorporated in Delaware on February 16, 2005 (NYSE:WEX).
We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions, which are described in more detail below. The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and WEX Health. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, UNIK and a controlling interest in WEX Europe Services Limited and its subsidiaries.
WEX Bank, a Utah industrial bank incorporated in 1998, is a FDIC insured depository institution. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the majority of operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs in the U.S. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are Utah DFI and the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments.
Developments
Our growth in the past several years has been primarily organic, supplemented by acquisitions in each of our three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Our acquisitions over the last five years include:

•
On January 16, 2019, the Company entered into a definitive agreement to acquire Discovery Benefits, an employee benefits administrator, for total cash consideration of approximately $425 million, including $50 million which will be deferred until January of 2020. State Bankshares, Inc., the seller of Discovery Benefits, will also retain a 4.9% equity interest in the entity resulting from the combination of WEX Health and Discovery Benefits. This acquisition will provide our partners and customers with a more comprehensive suite of products and services and opens go-to-market channels to include consulting firms and brokers. The Company closed this transaction on March 5, 2019.

•
On October 26, 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing customer portfolio for $223.4 million, including $54.6 million for the carrying value of trade accounts receivable. Conversion of the acquired portfolio onto the Company’s payment processing platform started in the first quarter of 2019.

•
On October 22, 2018, the Company entered into a definitive agreement to acquire Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for approximately $310 million. This acquisition will expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions. The Company closed on this transaction on January 24, 2019.

•
On October 18, 2017, we acquired certain assets and assumed certain liabilities of AOC, a provider of commercial payments technology, in order to broaden our capabilities, increase our pool of employees with payments platform experience and allow us to evolve with the needs of our customers and partners through the use of AOC’s payments processing technology platforms.

•
On July 1, 2016, we acquired EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets, in order to expand our customer footprint and utilize EFS’s technology to better serve the needs of our fleet customers.

•
On November 18, 2015, our wholly-owned subsidiary Evolution1 acquired Benaissance, a provider of integrated SaaS technologies and services for COBRA and healthcare premium billing, payment and workflow management, to complement our healthcare payments products and services.

•	On August 31, 2015, we acquired the remaining 49 percent ownership in UNIK, a majority-owned subsidiary prior to this transaction.

•
On December 1, 2014, our majority owned subsidiary, WEX Europe Services Limited, acquired the assets of ExxonMobil’s European commercial fuel card program, which includes operations, funding, pricing, sales and marketing in nine countries in Europe.

•	On July 16, 2014, we acquired Evolution1, a provider of financial technology platform solutions within the healthcare industry.
Competition
We have a strong competitive position in each of our segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in all of our segments. Our competitors vie with us for prospective direct fleet customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and charge cards currently compete primarily with our Fleet Solutions and Travel and Corporate Solutions segments. We also compete with other healthcare payment service providers.
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

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This provides high-level purchase controls at the point-of-sale, including the flexibility of allowing fleets to restrict purchases and receive automated alerts. Additionally, we have the ability to refine the information reporting provided to our fleet customers and customers of our strategic relationships.

•
We offer a differentiated set of products and services, including security and purchase controls, to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets. We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated web-based data analytics tools.

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with more than 12.4 million vehicles serviced as of December 31, 2018 and co-branded strategic relationships with five of the largest U.S. fleet management providers and with dozens of oil companies that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 97 percent (based on the 2018 rate of voluntary customer attrition).

•
Our capabilities in the over-the-road segment of the market enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale. The July 2016 acquisition of EFS expanded our customer footprint within the over-the-road market segment.

•
Our purchase of ExxonMobil’s commercial fuel card program, which uses a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future European Fleet business, provides us with a strong foundation in the large European fleet market.

•
Our travel and corporate payment products offer corporate customers enhanced security and control for complex payment needs, while the addition of the EFS Corporate Payment Solutions set of products expands our presence into the electronic accounts payable segment of the market. Our strategic relationships include four of the largest online travel agencies in the world. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, Europe, South America and Asia-Pacific. As of December 31, 2018, we settle transactions in over 20 different currencies.

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

Strategy
The Company’s performance during the year ended December 31, 2018, was shaped by the following previously established strategic priorities:

•
Drive continued growth.  We seek to capture organic growth opportunities across our segments through our product excellence, marketing capabilities, sales force productivity, and revenue management practices. Our acquisition strategy will complement our organic growth by enhancing scale and adding differentiation to our current offerings.

During 2018, we continued to experience strong organic revenue growth. Additionally, during October 2018, the Company entered into a definitive agreement to acquire Noventis, which we expect will expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions. The Company also entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio during October 2018 in connection with a 2016 agreement with Chevron to issue and operate branded commercial fleet cards.

•
Lead through superior technology.  We have built and differentiate ourselves in the marketplace on a distinctive set of technologies across our segments. As our markets continue to evolve, our ability to quickly and cost effectively innovate and deliver superior technological solutions continue to set us apart from our peers.

During 2018, we adopted a cloud first development process and began migrating our fleet technology platform to a secure private cloud. In addition, we have begun migrating our U.S. travel operations onto an internal cloud-based virtual card platform that we acquired as part of the AOC acquisition.
We expect that these moves to the cloud will allow us to improve performance and stability, increase the pace of product development and eventually deliver cost savings.

•
Set standard for operational excellence.  We stand apart in our segments by reliably delivering the best solutions to our partners and customers. We are continually optimizing our cost structure and capturing new revenue synergies across our lines of business. Gains in operational efficiency simplify our business, making us more nimble to capture market opportunities as they arise.

•
Leveraging our culture to attract and retain the best employees. The Company was certified as a Great Place to Work® in the U.S. in both 2018 and 2017 by Great Place to Work®. During 2018, the Company launched the WEX Compassion Fund, which will support WEX employees with grants designed to alleviate financial stress from qualified, personal disasters. The fund will be administered by the WEX Cares Foundation, Inc., a separate non-profit entity that was established for this purpose.

FLEET SOLUTIONS SEGMENT
Overview
Our Fleet Solutions segment is a leader in fleet vehicle payment processing services specifically designed for the needs of small business, large fleets, government fleets and over-the-road carriers. As of December 31, 2018, over 12.4 million vehicles use our payment solutions for fleet management.
Products and Services
Payment processing transactions are the primary revenue source in Fleet Solutions and are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. In a domestic payment processing transaction, we extend short-term credit to the fleet cardholder and pay the merchant on average within ten days for the purchase price, less the fees we retain and record as revenue. Revenue from our WEX Europe Services operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. In both types of transactions, we collect the total purchase price from the fleet customer, normally within 30 days from the billing date. In 2018, we processed approximately 459 million payment processing transactions, compared to 430 million payment processing transactions in 2017.
The following illustration depicts our business process for a typical closed-loop domestic fuel payment processing transaction and a breakdown of the related Fleet Solutions revenue streams:
At the point-of-sale, we identify an array of information including the amount of the expenditure, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider and the items purchased. We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information through our website including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.
In the over-the-road space, we offer customizable payment solutions including real-time interactive interfaces delivering data integrity through a seamless user interface, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization and fuel reconciliation and mobile optimization tools.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue, finance fee revenue and other revenue through the following products and services:

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

Marketing Channels
We market our fleet products and services both directly and indirectly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. As of December 31, 2018, our direct line of business serviced 4.4 million vehicles. As of the same period, our over-the-road line of business serviced 1.1 million vehicles, marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One brands.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. As of December 31, 2018, our co-branded marketing channel serviced 2.4 million vehicles.
Our private label programs market our products and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2018, our private label marketing channel serviced 4.5 million vehicles.
TRAVEL AND CORPORATE SOLUTIONS SEGMENT
Overview
Our Travel and Corporate Solutions segment provides innovative corporate purchasing and payment capabilities that can be integrated with our customers’ internal systems to streamline their corporate payments, accounts payable and reconciliation processes.
Products and Services
The Travel and Corporate Solutions segment allows businesses to centralize purchasing, simplify complex supply chain processes and eliminate the paper check writing associated with traditional purchase order programs. Our product suite includes electronic payments and corporate cards offered across travel, insurance & warranty and other industries.
Our electronic payments product includes virtual payments and integrated payables. Our virtual payments program is used for transactions where no physical card is presented, including transactions conducted over the telephone, by mail, by fax or on the Internet or for transactions that require pre-authorization, such as hotel reservations. Under our virtual payments program, each transaction is assigned a unique account number with a customized credit limit and expiration date. These controls are in place to limit fraud and unauthorized spending. The unique account number limits purchase amounts and tracks, settles and reconciles purchases more easily, creating efficiencies and cost savings for our customers. Our electronic accounts payable solution is a cloud-based web platform that manages and optimizes all accounts payable disbursements, regardless of type. Automated clearing house, virtual cards, electronic funds transfer and check payments are streamlined and automated through our centralized application.

We offer a variety of corporate cards, designed to combine all of a customer’s purchasing needs into a single integrated card, streamline the procure-to-pay process with a single card and control travel and entertainment spending and provide employees with greater flexibility.
Additionally, WEX Prepaid Card Australia offers prepaid and gift card products, which provide secure payment and financial management solutions with single card options, access to open or closed loop redemption, load limits and variable expirations.
The following illustration depicts our business process for a typical travel virtual card product transaction:
 1  Guest books a hotel through a travel website owned by an online travel company
 2  Online travel company reserves room at hotel through reservation system using a WEX VCN to reserve the room
 3  Upon checkout, hotel authorizes payment using the WEX VPN
 4  The WEX virtual card restricts charge to predetermined cost of room, incidental expenses are paid for by guest
 5  Online travel company pays WEX. WEX earns fee by retaining percentage of the online travel company reimbursement payment
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
Products and Services
With our healthcare payment products, we provide consumer-directed payments in the complex healthcare market. We partner with employers, health plans, third-party administrators, financial institutions, payroll companies and the public sector to provide a SaaS product to support healthcare benefit programs and administer COBRA, flexible spending, health saving and reimbursement accounts, and other healthcare related employee and dependent benefits.
We currently have relationships with approximately 343,000 employers, reaching 28 million consumers. Revenue is generated primarily from SaaS based monthly fees to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
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
The following illustration depicts our business process and parties involved in our health care benefits solution:

PARTNERS/DISTRIBUTERS
SAAS Fees
BPO Fees
Pro Services Fees
FUNDERS:
Customers
Employers
(Portals)
Consumers
(Portal, Mobile Communications)
Government Programs
wex
PAYEES:
Providers, Carriers
Interchange Revenue
Deposits Revenue
SOLUTION PARTNERS

Employers and Consumers are the funders providing payments to Partners.

Money is made on interchange and deposit revenue.

BPO: Business Process Outsourcing
Marketing Channels
We market our Health and Employee Benefit Solutions products and services to consumers through an extensive partner network, which includes health plans, third-party administrators, financial institutions, payroll companies and software providers. Our employee benefit products are marketed to consumers through employers in Brazil.
OTHER ITEMS
Employees
As of December 31, 2018, WEX Inc. and its subsidiaries had more than 3,700 employees, of which approximately 3,000 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils. In Brazil, certain employees are members of unions. The Company believes that its relations with its employees, unions and work councils are generally satisfactory.
Technology
We believe that investment in technology is crucial in maintaining and enhancing our competitive position in the marketplace. Our data center network and infrastructure is supported by secure data centers with redundant locations. We have data centers in various locations in the United States including South Portland, Maine and Aurora, Colorado. We also have data centers and infrastructure located in various locations throughout Europe, Australia, New Zealand and Brazil.
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

Our secure networks are designed to isolate our databases from unauthorized access. We use security protocols among all applications, and our employees access critical components on a need-to-know basis. As of December 31, 2018, we have not experienced any material incidents in network, application or data security. We are continually improving our technology to enhance customer relationships and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our infrastructure.
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
Seasonality
Our businesses are affected by seasonal variations. For example, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our Health and Employee Benefit Solutions segment as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year and until employees meet their deductibles.
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. Despite these efforts, unauthorized parties may attempt to access or use our proprietary information and technology, and third parties may develop similar and/or competing technology independently. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX brand name globally, as well as other brand names such as Fleet One, EFS and WEX Health Cloud in the U.S., and Motorpass in Australia.
Regulation - United States
The Company and its affiliates are subject to certain state and federal laws and regulations, which govern insured depository institutions and their affiliates as well as our operations in the healthcare market. WEX Bank is subject to supervision and examination by both the Utah DFI and the FDIC. The Company and its affiliates are subject to certain limitations on transactions with affiliates set forth in the FRA. The Company is subject to anti-tying provisions in the Bank Holding Company Act. State and Federal laws and regulations limit the loans WEX Bank may make to one borrower and the types of investments WEX Bank may make.
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
On January 25, 2018, the CFPB released final amendments to its October 5, 2016 final rule amending Regulations E and Z to create comprehensive consumer protections for prepaid financial products. Among other things, the rule establishes requirements for the treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The rule becomes effective on April 1, 2019.
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
Other Financial Regulatory Requirements
WEX Bank must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, identifying new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has proposed and, in some cases, issued a number of implementing regulations which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. For instance, in August 2018, new due diligence requirements established by the Financial Crimes Enforcement Network became effective, requiring financial institutions to adopt enhanced anti-money laundering procedures for purposes of determining the control and ownership stakes of business customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
The U.S. federal government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the OFAC, take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Under the Financial Services Modernization Act of 1999, also referred to as the “Gramm-Leach-Bliley Act” (or “GLBA”), the Company and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. However, this requirement does not generally apply to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. The GLBA also requires the Company and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms their information sharing practices. If the Company and WEX Bank intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, they must provide customers with a notice and a reasonable period of time for each consumer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases these state measures are preempted by federal law, but if not, the Company and WEX Bank must monitor and comply with such laws in the conduct of its business.
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
Healthcare Regulation
The federal and state governments in the U.S. continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our health-related business. The plans that our partners administer feature consumer accounts that pay for out-of-pocket expenses incurred by employees and qualified dependents. These accounts include CDH accounts such as HSAs, FSAs and HRAs, as well as wellness incentives, commuter benefits, and other account-based arrangements. Most of these accounts are tax-advantaged under the appropriate law.
Employers are continuing to use CDH approaches to manage the rate of increase in healthcare expenditures and to enable employees to make decisions about the use of their healthcare savings. CDH programs provide consumers with visibility of and control over payment for healthcare expenses.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Affordable Care Act, and regulations promulgated by the Internal Revenue Service, the Department of Health and Human Services, the Department of Labor, and the Consumer Financial Protection Bureau, and similar state laws. As such, changes in the status of tax-advantaged CDH accounts could affect the attractiveness of these products.

In addition to tax-related regulation, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as “Health Care Reform”) mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, some issues remain uncertain. The 2017 Tax Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for individuals who decline to obtain Health Care Reform-compliant healthcare coverage. The current U.S. Administration has signaled its desire to significantly modify or completely repeal Health Care Reform and the associated implementing regulations. It is unclear what, if any, additional legislative or regulatory actions may be taken in this regard. Accordingly, there may be an extended period of uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.
In connection with the processing of data, we frequently undertake or are subject to specific compliance obligations under privacy and data security-related laws, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, GLBA, and similar state and federal laws governing the collection, use, protection and disclosure of nonpublic personally identifiable information, including individually identifiable health information.
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
Asia-Pacific
Australia
The Company’s Australian operations are subject to laws and regulations of the Commonwealth of Australia governing banking and payment systems, financial services, credit products and money laundering. Because none of WEX Australia, WEX Fuel Cards Australia or WEX Prepaid Cards Australia holds an Australian Financial Services License or credit license or is an authorized deposit-taking institution, they operate within a framework of regulatory relief and exemptions afforded them on the basis that they satisfy the requisite conditions. The Company’s Australian operations are also subject to the Privacy Act (1988) and the Australian Privacy Principles.
Asia, including Singapore
The Company’s operations in Asia are subject to the operation of the laws and regulation of the countries in which we operate, including laws with regards to banking and payment systems, financial services, money laundering and data protection.
Europe
The Company’s European operations are subject to laws and regulations of the European Union and the countries in which we operate including, among others, those governing payment services, data protection, including General Data Protection Regulation (commonly referred to as “GDPR”), and information security, consumer credit and anti-money laundering.

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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 – Note 23, Segment Information, of our consolidated financial statements included elsewhere in this Annual Report on Form 10–K.
For a description of the risks related to our foreign operations, see the information in Item 1A, Risk Factors under the heading “We are exposed to risks associated with operations outside of the United States, which could harm both our U.S. and international operations.”
Available Information
The Company’s principal executive offices are located at 1 Hancock St, Portland, ME 04101. Our telephone number is (207) 773-8171, and our Internet address is www.wexinc.com. The Company’s annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, may be obtained free of charge from our website. These documents are posted to our website as soon as reasonably practicable after we have filed or furnished these documents with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company’s Audit Committee Charter, Compensation Committee Charter, Finance Committee Charter, Corporate Governance Committee Charter, Technology Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics are available without charge through the “Corporate Governance” portion of the Investor Relations page of the Company’s website. Copies will also be provided, free of charge, to any stockholder upon written request to Investor Relations at the address above or by telephone at (866) 230-1633.
The Company’s Internet site and the information contained on it are not incorporated into this Form 10–K and should not be considered part of this report.

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
Our customers in our Fleet Solutions segment primarily purchase fuel. Accordingly, a significant part of our revenue is dependent on fuel prices, which are prone to volatility. As of December 31, 2018, management estimates that approximately 25 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2019, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $1.2 million decline in 2019 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. We are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. If fuel prices decline, this will negatively impact our revenue and income.
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
Revenue from our European Fleet business is primarily derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. Accordingly, we generate less revenue, which could adversely affect our operating results.

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
We are subject to credit risk posed by our customers, many of which are small-to mid-sized businesses. Because we often fund a customer’s entire receivable while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by the customer’s failure to pay. We use various formulas and models to screen potential customers and establish appropriate credit limits, but these formulas and models cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our customers who default on payments owed to us tends to increase. If we fail to adequately manage our credit risks, our provision for credit losses on the income statement could be significantly higher.

We may incur substantial losses due to fraudulent use of our payment cards, payment systems or vouchers.

Under certain circumstances, we may bear the risk of substantial losses due to fraudulent use of our payment cards or payment systems. We are also subject to risk from fraudulent acts of employees or contractors. Although we maintain insurance for certain types of losses, the coverage may be insufficient or limited and may not fully protect against those losses. Additionally, criminals use sophisticated illegal activities to target us, including “skimming”, counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, some or all of the following:

•	increased overall level of fraud;

•	direct financial losses as a result of fraudulent activity;

•	reputational harm;

•	decreased desirability of our services;

•	greater regulation;

•	increased compliance costs;

•	imposition of regulatory sanctions; or

•	significant monetary fines.

All of the above could have a material adverse effect on our operations, business success, financial condition and results of operations. Our provision for credit losses, inclusive of fraud losses, was $66.5 million in 2018 compared to $64.2 million in 2017.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include, but are not limited to, the Australian dollar, the Canadian dollar, the Euro, British Pound sterling, New Zealand dollar and Brazilian Real. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of income. In addition, gains and losses associated with the Company’s foreign currency exchange derivatives are recorded on the consolidated statements of income.
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
Our 2016 Credit Agreement, as amended through December 31, 2018, provides for a tranche A term loan facility in the original principal amount of $480 million, a tranche B term loan facility in the original principal amount equal to $1,335 million and a $720 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans. On January 18, 2019, we entered into a fifth amendment to our 2016 Credit Agreement that increased the principal amount of the tranche A term loan facility by $300 million and provides for delayed draw revolving credit commitments in the amount of $25 million and term A loan commitments in the amount of $275 million to finance in part the Discovery Benefits acquisition, subject to satisfaction of customary funding conditions. The tranche A term loans and tranche B term loans mature, and the revolving credit facility terminates and is repayable, on July 1, 2023, except that the tranche A term loans and the revolving credit facility are subject to earlier maturity if, on or before April 2023 and August 2022, respectively, the tranche B term loan facility and the Notes (defined below) are not repaid, refinanced or the maturity dates thereof extended to October 2023 or later. In addition to the 2016 Credit Agreement, our indebtedness consists of our 4.750 percent senior notes in the principal amount of $400 million due 2023 (the “Notes”), deposits issued by WEX Bank and other liabilities outstanding. Our indebtedness could, among other things:

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

In addition, under the 2016 Credit Agreement as amended, unless otherwise agreed by the requisite lenders under the revolving and term A credit facilities, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge ratio, measured quarterly, of no less than 3.00 to 1.00; and a consolidated funded indebtedness (excluding up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and excluding the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions) to consolidated EBITDA ratio, measured quarterly, of no more than 5.00 to 1.00 at December 31, 2018, decreasing to 4.50 to 1.00 at December 31, 2019, further decreasing to 4.25 to 1.0 at December 31, 2020 and further decreasing to 4.0 to 1.0 at December 31, 2021 and thereafter. In addition, in the event of an acquisition meeting certain specified criteria, the consolidated leverage ratio shall be permanently increased one time, applicable to each measurement date after such election, by 0.50:1.00. In connection with the Noventis acquisition which closed on January 24, 2019, we elected to designate the Noventis acquisition as a specified acquisition and thereby the consolidated leverage ratio has been effectively increased by 0.50:1.00 for all measurement dates after such election. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and would jeopardize our ability to continue our current operations. The Notes also contain customary negative and affirmative covenants and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Notes and to exercise their rights and remedies under the Notes, and could also trigger a default under the 2016 Credit Agreement.
Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.
Subject to restrictions in our 2016 Credit Agreement and the Notes, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, including compliance with the covenants in our 2016 Credit Agreement, we have the ability to borrow additional funds under our 2016 Credit Agreement. On January 18, 2019 we entered into a fifth amendment to our 2016 Credit Agreement that increased the principal amount of the tranche A term loan facility by $300 million and provided for delayed draw revolving credit commitments in the amount of $25 million and term loan A loan commitments in the amount of $275 million to finance in part the Discovery Benefits acquisition, subject to satisfaction of customary funding conditions. On March 5, 2019, the Company fully drew down these commitments, consisting of $250.0 million in tranche A term loans and an incremental $50.0 million of revolving credit in order to fund the acquisition of Discovery Benefits. If we pursue additional acquisitions, we could incur further debt or further amend the terms of our existing 2016 Credit Agreement.
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
Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our senior secured revolving credit facility under the 2016 Credit Agreement expires in July 2023 (subject to earlier maturity of the revolving and term A credit facilities to August 2022 or April 2023, respectively, if the Notes and tranche B term loans are not repaid or the maturity extended) when the outstanding balance of the revolving credit facility and the tranche A term loan will be due, and the tranche B term loan. The Notes will be due in February 2023, but if not refinanced by August 2022, our revolving credit facility and term A facility will have an earlier maturity as described above. Any limitation on the availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions which could adversely impact us.
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
We have substantial indebtedness, and may incur additional indebtedness, which could lead to increased interest expense and could increase the amount of cash flows required to fund interest expense associated with our indebtedness. In addition, certain obligations under the 2016 Credit Agreement bear interest at variable interest rates. As of December 31, 2018, we maintained four forward-fixed interest rate swap agreements which are intended to fix the future interest payments associated with $950 million of our variable-rate borrowings. On March 12, 2019, we entered into an additional $450 million in forward-fixed rate swaps. These swap agreements expire at various points prior to the maturity of the 2016 Credit Agreement. Despite these derivative contracts, interest rate increases still could result in larger debt service requirements. Such an increase in our debt service obligations would adversely affect our cash flows. We cannot assure you that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2016 Credit Agreement or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
The debt service obligations under our 2016 Credit Agreement could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. As part of our continuing strategy, we also regularly evaluate potential acquisitions that could cause us to incur additional debt. If we do not achieve the expected benefits and cost savings from any such acquisitions, or if the financial performance of the combined companies do not meet expectations, then our ability to service our indebtedness may be adversely impacted.
In an environment of increasing interest rates, interest expense on the variable rate portion of our borrowings would increase and we may not be able to replace our maturing debt with new debt that carries the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit and interest-bearing money-market deposits, to finance payments to major oil companies. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and money market deposits mature and are replaced. At December 31, 2018, WEX Bank had outstanding $505.6 million in certificates of deposit maturing within one year, $345.2 million in certificates of deposit maturing between one and five years, and $283.8 million in interest-bearing money market deposits, for an aggregate exposure of $1,134.6 million in brokered deposits at WEX Bank.
Additionally, under our 2016 Credit Agreement and Notes, we had $2,145.1 million of indebtedness outstanding at December 31, 2018, of which approximately 34% was at variable interest rates. An increase in interest rates would increase the cost of borrowing under our 2016 Credit Agreement.
Our 2016 Credit Agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest due pursuant to such loans may be calculated using LIBOR (subject to a stated minimum value). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate and our hedging arrangements may not perform as expected. Further, we may need to renegotiate our 2016 Credit Agreement and the variable rate loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.
The Dodd-Frank Act may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. The Dodd-Frank Act, among other things, when fully implemented, will result in substantial changes in the regulation of derivatives and capital market activities. The impact of the Dodd-Frank Act is difficult to assess because many provisions are being phased in over time and because the current Presidential administration has indicated it may make or propose changes to provisions of the Dodd-Frank Act. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The rules, if enacted in their proposed form, may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes include clearing and execution methodology of our derivatives transactions. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions. Additionally, we are required to pay to the lenders under the 2016 Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the 2016 Credit Agreement.
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
Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 13 percent of our total revenues in 2018. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of these relationships ceases to exist. Likewise, we have agreements with the major oil companies, fuel retailers and truck stop merchants whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.
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

•
interpretation and application of local laws and regulations including, among others, those impacting anti-money laundering, bribery, financial transaction reporting, privacy and positive balance or prepaid cards;

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences due to, but not limited to, the repatriation of cash and negative consequences from changes in or interpretations of tax laws

•	competitive pressure on products and services from companies based outside the U.S. that can leverage lower costs of operations;

•	the United Kingdom’s decision in a June 23, 2016 referendum to leave the European Union (EU) (commonly referred to as “Brexit”); and

•	local labor conditions and regulations.
We cannot assure you that our investments outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.
The United Kingdom’s departure from the EU, or Brexit, could adversely affect us.

In connection with Brexit, in March 2017, the U.K. government initiated the exit process which commenced a two-year period expiring on March 29, 2019, after which time the U.K. is expected to leave the EU in the absence of any effective extension of the negotiation period. Although political negotiations are underway, there is a lack of understanding about the terms of the U.K.’s exit from the EU and the terms of the U.K.’s future relationship with the EU. The U.K.’s financial service regulators are implementing interim regimes under which companies may continue to conduct business in the U.K. if the U.K. exits the EU without an agreement but their impact on us remains uncertain.

Although the circumstances surrounding Brexit remain unclear, Brexit could adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro, which in turn could adversely affect us or our customers and companies that do business with us. Brexit could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.

In addition, Brexit could lead to legal uncertainty and increased complexity as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulator permissions, our U.K. and EU-based operations could lose their ability to offer services on a cross-border basis into the U.K. market and for our U.K. based operations to offer services on a cross-border basis in the EU market;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. and EU market, adding costs and potential inconsistency to our business (and, depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, there is a risk that our business in the U.K. could be materially affected or disrupted);

•
we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU, leading to increased complexity and costs for our EU and U.K. operations; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support the U.K. business and the EU business could be adversely impacted.

These and other factors related to Brexit could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations.
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
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. For example, the 2017 Tax Act enacted in December 2017 had a significant impact on our tax obligation and effective tax rate for the fourth quarter of 2017. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
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
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline which could adversely affect our operations and cash flow, and could result in an impairment of goodwill or intangible assets. As a result of our annual impairment analyses during the fourth quarter of fiscal 2018, it was determined that an impairment had occurred, resulting in a $3.2 million impairment recorded on one of our reporting units. See Note 9, Goodwill and Other Intangible Assets, for more information. For all reporting units, we use a discounted cash flow model of the projected earnings of reporting units to determine the amount of goodwill impairment. While we currently believe that the fair value of all of our intangibles substantially exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units or the weighted-average cost of capital used in the valuations could result in impairment losses and/or additional amortization expense.
If our industrial bank subsidiary fails to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our 2016 Credit Agreement.
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
The regulatory status of WEX Bank enables it to issue certificates of deposit, accept money market deposits and borrow on federal funds lines of credit from other banks. These funds are used to support our operations. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC-insured depository institution. The bank’s primary regulators are the Utah DFI and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. If WEX Bank were to lose its bank charter, we would either outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard and/or Visa issuer and would have to work with another financial institution to issue the product or sell the portfolio. Any such change would be disruptive to our operations and could result in significant incremental costs. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future or could create a default under our 2016 Credit Agreement.
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
We utilize a combination of proprietary and third-party technologies, including third-party owned and operated "cloud" technologies, to conduct our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. To the extent that our proprietary technology or a third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.
Our business is regularly subject to cyberattacks and attempted security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of “personally identifiable information,” such as social security numbers. While social security numbers constitute a very small part of the data we keep, in the event of a security breach we would be required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches. An increasing number of organizations, including large on-line and off-line merchants and businesses, large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. Like those companies, we too, are subject to regular and repeated attempts to breach our information security protections.

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

The techniques used in attempts to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to degrade service, or to sabotage our systems are constantly evolving, are difficult to detect quickly, and may not be recognized until after a successful penetration of our information security systems. Unauthorized parties attempt to gain access to our systems or facilities through various means, including, among others, targeting our systems or facilities or our third-party vendors or customers, or attempting to fraudulently induce our employees, partners, customers or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems. Certain efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect. Like many companies, we are a target for such breaches and attacks. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, and will continue to expend significant additional resources to bolster these protections, these security measures cannot provide absolute security. Our information technology and infrastructure may be vulnerable to successful cyberattacks or security breaches, and third parties may be able to access our customers’ personal or proprietary information and data that are stored on or accessible through those systems.

Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or other irregularities. Any actual or perceived breach of our security could interrupt our operations; result in our systems or services being unavailable; result in improper disclosure of data; materially harm our reputation and brand; result in significant legal and financial exposure; lead to loss of customer confidence in, or decreased use of, our products and services; and, adversely affect our business and results of operations. Any breaches of network or data security at our partners, some of whom maintain information about our customers, or breaches of our customers’ systems could have similar effects. In addition, our customers could have vulnerabilities on their own computer systems that are entirely unrelated to our systems, but could mistakenly attribute their own vulnerabilities to us. While we take commercially appropriate steps to safeguard data used by and contained on the systems of our partners, customers and vendors, we cannot control all access to those systems and they are therefore subject to potential cyberattacks and fraud.
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
Under the Financial Services Modernization Act of 1999, also referred to as the “Gramm-Leach-Bliley Act” or GLBA, and some state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
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
We face and expect to continue to face competition in each category of the overall industry from several companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees. We have seen erosion of our historical profit margins as we encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
While we have traditionally offered our services to several categories of the payments industry, with a focus on fleet, corporate payments and health in recent years, some of our competitors have successfully garnered significant share in particular categories of payments. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.

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

Evolution and expansion of our business may subject us to additional regulatory requirements and other risks, for which failure to comply or adapt could harm our operating results.

The evolution and expansion of our business may subject us to additional risks and regulatory requirements, including laws governing money transmission and payment processing services. These requirements vary throughout the markets in which we operate, and have increased over time as the geographic scope and complexity of our payments product services have expanded. While we maintain a compliance program focused on applicable laws and regulations throughout the payments industry, there is no guarantee that we will not be subject to fines, criminal and civil lawsuits or other regulatory enforcement actions in one or more jurisdictions, or be required to adjust business practices to accommodate future regulatory requirements.

In order to maintain flexibility in the growth and expansion of our payments operations, we have obtained money transmitter licenses (or their equivalents) in several states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain these licenses could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the U.S. Foreign Corrupt Practices Act (“FCPA”), the United Kingdom Bribery Act of 2010 (“UKBA”) and the Brazilian Anti-Corruption Law (“ACL”).
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

Our financial reporting and disclosure controls and procedures are reliant, in part, on information we receive from disparate internal financial reporting systems and third parties that supply information to us regarding transactions that we process. In addition, because our strategy includes pursuing growth through acquisitions of other businesses, which are at different levels of maturity and which may have underdeveloped financial reporting systems and processes, we depend on dispersed financial systems to process, summarize and report financial transactions for our distributed operations. To the extent these systems do not properly transmit information to our financial ledgers, we could fail to properly summarize and report financial results.
As we expand our business operations domestically and internationally, and as we implement new accounting standards promulgated by the Financial Accounting Standards Board, we will need to maintain effective internal control over financial reporting and disclosure controls and procedures. If we are unable to do so, our external auditors could issue a qualified opinion on the effectiveness of our internal control over financial reporting.
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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate such material weaknesses and to maintain effective internal control over financial reporting in the future, there could be an elevated possibility of a material misstatement, and such a misstatement could cause investors to lose confidence in our financial statements, which could have a material adverse effect on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of our internal control over financial reporting. As disclosed in Item 9A of this report, we have identified material weaknesses as of December 31, 2018 in our internal control over financial reporting because we did not maintain an effective control environment at our Brazilian subsidiary, we did not have control activities that were designed and operating effectively at our Brazilian subsidiary and we did not have sufficient monitoring activities in place to ensure effective corporate oversight and monitoring of control activities at our individually insignificant subsidiaries. As a result of these material weaknesses, our external auditors have issued a qualified opinion indicating that we have not maintained effective internal control over financial reporting as of December 31, 2018.
Our management team has taken action to begin to remediate these material weaknesses, but we cannot be certain when the remediation will be completed. If we fail to fully remediate the material weaknesses or fail to maintain effective internal controls, it could result in a material misstatement of our financial statements, which could cause investors to lose confidence in our financial statements or cause our stock price to decline. These material weaknesses could also impact our ability to attract and retain new customers. In future periods, we may identify additional deficiencies in our system of internal control over financial reporting during the course of our remediation efforts that may require additional work to address. The generally manual nature of certain of our controls and those of companies we have acquired, as well as the age of our legacy systems increase our risk of control deficiencies. In addition, future acquisitions may present challenges in implementing appropriate and sustainable internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
All of our facilities are leased. The following table presents the details of our principal leased properties as of December 31, 2018:

Property location	Square footage	Purpose of leased property	Segment
South Portland, Maine	217,200	Corporate headquarters, operations center and warehouse	All
Midvale, Utah	12,400	Bank operations	Fleet Solutions, Travel and Corporate Solutions
Melbourne, Australia	16,100	Australia fuel and prepaid card operations	Fleet Solutions, Travel and Corporate Solutions
São Paulo, Brazil	19,200	Brazil fuel, virtual and paycard operations	All
Crewe, England	14,700	European fuel operations	Fleet Solutions
Fargo, North Dakota	70,400	WEX Health operations	Health and Employee Benefit Solutions
Nashville, Tennessee	42,500	EFS Operations	Fleet Solutions, Travel and Corporate Solutions
As of December 31, 2018, construction was being finalized on a new 90,000 square foot corporate headquarters in Portland, Maine. Certain employees, including certain members of executive management, began occupying this facility in February 2019.
Additional financial information about our leased facilities appears in Item 8 – Note 19, Commitments and Contingencies, of our consolidated financial statements.
ITEM 3. LEGAL PROCEEDINGS

As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2018. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company's consolidated financial position, results of operations, cash flows or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of March 12, 2019, the closing price of our common stock was $176.44 per share, there were 43,135,385 shares of our common stock outstanding and there were 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
Share Repurchases
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock, expiring in September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the year ended December 31, 2018. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. The summary historical financial information has been changed to reflect the immaterial revision as more fully described in Item 8 – Note 1, Summary of Significant Accounting Policies of our consolidated financial statements. You should read the following historical financial information along with Item 7 and the consolidated financial statements and related notes thereto contained in this Form 10–K. The financial information included in the table below is derived from audited financial statements:

	December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Income statement information, for the year ended
Total revenues	$1,492,639	$1,248,577	$1,012,488	$853,949	$817,905
Total operating expenses	$1,112,001	$1,015,154	$853,963	$650,155	$538,443
Financing interest expense	$105,023	$107,067	$113,418	$46,189	$36,042
Net realized and unrealized gains on fuel price derivatives	$—	$—	$711	$5,848	$46,212
Net income attributable to shareholders	$168,295	$160,062	$23,499	$76,196	$174,921
Weighted average basic shares of common stock outstanding	43,156	42,977	40,809	38,771	38,890
Basic income per share	$3.90	$3.72	$0.58	$1.97	$4.50
Weighted average diluted shares of common stock outstanding	43,574	43,105	40,914	38,843	39,000
Diluted income per share	$3.86	$3.71	$0.57	$1.96	$4.49
Balance sheet information, at end of period
Total assets	$6,770,595	$6,688,866	$5,937,859	$3,837,171	$4,095,748
Total liabilities	$4,974,671	$5,058,766	$4,522,969	$2,786,653	$3,030,072
Redeemable non-controlling interest	$—	$—	$—	$—	$16,590
Total stockholders’ equity	$1,795,924	$1,630,100	$1,414,890	$1,050,518	$1,049,086

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 and financial condition at December 31, 2018 and 2017 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data. The 2017 and 2016 amounts have been changed to reflect the immaterial revision as more fully described in Item 8 – Note 1, Summary of Significant Accounting Policies of our consolidated financial statements.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A is presented in the following sections:

•	2018 Highlights and Year in Review

•	Segments

•	Results of Operations

•	Application of Critical Accounting Policies and Estimates

•	New Accounting Standards

•	Liquidity, Capital Resources and Cash Flows
2018 Highlights and Year in Review
The following events and accomplishments occurred during 2018:

•	Contributions from all three of our segments resulted in the Company reaching approximately $1.5 billion in annual revenues in 2018, 20 percent growth relative to the prior year.

•
During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing customer portfolio for approximately $223.4 million, including of $54.6 million for the carrying value of trade accounts receivable. Concurrently with entering into the asset purchase agreement, we modified a number of contract terms, including extending the term of Chevron’s agreement. Conversion of the acquired portfolio onto the Company’s payment processing platform started in the first quarter of 2019.

•
During October 2018, the Company entered into a definitive agreement to acquire Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for approximately $310 million. This acquisition will expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions. The Company closed on this transaction January 24, 2019.

•
The Company successfully executed two separate repricings of our 2016 Credit Agreement in 2018, which among other things, increased our availability under the revolving credit facility by $150 million, increased the outstanding amounts under our term loans by $178 million and lowered applicable interest rate margins on both our revolver and term loans. In addition, we extended the maturity on revolving credit facility and term A loans to July 2023.

Our Company’s management believes the following metrics were important to our overall performance in 2018:

•
Average number of vehicles serviced increased 8 percent from 2017 to approximately 11.8 million for 2018, primarily related to growth in our worldwide customer base. As of December 31, 2018, vehicles serviced totaled 12.4 million.

•
Total fuel transactions processed increased 7 percent from 2017 to 552.3 million in 2018 due to organic growth. Total payment processing transactions increased 7 percent from 2017 to 459.3 million in 2018, and transaction processing transactions also increased 7 percent from 2017 to 93.0 million in 2018.

•	The average U.S. fuel price per gallon during 2018 was $2.95, an 18 percent increase as compared to the same period in the prior year.

•
Credit loss expense in the Fleet Solutions segment decreased 8 percent to $54.5 million during 2018, as compared to $59.3 million during 2017. Spend volume increased 22 percent in 2018 as compared to 2017. Our credit losses were 12.5 basis points of fuel expenditures for 2018, as compared to 17.2 basis points of fuel expenditures for

2017, a decrease of 27 percent primarily due to lower incidences of magnetic stripe card skimming fraud as compared to 2017.

•
Our Travel and Corporate Solutions purchase volume grew to $34.7 billion in 2018, a 14 percent increase from 2017, primarily due to strong growth globally driven by strong performance in both our travel and corporate payment products.

•
Health and Employee Benefit Solutions average number of SaaS accounts in the U.S. grew 20% to 11.0 million in 2018 from 9.2 million in 2017. Likewise, U.S. purchase volume grew by $497.1 million in 2018, a 12 percent increase as compared to 2017.

•
Our effective tax rate was 28.9 percent for 2018 as compared to 8.9 percent for 2017. The lower tax rate in 2017 was primarily due to the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Act.

Segments
WEX operates in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our Fleet Solutions segment provides payment, transaction processing and information management services specifically designed for the needs of commercial and government fleets. Our Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. Our Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare payments, as well as payroll related benefits to customers in Brazil.
Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes, net gains or losses from non-controlling interests, and non-cash adjustments related to our tax receivable agreement to our operating segments, as management believes these items are unpredictable and can obscure underlying trends. In addition, effective January 1, 2018, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
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

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions. Additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606, effective January 1, 2018 fees paid to third-party networks are no longer recorded as service fees and are now prospectively presented as a reduction of revenues.

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

•
Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions and related expenses for sales, marketing and other related activities. With the adoption of Topic 606, effective January 1, 2018 certain payments to partners are now prospectively classified as sales and marketing expenses .

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

Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2018	2017	Amount	Percent
Revenues(a)
Payment processing revenue	$464,980	$360,158	$104,822	29%
Account servicing revenue	162,662	165,083	(2,421)	(1)%
Finance fee revenue	190,528	159,336	31,192	20%
Other revenue	156,970	138,533	18,437	13%
Total revenues	$975,140	$823,110	$152,030	18%

Key operating statistics(b)
Payment processing revenue:
Payment processing transactions	459,309	429,716	29,593	7%
Payment processing fuel spend	$36,991,903	$30,288,539	$6,703,364	22%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.95	$2.50	$0.45	18%
Net payment processing rate	1.26%	1.19%	0.07%	6%
(a) Foreign currency exchange rate fluctuations did not have a material impact on Fleet Solutions revenue in 2018.
(b) The Company adopted the requirements of ASU 2014–09 (“the new revenue recognition standard”) as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
Revenues
The net impact of adopting the new revenue recognition standard in 2018, described further below, increased Fleet Solutions revenue by approximately $35 million for 2018, as compared to 2017.
Payment processing revenue increased $104.8 million for 2018, as compared to 2017, due primarily to higher average domestic fuel prices, the impact from the adoption of the new revenue recognition standard and increased payment processing volumes due to organic growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to sales and marketing expense.
Account servicing revenue decreased $2.4 million for 2018, as compared to 2017, due primarily to the divestiture of our Telapoint business in the fourth quarter of 2017, partly offset by an increase in fees to certain customers as part of domestic price modernization efforts over the course of the prior year.
Other revenue increased $18.4 million in 2018, as compared to 2017, due primarily to organic growth resulting from higher EFS transaction processing revenue and Asia-Pacific revenues. Additionally, we reclassified certain amounts from contra revenue to selling expense in 2018 following adoption of the new revenue recognition standard.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Finance income	$152,860	$129,783	$23,077	18%
Factoring fee revenue	37,082	29,018	8,064	28%
Cardholder interest income	586	535	51	10%
Total finance fee revenue	$190,528	$159,336	$31,192	20%

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
Finance income increased $23.1 million in 2018, as compared to 2017, primarily due to changes in overdue outstanding balances resulting from higher average domestic fuel prices and volumes. For the majority of both 2018 and 2017, monthly late fee rates ranged up to to 7.99%, with a minimum finance charge of up to $75. The weighted average late fee rate, net of related charge-offs was 4.5% and 4.4% for 2018 and 2017, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the years ended December 31, 2018 and 2017.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $8.1 million in 2018, as compared to 2017, due to higher relative receivable balances purchased resulting from increased customer demand for our services.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$190,109	$178,710	$11,399	6%
Service fees	$7,212	$5,789	$1,423	25%
Provision for credit losses	$54,484	$59,251	$(4,767)	(8)%
Operating interest	$16,502	$9,122	$7,380	81%
Depreciation and amortization	$39,720	$47,574	$(7,854)	(17)%

Other operating expenses
General and administrative	$72,404	$73,397	$(993)	(1)%
Sales and marketing	$157,240	$118,740	$38,500	32%
Depreciation and amortization	$81,818	$91,748	$(9,930)	(11)%
Impairment charges	$3,225	$18,181	$(14,956)	(82)%

Operating income	$352,426	$220,598	$131,828	60%
NM - Not Meaningful
Cost of services
Processing costs increased $11.4 million for 2018, as compared to 2017, due primarily additional processing costs associated with our Brazilian subsidiary and U.S. volume-related increases, including incremental headcount and costs related to recent significant customer acquisitions.
Service fees increased $1.4 million during 2018, as compared to 2017, due primarily to higher bank fees resulting from increased volumes.

Provision for credit losses decreased $4.8 million for 2018, as compared to 2017 due primarily to a decline in magnetic stripe card skimming fraud losses, partly offset by increases in receivable balances due to higher average domestic fuel prices and volume growth.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 12.5 basis points of fuel expenditures for 2018, as compared to 17.2 basis points of fuel expenditures for 2017. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognize in each quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Operating interest expense increased $7.4 million in 2018, as compared to 2017, primarily due to higher interest rates paid on deposits and the impact of higher fuel prices and volumes.
Depreciation and amortization decreased $7.9 million in 2018, as compared to 2017, as 2017 was impacted by accelerated amortization of our existing over-the-road payment processing technology as a result of the EFS acquisition. This expense decrease relative to the prior year was partly offset by incremental depreciation on recent investments in internal-use software.
Other operating expenses
General and administrative expenses decreased $1.0 million in 2018, as compared to 2017, due to higher professional fees, partly offset by office closure restructuring costs to consolidate operations, which were incurred in 2017.
Sales and marketing expenses increased $38.5 million in 2018, as compared to 2017, due primarily to a reclassification of payments to partners, which are now included in sales and marketing expenses as a result of adopting the new revenue recognition standard. Prior to January 1, 2018, these payments were reflected as a reduction of revenue.
Depreciation and amortization decreased $9.9 million in 2018, as compared to 2017, due primarily to lower relative amortization on certain acquired intangibles.
During our annual goodwill assessment completed in the fourth quarter of 2018, we recorded a non-cash goodwill impairment charge of $3.2 million for our Brazil fleet reporting unit. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
During the second quarter of 2017, we incurred a $16.2 million non-cash impairment and asset write-off related to in-sourcing certain technology functions, approximately $12.2 million of which was allocated to Fleet Solutions. Additionally, as part of a technology plan assessment, we streamlined certain payment processing software offerings and incurred an approximately $6.0 million non-cash software impairment charge in the fourth quarter of 2017.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Revenues(a)
Payment processing revenue	$203,289	$158,660	$44,629	28%
Account servicing revenue	37,262	7,531	29,731	395%
Finance fee revenue	1,391	760	631	83%
Other revenue	61,402	57,096	4,306	8%
Total revenues	$303,344	$224,047	$79,297	35%

Key operating statistics(b)
Payment processing revenue:
Payment solutions purchase volume	$34,702,614	$30,344,752	$4,357,862	14%
(a) Foreign currency exchange rate fluctuations did not have a material impact on Travel and Corporate Solutions revenue in 2018.
(b) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
The net impact of adopting the new revenue recognition standard in 2018, described further below, increased Travel and Corporate Solutions revenue by approximately $8 million in 2018.
Payment processing revenue increased approximately $44.6 million for 2018, as compared to 2017, primarily due to strong performance in both our travel and corporate payment products. During 2018, we benefited from volume increases in all geographies. The impact of the adoption of the new revenue recognition standard also contributed to revenue growth. Upon adoption of the new revenue recognition standard, we reclassified certain amounts paid to partners from a reduction of revenue to sales and marketing expense and fees paid to third-party payment processing networks from service fees to a reduction of revenue.
Account servicing revenue increased approximately $29.7 million for 2018, as compared to 2017, primarily due to the acquisition of AOC during October 2017.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations in 2018 or 2017.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of and for the year ended December 31, 2018, customer balances with such concessions and waived late fees were immaterial. As of December 31, 2017, customer balances with such concessions totaled $7.9 million and the Company waived $2.1 million in late fees during 2017.
Other revenue increased approximately $4.3 million, as volume related increases were partly offset by an unfavorable adoption impact of the new revenue recognition standard. For the year ended December 31, 2018, network fees are now reflected as a reduction of revenue resulting from the adoption of the new revenue recognition standard. Prior to January 1, 2018, these network fees were classified as service fees.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$44,949	$23,821	$21,128	89%
Service fees	$27,573	$56,094	$(28,521)	(51)%
Provision for credit losses	$7,319	$(68)	$7,387	NM
Operating interest	$14,247	$8,367	$5,880	70%
Depreciation and amortization	$15,245	$6,519	$8,726	134%

Other operating expenses
General and administrative	$26,151	$18,358	$7,793	42%
Sales and marketing	$47,939	$21,422	$26,517	124%
Depreciation and amortization	$14,813	$13,760	$1,053	8%
Impairment charge	$2,424	$25,990	$(23,566)	(91)%

Operating income	$102,684	$49,784	$52,900	106%

NM - Not Meaningful
Cost of services
Processing costs increased $21.1 million in 2018, as compared to 2017, due primarily to the acquisition of AOC.
Service fees decreased by $28.5 million in 2018, as compared to 2017, due primarily to cost savings as a result of the AOC acquisition and impacts from adoption of the new revenue recognition standard. These favorable impacts were partly offset by incremental expenses resulting from higher relative purchase volumes.
Provision for credit losses increased $7.4 million in 2018, as compared to 2017, due primarily to a discrete customer reserve taken during 2018 and increased volumes. Provision for credit losses in 2017 was unusually low as result of a partial bankruptcy loss recovery relating to one of our significant online travel agency customers recorded in 2016.
Operating interest increased $5.9 million in 2018, as compared to 2017, due to higher interest rates paid on deposits and volume growth.
Depreciation and amortization expenses increased $8.7 million in 2018, as compared to 2017, due primarily to amortization of intangible assets recognized upon the acquisition of AOC.
Other operating expenses
General and administrative expenses increased $7.8 million in 2018, as compared to 2017, due primarily to the acquisition of AOC.
Sales and marketing expenses increased $26.5 million in 2018, as compared to 2017, due primarily to a reclassification of payments to partners upon adoption of the new revenue recognition standard. These payments were previously reflected as a reduction of revenue.
Depreciation and amortization in 2018 were generally consistent with the prior year.
During 2018, we recognized a $2.4 million non-cash impairment charge to write-off certain property and equipment. There were two discrete impairment charges incurred during 2017. During the second quarter of 2017, we incurred a $16.2 million non-cash impairment and an asset write-off related to in-sourcing certain technology functions, approximately $4.0 million of which was allocated to Travel and Corporate Solutions. Additionally, we determined that the developed technology obtained as part of the AOC acquisition more closely aligned with our current technological strategy than did other capitalized software on our balance sheet. As a result, $22.0 million of previously capitalized software development was determined to have no future benefit and was therefore written-off during 2017.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Revenues(a)
Payment processing revenue	$55,722	$50,348	$5,374	11%
Account servicing revenue	108,172	103,956	4,216	4%
Finance fee revenue	16,708	28,696	(11,988)	(42)%
Other revenue	33,553	18,420	15,133	82%
Total revenues	$214,155	$201,420	$12,735	6%

Key operating statistics(b)
Payment processing revenue:
Purchase volume	$4,814,328	$4,317,236	$497,092	12%
Account servicing revenue:
Average number of SaaS accounts	11,020	9,213	1,807	20%
(a)The impact of foreign currency exchange rate fluctuations reduced Health and Employee Benefit Solutions revenue by approximately $3 million in 2018.
(b) The Company adopted the requirements of the new revenue recognition standard as of January 1, 2018, utilizing the modified retrospective method of transition. Impacted non-financial metrics have been updated prospectively.
The net impact of adopting the new revenue recognition standard in 2018, decreased Health and Employee Benefit Solutions revenue by approximately $1 million in 2018.
Payment processing revenue increased approximately $5.4 million for 2018, as compared to 2017, primarily due to an increase in WEX Health purchase volume as a result of increased customer signings.
Account servicing revenue increased $4.2 million for 2018, as compared to 2017. This increase was primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform, and higher revenue earned on HSA assets. These favorable impacts were partly offset by WEX Health customer mix and lower revenues in Brazil due primarily to due to the accounting impact of our WEX Latin America securitization arrangement, as discussed further in the other revenue discussion below.
Finance fee revenue decreased $12.0 million in 2018, as compared to 2017, due primarily to the accounting impact of our WEX Latin America securitization arrangement, as discussed further in the other revenue discussion below.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the years ended December 31, 2018 and 2017.
Other revenue increased $15.1 million in 2018, as compared to 2017, primarily due to an increase in WEX Health professional services revenue and ancillary fees and realized gains on the sale of WEX Latin America customer receivables under our recently amended WEX Latin America securitization arrangement. Prior to amendment of our securitization arrangement in the second half of 2018, the revenue associated with these customer receivables was included in account servicing and finance fee revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Cost of services
Processing costs	$74,392	$75,525	$(1,133)	(2)%
Service fees	$18,870	$11,074	$7,796	70%
Provision for credit losses	$4,679	$5,035	$(356)	(7)%
Operating interest	$7,658	$7,504	$154	2%
Depreciation and amortization	$24,970	$19,968	$5,002	25%

Other operating expenses
General and administrative	$30,536	$23,053	$7,483	32%
Sales and marketing	$24,055	$23,354	$701	3%
Depreciation and amortization	$21,517	$22,543	$(1,026)	(5)%

Operating income	$7,478	$13,364	$(5,886)	(44)%

Cost of services
Processing costs decreased $1.1 million in 2018, as compared to 2017, primarily due to the favorable impact of lower bank fees in WEX Latin America resulting from a shift in product mix, partly offset by higher WEX Health processing costs resulting from volume increases.
Service fees increased by $7.8 million in 2018, as compared to 2017, primarily due to revenue growth on WEX Health HSA assets and increased payment processing volumes.
Provision for credit losses was generally consistent with the prior year.
Operating interest for 2018 was generally consistent with the operating interest for the prior year. Higher interest charges in 2018 resulting from increased volume on our WEX Latin America securitization arrangement were entirely offset by accounting impacts on this securitization arrangement. During the third quarter of 2018, we amended this agreement, resulting in sale accounting treatment upon the transfer of WEX Latin America customer receivables. As such, our associated cost of funding is now embedded in the gain on sale of the receivables and is recorded within other revenue, resulting in decreased operating interest for the second half of 2018.
Depreciation and amortization expenses increased $5.0 million in 2018, as compared to 2017, resulting from higher depreciation expense on capitalized WEX Health internal-use software development costs and additional infrastructure to support business growth.
Other operating expenses
General and administrative expenses increased $7.5 million in 2018, as compared to 2017, due primarily to an increase in professional fees as compared to the prior year.
Other operating expenses for 2018 were generally consistent with the operating expenses for the prior year.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Other operating expenses
General and administrative	$80,228	$69,531	$10,697	15%
Sales and marketing	$—	$138	$(138)	NM
Depreciation and amortization	$1,722	$1,612	$110	7%
Gain on divestiture	$—	$(20,958)	$20,958	NM
NM - Not Meaningful
General and administrative expenses increased $10.7 million for 2018 as compared to 2017, due primarily to higher personnel related costs, including incremental headcount to support business growth, higher share based compensation expense, and increased professional fees incurred as part of our recently announced acquisitions and debt restructurings.
Sales and marketing expenses and depreciation and amortization were not material to the Company’s operations for both 2018 and 2017.
During 2017, management determined that our Telapoint business did not align with the long-term strategy of our core businesses. During November 2017, the Company sold $8.9 million of net assets related to this business for proceeds of $29.9 million, which resulted in a pre-tax book gain of approximately $21.0 million.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2018	2017	Amount	Percent
Financing interest expense	$(105,023)	$(107,067)	$(2,044)	(2)%
Net foreign currency (loss) gain	$(38,800)	$31,487	$(70,287)	NM
Net unrealized gain on financial instruments	$2,579	$1,314	$1,265	96%
Non-cash adjustments related to tax receivable agreement	$(775)	$15,259	$(16,034)	NM
Income taxes	$68,843	$15,450	$53,393	346%
Net income (loss) from non-controlling interest	$1,481	$(1,096)	$2,577	NM
NM - Not Meaningful
Financing interest expense decreased $2.0 million in 2018, as compared to 2017. This decrease was primarily due to lower effective interest rates, including the impact of $1.3 billion in interest rate swaps outstanding during most of 2018, and a decrease in average borrowings under our 2016 Credit Agreement, partly offset by a loss on the extinguishment of debt as part of our January 2018 debt repricing.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. In 2018, net foreign currency loss was $38.8 million, as compared to a net foreign currency gain of $31.5 million in 2017. In 2018, the U.S. dollar strengthened relative to all major foreign currencies in which we transact, including the Euro, British pound sterling, Australian dollar, Brazilian real and Canadian dollar. In 2017, we recognized gains on trade receivables and intercompany loans primarily from a strengthening of the British Pound Sterling and the Euro relative to the US dollar.
Net unrealized gain on financial instruments was $2.6 million in 2018, as compared to $1.3 million in 2017. The increase in unrealized gain was due to higher average notional amounts of interest rate swaps outstanding and the favorable impact of increases in the variable interest rates on our swap agreements, partly offset by the decrease in remaining swap duration. In December 2017, the Company entered into two separate interest rate swap arrangements with an aggregate notional amount of $500 million, increasing the amount of fixed future interest payments associated with our variable rate borrowings to $1.3 billion.

Non-cash adjustments related to tax receivable agreement were not material to operations in 2018. In 2017, non-cash adjustments related to tax receivable agreement were $15.3 million, resulting from a decrease in a tax sharing liability due to our former parent company as a result of the 2017 Tax Act, which reduced the federal statutory rate from 35 percent to 21 percent.
Our effective tax rate was 28.9 percent for 2018 as compared to 8.9 percent for 2017. The lower tax rate in 2017 was primarily due to the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
During the fourth quarter of 2017, the Company recorded a provisional one-time income tax benefit of $60.6 million associated with the 2017 Tax Act. During the third quarter of 2018, the Company recorded an adjustment for the one-time income tax benefit attributable to the Company updating its estimate of foreign undistributed earnings, which was materially offset by an adjustment to certain deferred tax attributes as a result of further clarification provided by the IRS relative to IRC 162(m). As of December 31, 2018, the Company completed its analysis and all amounts were considered final.
In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the 2017 Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Company elected to treat GILTI inclusions as a period cost and this resulted in an increase in tax expense of $1.8 million for the year ended December 31, 2018.

    Undistributed earnings of certain foreign subsidiaries of the Company amounted to approximately $64.9 million and $58.7 million at December 31, 2018 and 2017, respectively. These earnings are considered to be indefinitely reinvested. The 2017 Tax Act imposed a one time “transition tax” on foreign undistributed earnings, which was included with our 2017 U.S. Income Tax Return. The Company offset the transition tax with net operating loss carryforwards and therefore this tax did not result in any additional cash tax payable.
Net income or loss from non-controlling interest relates to our 75 percent ownership stake in WEX Europe Services. Such amounts were not material to Company operations for 2018 or 2017.
Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2017	2016	Amount	Percent
Revenues(a)
Payment processing revenue	$360,158	$297,900	$62,258	21%
Account servicing revenue	165,083	127,105	37,978	30%
Finance fee revenue	159,336	124,725	34,611	28%
Other revenue	138,533	92,331	46,202	50%
Total revenues	$823,110	$642,061	$181,049	28%

Key operating statistics (b)
Payment processing revenue:
Payment processing transactions	429,716	385,861	43,855	11%
Payment processing fuel spend	$30,288,539	$22,838,237	$7,450,302	33%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.50	$2.21	$0.29	13%
Net payment processing rate	1.19%	1.30%	(0.11)%	(8)%
(a) Foreign currency exchange rate fluctuations increased Fleet Solutions revenue by approximately $3 million in 2017.
(b) As of July 1, 2016, these key operating statistics include our EFS acquisition.

Payment processing revenue increased $62.3 million for 2017, as compared to 2016, due primarily to the impact of a 13% increase in the annual average domestic price per gallon of fuel and higher payment processing volumes. Higher payment processing volumes resulted from organic growth, the acquisition of EFS and a large customer portfolio converting from a transaction processing relationship to a payment processing relationship in the beginning of 2016. These favorable factors were partly offset by a decrease in our interchange rate as a result of the large portfolio conversion mentioned above.
Account servicing revenue increased $38.0 million for 2017, as compared to 2016, resulting from worldwide price modernization efforts over the course of the prior year and the EFS acquisition.
Other revenue increased $46.2 million in 2017, as compared to 2016, resulting primarily from higher transaction processing revenue due to the acquisition of EFS and additional pricing modernization efforts.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Finance income	$129,783	$104,492	$25,291	24%
Factoring fee revenue	29,018	19,689	$9,329	47%
Cardholder interest income	535	544	$(9)	(2)%
Finance fee revenue	$159,336	$124,725	$34,611	28%
Finance income increased $25.3 million in 2017, as compared to 2016, due to an increase in overdue customer balances. For the majority of 2016, late fees ranged up to 6.99% monthly, with minimum charges of up to $75. For the majority of 2017, late fees ranged up to 7.99% monthly, with minimum charges of $75. The weighted average late fee rate, net of related charge-offs was 4.4% and 4.3% for 2017 and 2016, respectively.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the years ended December 31, 2017 and 2016. Though not material, the Company granted certain concessions to domestic customers impacted by hurricanes and forest fires during 2017.
Factoring fee revenue increased $9.3 million in 2017, as compared to 2016. The increase in factoring fee revenue is due to organic growth and customer demand for our services.
Operating expenses
The following table compares line items within operating income for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Cost of services
Processing costs	$178,710	$186,203	$(7,493)	(4)%
Service fees	$5,789	$4,205	$1,584	38%
Provision for credit losses	$59,251	$27,264	$31,987	117%
Operating interest	$9,122	$3,476	$5,646	162%
Depreciation and amortization	$47,574	$44,245	$3,329	8%

Other operating expenses
General and administrative	$73,397	$66,788	$6,609	10%
Sales and marketing	$118,740	$93,835	$24,905	27%
Depreciation and amortization	$91,748	$51,732	$40,016	77%
Impairment charges	$18,181	$—	$18,181	NM

Operating income	$220,598	$164,313	$56,285	34%
NM - Not Meaningful

Cost of services
Processing costs decreased $7.5 million for 2017, as compared to 2016. 2016 results include additional processing costs associated with our Brazilian subsidiary. The reduction in processing costs during 2017 was partly offset by resources assumed as part of the acquisition of EFS and business growth.
Service fees increased $1.6 million during 2017, as compared to 2016, primarily due to an increase in professional fees.
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
Our credit losses as a percentage of total fuel expenditures on the payment processing transactions was 17.2 basis points of fuel expenditure for 2017, as compared to 11.1 basis points of fuel expenditures for 2016. The expense we recognize in each quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.
Operating interest expense increased $5.6 million in 2017, as compared to 2016, primarily due to higher interest rates paid on recently issued certificates of deposit, which replaced previously held non-interest bearing deposits following the expiration of an agreement with a deposit partner during the fourth quarter of 2016. Additionally, payment processing volume increases and higher fuel prices contributed to the increase in operating interest expense.
Depreciation and amortization increased $3.3 million in 2017, as compared to 2016. Following the acquisition of EFS, we evaluated the estimated useful life of our existing over-the-road payment processing technology. As a result of this analysis, we accelerated amortization related to this technology during the third quarter of 2016, resulting in incremental amortization during 2017 as compared to the same period in the prior year. This technology is fully amortized as of December 31, 2017.
Other operating expenses
General and administrative expenses increased $6.6 million for 2017, as compared to 2016, resulting from personnel required to support the in-sourcing of technology functions from a third-party provider.
Sales and marketing expenses increased $24.9 million in 2017, as compared to 2016 due to resulting primarily from higher costs to support business growth, including incremental costs as a result of the EFS acquisition.
Depreciation and amortization increased $40.0 million in 2017, as compared to 2016, due primarily to a full year of amortization of intangibles acquired in the EFS acquisition.
During the second quarter of 2017, we incurred a $16.2 million non-cash impairment and asset write-off related to in-sourcing certain technology functions, approximately $12.2 million of which was allocated to Fleet Solutions. Additionally, as part of a technology plan assessment, we streamlined certain payment processing software offerings and incurred an approximately $6.0 million non-cash software impairment and asset write-off charge in the fourth quarter of 2017.

Travel and Corporate Solutions
Revenues
The following table reflects comparative results and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Revenues(a)
Payment processing revenue	$158,660	$175,762	$(17,102)	(10)%
Account servicing revenue	7,531	1,247	6,284	504%
Finance fee revenue	760	643	117	18%
Other revenue	57,096	37,595	19,501	52%
Total revenues	$224,047	$215,247	$8,800	4%

Key operating statistics(b)
Payment processing revenue:
Payment solutions purchase volume	$30,344,752	$23,965,023	$6,379,729	27%
(a) The impact of foreign currency exchange rate fluctuations did not have a material impact on revenue in 2017.
(b) As of July 1, 2016, these key operating statistics include our EFS acquisition.
Revenues
Payment processing revenue decreased approximately $17.1 million for 2017, as compared to 2016, primarily due to a decrease in our net interchange rate resulting from contract renegotiations with a large travel customer which went into effect in January 2017. This decrease in our net interchange rate was partly offset by an increase in corporate charge card purchase volume from our WEX travel product in all our markets, most notably the U.S. and Europe, and the acquisition of EFS.

Account servicing revenue increased approximately $6.3 million for 2017, as compared to 2016, primarily due to the acquisition of AOC in October 2017.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations in 2017 or 2016.

Other revenue increased approximately $19.5 million for 2017, as compared to 2016, primarily due to higher international settlement fees.

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

Operating expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Cost of services
Processing costs	$23,821	$22,551	$1,270	6%
Service fees	$56,094	$67,841	$(11,747)	(17)%
Provision for credit losses	$(68)	$5,676	$(5,744)	(101)%
Operating interest	$8,367	$2,969	$5,398	182%
Depreciation and amortization	$6,519	$4,188	$2,331	56%

Other operating expenses
General and administrative	$18,358	$30,006	$(11,648)	(39)%
Sales and marketing	$21,422	$18,908	$2,514	13%
Depreciation and amortization	$13,760	$5,355	$8,405	157%
Impairment charge	$25,990	$—	$25,990	NM

Operating income	$49,784	$57,753	$(7,969)	(14)%
NM - Not Meaningful
Cost of services
Processing costs increased $1.3 million in 2017, as compared to 2016, due primarily to the acquisitions of AOC and EFS.
Service fees decreased by $11.7 million in 2017, as compared to 2016, due primarily to lower network processing fees paid as a result of our MasterCard contract renewal executed during the third quarter of 2016, partly offset by incremental expenses resulting from higher relative purchase volumes.
Provision for credit losses decreased $5.7 million in 2017, as compared to 2016. Prior year results were negatively impacted by two discrete credit losses, including the bankruptcy of one of our online travel agency customers. We recovered a portion of the 2016 provision for credit loss during 2017.
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
Depreciation and amortization expenses increased $2.3 million in 2017, as compared to 2016, due to amortization of intangibles recognized as part of our AOC and EFS acquisitions.
Other operating expenses
General and administrative expenses decreased $11.6 million in 2017, as compared to 2016, primarily due to a one-time $15.5 million vendor settlement executed in 2016 in exchange for the release of potential claims related to in-sourcing certain technology, partly offset by personnel costs assumed in the AOC and EFS acquisitions.
Sales and marketing expenses increased $2.5 million in 2017, as compared to 2016, due primarily to the acquisitions of AOC and EFS.
Depreciation and amortization expenses increased $8.4 million in 2017, as compared to 2016, primarily due to amortization of intangibles recognized as part of our AOC acquisition.
During the second quarter of 2017, we incurred a $16.2 million non-cash impairment and an asset write-off related to in-sourcing certain technology functions, approximately $4.0 million of which was allocated to Travel and Corporate Solutions. Additionally, we determined that the developed technology obtained as part of the AOC acquisition more closely aligned with our current technological strategy than did other capitalized software on our balance sheet. As a result, $22.0 million of previously capitalized software development was determined to have no future benefit and was therefore written-off during 2017.
Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Increase
Revenues (a)
Payment processing revenue	$50,348	$46,957	$3,391	7%
Account servicing revenue	103,956	82,660	21,296	26%
Finance fee revenue	28,696	7,600	21,096	278%
Other revenue	18,420	17,963	457	3%
Total revenues	$201,420	$155,180	$46,240	30%

Key operating statistics
Payment processing revenue:
Purchase volume	$4,317,236	$3,823,035	$494,201	13%
Account servicing revenue:
Average number of SaaS accounts	9,213	7,197	2,016	28%
(a) Foreign currency exchange rate fluctuations increased Health and Employee Benefit Solutions revenue by $3 million in 2017.
Revenues
Payment processing revenue increased approximately $3.4 million for 2017, as compared to 2016, resulting primarily from an increase in WEX Health purchase volume due to growth in the number of consumers, partly offset by a slight decline in WEX Latin America revenues.
Account servicing revenue increased $21.3 million for 2017, as compared to 2016. This increase was primarily due to WEX Health customer signings and existing customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue increased $21.1 million in 2017, as compared to 2016, due primarily to growth in revenue earned on our salary advance product in Brazil.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the years ended December 31, 2017 and 2016.
Other revenue increased $0.5 million in 2017, as compared to 2016, resulting primarily from an increase in Brazil card transactions and higher ancillary WEX Health fees as result of a growing customer base.

Operating expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Cost of services
Processing costs	$75,525	$61,963	$13,562	22%
Service fees	$11,074	$7,321	$3,753	51%
Provision for credit losses	$5,035	$518	$4,517	872%
Operating interest	$7,504	$5,941	$1,563	26%
Depreciation and amortization	$19,968	$14,446	$5,522	38%

Other operating expenses
General and administrative	$23,053	$17,688	$5,365	30%
Sales and marketing	$23,354	$18,042	$5,312	29%
Depreciation and amortization	$22,543	$20,158	$2,385	12%

Operating income	$13,364	$9,103	$4,261	47%

Cost of services
Processing costs increased $13.6 million in 2017, as compared to 2016, primarily due to an increase in volume resulting from a growth in the number of customers.
Service fees increased $3.8 million in 2017, as compared to 2016, primarily due to costs incurred as a result of the increase in participants using our SaaS healthcare offerings.
Provision for credit losses increased $4.5 million in 2017, as compared to 2016. 2016 was unfavorably impacted by increased credit losses in Brazil, primarily relating to a discrete customer.
Operating interest increased $1.6 million in 2017, as compared to 2016, primarily due to an increase in customer receivable balances due to business growth and higher average interest rates.
Depreciation and amortization expenses increased $5.5 million in 2017, as compared to 2016, resulting from higher depreciation expense primarily on capitalized internal-use software development costs.
Other operating expenses
General and administrative expenses increased $5.4 million in 2017, as compared to 2016, primarily due to expenses to support significant business growth and higher revenue-based taxes in Brazil.
Sales and marketing expenses increased $5.3 million in 2017, as compared to 2016, primarily in support of an overall increase in business growth.
Depreciation and amortization increased $2.4 million in 2017, as compared to 2016, resulting from higher amortization of acquired intangibles.

Unallocated corporate expenses
The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Other operating expenses
General and administrative	$69,531	$71,075	$(1,544)	(2)%
Sales and marketing	$138	$42	$96	229%
Depreciation and amortization	$1,612	$1,527	$85	6%
Gain on divestiture	$(20,958)	$—	$(20,958)	—%
General and administrative expenses in 2017 were generally consistent with the prior year.
Sales and marketing expenses and depreciation and amortization were not material to the Company’s operations for both of 2017 and 2016.
During 2017, management determined that our Telapoint business did not align with the long-term strategy of our core businesses. During November 2017, the Company sold $8.9 million of net assets related to this business for proceeds of $29.9 million, which resulted in a pre-tax book gain of approximately $21.0 million.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating profit:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2017	2016	Amount	Percent
Financing interest expense	$(107,067)	$(113,418)	$(6,351)	(6)%
Net foreign currency gain (loss)	$31,487	$(9,233)	$40,720	NM
Net realized and unrealized gains on fuel price derivatives	$—	$711	$(711)	NM
Net unrealized gain on financial instruments	$1,314	$12,908	$(11,594)	(90)%
Non-cash adjustments related to tax receivable agreement	$15,259	$(563)	$15,822	NM
Income taxes	$15,450	$28,592	$(13,142)	(46)%
Net loss from non-controlling interest	$(1,096)	$(3,161)	$(2,065)	(65)%
NM - Not Meaningful
Financing interest expense decreased $6.4 million in 2017, as compared to 2016. The Company was unfavorably impacted by $30 million of ticking fees incurred for the commitment of funds to finance the acquisition of EFS in 2016. The absence of this expense in 2017 was partly offset by higher relative borrowings and effective interest rates under the 2016 Credit Agreement.
Our foreign currency exchange exposure is primarily related to the re-measurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. In 2017, net foreign currency gain was $31.5 million, as compared to a net foreign currency loss of $9.2 million in 2016. In 2017, we recognized gains on trade receivables and intercompany loans primarily from a strengthening of the British Pound Sterling and the Euro relative to the US dollar. In 2016, we experienced foreign currency exchange losses from fluctuations in exchange rates that resulted in a significant devaluation of major currencies to which our business is exposed, including the British Pound Sterling, the Euro and the Australian dollar.
Net realized and unrealized gains on fuel price derivatives were not material to Company operations in 2017 or 2016.
Net unrealized gain on financial instruments decreased $11.6 million in 2017, as compared to 2016. In 2017, the favorable impact of increases in the variable interest rates on our swap agreements was almost entirely offset by the decrease in remaining swap duration.
Non-cash adjustments related to tax receivable agreement were $15.3 million in 2017 resulting from a decrease in a tax sharing liability due to our former parent company as result of recent tax reform which reduced the federal statutory rate from 35% to 21%.

Our effective tax rate was 8.9 percent for 2017 as compared to 58.4 percent for 2016. The decrease in our tax rate was primarily due to the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Act and a decrease in non-deductible expense in 2017, partly offset by the increase in valuation allowance. The 2016 tax rate reflected non-deductible expenses related to the losses incurred by our Brazilian subsidiary, as these losses were not deductible for tax purposes.
During the fourth quarter of 2017, the Company estimated the provision for income taxes in accordance with the 2017 Tax Act and guidance available and as a result has recorded a provisional amount of one-time income tax benefit of approximately $60.6 million. This benefit is primarily related to the remeasurement of certain deferred tax assets and liabilities based on the tax rates at which they are expected to reverse in the future and a reduction in the amount due under our tax receivable agreement, which decreased primarily as a result of the decline in the federal corporate income tax rate. These favorable impacts were partly offset by income tax expense related to the one-time transition on the mandatory deemed repatriation of foreign earnings.
The 2017 Tax Act created a new requirement to tax certain foreign earnings relating to GILTI. During the year ended December 31, 2017, we did not record any deferred taxes related to GILTI and had not yet elected an accounting policy for GILTI.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to approximately $58.7 million and $25.8 million at December 31, 2017 and 2016, respectively. These earnings are considered to be indefinitely reinvested. Beginning in 2018, except for GILTI, the Company no longer records United States federal income tax on its share of the income of its foreign subsidiaries, nor a benefit for foreign tax credits related to that income.
Net income or loss from non-controlling interest relates to our 75 percent ownership stake in WEX Europe Services. Such amounts were not material to Company operations for 2017 and 2016.
Non-GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related ticking fees, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, gain on divestiture, impairment charges and asset write-offs, a one-time vendor settlement, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, adjustments attributed to our non-controlling interest and certain tax related items.
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes and the chief operating decision maker of the Company uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:

•
Exclusion of the non-cash, mark-to-market adjustments on financial instruments, including fuel-price related derivatives and interest rate swap agreements and investment securities, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these financial instruments. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, receivable and payable balances, certain intercompany balances denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.

•
The Company considers certain acquisition-related costs, including certain financing costs, ticking fees, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. During the year ended December 31, 2017, the Company determined that our Telapoint business did not align with the long-term strategy of our core businesses and as result sold the net assets of the business. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.

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

•
Impairment charges and asset write-offs represent non-cash write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. In 2018, impairment charges represent a goodwill impairment related to Fleet Solutions operations in Latin America. We also impaired certain computer software which was determined to have no future value in 2018. In 2017, we incurred impairment charges of certain prepaid services following a strategic decision to in-source certain technology functions and on certain payment processing software as part of our ongoing platform consolidation strategy. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry.

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

•	The adjustments attributable to non-controlling interests and to non-cash adjustments related to our tax receivable agreement have no significant impact on the ongoing operations of the business.

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

The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
	2018	2017	2016
Net income attributable to shareholders	$168,295	$160,062	$23,499
Unrealized gains on financial instruments	(2,579)	(1,314)	(7,901)
Net foreign currency remeasurement loss (gain)	38,800	(31,487)	9,233
Acquisition-related ticking fees	—	—	30,045
Acquisition-related intangible amortization	138,186	153,810	97,829
Other acquisition and divestiture related items	4,143	5,000	20,879
Gain on divestiture	—	(20,958)	—
Stock-based compensation	35,103	30,487	19,742
Restructuring and other costs	13,717	11,129	13,995
Impairment charges and asset write-offs	5,649	44,171	—
Vendor settlement	—	—	15,500
Debt restructuring and debt issuance cost amortization	14,101	10,519	12,673
Non-cash adjustments related to tax receivable agreement	775	(15,259)	563
ANI adjustments attributable to non-controlling interests	(1,370)	(1,563)	(2,583)
Tax related items	(52,538)	(109,251)	(78,800)
Adjusted net income attributable to shareholders	$362,282	$235,346	$154,674

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

Interchange income, a fee paid by a merchant bank to the card-issuing bank (the Company) through the interchange network, is earned from the Company’s suite of card products. Interchange fees are set by the credit card providers.

The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records.

Account servicing revenue is primarily comprised of monthly fees charged to cardholders. The Company also recognizes SaaS based service fees in the healthcare market and licensing fees for use of our accounts receivable and accounts payable SaaS platforms.

The Company earns revenue on overdue accounts, calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge.

The Company assesses fees for providing ancillary services, such as information products and services, software development projects and other services sold subsequent to the core offerings. Other revenues also include international settlement fees, fees for overnight shipping, certain customized electronic reporting and customer contact services provided on behalf of certain of the Company’s customers.

The Company’s primary performance obligation to merchants is a stand-ready commitment to provide payment and transaction processing services as the merchant requires, which is satisfied over time in daily increments.

Within our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments, we provide SaaS services and support, which is satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.

The Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. The Company considered whether such rebates constitute considerable payable to a customer or other parties that purchase services from the customer per Topic 606. If so, such rebates, which are considered variable consideration, are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized.

The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed.

The Company generally records revenue net of consideration retained based upon its conclusion that the Company is the agent in its principal versus agent relationships.

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

See Item 8 — Note 1, Summary of Significant Accounting Policies, for accounting guidance applied prior to the Company’s adoption of Topic 606.

Reserve for Credit Losses

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
The reserve for losses relating to accounts receivable represents management’s estimate of the losses inherent in the Company’s outstanding portfolio of receivables, including fraud losses. The reserve for credit losses reduces the Company’s accounts receivable balances as reported in its financial statements to the net realizable value.

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

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2018, we have an estimated reserve for credit losses which is 1.78 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent would increase or decrease the provision for credit losses for the year by $13.2 million. As of December 31, 2018, 2017 and 2016, our reserve for credit losses in an annual period has ranged from 0.97 percent to 1.78 percent of the total receivable balance.

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
  An acquisition not meeting the criteria to be accounted for as a business combination is accounted for as an asset acquisition. Asset acquisitions are recorded at purchase price allocated based on the the relative fair value of identifiable assets and liabilities. No goodwill is recorded in an asset acquisition.
  Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting unit may exceed its fair value. Acquired intangible assets result from the allocation of the cost of an acquisition. These acquired intangibles include assets that amortize, primarily software and customer relationships, and those that do not amortize, specifically trademarks and certain trade names. The annual review of goodwill and indefinite-lived intangibles values is performed as of October 1 of each year.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques.

In the fourth quarter of 2018, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units. For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have three reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value for the majority of our reporting units is estimated using a combination of discounted estimated future cash flows and prices for comparable businesses. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, working capital needs, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

Acquired intangible assets are considered non-recoverable if the carrying amount exceeds the sum of undiscounted cash flows expected to result from the use of the assets. The recoverability test is based on management’s intended use of the assets. If the asset fails the recoverability test, impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under FASB Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures, are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

We review the carrying values of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances would include, but are not limited to, a significant decrease in the perceived market price of the intangible, a significant adverse change in the way the asset is being used, or a history of operating or cash flow losses associated with the use of the intangible.
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
During our annual goodwill and indefinite -lived intangible asset impairment tests performed as of October 1, 2018, we assessed the impact of a customer loss significant to our Brazil fleet business. Based on a comparison of the calculated fair value of this reporting unit to its carrying value, the Company recorded a $3.2 million goodwill impairment charge. There is no remaining net goodwill associated with this reporting unit. For all other reporting units tested, our 2018 goodwill impairment test indicated an excess of estimated fair value over the carrying amount ranging from approximately $135 million to $4.3 billion.
Although no additional reporting units are deemed at risk of impairment as of December 31, 2018, the potential for impairment exists in the future should actual results deteriorate versus our current expectations. As of December 31, 2018, the Company had approximately $2.9 billion on its consolidated balance sheet related to goodwill and intangible assets of acquired entities.
The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. The Company did not record any goodwill and intangible asset impairments during the years ended December 31, 2017 and 2016.

Income Taxes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in current or long-term deferred tax assets and liabilities, the net amount of which we show as a line item on the consolidated balance sheet. All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined as more likely than not to be sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We must also assess the likelihood that the deferred tax assets will be realized.

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

New Accounting Standards
See Item 8 – Note 2, “Recent Accounting Pronouncements,” for recently issued accounting standards that have not yet been adopted.

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
Cash Flows
The table below summarizes our cash activities:

	Year ended December 31,
(In thousands)	2018	2017	2016
Net cash provided by (used for) operating activities	$400,229	$135,427	$(141,186)
Net cash used for investing activities	$(254,175)	$(168,054)	$(1,160,439)
Net cash (used for) provided by financing activities	$(102,728)	$359,385	$1,216,081

Operating Activities

•
Cash provided by operating activities for 2018 increased $264.8 million as compared to the prior year, resulting from lower relative increases in accounts receivable, net of associated accounts payable as compared to the prior year, the return of collateral as a result of contract renegotiations and higher net income adjusted for noncash charges.

•	Cash provided by operating activities for 2017 increased $276.6 million as compared to the prior year, primarily due to higher net income adjusted for non-cash charges.
Investing Activities

•
Cash used for investing activities for 2018 increased $86.1 million as compared to the prior year, resulting from a $162.8 million deposit paid to obtain a customer relationship intangible asset. Capital additions, primarily related to the development of internal-use software as we expand globally and provide competitive products and services to our customers, were generally consistent with 2017.

•
Cash used for investing activities for 2017 decreased $992.4 million as compared to the prior year. In 2016, we paid approximately $1.2 billion for EFS, the Company’s largest acquisition to date. Cash used for investing activities in 2017 was due to the acquisition of AOC and capital additions primarily related to the development of internal-use software. These impacts were partly offset by the sale of our Telapoint business after determining that its operations did not align with the core strategy of our Fleet business. The AOC acquisition was funded with cash on hand and through the Company’s 2016 Credit Agreement.

Financing Activities

•
Cash used for financing activities for 2018 was $102.7 million as compared to cash provided by financing activities of $359.4 million in the prior year. This was primarily due to net repayments under our 2016 Credit Agreement and our participation debt due to a WEX Bank factoring arrangement entered into in August 2018. These cash outflows were partly offset by $178.0 million of term loan borrowings as a result of the debt repricings in January 2018 and August 2018.

•
Cash provided by financing activities for 2017 decreased $856.7 million as compared to the prior year, resulting from lower relative borrowings under the 2016 Credit Agreement. During 2016, we successfully closed our 2016 credit agreement in conjunction with the EFS acquisition.

Liquidity
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on a revolving balance. The Company had approximately $18.9 million and $12.2 million of receivables with revolving credit balances as of December 31, 2018 and 2017, respectively.
At December 31, 2018, approximately 95 percent of the outstanding balance of $2.6 billion of total trade accounts receivable was 29 days or less past due and approximately 98 percent of the outstanding balance of total trade accounts receivable was 59 days or less past due. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2018 or December 31, 2017.
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
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $64.9 million and $58.7 million at December 31, 2018 and 2017, respectively. These earnings are considered to be indefinitely reinvested. As discussed above and in Item 8 – Note 14, Income Taxes, the United States enacted the 2017 Tax Act in December 2017, which impacted foreign undistributed earnings, among other things. The 2017 Tax Act imposed a one time “transition tax” on foreign undistributed earnings, which was included with our 2017 U.S. Income Tax Return. The Company offset the transition tax with net operating loss carryforwards and therefore this tax did not result in any additional cash tax payable. In December 2017, the Company reflected an estimate of the transition tax and recorded a provisional transition tax obligation of $9.1 million. In 2018, the Company completed a review of offshore earnings which resulted in a decrease in the tax obligation of $2.0 million. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable as applicable, to the various foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Earnings outside of the United States are accompanied by certain financial risks, such as changes in foreign currency exchange rates. Changes in foreign currency exchange rates may reduce the reported value of our foreign currency revenues, net of expenses and cash flows. We cannot predict changes in currency exchange rates, the impact of currency exchange rate changes nor the degree to which we will be able to manage the impact of currency exchange rate changes.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging between 6 months and five years, with interest rates ranging from 1.30 percent to 3.52 percent as of December 31, 2018, as compared to interest rates ranging from 1.00 percent to 2.15 percent as of December 31, 2017. As of December 31, 2018, we had approximately $850.8 million of certificates of deposit outstanding at a weighted average interest rate of 2.36 percent, compared to $937.7 million of certificates of deposit outstanding at a weighted average interest rate of 1.51 percent as of December 31, 2017.
WEX Bank also issues interest-bearing money market deposits with variable interest rates ranging from 2.48 percent to 2.53 percent as of December 31, 2018, as compared to variable interest rates ranging from 1.24 percent to 1.55 percent as of December 31, 2017. As of December 31, 2018, we had approximately $283.8 million of interest-bearing brokered money market deposits at a weighted average interest rate of 2.49 percent, compared to $285.9 million of interest-bearing brokered money market deposits at a weighted average interest rate of 1.49 percent as of December 31, 2017.
WEX Bank may issue additional brokered deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $138.1 million and $70.2 million of these deposits on hand at December 31, 2018 and 2017, respectively.

WEX Bank is required to maintain reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. The required reserve based on the outstanding customer deposits was $11.1 million and $8.4 million at December 31, 2018 and 2017, respectively.
WEX Bank also borrows from uncommitted federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were $309.0 million and $275.0 million as of December 31, 2018 and 2017, respectively, with no outstanding borrowings as of both December 31, 2018, and December 31, 2017.
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At December 31, 2017, there was no outstanding balance for ICS purchases. At December 31, 2018, no amounts were available under this arrangement. Subsequently, the funding capacity of $125.0 million was reinstated.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement provided for secured tranche A and tranche B term loan facilities in the original principal amount equal to $455.0 million and $1,200.0 million, respectively, and a $470.0 million secured revolving credit facility. Effective July 3, 2017, the Company entered into a First Amendment to the 2016 Credit Agreement, which repriced the secured term loans under the 2016 Credit Agreement. The consolidated leverage ratio as defined in the 2016 Credit Agreement (i.e. consolidated funded indebtedness to consolidated EBITDA), was also modified for purposes of calculating the interest rate margin for tranche A term loans and revolving loans and determining compliance with the financial covenant by allowing the Company to exclude up to $75 million of certain corporate cash balances for purposes of determining consolidated funded indebtedness. Effective October 30, 2017, the Company entered into a Second Amendment to the 2016 Credit Agreement, which added $100.0 million of capacity to its revolving line of credit to provide additional liquidity and flexibility during 2017.
On January 17, 2018, the Company entered into a Third Amendment to the 2016 Credit Agreement, which increased the outstanding amounts on the tranche B term loan by $153.0 million, reduced the applicable interest rate margin for the tranche B term loan and amended certain aspects of the financial covenants. On August 24, 2018, the Company entered into a Fourth Amendment to the 2016 Credit Agreement, which increased the amount available under the revolving credit facility by $150.0 million, provided for an additional tranche A term loan in the amount of $25.0 million, reduced the applicable interest rate margin at current levels for the Company’s revolving credit loans, extended the maturity date for the revolving credit facility and tranche A term loan to July 1, 2023, and amended certain aspects of the financial covenants. After giving effect to these amendments, the 2016 Credit Agreement provides for a secured tranche A term loan in the original principal amount of $480.0 million, a secured tranche B term loan in the original principal amount of $1,335.0 million and a $720.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in certain assets of the Company, subject to exceptions including the assets of WEX Bank.
Following the August 2018 repricing, the applicable interest rate margin for the revolving credit loans and tranche A term loans was 2.00% for LIBOR borrowings and 1.00% for base rate borrowings, and the applicable interest rate margin for tranche B term loans was 2.25% for LIBOR borrowings and 1.25% for base rate borrowings.
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provides for an additional tranche A term loan in the principal amount of $300 million, increasing the outstanding principal on the tranche A term loans to $723.7 million. In addition, subject to certain conditions, the amendment provides delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company fully drew down this commitment, consisting of $250.0 million in tranche A term loans and an incremental $50.0 million of revolving credit loans in order to fund the acquisition of Discovery Benefits.
    Incremental loans of up to the greater of $375.0 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated leverage ratio test could be made available under the 2016 Credit Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.
The 2016 Credit Agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the 2016 Credit Agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2018.
As of December 31, 2018, we had no outstanding borrowings against our $720.0 million revolving credit facility, which terminates in July of 2023. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility, both of which expire in July 2023, totaled $1.7 billion at December 31, 2018. As of December 31, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.7 percent.
See Item 8 – Note 15, Financing and Other Debt, for further information regarding interest rates, voluntary prepayments rights and principal payments required under the 2016 Credit Agreement.

Ticking Fees
In January 2016, we began to incur ticking fees for the debt financing commitment associated with the 2016 Credit Agreement in anticipation of the then pending acquisition of EFS. Through June 30, 2016, we recorded $30 million of ticking fees, which are included in financing interest expense. These ticking fees were calculated based on the financing commitment of an aggregate principal amount of $2.125 billion that remained in place until the closing of the EFS acquisition on July 1, 2016. The total amount of ticking fees paid at the closing of the EFS acquisition was $22.2 million. The excess ticking fees of $7.9 million were netted against the net debt issuance costs related to the 2016 Credit Agreement and will be amortized over the 2016 Credit Agreement’s terms using the effective interest method for the tranche A and B term loans and the revolver.
Notes Outstanding
On January 30, 2013, the Company completed an offering of Notes at an issue price of 100.0 percent of the principal amount of $400 million, plus accrued interest, from January 30, 2013.
WEX Latin America Debt
WEX Latin America had debt of approximately $16.2 million and $9.7 million as of December 31, 2018 and 2017, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. As of December 31, 2018 and 2017, the interest rate was 23.59% and 24.10%, respectively.
Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The Company had funding capacity of $180.0 million at December 31, 2018 under these agreements, which terminate on June 30, 2019, August 31, 2020, and on demand. Amounts outstanding under the participation agreements as of December 31, 2018 were $64.8 million and $50.0 million and were recorded in short-term debt, net and long-term debt, net, respectively. Amounts outstanding under the participation agreements were $135.0 million and $50.0 million and recorded in short-term debt, net and long-term debt, net, respectively, as of December 31, 2017.
Australian Securitization Facility
The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expires April 2019. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.89 percent and 2.53 percent as of December 31, 2018 and 2017, respectively. The Company had securitized debt under this facility of approximately $87.0 million and $90.0 million as of December 31, 2018 and 2017, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The interest rate was 0.98 percent and 1.11 percent as of December 31, 2018 and December 31, 2017, respectively. The Company had $18.0 million and $17.9 million of securitized debt under this facility as of December 31, 2018 and December 31, 2017, respectively.

WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to WEX Latin America’s continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our consolidated balance sheets.
During 2017, WEX Latin America securitized approximately $49.1 million of receivables to the investment fund for cash proceeds of approximately $43.8 million. This $5.3 million discount was recognized as operating interest in the Company’s consolidated statements of income using the effective interest method over the weighted average term of the salary advances. The Company had $30.1 million and $19.0 million of securitized debt under this facility as of June 30, 2018 and December 31, 2017, respectively.
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. Additionally, the Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, the securitization arrangement meets the derecognition conditions and transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables.

During the year ended December 31, 2018, the Company sold approximately $39.8 million of receivables and recognized a $6.9 million gain on sale of receivables, consisting of the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue in our consolidated income statement. Cash proceeds from the transfer of these receivables is reflected as an operating activity within our consolidated statement of cash flows.
WEX Bank Accounts Receivable Factoring
In August 2018, WEX Bank entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of a negotiated discount rate and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
The Company sold approximately $3.2 billion of receivables under this arrangement during year ended December 31, 2018. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within the Company’s consolidated statement of cash flows. The loss on factoring was not material for the year ended December 31, 2018.
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
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $713.8 million and $574.4 million of receivables under this arrangement during years ended December 31, 2018 and December 31, 2017, respectively. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2018 and December 31, 2017 were insignificant.
Other Liquidity Matters
At December 31, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of December 31, 2018, we maintained four interest rate swap contracts that mature between December 2020 and December 2022. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.0 billion of our variable rate borrowings at between 1.108 percent to 2.212 percent. After December 31, 2018, the Company entered into three additional interest rate swap contracts. See Item 8 – Note 12, Derivative Instruments, Item 8 – Note 18, Fair Value and Item 8 – Note 25, Subsequent Events for more information.
We discuss our hedging strategies relative to commodity and interest rate risk in Item 7A below.
The Company’s long-term cash requirements consist primarily of amounts owed on the 2016 Credit Agreement, the Notes and the amounts due to Wyndham Worldwide Corporation (see Item 8 – Note 16, Tax Receivable Agreement) as part of its tax receivable agreement and various facility lease agreements.
As of December 31, 2018, we had $53.5 million in letters of credit outstanding and $666.5 million in remaining borrowing capacity under the 2016 Credit Agreement, subject to the covenants as described above.
We currently have authorization from our Board to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of December 31, 2018. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Contractual Obligations
The table below summarizes the estimated dollar amounts of payments under contractual obligations as of December 31, 2018, for the periods specified:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(a)	$137,437	$14,794	$31,206	$25,809	$65,628
Debt Obligations
Term Loans	1,745,084	35,278	70,557	1,639,249	—
Interest payments on term loans(b)	352,505	81,190	157,406	113,909	—
$400 million notes offering	400,000	—	—	400,000	—
Interest on $400 million notes offering	77,583	19,000	38,000	20,583	—
Other debt(c)	131,091	81,091	50,000	—	—
Securitization facility(d)	106,872	106,872	—	—	—
Other Commitments
Certificates of deposit	850,813	505,582	345,231	—	—
Minimum volume purchase commitments(e)	170,501	170,501	—	—	—
Tax receivable agreement(f)	13,571	10,771	2,800	—	—
Total	$3,985,457	$1,025,079	$695,200	$2,199,550	$65,628
(a) Operating lease obligations – We lease office space and equipment under long-term operating leases. See Item 8 – Note 19, Commitments and Contingencies, for more information.
(b) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2018. See Item 8 – Note 15, Financing and Other Debt, for more information.
(c) Other debt – This amount consists of participation debt at WEX Bank and debt balances at one of the Company’s subsidiaries. Interest payments due were not included as the amount was not material.
(d) Securitization facility – Interest payments due on the securitization facility are not included as the amount was not material.
(e) Minimum volume purchase commitments – One of the Company’s subsidiaries is required to purchase a minimum amount of fuel from their suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. Starting in 2020, annual volume commitments reset based on prior year volume purchased. The table above represents the Company’s annual penalty assuming we purchase no fuel under these commitments after December 31, 2018.

(f) Tax receivable agreement – As a consequence of the Company’s separation from its former parent company in 2005, the tax basis of the Company’s net tangible and intangible assets increased, reducing the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company is contractually obligated to remit a portion of any such cash savings to a third party. The estimate of payments owed is reflected as Amounts due under tax receivable agreement on the consolidated balance sheets. See Item 8 – Note 16, Tax Receivable Agreement, for more information.
The Company has excluded $9.0 million in gross unrecognized tax benefits as of December 31, 2018 from the table above due to the uncertainty about the timing of payments to the taxing authority.
Off-balance Sheet Arrangements
In addition to the operating leases included in the table above, we have the following off-balance sheet arrangements as of December 31, 2018:

•
Extension of credit to customers – We have entered into commitments to extend credit in the ordinary course of business. We had approximately $7.0 billion of unused commitments to extend credit at December 31, 2018, as part of established customer agreements. These amounts may increase or decrease during 2019 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit – As of December 31, 2018, we had $53.5 million outstanding in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

•	Accounts receivable factoring and securitization – See Item 8 – Note 13, Off-Balance Sheet Arrangements, for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Interest Rate Risk
2016 Credit Agreement
At December 31, 2018, we had variable-rate borrowings of $1.7 billion under our 2016 Credit Agreement. We periodically review the projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. During 2016 and 2017, we entered into five interest rate swap contracts, one of which matured in December 2018. As of December 31, 2018, these derivative contracts are intended to fix the future interest payments associated with $1.0 billion of our variable rate borrowings at between 1.108% to 2.212% and expire at various dates through December 2022. See Item 8 – Note 12, Derivative Instruments, for more information.
Deposits
At December 31, 2018, WEX Bank had deposits (including certificates of deposits and interest bearing money market deposits) outstanding of $1.3 billion. The deposits are generally short-term in nature, though they are issued in up to five-year maturities. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2018 remain constant. Actual results may differ materially.

2019 impact of 1.00% increase in interest rates
2016 Credit Agreement	$6,951
Securitized debt	$1,069
Participation agreements	$1,148
Certificates of deposits	$2,247
Money market deposits	$2,838
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
Commodity Price Risk
Since the first quarter of 2016, we are not hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2019, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
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

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 18, 2019

We have served as the Company's auditor since 2003.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues
Payment processing revenue	$723,991	$569,166	$520,619
Account servicing revenue	308,096	276,570	211,012
Finance fee revenue	208,627	188,792	132,968
Other revenue	251,925	214,049	147,889
Total revenues	$1,492,639	$1,248,577	$1,012,488
Cost of services
Processing costs	309,450	278,056	270,717
Service fees	53,655	72,957	79,367
Provision for credit losses	66,482	64,218	33,458
Operating interest	38,407	24,993	12,386
Depreciation and amortization	79,935	74,061	62,879
Total cost of services	547,929	514,285	458,807
General and administrative	209,319	184,339	185,557
Sales and marketing	229,234	163,654	130,827
Depreciation and amortization	119,870	129,663	78,772
Impairment charges and asset write-offs	5,649	44,171	—
Gain on divestiture	—	(20,958)	—
Operating income	380,638	233,423	158,525
Financing interest expense	(105,023)	(107,067)	(113,418)
Net foreign currency (loss) gain	(38,800)	31,487	(9,233)
Net realized and unrealized gains on fuel price derivatives	—	—	711
Non-cash adjustments related to tax receivable agreement	(775)	15,259	(563)
Net unrealized gain on financial instruments	2,579	1,314	12,908
Income before income taxes	238,619	174,416	48,930
Income taxes	68,843	15,450	28,592
Net income	169,776	158,966	20,338
Less: Net income (loss) from non-controlling interest	1,481	(1,096)	(3,161)
Net income attributable to shareholders	$168,295	$160,062	$23,499

Net income attributable to WEX Inc. per share:
Basic	$3.90	$3.72	$0.58
Diluted	$3.86	$3.71	$0.57
Weighted average common shares outstanding:
Basic	43,156	42,977	40,809
Diluted	43,574	43,105	40,914
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$169,776	$158,966	$20,338
Changes in investment securities, net of tax benefit of $3 in 2017 and $144 in 2016	—	(5)	(251)
Foreign currency translation	(28,535)	34,295	(28,411)
Comprehensive income (loss)	141,241	193,256	(8,324)
Less: Comprehensive income (loss) attributable to non-controlling interest	1,007	(1,554)	(1,778)
Comprehensive income (loss) attributable to WEX Inc.	$140,234	$194,810	$(6,546)
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$541,498	$503,519
Restricted cash	13,533	18,866
Accounts receivable (net of allowances of $46,948 in 2018 and $33,387 in 2017)	2,584,203	2,455,907
Securitized accounts receivable, restricted	109,871	150,235
Prepaid expenses and other current assets	149,021	77,532
Total current assets	3,398,126	3,206,059
Property, equipment and capitalized software (net of accumulated depreciation of $307,750 in 2018 and $264,928 in 2017)	187,868	163,908
Goodwill	1,832,129	1,876,132
Other intangible assets (net of accumulated amortization of $509,055 in 2018 and $392,827 in 2017)	1,034,194	1,154,047
Investment securities	24,406	23,358
Deferred income taxes, net	9,643	7,721
Other assets	284,229	257,641
Total assets	$6,770,595	$6,688,866
Liabilities and Stockholders’ Equity
Accounts payable	$814,742	$843,180
Accrued expenses	325,801	315,346
Short-term deposits	927,444	986,989
Short-term debt, net	216,517	397,218
Other current liabilities	27,067	33,123
Total current liabilities	2,311,571	2,575,856
Long-term debt, net	2,133,923	2,027,752
Long-term deposits	345,231	306,865
Deferred income taxes, net	151,685	116,248
Other liabilities	32,261	32,045
Total liabilities	4,974,671	5,058,766
Commitments and contingencies (Note 19)
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,557 issued in 2018 and 47,352 in 2017; 43,129 shares outstanding in 2018 and 43,022 in 2017	475	473
Additional paid-in capital	593,262	569,319
Retained earnings	1,481,593	1,312,660
Accumulated other comprehensive loss	(117,291)	(89,230)
Treasury stock at cost; 4,428 shares in 2018 and 2017	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,785,697	1,620,880
Non-controlling interest	10,227	9,220
Total stockholders’ equity	1,795,924	1,630,100
Total liabilities and stockholders’ equity	$6,770,595	$6,688,866
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2016	43,079	$431	$174,972	$(93,933)	$(172,342)	$1,128,953	$12,437	$1,050,518
Stock issued	82	1	299	—	—	—	—	300
Share repurchases for tax withholdings	—	—	(2,200)	—	—	—	—	(2,200)
Stock-based compensation expense	—	—	19,742	—	—	—	—	19,742
Tax deficiency from stock options and restricted stock units	—	—	(99)	—	—	—	—	(99)
Stock issued for July 1, 2016 purchase of EFS	4,012	40	354,913	—	—	—	—	354,953
Changes in investment securities, net of tax benefit of $144	—	—	—	(251)	—	—	—	(251)
Foreign currency translation	—	—	—	(29,794)	—	—	1,383	(28,411)
Net income (loss)	—	—	—	—	—	23,499	(3,161)	20,338
Balance at December 31, 2016	47,173	$472	$547,627	$(123,978)	$(172,342)	$1,152,452	$10,659	$1,414,890
Cumulative-effect adjustment [1]	—	—	—	—	—	261	—	261
Balance at January 1, 2017	47,173	$472	$547,627	$(123,978)	$(172,342)	$1,152,713	$10,659	$1,415,151
Other	—	—	—	—	—	(115)	115	—
Stock issued	178	1	732	—	—	—	—	733
Share repurchases for tax withholdings	—	—	(9,527)	—	—	—	—	(9,527)
Stock-based compensation expense	1	—	30,487	—	—	—	—	30,487
Changes in investment securities, net of tax benefit of $3	—	—	—	(5)	—	—	—	(5)
Foreign currency translation	—	—	—	34,753	—		(458)	34,295
Net income (loss)	—	—	—	—	—	160,062	(1,096)	158,966
Balance at December 31, 2017	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,312,660	$9,220	$1,630,100
Cumulative-effect adjustment [2]	—	—	—	—	—	638	—	638
Balance at January 1, 2018	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,313,298	$9,220	$1,630,738
Stock issued	205	2	2,428	—	—	—	—	2,430
Share repurchases for tax withholdings	—	—	(12,372)	—	—	—	—	(12,372)
Stock-based compensation expense	—	—	33,887	—	—	—	—	33,887
Foreign currency translation	—	—	—	(28,061)	—	—	(474)	(28,535)
Net income	—	—	—	—	—	168,295	1,481	169,776
Balance at December 31, 2018	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
1 Includes the impact of modified retrospective transition as part of the Company’s adoption of ASU 2016–09 to recognize previously disallowed excess tax benefits that increased a net operating loss.
2 Includes the impact of the Company’s modified retrospective adoption as part of Topic 606.
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$169,776	$158,966	$20,338
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss (gain)	21,924	12,565	(21,271)
Stock-based compensation	33,887	30,487	19,742
Depreciation and amortization	199,805	203,724	141,651
Ticking fees expensed	—	—	30,045
Debt restructuring and debt issuance cost amortization	9,674	7,957	12,673
Gain on divestiture	—	(20,958)	—
Provision for deferred taxes	31,334	(4,234)	19,499
Provision for credit losses	66,482	64,218	33,458
Impairment charges and asset write-offs	5,649	44,171	—
Non-cash adjustments related to tax receivable agreement	775	(15,259)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(201,637)	(540,470)	(389,157)
Prepaid expenses and other current and other long-term assets	68,014	(3,043)	(59,255)
Accounts payable	(3,588)	195,773	66,184
Accrued expenses	8,654	(2,378)	1,669
Income taxes	(2,107)	9,484	(14,614)
Other current and other long-term liabilities	(8,413)	(5,576)	(2,148)
Net cash provided by (used for) operating activities	400,229	135,427	(141,186)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(87,152)	(79,276)	(61,799)
Purchase of equity investment	(2,771)	(4,553)	—
Purchases of investment securities	(1,768)	(474)	(5,853)
Maturities of investment securities	266	631	495
Acquisition and investment, net cash	(162,750)	(114,282)	(1,093,282)
Proceeds from divestiture	—	29,900	—
Net cash used for investing activities	(254,175)	(168,054)	(1,160,439)
Cash flows from financing activities
Excess tax benefits from equity instrument share-based payment arrangements	—	—	597
Repurchase of share-based awards to satisfy tax withholdings	(12,372)	(9,527)	(2,200)
Proceeds from stock option exercises	2,430	733	300
Net change in deposits	(20,360)	173,052	248,926
Net activity on other debt	(62,290)	68,525	62,474
Borrowings on revolving credit facility	1,570,983	4,367,168	3,505,732
Repayments on revolving credit facility	(1,707,478)	(4,239,241)	(3,707,248)
Borrowings on term loans	178,000	—	1,643,000
Repayments on term loans	(35,791)	(34,750)	(476,126)
Debt issuance costs	(5,841)	(985)	(40,868)
Net change in securitized debt	(10,009)	34,410	3,665
Ticking fees paid	—	—	(22,171)
Net cash (used for) provided by financing activities	(102,728)	359,385	1,216,081
Effect of exchange rates on cash, cash equivalents and restricted cash	(10,680)	(17,715)	2,791
Net change in cash, cash equivalents and restricted cash	32,646	309,043	(82,753)
Cash, cash equivalents and restricted cash, beginning of year(a)	522,385	213,342	296,095
Cash, cash equivalents and restricted cash, end of year(a)	$555,031	$522,385	$213,342

Supplemental cash flow information
Interest paid	$141,476	$128,888	$116,272
Income taxes paid	$39,225	$6,679	$23,946
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$8,569	$4,596	$10,900
Issuance of common stock in a business combination	$—	$—	$354,953
(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Cash and cash equivalents at beginning of year	$503,519	$190,930	$278,158
Restricted cash at beginning of year	18,866	22,412	17,937
Cash, cash equivalents and restricted cash at beginning of year	$522,385	$213,342	$296,095

Cash and cash equivalents at end of year	$541,498	$503,519	$190,930
Restricted cash at end of year	13,533	18,866	22,412
Cash, cash equivalents and restricted cash at end of year	$555,031	$522,385	$213,342
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Business Description
WEX Inc. (“Company”, “we” or “our”) is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide their customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships which include major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners.
Basis of Presentation
The accompanying consolidated financial statements for the years ended December 31, 2018, 2017 and 2016, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The Company rounds amounts in the consolidated financial statements to thousands within tables and millions within text (unless otherwise specified), and calculates all percentages and per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot, or recalculate based on reported numbers due to rounding.
Revision of Prior Period Financial Statements for Correction of Immaterial Errors
During the Company’s 2018 year-end close process, management identified immaterial errors in the financial statements of our Brazilian subsidiary that were consolidated into certain of our previously filed financial statements. These errors, which began to be made before 2015, are primarily related to accounts receivable and accounts payable in Brazil in our Fleet Solutions segment. Our financial statements have been revised to correct these errors. Additionally, because we are revising our financial statements to correct these errors, we determined to also revise the financial statements to correct other immaterial errors impacting prior years that were not previously recorded. Collectively, hereinafter these revisions to correct are referred to as the “Revised” financial statements and “Revision”. Management believes that the effects of this Revision are not material to our previously issued consolidated financial statements.
    The effects of the Revision on our consolidated statements of income were as follows:

	Year Ended December 31, 2017
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised

Total revenues	$1,250,548	$(3,325)	$1,354	$1,248,577
Processing costs	$279,497	$(1,441)	$—	$278,056
Provision for credit losses	$61,148	$3,070	$—	$64,218
General and administrative	$182,092	$—	$2,247	$184,339
Net foreign currency gain	$29,919	$—	$1,568	$31,487
Income taxes	$19,525	$(2,023)	$(2,052)	$15,450
Net income	$159,170	$(2,931)	$2,727	$158,966
Net income attributable to shareholders	$160,266	$(2,931)	$2,727	$160,062

Net income attributable to WEX Inc. per share
Basic	$3.73	$(0.07)	$0.06	$3.72
Diluted	$3.72	$(0.07)	$0.06	$3.71

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2016
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised

Total revenues	$1,018,460	$—	$(5,972)	$1,012,488
Processing costs	$240,196	$30,521	$—	$270,717
Provision for credit losses	$33,348	$110	$—	$33,458
Net foreign currency loss	$(7,665)	$—	$(1,568)	$(9,233)
Income taxes	$29,625	$—	$(1,033)	$28,592
Net income	$57,476	$(30,631)	$(6,507)	$20,338
Net income attributable to shareholders	$60,637	$(30,631)	$(6,507)	$23,499

Net income attributable to WEX Inc. per share
Basic	$1.49	$(0.75)	$(0.16)	$0.58
Diluted	$1.48	$(0.75)	$(0.16)	$0.57
The effects of the Revision on our consolidated balance sheets were as follows:

	December 31, 2017
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Assets
Cash and cash equivalents	$508,072	$—	$(4,553)	$503,519
Accounts receivable, net of allowances	$2,517,980	$(56,393)	$(5,680)	$2,455,907
Prepaid expenses and other current assets	$69,413	$—	$8,119	$77,532
Deferred income taxes, net	$7,752	$848	$(879)	$7,721
Other assets	$253,088	$—	$4,553	$257,641

Liabilities
Accounts payable	$811,362	$29,570	$2,248	$843,180
Other current liabilities	$24,795	$(1,629)	$9,957	$33,123
Deferred income taxes, net	$119,283	$455	$(3,490)	$116,248
Other liabilities	$32,683	$—	$(638)	$32,045

Stockholders' equity
Retained earnings	$1,404,683	$(85,506)	$(6,517)	$1,312,660
Accumulated other comprehensive loss	$(90,795)	$1,565	$—	$(89,230)
The effects of the Revision on our consolidated statements of cash flows were as follows:

	Year Ended December 31, 2017
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Net cash provided by operating activities	$129,403	—	6,024	$135,427
Net cash used for investing activities	$(163,501)	—	(4,553)	$(168,054)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(11,691)	—	(6,024)	$(17,715)
Cash, cash equivalents and restricted cash, end of year	$526,938	—	(4,553)	$522,385

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2016
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Net cash used for operating activities	$(146,656)	$1,831	$3,639	$(141,186)
Effect of exchange rates on cash, cash equivalents and restricted cash	$6,430	$—	$(3,639)	$2,791
Cash, cash equivalents and restricted cash, beginning of year	$297,926	$(1,831)	$—	$296,095
The following table presents the effects of the Revision on our retained earnings and accumulated other comprehensive loss as of January 1, 2016:

	January 1, 2016
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Retained earnings	$1,183,634	$(51,943)	$(2,738)	$1,128,953
Accumulated other comprehensive loss	$(103,451)	$9,518	$—	$(93,933)

The following table presents the increase (decrease) of the effects of the Revision on Note 26 - Quarterly Financial Results (Unaudited):

(Unaudited)	Three Months Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$(801)	$(78)	$3,927	$(43)
Operating income	$5,497	$(2,487)	$1,876	$574
Net income attributable to shareholders	$3,337	$(874)	$(678)	$3,972
Earnings per share:
Basic	$0.08	$(0.02)	$(0.02)	$0.09
Diluted	$0.08	$(0.02)	$(0.01)	$0.09

2017
Total revenues	$1,096	$(16)	$(3,325)	$274
Operating income	$(4,051)	$4,866	$(12,904)	$6,242
Net income attributable to shareholders	$(2,522)	$2,680	$(7,739)	$7,377
Earnings per share:
Basic	$(0.06)	$0.06	$(0.18)	$0.17
Diluted	$(0.06)	$0.06	$(0.18)	$0.17
Other Reclassification Changes to Prior Year Financial Statement Presentation
Effective January 1, 2018, the Company modified the presentation of the balance sheets and statements of income and changed how it allocates certain costs to its segments. These changes enhance the information reported to the users of our financial statements. Prior period amounts have been recast to conform with this presentation.
The Company now classifies assets and liabilities as current and non-current within our consolidated balance sheets according to the normal twelve month operating cycle of our business. As a result of this change, total assets and total liabilities have increased by $3.7 million compared to what was reported within our Annual Report on Form 10–K for the year ended December 31, 2017 due to a gross-up of interest rate swap arrangements to reflect their corresponding short and long-term portions. See Note 18, Fair Value, for more information on the fair value of our interest rate swap arrangements.
Additionally, the Company has modified the presentation of certain line items in the consolidated statements of income. Under the modified presentation, costs of services are segregated from other operating expenses. Operating expenses have been reclassified into functional categories in order to provide additional detail into the underlying drivers of changes in operating expenses and align presentation with industry practice. The revised presentation did not result in a change to previously reported revenues, operating income, income before income taxes or net income.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions. Additionally, other third-parties are utilized in performing services directly related to generating revenue. With the adoption of Topic 606, effective January 1, 2018 fees paid to third-party networks are no longer recorded as service fees and are now prospectively presented as a reduction of revenues.

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

•
Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions and related expenses for sales, marketing and other related activities. With the adoption of Topic 606, effective January 1, 2018 certain payments to partners are now prospectively classified as sales and marketing expenses .

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

Use of Estimates and Assumptions
The Company prepares its consolidated financial statements in conformity with GAAP and with the Rules and Regulations of the SEC, specifically Regulation S–X and the instructions to Form 10–K. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates and those differences may be material.
Cash and Cash Equivalents
Highly liquid investments with remaining maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash and cash equivalents include amounts held in Eurodollar time deposits and money market funds, which are unsecured short-term investments entered into with financial institutions.
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties or funds required to be maintained on hand under certain vendor agreements. This restricted cash, which is not available to fund the Company’s operations, totaled $13.5 million and $18.9 million as of December 31, 2018 and 2017, respectively. We maintain an offsetting liability against restricted cash collected and remitted on behalf of our customers.
Accounts Receivable, Net of Allowances

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts receivable, net of allowances consist of amounts billed and due from third parties. We often extend short-term credit to cardholders and pay the merchant for the purchase price, less the fees we retain and record as revenue. We subsequently collect the total purchase price from the cardholder.
The amounts due are stated at their net realizable value. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. The allowance for credit losses reflects management’s estimate of uncollectable balances resulting from credit and fraud losses and is based on the determination of the amount of expected credit losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, changes in customer payment patterns, economic trends, geography and other information in order to make judgments as to probable credit losses. Management also uses historical charge-off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above. The balance also includes a reserve for waived finance fees, which is used to maintain customer goodwill and recorded against the late fee revenue recognized.
Investment Securities
As a result of adopting ASU 2016–01, effective January 1, 2018, changes in the fair value of investment securities are included in net unrealized gain on financial instruments within our consolidated statements of income. Prior to adoption, unrealized gains and losses, net of tax, were reported on the consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Interest and dividends earned on investment securities are included in other revenue. Investment securities held by the Company were purchased and are held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest and foreign currency exchange rate volatility. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. The Company’s derivative instruments have not been designated as hedges; therefore, both realized and unrealized gains and losses are recognized in earnings. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Depreciation is primarily computed using the straight-line method over the estimated useful lives shown below.
Below are the estimated useful lives for assets in service during 2018:

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Internal-use computer software	1.5 to 7 years
Computer software	3 years
Leasehold improvements are depreciated using the straight-line method over the lesser of the remaining lease term or the useful life of the asset.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below are the amounts of internal-use software capitalized and amortized:

	Year ended December 31,
(in thousands)	2018	2017	2016
Amounts capitalized for internal-use computer software (including work-in-process)	$46,382	$50,682	$55,379
Amounts expensed for amortization of internal-use computer software	$38,632	$32,582	$27,581
Acquisitions
For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition. Acquiree results of operations are included in consolidated results of the Company from the date of the respective acquisition. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.
All other acquisitions are accounted for as asset acquisitions and the purchase price is allocated to the net assets acquired with no recognition of goodwill. Following the acquisition date, the purchase price is not subsequently adjusted.
The fair value of assets acquired and liabilities assumed is typically determined using a discounted cash flow valuation method, though the Company utilizes alternative valuation methods when deemed appropriate. Significant acquisition valuation assumptions typically include estimated asset useful lives, timing and amount of future cash flows, applicable discount rates and customer attrition rates.
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
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to the reporting unit’s implied fair value.
Effective October 1, 2018, the Company adopted ASU 2017–04, which simplified the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test (See Note 2, Recent Accounting Pronouncements, for further information regarding ASU 2017–04). Following adoption, the Company performs its annual goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and, if necessary, recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. The Company’s annual goodwill impairment test performed as of October 1, 2018 identified a $3.2 million impairment related to our Brazil fleet reporting unit. No other impairment charges were identified. See

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 9, Goodwill and Other Intangible Assets, for further information. The Company’s annual goodwill and intangible asset impairment tests performed as of October 1, 2017 and 2016 did not identify any impairment.
Our European fleet and Brazil benefits reporting units had negative carrying values as of October 1, 2018. Our 2018 annual goodwill impairment test indicated an excess of estimated fair value greater than the carrying values of these reporting units of approximately $180 million and $250 million, respectively. As of December 31, 2018, goodwill assigned to these reporting units totaled approximately $35.8 million and $14.3 million, respectively. Such amounts are included in our Fleet Solutions and Health and Employee Benefit Solutions segments, respectively.
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
Impairment and Disposals of Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a significant adverse change in the manner the asset is being used, indicate the carrying amount of the asset may not be recoverable. The Company compares the estimated undiscounted future cash flows associated with these assets or operations to their carrying value to determine if a write-down to fair value is required. See Note 22, Impairment and Restructuring Activities, for further discussion on impairments and asset write-offs.
Fair Value of Financial Instruments
The Company holds mortgage-backed securities, fixed-income securities, money market funds, derivatives (see Note 12, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
Revenue Recognition
The Company adopted ASU 2014–09 (“Topic 606”) on January 1, 2018, utilizing the modified retrospective method. Under the modified retrospective method, prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition. See Note 2, Recent Accounting Pronouncements, for further information regarding the adoption impact. Topic 606 does not apply to rights or obligations associated with financial instruments, which continue to be within the scope of Topic 310, Receivables. In addition, gains on the sale of WEX Latin America receivables are included in other revenue and are within the scope of ASC 860, Transfers and Servicing.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. The transaction-based fees are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. Prior to adoption of Topic 606, the Company recognized revenues when persuasive evidence of an arrangement existed, the products and services had been provided to the client, the sales price was fixed or determinable and collectability was reasonably assured. Subsequent to adoption of Topic 606, revenue is recognized based on the value of services transferred to date using a time elapsed output method. The change in accounting guidance did not result in a change in the pattern or timing of our revenue recognition. Point-in-time revenue recognized during the year ended December 31, 2018 was not material. See Note 3, Revenue, for further information regarding accounting policies applied before and after the Company's adoption of Topic 606 as well as for a description of the major components of revenue.
The Company generally records revenue net of consideration retained based upon its conclusion that the Company is the agent in its principal versus agent relationships. Prior to the adoption of Topic 606, this conclusion was based on the following criteria: (i) the Company is not the primary obligor in the arrangement; (ii) the Company has no inventory risk; (iii) the Company does not have reasonable latitude with respect to establishing the price for the product; (iv) the Company does not make any changes to the product or have any involvement in the product specifications; and, (v) the amount the Company earns for its services is fixed, within a limited range. Under Topic 606, the Company evaluated the nature of its promise to the customer and determined that it does not control a promised good or service before transferring that good or service to the customer, but rather arranges for another entity to provide the goods or services.
The Company enters into contracts with certain large customers or partners that provide for fee rebates tied to performance milestones. Rebates and incentives are calculated based on estimated performance and the terms of the related business agreements. Prior to the adoption of Topic 606, certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments were recorded as a reduction in revenue in the same period that revenue was earned or performance occurs. Subsequent to the adoption of Topic 606, these amounts are now reflected within sales and marketing expense on our consolidated statements of income. See Note 2, Recent Accounting Pronouncements, for further information regarding the adoption impact.
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company estimates the fair value of service-based stock option awards and market performance-based stock option awards on the grant date using a Black-Scholes-Merton valuation model and a Monte Carlo simulation model, respectively. The fair value of Restricted Stock Units (“RSUs”), including Performance Based Restricted Stock Units (“PBRSUs”), is determined and fixed on the grant date based on the closing price of the Company’s stock price.
Stock-based compensation expense is net of estimated forfeitures and is recorded over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of market performance-based stock options and PBRSUs.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2018, 2017 and 2016, advertising expense was $16.3 million, $17.1 million and $14.9 million, respectively.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units (“DSUs”) outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested performance-based awards for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(In thousands)	2018	2017	2016
Net income attributable to shareholders	$168,295	$160,062	$23,499

Weighted average common shares outstanding – Basic	43,156	42,977	40,809
Dilutive impact of share-based compensation awards	418	128	105
Weighted average common shares outstanding – Diluted	43,574	43,105	40,914
For the years ended December 31, 2018, 2017 and 2016, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency gain (loss) in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss. In addition, gains and losses associated with the Company’s foreign currency exchange derivatives are recorded in net foreign currency gain (loss) in the consolidated statements of income.
Accumulated Other Comprehensive Loss (“AOCL”)
For the year ended December 31, 2018, AOCL consists entirely of unrealized gains and losses on foreign currency translation adjustments pertaining to the net investment in foreign operations. For the years ended December 31, 2017 and 2016, AOCL also included less than $1 million related to unrealized gains and losses on investment securities. Realized gains or losses on investment securities are classified as non-operating in the consolidated statements of income. Amounts are recognized net of tax to the extent applicable.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2018
ASU 2014–09
This standard supersedes most existing revenue recognition guidance under GAAP. This revenue recognition standard requires entities to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted ASU 2014–09 on January 1, 2018 using the modified retrospective approach to those contracts that were not completed as of January 1, 2018.

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

Certain amounts paid to partners in our Fleet Solutions and Travel and Corporate Solutions segments have been determined to fall under the “cost to obtain a contract” guidance. As a result, these amounts, which were previously presented as a reduction of revenues, are now reflected within sales and marketing expense on our consolidated statements of income. This change increased both reported revenues and expenses for the year ended December 31, 2018 by $60.7 million.

Network fees paid by all three of our segments, but primarily by our Travel and Corporate Solutions segment, are now presented as a reduction of revenues in our consolidated statements of income. Prior to January 1, 2018, these amounts were included within service fees. This change reduced both reported revenues and expenses by $18.5 million for the year ended December 31, 2018.

Certain costs to obtain a contract, such as sales commissions, are to be capitalized and amortized over the life of the customer relationship, with a practical expedient available for contracts under one year in duration. The vast majority of the Company’s commissions will continue to be expensed as incurred. This change resulted in an immaterial impact to operating income for the year ended December 31, 2018.

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

The Company adopted ASU 2016–01 effective January 1, 2018.
Changes in the fair value of investment securities are now reflected as non-operating income within our consolidated statements of income. The adoption did not have a material impact on our results of operations, balance sheet or cash flows.

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

A reconciliation of cash, cash equivalents and restricted cash as reported within our consolidated balance sheets is included within our consolidated statements of cash flows.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2017–04
This standard simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test, in which entities were to measure the goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Following adoption, entities should perform annual and interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and if necessary, recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Finally, the standard also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.

The Company early adopted ASU 2017–04 effective October 1, 2018.
The early adoption of this standard impacted the process used to calculate a goodwill impairment recognized during the fourth quarter of 2018. See Note 9, Goodwill and Other Intangible Assets, for more information.

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

	The Company adopted ASU 2017–07 effective January 1, 2018.	The adoption did not have a material impact on our results of operations, cash flows or consolidated financial position.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Not Yet Adopted as of December 31, 2018
ASU 2016–02	This standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.	The Company plans to adopt ASU 2016–02 effective January 1, 2019 using the modified retrospective method provided under ASU 2018–11 Leases (Topic 842): Targeted Improvements.
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification and lease classification. We do not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

We currently expect to recognize operating lease liabilities on the March 31, 2019 unaudited condensed consolidated balance sheet ranging from $73 million to $83 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. We expect to recognize corresponding ROU assets on the March 31, 2019 unaudited condensed consolidated balance sheet ranging from $64 million to $74 million.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, including for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for our real estate leases.

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
		The standard is effective January 1, 2020.	The Company does not believe that this standard will have a material impact on our results of operations, cash flows or consolidated financial position.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Revenue
The Company adopted Topic 606 on January 1, 2018, utilizing the modified retrospective method. See Note 2, Recent Accounting Pronouncements, for further information regarding the adoption impact. Under the modified retrospective method, prior period comparable financial information continues to be presented under the guidance of ASC 605, Revenue Recognition. See Note 1, Summary of Significant Accounting Policies, for our revenue recognition accounting policies applied prior to our adoption of Topic 606.
The impact of adopting Topic 606 for the year ended December 31, 2018 was as follows:

	Year Ended December 31, 2018
(In thousands)	Prior to Adoption	Impact of Topic 606	As Reported
Revenues
Payment processing revenue	$685,250	$38,741	$723,991
Account servicing revenue	308,096	—	308,096
Finance fee revenue	208,627	—	208,627
Other revenue	248,217	3,708	251,925
Total revenues	1,450,190	42,449	1,492,639
Cost of services
Processing costs	309,450	—	309,450
Service fees	72,146	(18,491)	53,655
Provision for credit losses	66,482	—	66,482
Operating interest	38,407	—	38,407
Depreciation and amortization	79,935	—	79,935
Total cost of services	566,420	(18,491)	547,929
General and administrative	209,319	—	209,319
Sales and marketing	168,504	60,730	229,234
Depreciation and amortization	119,870	—	119,870
Impairment charges	5,649	—	5,649
Operating income	380,428	210	380,638
Financing interest expense	(105,023)	—	(105,023)
Net foreign currency loss	(38,800)	—	(38,800)
Non-cash adjustments related to tax receivable agreement	(775)	—	(775)
Net unrealized gain on financial instruments	2,579	—	2,579
Income before income taxes	238,409	210	238,619
Income taxes	68,781	62	68,843
Net income	169,628	148	169,776
Less: Net income from non-controlling interest	1,481	—	1,481
Net income attributable to shareholders	$168,147	$148	$168,295
Topic 606 does not apply to rights or obligations associated with financial instruments, including the Company’s finance fee and interest income from banking relationships and cardholders, certain other fees associated with cardholder arrangements and commissions paid related to such agreements, which continue to be within the scope of Topic 310. In addition, gains on sale of WEX Latin America receivables are included in other revenue and are within the scope of ASC 860, Transfers and Servicing. Non-Topic 606 revenue accounts for approximately 33 percent of total revenue for the year ended December 31, 2018.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table disaggregates our consolidated revenue for the year ended December 31, 2018:

	Year Ended December 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	30,385	37,262	108,172	175,819
Other revenue	66,379	4,906	25,668	96,953
Total Topic 606 revenues	$561,744	$245,457	$189,562	$996,763

Non-Topic 606 revenues
Account servicing revenue	$132,277	$—	$—	$132,277
Finance fee revenue	190,528	1,391	16,708	208,627
Other revenue	90,591	56,496	7,885	154,972
Total non-Topic 606 revenues	$413,396	$57,887	$24,593	$495,876

Total revenues	$975,140	$303,344	$214,155	$1,492,639
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. The Company considered whether such fee rebates constitute consideration payable to a customer or other parties that purchase services from the customer per Topic 606. If so, such fee rebates, which are considered variable consideration, are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the year December 31, 2018, such variable consideration totaled approximately $858.9 million. Fee rebates made to certain other partners were determined to be costs to obtain a contract, and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. Additionally, account servicing revenue includes other fees recognized as revenue when assessed to the cardholder as part of the lending relationship. This revenue is outside the scope of Topic 606. The Company also recognizes account servicing revenue related to reporting services on telematics hardware placements and permit sales to our OTR fleet customer base, both of which are within the scope of Topic 606.
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
Our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments provide SaaS services and support, which are stand-ready commitments and are satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to approximately $19.1 million, $16.9 million and $10.9 million in 2018, 2017 and 2016, respectively. Finance fee revenue includes amounts earned by the Company’s factoring business, which purchases accounts receivable from third-parties at a discount. Through June 2018, the Company also recognized finance fee revenue earned on the Company’s foreign salary advance product. During the third quarter of 2018, the Company revised the WEX Latin America securitized debt agreement, which now meets the derecognition criteria for the sale of salary advance product receivables. As a result, gains on the sale of these receivables are now recognized within “Other Revenue” below. See Note 13, Off-Balance Sheet Arrangements, for further information on our WEX Latin America securitization.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Revenue
Other revenue includes transaction processing revenue, professional services, including software development projects and other services sold subsequent to the core offerings, and the sales of telematics hardware, all of which is within scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. In addition, international settlement fees and certain other cardholder fees (e.g. replacement card fees) and gains on sale of WEX Latin America receivables are included in other revenue. This revenue is outside the scope of Topic 606 and is recognized upon completion of the related service or the sale date of the receivables.
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

(In thousands)
Contract balance	Location on the consolidated balance sheets	December 31, 2018	January 1, 2018
Receivables[1]	Accounts receivable, net	$32,949	$30,386
Contract assets	Prepaid expenses and other current assets	$3,819	$7,053
Contract assets	Other assets	$19,232	$49,068
Contract liabilities	Other current liabilities	$7,612	$26,592
1 The majority of the Company’s receivables, excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606.
Impairment losses recognized on our receivables and contract assets were immaterial for the year ended December 31, 2018. In the year ended December 31, 2018, we recognized revenue of $10.5 million related to contract liabilities. As result of a contract amendment executed during 2018, amounts previously paid were returned to the Company and remaining liabilities were waived, resulting in a $32.0 million reduction in contract assets and a $16.0 million reduction in contract liabilities.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2018 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations. As allowed by Topic 606, the Company has elected to exclude from this disclosure the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
The following table includes revenue expected to be recognized in the future related to remaining performance obligations at the end of the reporting period.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum monthly fees[1]	$61,969	$38,319	$20,738	$11,003	$2,511	$118	$134,658
Professional services[2]	13,348	675	—	—	—	—	14,023
Total remaining performance obligations	$75,317	$38,994	$20,738	$11,003	$2,511	$118	$148,681
1 The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, which contain substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience.
2 Includes software development projects and other services sold subsequent to the core offerings, to which the customer is contractually obligated.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Acquisitions
In 2018, we incurred and expensed $2.5 million related to acquisitions in process as of December 31, 2018, while costs related to acquisitions completed were insignificant. The Company incurred and expensed costs directly related to completed acquisitions of $1.0 million and $19.2 million in 2017 and 2016, respectively, which are included within general and administrative in the consolidated statements of income.
Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio from a third-party for $223.4 million, of which a portion will be paid during 2019. During 2018, the consideration paid consisted of $162.8 million to acquire the customer portfolio, with $38.9 million paid into escrow for the carrying value of a portion of the accounts receivable at the date of purchase. We accounted for this transaction under the asset acquisition method of accounting. As of December 31, 2018, the deposits for the customer portfolio and accounts receivable are recorded in other assets and prepaid expenses and other current assets on the consolidated balance sheet, respectively. When the Company obtains control of the customer portfolio and the customer accounts are converted onto the Company’s payment processing platform, the amounts will be reclassified to other intangible assets and accounts receivable, respectively. Concurrently with entering into the asset purchase agreement, we modified a number of contract terms, including extending the term of Chevron’s agreement, which is the period that we will use to amortize the other intangible asset on a straight line basis. Transaction costs related to the acquisition were insignificant and expensed as incurred.
Business Acquisitions
Noventis
During October 2018, the Company entered into a definitive agreement to acquire Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for approximately $310 million. In January 2019, this acquisition was completed and primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement, as amended during January 2019. See Note 25, Subsequent Events, for further information on the amendment. This acquisition is expected to expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions. This acquisition will be accounted for as a business combination, with assets acquired and liabilities assumed assigned to our Travel and Corporate Solutions segment. The Company closed this transaction on January 24, 2019 and, as such, the accounting for this acquisition was incomplete at the time the consolidated financial statements were issued.
The Company has performed a preliminary valuation analysis, which is based on estimates and assumptions that are subject to change significantly within the measurement period. We currently expect to recognize intangible assets equal to approximately half of the purchase price, comprised of customer relationship and developed technology assets. Additionally, we expect to record a similar amount of goodwill as part of this business combination, which is not expected to be deductible for income tax purposes.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company assigned $21.6 million of the purchase price to an acquired processing platform that had not reached technological feasibility as of the date of acquisition. During the third quarter of 2018, the Company placed this asset into service.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired:

(In thousands)	As Reported December 31, 2017	Measurement Period Adjustments	As Reported, Final
Total consideration	$129,828	$—	$129,828
Less:
Cash	15,546	—	15,546
Accounts receivable	4,171	100	4,271
Property and equipment	2,530	(1,329)	1,201
Customer relationships(a)	15,000	200	15,200
Developed technologies(b)	24,100	—	24,100
Trademarks and trade names(c)	1,460	10	1,470
In-process research and development	—	21,600	21,600
Other liabilities	(685)	(772)	(1,457)
Recorded goodwill	$67,706	$(19,809)	$47,897
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
EFS
On July 1, 2016, the Company acquired all of the outstanding membership interests of EFS, a provider of customized payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. The acquisition enabled the Company to expand its customer footprint and to utilize EFS’ technology to better serve the needs of all fleet customers.
In consideration for the acquisition of EFS, the Company issued 4,012 shares of its common stock valued at approximately $355.0 million based on the July 1, 2016 closing price of the Company’s common stock on the NYSE. This represented approximately 9.4 percent of the Company’s outstanding common stock after giving effect to the issuance of the new shares in connection with this acquisition. The cash consideration for the transaction totaled approximately $1.2 billion, and was funded with amounts received under the 2016 Credit Agreement described further in Note 15, Financing and Other Debt. The value of the total cash and stock consideration paid for the acquisition of EFS was approximately $1.4 billion, net of approximately $93.0 million in cash acquired.
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
The tax structure of EFS consisted of limited liability companies and corporations. The Company’s  tax election allowed a step-up in tax basis related to its 49.5 percent direct ownership in the parent limited liability company. The remaining 50.5 percent ownership in the parent limited liability company is held by another limited liability company, taxed as a corporation, that is part of the EFS structure and will therefore receive carry over tax basis. The Company determined that approximately $557.0 million of the goodwill recognized in this business combination will be deductible for income tax purposes.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
(a) $1.2 billion in goodwill and other intangible assets recorded from this business combination were allocated to our Fleet Solutions segment, the remaining $337.3 million was allocated to our Travel and Corporate Solutions segment.
(b) Weighted average life – 8.1 years.
(c) Weighted average life – 2.0 years.
(d) Weighted average life – 7.7 years.
(b) (c) (d) The weighted average life of these amortized intangible assets is 7.9 years.
The pro forma financial information presented below includes the effects of the EFS acquisition as if it had been consummated on January 1, 2015. These pro forma results were calculated after applying the Company’s accounting policies and adjusting results to reflect the intangible amortization and interest expense associated with the 2016 Credit Agreement used to fund the acquisition and resulting income tax effects assuming they were applied and incurred since January 1, 2015. The pro forma results of operations do not include any cost savings or other synergies that may have resulted from the acquisition or any estimated integration costs incurred by the Company. Accordingly, the following pro forma information is not necessarily indicative of either the future results of operations or results that would have been achieved if the acquisition had taken place at the beginning of 2015. Subsequent to the July 1, 2016 acquisition date, the operations of EFS contributed revenues of approximately $83.3 million and net income before taxes of approximately $5.8 million to the Company’s 2016 consolidated statement of income.
The following represents unaudited pro forma operational results as if the acquisition had occurred as of January 1, 2015:

Year Ended December 31, 2016
Total revenues	$1,083,908
Net income attributable to shareholders	$5,683
Pro forma net income attributable to shareholders per common share:
Basic	$0.13
Diluted	$0.13

5.	Divestitures
During the year ended December 31, 2017, the Company sold $8.9 million in net assets of its Telapoint business for proceeds of $29.9 million. The sale resulted in a pre-tax book gain of $21.0 million. Costs incurred related to this divestiture were immaterial. Prior to the sale, the Telapoint business was assigned to our North American Fleet reporting unit, which is included within our Fleet Solutions reportable segment.
The divestiture was not material to the Company’s annual revenue, net income or earnings per share. The Company does not view this divestiture as a strategic shift in its operations.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Accounts Receivable
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $18.9 million and $12.2 million in receivables with revolving credit balances as of December 31, 2018 and 2017, respectively.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance as of December 31, 2018 or 2017. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2018	2017
29 days or less past due	95%	95%
59 days or less past due	98%	97%
Reserves for Accounts Receivable
Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy of the customer. The reserve for credit losses is primarily calculated by an analytic model that also takes into account other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of past due accounts receivable balances, changes in payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.
The following table presents changes in the accounts receivable allowances:

	Year ended December 31,
(In thousands)	2018	2017	2016
Balance, beginning of year	$33,387	$21,564	$14,672
Provision for credit losses[1]	66,482	64,218	33,458
Charges to other accounts[2]	19,067	16,869	10,166
Charge-offs	(78,323)	(77,229)	(43,309)
Recoveries of amounts previously charged-off	6,854	7,526	6,201
Currency translation	(519)	439	376
Balance, end of year	$46,948	$33,387	$21,564
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities
The Company’s investment securities as of December 31, 2018 and 2017, are presented below:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
2018
Mortgage-backed securities	$255	$5	$—	$260
Asset-backed securities	281	—	2	279
Municipal bonds	411	—	7	404
Fixed-income mutual fund(b)(c)	24,656	—	1,193	23,463
Total investment securities	$25,603	$5	$1,202	$24,406
2017
Mortgage-backed securities	$325	$4	$24	$305
Asset-backed securities	350	—	5	345
Municipal bonds	539	1	6	534
Fixed-income mutual fund(b)(c)	22,888	—	714	22,174
Total investment securities	$24,102	$5	$749	$23,358

(a) The Company’s techniques used to measure the fair value of its investments are discussed in Note 18, Fair Value.
(b) Not deemed available for current operations and have been classified as other assets
(c)Excludes $6.4 million and $6.8 million in equity securities designated as trading as of December 31, 2018 and 2017, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 17, Employee Benefit Plans, for additional information.
The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. The amount of investment securities that have been in a continuous unrealized loss position for more than twelve months is insignificant. The Company’s management has determined that these gross unrealized losses at December 31, 2018 and 2017 are temporary in nature.
The Company had maturities of investment securities of $0.3 million, $0.6 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The contractual maturity dates of the Company’s investment securities are as follows:

	December 31,
	2018		2017
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due after 5 years through year 10	$311	$309	$390	$385
Due after 10 years	381	374	499	494
Mortgage-backed securities with original maturities of 30 years	255	260	325	305
Equity securities with no maturity dates	24,656	23,463	22,888	22,174
Total	$25,603	$24,406	$24,102	$23,358

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
(In thousands)	2018	2017
Furniture, fixtures and equipment	$78,167	$69,695
Computer software	355,209	308,362
Leasehold improvements	25,516	23,248
Capital leases	—	759
Construction in progress	36,726	26,772
Total	495,618	428,836
Less: accumulated depreciation and amortization	(307,750)	(264,928)
Total property, equipment and capitalized software, net	$187,868	$163,908
Depreciation expense was $61.6 million, $49.9 million and $43.8 million in 2018, 2017 and 2016, respectively. During the year ended December 31, 2018 and 2017, the Company impaired approximately $2.4 million and $28.0 million of software under development, respectively. See Note 22, Impairment and Restructuring Activities, for further information. The Company did not incur significant impairment charges during 2016. As of December 31, 2018, we began separately presenting construction in progress, which includes software under development and other assets not yet placed into service, and conformed the amounts as of December 31, 2017.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the period January 1 to December 31, 2018 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2018	$1,269,718	$265,041	$353,508	$1,888,267
Acquisition adjustments for AOC	—	(19,809)	—	(19,809)
Foreign currency translation	(18,217)	(600)	(3,315)	(22,132)
Gross goodwill, December 31, 2018	$1,251,501	$244,632	$350,193	$1,846,326

Accumulated impairment, January 1, 2018	$(927)	$(11,208)	$—	$(12,135)
Brazil fleet impairment[1]	(3,225)	—	—	(3,225)
Foreign currency translation	(53)	1,216	—	1,163
Accumulated impairment, December 31, 2018	$(4,205)	$(9,992)	$—	$(14,197)

Net goodwill, January 1, 2018	$1,268,791	$253,833	$353,508	$1,876,132
Net goodwill, December 31, 2018	$1,247,296	$234,640	$350,193	$1,832,129
1During our annual goodwill assessment completed in the fourth quarter of 2018, we assessed the impact of a customer loss significant to our Brazil fleet reporting unit. The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and prices from comparable businesses. The calculated fair value was then compared to the reporting unit’s carrying value, which resulted in the Company recording a $3.2 million goodwill impairment charge. There is no remaining net goodwill associated with this reporting unit.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in goodwill during the period January 1 to December 31, 2017 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2017	$1,293,138	$202,771	$353,722	$1,849,631
Acquisition adjustments for EFS	(37,296)	(6,176)	—	(43,472)
Acquisition of AOC	—	67,706	—	67,706
Divestiture of Telapoint	(4,469)	—	—	(4,469)
Foreign currency translation	18,345	740	(214)	18,871
Gross goodwill, December 31, 2017	$1,269,718	$265,041	$353,508	$1,888,267

Accumulated impairment, January 1, 2017	$(855)	$(10,335)	$—	$(11,190)
Foreign currency translation	(72)	(873)	—	(945)
Accumulated impairment, December 31, 2017	$(927)	$(11,208)	$—	$(12,135)

Net goodwill, January 1, 2017	$1,292,283	$192,436	$353,722	$1,838,441
Net goodwill, December 31, 2017	$1,268,791	$253,833	$353,508	$1,876,132
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2018			December 31, 2017

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$216,325	$(113,694)	$102,631	$203,861	$(96,197)	$107,664
Customer relationships	1,243,589	(360,593)	882,996	1,257,232	(269,216)	988,016
Licensing agreements	32,962	(18,303)	14,659	34,546	(15,029)	19,517
Patent	2,332	(2,044)	288	2,581	(2,076)	505
Trade name	43,907	(14,421)	29,486	44,079	(10,309)	33,770
	$1,539,115	$(509,055)	$1,030,060	$1,542,299	$(392,827)	$1,149,472
Indefinite-lived intangible assets
Trademarks, trade names and brand names			4,134			4,575
Total			$1,034,194			$1,154,047
During the years ended December 31, 2018, 2017 and 2016, amortization expense was $138.2 million, $153.8 million and $97.8 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in thousands)
2019	$123,656
2020	$113,304
2021	$100,319
2022	$89,585
2023	$80,041

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(In thousands)	2018	2017
Merchant payables	$690,651	$752,371
Other payables	124,091	90,809
Accounts payable	$814,742	$843,180

11.	Deposits, Borrowed Federal Funds and Other Debt
Deposits
WEX Bank has issued certificates of deposit with maturities ranging from six months to five years and with interest rates ranging from 1.30 percent to 3.52 percent as of December 31, 2018. As of December 31, 2017, certificates of deposits had maturities ranging from three months to three years, with interest rates ranging from 1.00 percent to 2.15 percent. WEX Bank may issue additional brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2018, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
The Company requires deposits from certain customers as collateral for credit that has been extended. These deposits are generally non-interest bearing. Interest-bearing money market deposits are issued at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. Interest-bearing brokered money market deposits, customer deposits and certificates of deposits with maturities within 1 year are classified as short-term deposits on our consolidated balance sheets.

WEX Bank is required to maintain reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. The required reserve based on the outstanding customer deposits was $11.1 million and $8.4 million at December 31, 2018 and 2017, respectively.
The following table presents the composition of deposits:

	December 31,
(in thousands)	2018	2017
Interest-bearing brokered money market deposits	$283,790	$285,899
Customer deposits	138,072	70,211
Certificates of deposits with maturities within 1 year (a)	505,582	630,879
Short-term deposits	927,444	986,989
Certificates of deposit with maturities greater than 1 year and less than 5 years (a)	345,231	306,865
Total Deposits	$1,272,675	$1,293,854

Weighted average cost of funds on certificates of deposit outstanding	2.36%	1.51%
Weighted average cost of interest-bearing brokered money market deposits	2.49%	1.49%
(a) Certificates of deposit are classified as short-term or long-term within our consolidated balance sheets based on maturity date.
Sources of Funds
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of its accounts receivable. There were no outstanding borrowings as of both December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company’s federal funds available lines of credit were $309.0 million and $275.0 million, respectively.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ICS Purchases
At December 31, 2017, WEX Bank participated in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand accounts in an amount not to exceed $125.0 million as part of a one-way buy program. There was no outstanding balance for ICS purchases as of December 31, 2017. At December 31, 2018 no amounts were available under this arrangement. Subsequently, the funding capacity of $125.0 million was reinstated.
The following table presents the average interest rates for deposits and interest-bearing money market deposits:

	Year ended December 31,
(in thousands)	2018	2017	2016
Average interest rate:
Deposits	1.91%	1.22%	0.94%
Interest-bearing money market deposits	2.03%	1.12%	0.50%

12.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk, foreign exchange risk, and commodity price risk.
Interest Rate Swap Agreements
During 2016 and 2017, we entered into five interest rate swap contracts, one of which matured on December 31, 2018. As of December 31, 2018, these agreements are intended to fix the future interest payments associated with $1.0 billion of our variable rate borrowings at interest rates between 1.108% to 2.212%. At December 31, 2018, we had variable-rate borrowings of $1.7 billion under the 2016 Credit Agreement. After December 31, 2018, the Company entered into three additional interest rate swap contracts as discussed in Note 25, Subsequent Events.
The notional amounts, fixed interest rates and maturities of the interest rate swap agreements are as follows:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E
Notional amount at inception (in thousands)	$300,000	$200,000	$400,000	$150,000	$250,000
Amortization	N/A	N/A	5% annually	N/A	N/A
Maturity date	12/30/2022	12/30/2022	12/31/2020	12/31/2020	12/31/2018
Fixed interest rate	2.204%	2.212%	1.108%	1.125%	0.896%
The following table presents information on the location and amounts of derivative instruments gains and losses:

(In thousands)		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2018	2017	2016
Interest rate swap agreements – unrealized portion	Net unrealized gain on financial instruments	$3,772	$1,314	$12,908
Interest rate swap agreements – realized portion	Financing interest expense	$(6,160)	$(214)	$—
Commodity contracts	Net realized and unrealized gains on fuel price derivatives	$—	$—	$711
See Note 18, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.
Fuel Derivatives Program
The Company previously utilized fuel price derivative instruments, which were designed to reduce the volatility of the Company’s cash flows associated with its fuel price-related earnings exposure in North America. After the first quarter of 2016,

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the Company was no longer hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to this hedging program.
The following table summarizes the changes in fair value of the fuel price derivatives which have been recorded on the consolidated statements of income:

(In thousands)	Year ended December 31, 2016
Realized gains	$5,718
Change in unrealized fuel price derivatives	(5,007)
Net realized and unrealized gains on fuel price derivatives	$711

13.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”). Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon a WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade receivables because the agreements transfer effective control of the receivables to the Purchasing Bank. The Company records the proceeds as cash provided by operating activities.
The Company sold approximately $713.8 million and $574.4 million of receivables under this arrangement during the year ended December 31, 2018 and 2017, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. The loss on factoring was $4.7 million and $3.7 million for the year ended December 31, 2018 and 2017, respectively, and was recorded within cost of services in the consolidated statements of income. As of December 31, 2018 and December 31, 2017, the Company had associated factoring receivables of approximately $37.1 million and $61.8 million, respectively, of which approximately $0.2 million and $3.7 million, respectively, were in excess of the established credit limit. Charge-backs on balances in excess of the credit limit during the year ended December 31, 2018 and 2017 were insignificant.
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
The Company sold approximately $3.2 billion of receivables under this arrangement during year ended December 31, 2018. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within the Company’s consolidated statement of cash flows. The loss on factoring was $1.0 million for the year ended December 31, 2018, and was recorded within cost of services in the consolidated statements of income.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. WEX Latin America holds a non-controlling equity interest in the investment fund. During the year ended December 31, 2018, the Company’s equity contributions to the investment fund totaled $2.8 million.
As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our consolidated balance sheets. The Company had $30.1 million and $19.0 million of securitized

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

debt under this facility as of June 30, 2018 and December 31, 2017, respectively. During the six months ended June 30, 2018, the Company recognized approximately $4.4 million of operating interest expense under this financing arrangement.
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. Additionally, the Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables. As the securitization is now accounted for as an off-balance sheet arrangement, the Company derecognized $31.4 million of transferred receivables and $30.1 million of securitized debt during the third quarter of 2018, with an immaterial impact to the consolidated statement of income for the year ended December 31, 2018.
    During the year ended December 31, 2018, the Company sold $39.8 million of receivables and recognized a $6.9 million gain on sale, consisting of the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue in our consolidated statement of income. Cash proceeds from the transfer of these receivables is reflected as an operating activity within our consolidated statement of cash flows.

14.	Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(In thousands)	2018	2017	2016
United States	$194,770	$147,240	$32,622
Foreign	43,849	27,176	16,308
Total	$238,619	$174,416	$48,930

Income taxes from continuing operations consisted of the following for the years ended December 31:

(In thousands)	United States	State and Local	Foreign	Total
2018
Current	$16,027	$3,566	$17,916	$37,509
Deferred	$29,520	$8,016	$(6,202)	$31,334
Income taxes				$68,843
2017
Current	$2,254	$3,687	$13,743	$19,684
Deferred	$(11,748)	$10,842	$(3,328)	$(4,234)
Income taxes				$15,450
2016
Current	$(1,232)	$3,033	$7,292	$9,093
Deferred	$21,565	$(5,106)	$3,040	$19,499
Income taxes				$28,592

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017 Tax Act
On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated the provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of the December 31, 2017 filing and as a result recorded a provisional amount of one-time income tax benefit of $60.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.
During the third quarter of 2018, the Company recorded an adjustment to the one-time income tax benefit attributable to the Company updating its estimate of foreign undistributed earnings, which was materially offset by an adjustment to certain deferred tax attributes as a result of further clarification provided by the IRS relative to IRC 162(m). As of December 31, 2018 the Company completed its analysis and all amounts were considered final.
The 2017 Tax Act also changed the taxation of foreign earnings, and companies generally will not be subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends. However, the 2017 Tax Act created a new requirement to tax certain foreign earnings relating to GILTI. Based on the FASB guidance, the Company can elect an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or factoring such amounts into the Company’s measurement of its deferred taxes. The Company elected to treat GILTI inclusions as a period cost in 2018 and this resulted in an increase in tax expense of $1.8 million for the year ended December 31, 2018.
    Undistributed earnings of certain foreign subsidiaries of the Company amounted to $64.9 million and $58.7 million at December 31, 2018 and 2017, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
(In thousands except for tax rates)	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State income taxes (net of federal income tax benefit)	2.2	2.0	1.9
Foreign income tax rate differential	1.1	(0.7)	(6.5)
Revaluation of deferred tax assets for foreign and state tax rate changes, net	(1.3)	0.4	(1.6)
Research and development credit	(0.2)	—	(0.9)
Tax reserves	2.0	0.3	(7.6)
Withholding taxes	0.2	0.2	0.5
2017 Tax Act	(0.2)	(34.8)	—
Change in valuation allowance	4.5	4.6	4.0
Nondeductible expenses	1.4	0.5	27.8
Incremental tax benefit from share-based compensation awards	(1.7)	(0.9)	—
GILTI	0.8	—	—
Other	(0.9)	2.3	5.8
Effective tax rate	28.9%	8.9%	58.4%
Our effective tax rate was 28.9 percent for 2018 as compared to 8.9 percent for 2017. The lower tax rate in 2017 was primarily due to the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Act.
Our effective tax rate was 8.9 percent for 2017 as compared to 58.4 percent for 2016. The decrease in our tax rate was primarily due to the reduction of our net deferred tax liabilities resulting from the change in federal corporate income tax rate to 21 percent from 35 percent effective January 1, 2018 as part of the 2017 Tax Act and a decrease in non-deductible expense in 2017,

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

partly offset by the increase in valuation allowance. The 2016 tax rate reflected non-deductible expenses related to the losses incurred by our Brazilian subsidiary, as these losses were not deductible for tax purposes.
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and the deferred tax liabilities are presented below:

	December 31,
(In thousands)	2018	2017
Deferred assets related to:
Reserve for credit losses	$10,357	$6,957
Tax credit carryforwards	986	1,283
Stock-based compensation, net	10,937	9,858
Net operating loss carry forwards	48,235	53,721
Accruals	13,142	7,355
Total	$83,657	$79,174
Deferred tax liabilities related to:
Other liabilities	$1,961	$2,248
Deferred financing costs	3,078	7,219
Property, equipment and capitalized software	28,227	22,315
Intangibles	166,347	140,570
Total	$199,613	$172,352
Valuation allowance	26,086	15,349
Deferred income taxes, net	$(142,042)	$(108,527)
Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(In thousands)	2018	2017
United States	$(151,125)	$(113,107)
Australia	(516)	(1,000)
Europe	5,873	7,448
New Zealand	116	188
Brazil	3,202	(1,020)
Canada	408	(1,036)
Deferred income taxes, net	$(142,042)	$(108,527)
The Company had approximately $503.3 million of post apportionment state, $53.8 million of federal and $58.7 million of foreign net operating loss carryforwards at December 31, 2018 and approximately $294.3 million of post apportionment state, $114.8 million of federal and $73.2 million of foreign net operating loss carryforwards at December 31, 2017. The U.S. losses expire at various times through 2038. Foreign losses in Brazil and the UK have indefinite carryforward periods.
At December 31, 2018, the Company maintained valuation allowances for the following items: (i) acquired and certain net operating losses in the UK (ii) Evolution1’s equity investment in its minority-owned subsidiaries, (iii) state tax credits, and net deferred tax assets for certain states and (iv) certain net operating losses and estimated non-deductible expenses. In each case, the Company has determined it is not likely that the benefits will be utilized. No other valuation allowances were established for any other deferred tax assets as the Company believes it is more likely than not that its deferred tax assets will be utilized within the carryforward periods. During 2018 and 2017, the Company recorded tax expense of $10.7 million and $9.7 million, respectively, for net increases to the valuation allowance. The substantial majority of the 2018 and 2017 increase in valuation allowance was related to the state net operating losses for our parent company’s separate state filings.
At December 31, 2018, the Company had $8.8 million of unrecognized tax benefits, net of federal income tax benefit, of which $8.4 million, if fully recognized, would decrease our effective tax rate. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by as much as $4.5 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties were not material

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the years ended December 31, 2018, 2017 and 2016, and as of December 31, 2018 and 2017, the Company had no material amounts accrued for interest and penalties related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(In thousands)	2018	2017	2016
Beginning balance	$5,898	$5,458	$4,897
Increases related to prior year tax positions	4,831	1,332	4,960
Increases related to current year tax positions	—	363	377
Decreases related to prior year tax positions	—	—	(431)
Settlements	(1,733)	(1,255)	—
Lapse of statute	—	—	(4,345)
Ending balance	$8,996	$5,898	$5,458
The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. For US state tax returns, we are no longer subject to tax examination for years prior to 2012. The Internal Revenue Service is currently in the process of examining the Company’s US federal income tax returns for 2010 through 2016. The Company is currently appealing adjustments proposed by the Internal Revenue Service in connection with the 2010-2012 audits. The Company is also subject to an ongoing examination in New Zealand by Inland Revenue for calendar tax years 2013 through 2016 but no adjustments have been proposed, and the Company believes its position does not warrant a reserve.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt:

	Year ended December 31,
(In thousands)	2018	2017
Revolving line-of-credit facility under 2016 Credit Agreement (a)	$—	$136,535
Term loans under 2016 Credit Agreement (a)	1,745,084	1,602,875
Notes outstanding(a)	400,000	400,000
Securitized debt	106,872	126,901
Participation debt	114,849	184,990
WEX Latin America debt	16,242	9,747
Total gross debt	$2,383,047	$2,461,048

Current portion of gross debt	$223,241	$404,233
Less: Unamortized debt issuance costs	(6,724)	(7,015)
Short-term debt, net	$216,517	$397,218

Long-term gross debt	$2,159,806	$2,056,815
Less: Unamortized debt issuance costs	(25,883)	(29,063)
Long-term debt, net	$2,133,923	$2,027,752

Supplemental information under 2016 Credit Agreement:
Letters of credit (b)	$53,514	$27,500
Remaining borrowing capacity on revolving credit facility(c)	$666,486	$405,965
(a) See Note 18, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
On July 1, 2016, the Company entered into the 2016 Credit Agreement and repaid in full all outstanding amounts under the 2014 Credit Agreement and terminated all commitments to extend further credit under the 2014 Credit Agreement. The 2016 Credit Agreement provides for secured tranche A and tranche B term loans and a secured revolving credit facility. On January 17, 2018, the Company amended certain terms of the 2016 Credit Agreement, including, increasing the outstanding amounts on the tranche B term loan by $153.0 million, reducing applicable interest rate margin for the tranche B term loan and amending certain aspects of the debt covenants. On August 24, 2018, the Company amended certain terms of the 2016 Credit Agreement, including, increasing the amount available under the revolving credit facility by $150.0 million and provided for an additional tranche A term loan in the amount of $25.0 million, reducing the applicable interest rate margin at current levels for the Company’s revolving credit and term A loans, extending the maturity date for the revolving credit facility and tranche A term loan to July 1, 2023, subject to earlier maturity as described in the amendment, and amending certain aspects of the debt covenants. After giving effect to these amendments, the 2016 Credit Agreement provides for a secured tranche A term loan in the original principal amount of $480.0 million, a secured tranche B term loan in the original principal amount of $1,335.0 million and a $720.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in certain assets of the Company, subject to exceptions including the assets of WEX Bank.
Amounts due under the 2016 Credit Agreement mature in July 2023, subject to certain adjustments as more fully described below. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $5.4 million and $3.4 million for tranche A and tranche B term loan facilities, respectively.
The Amounts outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. As of December 31, 2018 and 2017, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.7 percent and 4.2 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

variable-interest rate borrowings under the 2016 Credit Agreement. See Note 12, Derivative Instruments, for further discussion. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% of the daily unused portion of the 2016 Credit Agreement (0.40% at December 31, 2018) determined based on the consolidated leverage ratio.
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
The Company may voluntarily prepay outstanding loans from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs.
The Company is required to make scheduled quarterly payments each equal to 1.25% in the case of the tranche A term loan facility, and 0.25% in the case of the tranche B term loan facility, of the principal amount of the respective term loans funded with the balance due at maturity.
The 2016 Credit Agreement, as amended, contains customary representations and warranties, as well as affirmative and negative covenants. The 2016 Credit Agreement also requires, solely for the benefit of the lenders under the tranche A term loan facility and the revolving credit facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:

•	a consolidated EBITDA to consolidated interest charge coverage ratio of no less than 3.00 to 1.00; and

•
a consolidated funded indebtedness (excluding (i) up to an agreed amount of consolidated funded indebtedness under permitted securitization transactions and (ii) the non-recourse portion of any permitted factoring transaction) to consolidated EBITDA ratio of, no more than 4.50 to 1.00, at December 31, 2019, which ratio shall step down to 4.25 to 1.00 at December 31, 2020 and 4.0 to 1.0 at December 31, 2021 and thereafter.

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
Notes Outstanding
On January 30, 2013, the Company completed a $400.0 million offering in an aggregate principal amount of 4.750 percent senior notes at an issue price of 100.0 percent of the principal amount, plus accrued interest, from January 30, 2013. The Notes were issued pursuant to the Indenture.
The Notes are guaranteed on a senior secured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guaranteed the Company’s 2013 Credit Agreement. WEX Bank, is not a guarantor and is not subject to many of the restrictive covenants in the indenture governing the Notes. The Notes and guarantees described above are general senior secured obligations ranking equally with the Company’s existing and future senior debt, senior in right of payment to all of the Company’s subordinated debt, and effectively equal in lien priority to the Company’s 2016 Credit Agreement.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Notes and the guarantees are structurally subordinated to all liabilities of the Company’s subsidiaries that are not guarantors, including WEX Bank.
The Company may redeem the Notes at any time, in whole or in part, at the following redemption prices (expressed as a percentage of principal amount of the Notes) if redeemed during the twelve month period beginning on February 1 of the following years: (i) 101.583 percent in 2019, (ii) 100.792 percent in 2020, and (iii) 100.0 percent in 2021 and thereafter; plus, in each case, accrued and unpaid interest, if any, up to the date of redemption. Upon the occurrence of a change of control of the Company (as described in the Indenture), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to the date of repurchase.
The Notes will mature on February 1, 2023, and interest will accrue at the rate of 4.750 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year.
Debt Issuance Costs
The Company accounted for the January 2018 repricing as both a debt extinguishment and debt modification. As part of this repricing, the Company recorded a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs. The Company incurred general and administrative expenses of $3.8 million related to third-party costs associated with the January 2018 and August 2018 repricings. The loss on extinguishment and third-party costs are reflected as financing interest expense and general and administrative expenses, respectively, within our consolidated statements of income. In addition, the Company incurred and capitalized $5.8 million of new debt issuance costs related to the January 2018 and August 2018 repricings. Debt issuance costs are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method for the tranche A and B term loans and the revolver.
In January 2016, the Company began to incur ticking fees for the debt financing commitment in anticipation of the then pending acquisition of EFS. Total ticking fees expensed to financing interest were $30.0 million for the year ended December 31, 2016. In conjunction with the continued negotiation of the Company’s 2016 Credit Agreement, the amount of ticking fees paid at the time of closing was reduced by $7.9 million to $22.2 million. The excess ticking fees were reflected as a reduction of the debt issuance costs related to the 2016 Credit Agreement and are amortized over the 2016 Credit Agreement’s term using the effective interest method for the tranche A and B term loans and the revolver.
Australian Securitization Facility
The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expires April 2019. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.89 percent and 2.53 percent as of December 31, 2018 and 2017, respectively. The Company had securitized debt under this facility of approximately $87.0 million and $90.0 million as of December 31, 2018 and 2017, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 0.98 percent and 1.11 percent as of December 31, 2018 and 2017, respectively. The Company had securitized debt under this facility of approximately $18.0 million and $17.9 million as of December 31, 2018 and 2017, respectively.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Participation Debt
Historically, WEX Bank maintained three separate participation agreements with third-party banks to fund customer balances that exceeded WEX Bank’s lending limit to an individual customer. In June 2018, WEX Bank entered into a fourth participation agreement with a third-party bank to fund an additional customer’s balance. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The Company had funding capacity of $180.0 million at December 31, 2018 under these agreements, which terminate on June 30, 2019, August 31, 2019 and on demand. Amounts outstanding under the participation agreements were $64.8 million and $50.0 million and recorded in short-term debt, net and long-term debt, net, respectively, as of December 31, 2018. Amounts outstanding under the participation agreements were $135.0 million and $50.0 million and recorded in short-term debt, net and long-term debt, net, respectively, as of December 31, 2017. The average interest rate on outstanding participation debt was 4.30 percent, 3.46 percent and 2.94 percent for the year ended December 31, 2018, 2017 and 2016, respectively.
WEX Latin America Debt
WEX Latin America had debt of approximately $16.2 million and $9.7 million as of December 31, 2018 and 2017, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt, net on the Company’s consolidated balance sheet. As of December 31, 2018 and 2017, the interest rate was 23.59% and 24.10%, respectively.
Other
As of December 31, 2018, WEX Bank pledged approximately $343.1 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged to the Federal Reserve Bank and were $307.4 million as of December 31, 2018. WEX Bank had no borrowings on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2018. The average interest rate on borrowed federal funds was 2.15 percent, 1.24 percent and 0.69 percent for the year ended December 31, 2018, 2017 and 2016, respectively.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

2019	$223,241
2020	$85,278
2021	$35,278
2022	$35,278
2023	$2,003,972

16.	Tax Receivable Agreement
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
On June 26, 2009, the Company entered into a Tax Receivable Prepayment Agreement with Realogy, pursuant to which the Company paid Realogy $51.0 million, net of bank fees and legal expenses, as prepayment in full to settle the remaining obligations to Realogy under the 2005 Tax Receivable Agreement. In connection with the Tax Receivable Prepayment Agreement with Realogy, the Company entered into a Ratification Agreement on June 26, 2009 (the “Ratification Agreement”) with Avis,

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Realogy and Wyndham which amended the 2005 Tax Receivable Agreement to require the Company to pay 31.875 percent of the future tax savings related to the Tax Basis Increase to Wyndham.
The estimated amount of future payments owed to Wyndham is reflected as accrued expenses and other liabilities on the consolidated balance sheets for a total liability of $13.6 million and $20.3 million at December 31, 2018 and 2017 respectively. The estimate is dependent upon future statutory tax rates and the Company’s ability to generate sufficient taxable income adequate to cover the tax depreciation, amortization and interest expense associated with the Tax Basis Increase. Estimated blended tax rates are impacted by a number of factors including tax law changes, statutory tax rate changes, state apportionment and state filing combinations. The Company regularly reviews its estimated blended tax rates and projections of future taxable earnings to determine whether changes in the estimated liability are required. Any changes to the estimated future payments due to changes in estimated blended tax rates are recorded in the consolidated statements of income as non-cash adjustments related to tax receivable agreement.
There has been a reassessment of the projected blended tax rates for each period presented. For the year ended December 31, 2018, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a charge to non-operating expense of $0.8 million. In addition, the liability decreased due to payments of $7.5 million made during the year ended December 31, 2018. For the year ended December 31, 2017, the net future benefits decreased, primarily as a result of the decline in Federal statutory tax rate as part of the 2017 Tax Act, which decreased the associated liability to Wyndham, resulting in an off-set of $15.3 million to non-operating expense. In addition, the liability decreased due to payments of $11.8 million made during the year ended December 31, 2017. For the year ended December 31, 2016, the net future benefits increased, which increased the associated liability to Wyndham, resulting in a charge to non-operating expense of $0.6 million.

17.	Employee Benefit Plans
The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $8.0 million, $6.7 million and $5.3 million in matching funds to the plan for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2016, the Company acquired EFS, which as of the date of the acquisition had its own employee savings plan (the “EFS Plan”). On February 1, 2017, the WEX plan received net assets available for benefits totaling $15.2 million in a transfer from the EFS Plan. On January 1, 2017, EFS employees became eligible to participate in the existing WEX plan.
The Company also sponsors defined contribution plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under the Company’s defined contribution plans. The obligations related to the defined contribution plans totaled $6.4 million and $6.8 million at December 31, 2018 and 2017, respectively, and are included in other current liabilities and other liabilities on the consolidated balance sheets. The assets held in trust are recorded at fair value with any changes recorded currently to earnings. The aggregate market value of the securities within the trust was $6.4 million and $6.8 million at December 31, 2018 and 2017, respectively, and are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets.
The Company has defined benefit pension plans in Germany and Norway. The total net unfunded status for the Company’s foreign defined benefit pension plans was $5.4 million and $0.3 million as of December 31, 2018 and 2017, respectively. These obligations are recorded in other current liabilities and other liabilities in the consolidated balance sheets. The Company measures these plan obligations on an annual basis. The change in fair value to the defined benefit pension plans is recorded through the consolidated statements of income. The expense under each of these defined benefit pension plans for 2018, 2017 and 2016 was not material to the consolidated financial statements.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value and the related hierarchy levels:

		December 31,
(In thousands)	Fair Value Hierarchy	2018	2017
Financial Assets:
Money market funds(a)	1	$71,228	$—
Investment securities
Municipal bonds	2	$404	$534
Asset-backed securities	2	279	345
Mortgage-backed securities	2	260	305
Fixed-income mutual fund	1	23,463	22,174
Total Investment securities		$24,406	$23,358
Executive deferred compensation plan trust(b)	1	$6,398	$6,798
Interest rate swaps(c)	2	$17,994	$19,595

Liabilities:
Interest rate swaps(d)	2	$—	$5,373
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payments obligations.
(c) The fair value is recorded in prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows.
(d) The fair value is recorded in other current liabilities based on the timing of expected discounted cash flows.
We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the years ended December 31, 2018 and 2017. See Note 1, Summary of Significant Accounting Policies, for a description of the levels of the fair value hierarchy.
Money Market Funds
A portion of the Company’s cash and cash equivalents are invested in a money market fund that primarily consists of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Notes Outstanding
The Notes outstanding had a fair value of $392.0 million and $410.0 million as of December 31, 2018 and December 31, 2017, respectively. The fair value of the notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt which are Level 2 inputs in the fair value hierarchy. As of both December 31, 2018 and 2017, the carrying value of the 2016 Credit Agreement approximated its fair value.
Other Assets and Liabilities
Our financial instruments, other than those presented above, include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities. The carrying values of such assets and liabilities approximate their respective fair values due to their short-term nature. The carrying values of certificates of deposit, interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values, as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the consolidated balance sheets.

19.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Operating Leases
The Company leases office space and equipment under non-cancelable operating lease agreements that expire at various dates through 2034. In addition, the Company rents office equipment under agreements that may be canceled at any time. Rental expense related to office space, equipment and vehicles amounted to $15.7 million, $15.5 million and $15.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows:

2019	$14,794
2020	16,020
2021	15,186
2022	14,103
2023	11,706
Thereafter	65,628
Total minimum lease payments	$137,437
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $7.0 billion of unused commitments to extend credit at December 31, 2018, as part of established customer agreements. These amounts may increase or decrease during 2019 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements.
Minimum Volume Purchase Commitments

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

One of the Company’s subsidiaries is required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Should the Company fail to meet these minimum volume commitments, a penalty will be assessed as defined under the contracts. Starting in 2020, annual volume commitments reset based on prior year volume purchased. If the Company does not purchase fuel under these commitments after December 31, 2018, it would incur total penalties through 2019 totaling $170.5 million. During the years ended December 31, 2018 and 2017, the Company incurred $1.6 million and $1.2 million, respectively, in shortfall penalties under these contracts. The Company considers the associated risk of loss to be remote based on current operations.

20.	Dividend Restrictions
The Company has certain restrictions on the dividends it may pay, including those under the 2016 Credit Agreement. The 2016 Credit Agreement does allow us to make certain restricted payments (including dividends) if we are able to demonstrate pro forma compliance, after execution of a restricted payment, with a ratio of consolidated funded indebtedness to consolidated EBITDA of no more than 2.50:1.00 for the most recent period of four fiscal quarters. Additionally, if the Company’s interest coverage ratio is less than 3.00 to 1.00 and the Company’s leverage ratio does not exceed 5.00 through September 30, 2019, 4.50 through September 30, 2020, 4.25 through September 30, 2021 and 4.00 from December 31, 2021 and thereafter, after execution of a restricted payment, the Company may pay $50 million per annum for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
Dividends paid by WEX Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by WEX Bank will continue to be a source of operating funds to the Company. Capital adequacy requirements serve to limit the amount of dividends that may be paid by WEX Bank. WEX Bank is chartered under the laws of the State of Utah and the FDIC insures its deposits. Under Utah law, WEX Bank may only pay a dividend out of net profits after it has (i) provided for all expenses, losses, interest and taxes accrued or due from WEX Bank and (ii) transferred to a surplus fund 10 percent of its net profits before dividends for the period covered by the dividend, until the surplus reaches 100 percent of its capital stock. For purposes of these Utah dividend limitations, WEX Bank’s capital stock is $5.3 million and its capital surplus exceeds 100 percent of capital stock.
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
WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2018, 2017 and 2016.

21.	Stock-Based Compensation
In 2010, the Company adopted the WEX Inc. 2010 Equity Incentive Plan (the “Plan”), which replaced the Company’s 2005 Equity and Incentive Plan. In May 2015, the Company adopted the 2015 Section 162(m) Performance Incentive Plan (collectively with the Plan, the “Plans”). The Plans, which are stockholder-approved, permit the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants. The Plans permit the Company to grant a total number of shares which is the sum of; (i) 3,800 shares of common stock; plus (ii) such additional number of shares of common stock (up to 1,596) that were reserved for issuance under the Company’s Amended and Restated 2005 Equity and Incentive Plan (the “Prior Plan”) that remained available for grant under the Prior Plan at the time the 2010 Plan was adopted. There were 1.1 million units of common stock available for grant for future equity compensation awards under the Plan at December 31, 2018.
As of December 31, 2018, the Company had four stock-based compensation award types, which are described below. The compensation cost that has been charged against income for these programs totals $33.9 million, $30.5 million and $19.7 million for 2018, 2017 and 2016, respectively. The associated tax benefit related to these costs was $8.0 million, $7.3 million and $7.2 million, for 2018, 2017 and 2016, respectively.
Restricted Stock Units

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company periodically grants RSUs, a right to receive a specific number of shares of the Company’s common stock at a specified date, to non-employee directors and certain employees. RSUs granted to non-employee directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt. RSUs issued to certain employees generally vest evenly over up to three years and provide for accelerated vesting if there is a change of control (as defined in the Plan). The fair value of each RSU award is based on the closing market price of the Company’s stock on the day of grant as reported by the NYSE.
The following is a summary of RSU activity during the year ended December 31, 2018:

Restricted Stock Units
(In thousands except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2018	173	$98.31
Granted	101	165.88
Vested, including 29 shares withheld for tax (a)	(94)	98.07
Forfeited	(13)	110.81
Unvested at December 31, 2018	167	$138.58
(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authority.
As of December 31, 2018, there was $15.6 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of RSUs granted was $16.8 million, $11.7 million and $18.8 million during 2018, 2017 and 2016, respectively. The total fair value of RSUs that vested during 2018, 2017 and 2016 was $9.2 million, $7.3 million and $3.6 million, respectively.
Performance-Based Restricted Stock Units
The Company periodically grants PBRSUs to employees. A PBRSU is a right to receive stock based on the achievement of both performance goals and continued employment during the vesting period. In a PBRSU, the number of shares earned varies based upon meeting certain performance goals. PBRSU awards generally have performance goals spanning one to three years, depending on the nature of the performance goal. The fair value of each PBRSU award is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE.
The following is a summary of PBRSU activity during the year ended December 31, 2018:

Performance-Based Restricted Stock Units
(In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2018	314	$93.18
Granted	115	158.77
Forfeited	(45)	96.47
Vested, including 48 shares withheld for tax (a)	(140)	85.58
Performance adjustment (b)	175	88.99
Unvested at December 31, 2018	419	$113.58
(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authority.
(b) Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in performance attainment during the year ended December 31, 2018.
As of December 31, 2018, there was $31.9 million of unrecognized compensation cost related to the PBRSUs that is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of PBRSUs granted during 2018, 2017 and 2016 was $18.3 million, $15.0 million and $15.9 million, respectively. The total fair value of PBRSUs that vested during 2018, 2017 and 2016 was $12.0 million, $15.9 million and $4.9 million, respectively.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
Market Performance-Based Stock Options
In May 2017, the Company granted market performance-based stock options with a contractual term of ten years to certain members of senior management. The options contain a market condition that begins operating on the third anniversary of the grant date, requiring the closing price of the Company’s stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order for shares to vest. In addition, award recipients must be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. To the extent both the service condition and the Stock Price Hurdles are not met by the end of a defined measurement period, these options will be canceled.
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
The Company expenses these options on a graded basis over the derived service period of approximately three years regardless of whether the market condition is satisfied. Upon satisfaction of a Stock Price Hurdle, any unrecognized compensation expense for that specific tranche will be accelerated.
Service-Based Stock Options
Stock options granted to certain officers and employees under the Plan generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant.
Based on the Company’s lack of historical option exercise experience and granting of stock options with “plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The fair value of each option award is estimated on the grant date using the following assumptions and a Black-Scholes-Merton option-pricing model. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding. The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the expected term of the options granted. The option-pricing model also includes a risk-free interest rate for the period matching the expected term of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant. We have never paid nor do we expect to pay any cash dividends on our common stock; therefore, we assume that no dividends will be paid over the expected terms of option awards.
The table below summarizes the assumptions used to calculate the fair value by year of grant:

	2018	2017	2016
Weighted average expected term (in years)	6.0	6.0	6.0
Weighted average exercise price	$158.23	$104.95	$77.20
Expected stock price volatility	27.35%	30.67%	31.93%
Risk-free interest rate	2.69%	2.13%	1.62%
Weighted average fair value	$51.27	$35.58	$26.14

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of all stock option activity during the year ended December 31, 2018:

Stock Options
(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	834	$97.70
Granted	101	158.23
Exercised	(25)	91.85
Forfeited or expired	(19)	103.55
Outstanding at December 31, 2018	891	$104.62	8.23	$33,362
Exercisable on December 31, 2018	132	$91.76	7.24	$6,379
Vested and expected to vest at December 31, 2018	754	$106.60	8.40	$26,947
As of December 31, 2018, there was $13.0 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $0.6 million and $1.7 million, respectively. The total grant-date fair value of options granted during 2018, 2017 and 2016 was $5.2 million, $20.5 million, and $3.3 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of deferred stock units (“DSUs”). The Company previously granted fully vested DSUs to non-employee directors. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 74 and 94 DSUs outstanding as of December 31, 2018 and 2017 respectively. Unvested DSUs as of December 31, 2018 and 2017 were not material.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Impairment and Restructuring Activities
Impairment Charges and Asset Write-Offs
As part of our annual goodwill assessment completed in the fourth quarter of 2018, we recorded a non-cash goodwill impairment charge of $3.2 million related to our Brazil fleet reporting unit. See Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information. We also impaired $2.4 million of computer software which was determined to provide no future benefit in 2018.
Following the acquisition of AOC in the fourth quarter of 2017, the Company reevaluated software currently under development for payment processing within our Travel and Corporate Solutions segment. From this, we determined the developed technology obtained in the AOC acquisition more closely aligns with our technological strategy. As a result, $22.0 million of software under development was determined to have no future benefit and therefore impaired during the year ended December 31, 2017. We also impaired $6.0 million of computer software within the Fleet Solutions segment in 2017 as a result of our ongoing platform consolidation strategy, designed to ensure we continue to deliver superior technology to our customers.
During the year ended December 31, 2017, the Company executed a vendor contract amendment based on a strategic decision to in-source certain previously outsourced technology functions. As a result of this action, the Company determined that $16.2 million of prepaid services had no future benefit and were therefore written off within the Fleet Solutions and Travel and Corporate Solutions segments during the same period.

The Company did not recognize any impairment expense on assets during the year ended December 31, 2016.
Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative (the “2015 Restructuring Initiative”) as a result of its global review of operations. The review of operations identified certain initiatives to further streamline the business, improve the Company’s efficiency and globalize the Company’s operations, all with an objective to improve scale and increase profitability going forward. The Company continued its efforts to improve its overall operational efficiency and began a second restructuring initiative (the “2016 Restructuring Initiative”) during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a third restructuring program in the third quarter of 2016 (the “Acquisition Integration Restructuring Initiative”). The majority of the balances under these initiatives are expected to be paid through 2019.
The restructuring expenses related to these initiatives primarily consist of employee costs and office closure costs directly associated with the respective programs. The Company has determined the amount of expenses related to these initiatives is probable and reasonably estimable. As such, the Company has recorded the impact on the consolidated statements of income and in accrued expenses and other current liabilities on the consolidated balance sheets. Restructuring charges incurred to date under these initiatives were $24.8 million as of December 31, 2018. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur under these initiatives is immaterial.
The following tables present the Company’s restructuring activities by initiative:

2015 Restructuring Initiative	Year Ended December 31,
(In thousands)	2018	2017
Balance, beginning of year	$2,680	$5,231
Restructuring (reversals) charges[1]	(79)	2,565
Cash paid	(1,734)	(4,020)
Other[2]	(511)	(1,158)
Foreign currency translation	(27)	62
Balance, end of year	$329	$2,680
1 Primarily consists of employee costs in 2017.
2 In 2017, the liability was transferred to the 2016 Restructuring Initiative.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016 Restructuring Initiative	Year Ended December 31,
(In thousands)	2018	2017
Balance, beginning of year	$738	$3,662
Restructuring (reversals) charges	111	(1,305)
Cash paid	(592)	(3,479)
Other[1]	—	1,158
Foreign currency translation	(7)	702
Balance, end of year	$250	$738
1 In 2017, the liability was transferred from the 2015 Restructuring Initiative.

Acquisition Integration Restructuring Initiative	Year Ended December 31,
(In thousands)	2018	2017
Balance, beginning of year	$5,093	$1,764
Restructuring charges[1]	240	5,879
Cash paid	(5,355)	(2,650)
Other	22	107
Foreign currency translation	—	(7)
Balance, end of year	$—	$5,093
1Primarily consists of office closure costs in 2017.

Total Restructuring Initiatives	Year Ended December 31,
(In thousands)	2018	2017
Balance, beginning of year	$8,511	$10,657
Restructuring charges	272	7,139
Cash paid	(7,681)	(10,149)
Other	(489)	107
Foreign currency translation	(34)	757
Balance, end of year	$579	$8,511

23.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables disaggregate our consolidated revenue:

	Year Ended December 31, 2018
(in thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	162,662	37,262	108,172	308,096
Finance fee revenue	190,528	1,391	16,708	208,627
Other revenue	156,970	61,402	33,553	251,925
Total revenues	$975,140	$303,344	$214,155	$1,492,639

Interest income	$3,503	$958	$11,706	$16,167

	Year Ended December 31, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$360,158	$158,660	$50,348	$569,166
Account servicing revenue	165,083	7,531	103,956	276,570
Finance fee revenue	159,336	760	28,696	188,792
Other revenue	138,533	57,096	18,420	214,049
Total revenues	$823,110	$224,047	$201,420	$1,248,577

Interest income	$3,681	$717	$27,507	$31,905

	Year Ended December 31, 2016
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$297,900	$175,762	$46,957	$520,619
Account servicing revenue	127,105	1,247	82,660	211,012
Finance fee revenue	124,725	643	7,600	132,968
Other revenue	92,331	37,595	17,963	147,889
Total revenues	$642,061	$215,247	$155,180	$1,012,488

Interest income	$3,053	$498	$13,581	$17,132
No one customer accounted for more than 10 percent of the total consolidated revenue in 2018, 2017 or 2016.
Effective January 1, 2018, the Company modified the presentation of the statements of income and changed how it allocates certain costs to its segments. These changes enhance the information reported to the users of our quarterly and annual filings. The primary change is how the Company allocates information technology and corporate-related costs to its segments. Certain information technology and corporate-related costs that support multiple segments, which were previously included entirely within the Fleet Solutions segment, are now allocated to the segment that they support. Certain residual unallocated corporate costs represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses. These expenses are recorded in unallocated corporate expenses, as these items are centrally and directly controlled and are not included in internal measures of segment operating performance. Prior period amounts have been recast to conform with this presentation. See Note 1, Summary of Significant Accounting Policies, for further information regarding the modified presentation of the consolidated statements of income.
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) restructuring and other costs; (iv) gains on divestitures; (v) debt restructuring costs; (vi) impairment charges

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and asset write-offs and (vii) unallocated corporate expenses. For the year ended December 31, 2016, segment adjusted operating income also excluded a vendor settlement. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on derivative instruments, income taxes and net gains or losses from non-controlling interest to our operating segments.
The following table reconciles segment adjusted operating income to income before income taxes:

	Year ended December 31,
(In thousands)	2018	2017	2016
Segment adjusted operating income
Fleet Solutions	$459,646	$369,872	$254,225
Travel and Corporate Solutions	135,379	96,660	80,699
Health and Employee Benefit Solutions	44,931	46,846	37,745
Total segment adjusted operating income	$639,956	$513,378	$372,669

Reconciliation:
Total segment adjusted operating income	$639,956	$513,378	$372,669
Less:
Unallocated corporate expenses	58,095	53,753	46,199
Acquisition-related intangible amortization	138,186	153,810	97,829
Other acquisition and divestiture related items	4,143	5,000	20,879
Debt restructuring	4,425	2,563	—
Stock-based compensation	35,103	30,487	19,742
Restructuring and other costs	13,717	11,129	13,995
Impairment charges and asset write-offs	5,649	44,171	—
Gain on divestiture	—	(20,958)	—
Vendor settlement	—	—	15,500
Operating income	$380,638	$233,423	$158,525
Financing interest expense	(105,023)	(107,067)	(113,418)
Net foreign currency (loss) gain	(38,800)	31,487	(9,233)
Net realized and unrealized gains on fuel price derivatives	—	—	711
Non-cash adjustments related to tax receivable agreement	(775)	15,259	(563)
Net unrealized gains on financial instruments	2,579	1,314	12,908
Income before income taxes	$238,619	$174,416	$48,930
Assets are not allocated to the segments for internal reporting purposes.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(In thousands)	2018	2017	2016
United States	$1,287,405	$1,037,322	$839,917
Australia	60,518	62,030	53,068
Other international[1]	144,716	149,225	119,503
Total revenues	$1,492,639	$1,248,577	$1,012,488
1 No single country, other than the United States and Australia, made up more than 5 percent of total revenues for any of the years presented.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(In thousands)	2018	2017	2016
United States	$176,111	$148,490	$146,165
International[1]	11,757	15,418	21,113
Net property, equipment and capitalized software	$187,868	$163,908	$167,278
1 No single country, other than the United States, made up more than 5 percent of total net property, equipment and capitalized software for any of the years presented.

24.	Supplementary Regulatory Capital Disclosure
The Company’s subsidiary, WEX Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities, and certain off-balance-sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material effect on our business, results of operations and financial condition.
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2018, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2018
Total Capital to risk-weighted assets	$323,178	12.82%	$201,749	8.00%	$252,186	10.00%
Tier 1 Capital to average assets	$305,734	10.88%	$112,401	4.00%	$140,501	5.00%
Common equity to risk-weighted assets	$305,734	12.12%	$113,484	4.50%	$163,921	6.50%
Tier 1 Capital to risk-weighted assets	$305,734	12.12%	$151,312	6.00%	$201,749	8.00%
December 31, 2017
Total Capital to risk-weighted assets	$316,129	13.38%	$188,991	8.00%	$236,239	10.00%
Tier 1 Capital to average assets	$304,555	12.50%	$97,452	4.00%	$121,815	5.00%
Common equity to risk-weighted assets	$304,555	12.89%	$106,308	4.50%	$153,555	6.50%
Tier 1 Capital to risk-weighted assets	$304,555	12.89%	$141,743	6.00%	$188,991	8.00%

25.	Subsequent Events
Business Acquisitions
On January 16, 2019, the Company entered into an agreement to acquire Discovery Benefits, Inc., an employee benefits administrator, for total cash consideration of approximately $425 million, including $50 million which will be deferred until January of 2020. State Bankshares, Inc., the seller of Discovery Benefits, also retained a 4.9% equity interest in the entity resulting from the combination of WEX Health and Discovery Benefits. This acquisition will provide our partners and customers with a more

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comprehensive suite of products and services and opens go-to-market channels to include consulting firms and brokers. The Company closed this transaction on March 5, 2019.
On February 14, 2019, the Company acquired Pavestone Capital LLC, a recourse factoring company that provides working capital to businesses for a purchase price of $30 million, subject to net working capital adjustments. This acquisition is expected to complement our existing Fleet factoring business.
2016 Credit Agreement Amendment
On January 18, 2019, the Company amended its 2016 Credit Agreement. The amendment provides an additional tranche A term loan in the principal amount of $300.0 million, which the Company borrowed at execution to fund a portion of the consideration payable upon the closing of the Noventis acquisition. In addition, the amendment provides delayed draw commitments for an incremental $300.0 million in delayed draw commitments. On March 5, 2019, the Company fully drew down this commitment, consisting of $250.0 million in tranche A term loans and an incremental $50.0 million of revolving credit in order to fund the acquisition of Discovery Benefits, Inc. The Company paid certain customary fees in connection with the amendment.
Interest Rate Swap Agreements
On March 12, 2019, the Company entered into three interest rate swap contracts. Collectively, these derivative contracts are intended to fix the future interest payments associated with $450.0 million of our variable rate borrowings at interest rates between 2.413% and 2.425%.

26.	Quarterly Financial Results (Unaudited)
Summarized quarterly results for the years ended December 31, 2018 and 2017, which have been changed to reflect the Revision as described in Note 1, Summary of Significant Accounting Policies, are as follows:

	Three months ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$354,028	$370,798	$386,617	$381,196
Operating income	$83,859	$100,424	$102,564	$93,791
Net income attributable to shareholders	$51,970	$38,424	$56,644	$21,257
Earnings per share:
Basic	$1.21	$0.89	$1.31	$0.49
Diluted	$1.20	$0.88	$1.30	$0.49

2017
Total revenues	$292,453	$303,868	$320,677	$331,579
Operating income	$56,701	$52,447	$50,819	$73,456
Net income attributable to shareholders(a)	$26,879	$19,770	$26,232	$87,181
Earnings per share:(a)
Basic	$0.63	$0.46	$0.61	$2.03
Diluted	$0.62	$0.46	$0.61	$2.02
(a) The three months ended December 31, 2017 includes a tax benefit of $60.6 million as a result of the 2017 Tax Act.
Basic and diluted net income per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms, is recorded, processed, summarized and reported, and is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to the material weaknesses in internal control over financial reporting described below.
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
Under the supervision and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of the internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was not effective as of December 31, 2018.
As discussed in Item 8 - Note 1, Summary of Significant Accounting Policies, during the Company’s 2018 year-end close process, management identified certain immaterial errors in the financial statements of our Brazilian subsidiary that were consolidated into certain of our previously filed financial statements.  The errors, which began to be made before 2015, are primarily related to accounts receivable and accounts payable in Brazil in our Fleet Solutions segment. Management has revised prior period financial information from January 1, 2016 to September 30, 2018 (“Revision Period”) to correct for the errors identified related to the Brazilian subsidiary, and other immaterial errors impacting prior years that were not previously recorded. The errors identified related to our Brazilian subsidiary resulted from several control deficiencies that were in existence during the Revision Period and at December 31, 2018, including:

•
We did not maintain an effective control environment at our Brazilian subsidiary as evidenced by: (i) an insufficient number of personnel with an appropriate level of knowledge of the Company’s processing platforms and overall financial reporting process, and (ii) an insufficient number of personnel appropriately qualified to perform control activities.

•
We did not have control activities that were designed and operating effectively at our Brazilian subsidiary as evidenced by: (i) reconciliation of balance sheet accounts not being prepared consistently, (ii) lack of precision in review controls to identify all potential errors and (iii) lack of oversight and approval of journal entries.

•	We did not have sufficient monitoring activities in place to ensure effective corporate oversight and monitoring of control activities at our individually insignificant subsidiaries.
We believe the control deficiencies described herein represent material weaknesses in our internal control over financial reporting at December 31, 2018 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. We believe that the failure to prevent or timely detect the aforementioned Brazilian subsidiary errors in our consolidated financial statements were attributable to the deficiencies identified.
Our internal control over financial reporting at December 31, 2018, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on our internal control over financial reporting, which follows below.
Remediation Activities
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to the material weaknesses are designed appropriately and will operate effectively. The remediation actions that we are taking and expect to take include the following:

•	Evaluating the sufficiency, experience, and training of our internal personnel at our Brazilian subsidiary and hiring additional qualified personnel or using external resources.

•	Implementing control activities at our Brazilian subsidiary that address relevant financial statement risks, including account reconciliations, variance analysis and journal entry procedures.

•	Implementing additional corporate monitoring activities over our individually insignificant subsidiaries.
Management believes that these efforts will effectively remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, and tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management will test, evaluate, and audit the implementation of these new processes and internal controls during fiscal 2019 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements. Subject to the foregoing, management is working towards having these remediation efforts completed by the time we issue our December 31, 2019 financial statements. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures.
As described in Item 8 - Note 1, Summary of Significant Accounting Policies, the Company has revised prior period financial statements to correct for the errors resulting from the material weaknesses described above.  As a result of the procedures performed to correct these errors, we believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2019.
Change in Internal Control Over Financial Reporting
Other than the material weaknesses noted above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of WEX Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 18, 2019, expressed an unqualified opinion on those financial statements.
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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•
The Company did not maintain an effective control environment at its Brazilian subsidiary as evidenced by: (i) an insufficient number of personnel with an appropriate level of knowledge of the Company’s processing platforms and overall financial reporting process, and (ii) an insufficient number of personnel appropriately qualified to perform control activities.

•
The Company did not have control activities that were designed and operating effectively at its Brazilian subsidiary as evidenced by: (i) reconciliation of balance sheet accounts not being prepared consistently, (ii) lack of precision in review controls to identify all potential errors and (iii) lack of oversight and approval of journal entries.

•	The Company did not have sufficient monitoring activities in place to ensure effective corporate oversight and monitoring of control activities at its individually insignificant subsidiaries.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 18, 2019

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders captioned “Members of the Board of Directors,” “Non-Director Members of the Executive Management Team,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Communications with the Board of Directors,” “Board and Committee Meetings” and “Corporate Governance Information,” which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) the Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 1 Hancock Street Portland, Maine USA 04101. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2019 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2019 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Consolidated Financial Statements on page 66).
2. Financial statement schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
3. The exhibit index attached to this Annual Report on Form 10–K is hereby incorporated by reference.
ITEM 16. FORM 10–K SUMMARY
None.

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

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6
Investors Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.7
Credit Agreement among WEX Inc., certain of its subsidiaries as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.8
First Amendment to Credit Agreement dated July 3, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd. and Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2017, File No. 001-32426)

10.9
Second Amendment to Credit Agreement dated October 30, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017, File No. 001-32426)

10.10
Third Amendment to Credit Agreement dated January 17, 2018, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 18, 2018, File No. 001-32426)

10.11
Fourth Amendment to Credit Agreement dated August 24, 2018, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2018, File No. 001-32426)

10.12
Fifth Amendment to Credit Agreement dated January 18, 2019, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 22, 2019, File No. 001-32426)

†10.13
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

†10.14
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†10.15	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

†10.16
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.17	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

* † 10.18	WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018.

† 10.19
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

† 10.22
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.23
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.24
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

† 10.26
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.27
Offer Letter dated November 3, 2015 between WEX Inc. and Mr. Simon (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2015, File No. 001-32426)

† 10.28
Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016, File No. 001-32426)

† 10.29
Form of Non Employee Director Compensation Plan effective September 21, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017, File No. 001-32426)

† 10.30
Form of Non Employee Director Compensation Plan effective October 1, 2017 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, File No. 001-32426)

† 10.31	Employment Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.32
Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.33
First Amendment to Employment Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.34
First Amendment to Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

10.35
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.36	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.37	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.38	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.39	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.40
Commitment Letter, dated as of October 18, 2015, by and among WEX Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey and MUFG Union Bank, N.A (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

10.41
Consent and Amendment Under Credit Agreement, dated as of February 27, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2019, File No. 001-32426).

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

WEX INC.
March 18, 2019	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 18, 2019	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Director
(principal executive officer)

March 18, 2019	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial and accounting officer)

March 18, 2019	/s/ Michael E. Dubyak
Michael E. Dubyak
Chairman of the Board

March 18, 2019	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Lead Director

March 18, 2019	/s/ John E. Bachman
John E. Bachman
Director

March 18, 2019	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

March 18, 2019	/s/ James C. Neary
James C. Neary
Director

March 18, 2019	/s/ Kirk Pond
Kirk Pond
Director

March 18, 2019	/s/ Susan Sobbott
Susan Sobbott
Director

March 18, 2019	/s/ Regina O. Sommer
Regina O. Sommer
Director

March 18, 2019	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Director