Form 10-K/A
period 2018-12-31
WEX Inc.
filed 2019-03-20
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of WEX Inc. for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 18, 2019 (the "Original Filing").
WEX Inc. (the “Company”) is filing this amendment for the sole purpose of correcting an error in the calculation of "Adjusted net income attributable to shareholders" for 2018 and 2017 as disclosed in Item 7 on page 56 of the Original Filing. Subsequent to the Original Filing, the Company discovered a calculation error in the line item disclosing adjustments of "Tax related items", leading to an overstatement of Adjusted net income attributable to shareholders by $1.4 million in 2018 and $6.0 million in 2017. The Original Filing showed Adjusted net income attributable to shareholders of $362.3 million in 2018 and $235.3 million in 2017. The corrected Adjusted net income attributable to shareholders is $360.9 million in 2018 and $229.3 million in 2017.
This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and, except as noted above, does not modify or update in any way disclosures made in the original Form 10-K. As required by applicable SEC rules, all of Item 7, as amended, is restated below.
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

The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
	2018	2017	2016
Net income attributable to shareholders	$168,295	$160,062	$23,499
Unrealized gains on financial instruments	(2,579)	(1,314)	(7,901)
Net foreign currency remeasurement loss (gain)	38,800	(31,487)	9,233
Acquisition-related ticking fees	—	—	30,045
Acquisition-related intangible amortization	138,186	153,810	97,829
Other acquisition and divestiture related items	4,143	5,000	20,879
Gain on divestiture	—	(20,958)	—
Stock-based compensation	35,103	30,487	19,742
Restructuring and other costs	13,717	11,129	13,995
Impairment charges and asset write-offs	5,649	44,171	—
Vendor settlement	—	—	15,500
Debt restructuring and debt issuance cost amortization	14,101	10,519	12,673
Non-cash adjustments related to tax receivable agreement	775	(15,259)	563
ANI adjustments attributable to non-controlling interests	(1,370)	(1,563)	(2,583)
Tax related items	(53,918)	(115,278)	(78,800)
Adjusted net income attributable to shareholders	$360,902	$229,319	$154,674

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

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.3	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.4	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

WEX INC.
March 20, 2019	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)