Form 10-Q
period 2019-03-31
WEX Inc.
filed 2019-05-10
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10–Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001–32426

WEX INC.
(Exact name of registrant as specified in its charter)

Delaware	01–0526993
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hancock St., Portland, ME	04101
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
☐ Yes  ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	WEX	New York Stock Exchange

Number of shares of common stock outstanding as of April 30, 2019 was 43,249,922.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the failure to successfully integrate the Company’s acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company’s credit standards;

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

•
the impact of the material weaknesses disclosed in Item 9A of the Company’s annual report on Form 10–K for the year ended December 31, 2018 and the effects of the Company’s investigation and remediation efforts in connection with certain immaterial errors in the financial statements of our Brazilian subsidiary;

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;

•	the uncertainties of litigation; as well as

•	other risks and uncertainties identified in Item 1A of our annual report on Form 10–K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 18, 2019.
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

2016 Credit Agreement
Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders.

2017 Tax Act	2017 Tax Cuts and Jobs Act
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interests and certain tax related items.

ASC	Accounting Standards Codification
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–13	Accounting Standards Update No. 2016-13 Financial Instruments – Credit Losses (Topic 326)
ASU 2018–15
Accounting Standards Update No. 2018–15 Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350–40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a special purpose entity consolidated by the Company
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Discovery Benefits (or “DBI”)	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NCI	Non-controlling interest
Notes	$400 million notes with a 4.75 percent fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
Over-the-road	Typically heavy trucks traveling long distances
Pavestone Capital	Pavestone Capital, LLC
Payment solutions purchase volume	Total amount paid by customers for transactions
Payment processing transactions	Funded payment transactions where the Company maintains the receivable for total purchase
PPG	Price per gallon of fuel
Redeemable non-controlling interest	The portion of U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
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

Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
U.S. Health business	WEX Health and DBI, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which has been subsequently branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Evolution1

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Payment processing revenue	$186,798	$168,454
Account servicing revenue	87,086	78,704
Finance fee revenue	46,373	48,881
Other revenue	61,619	57,989
Total revenues	381,876	354,028
Cost of services
Processing costs	91,119	73,106
Service fees	14,246	12,326
Provision for credit losses	17,791	14,226
Operating interest	9,564	8,485
Depreciation and amortization	20,513	20,450
Total cost of services	153,233	128,593
General and administrative	64,405	55,309
Sales and marketing	64,119	56,541
Depreciation and amortization	31,184	29,726
Operating income	68,935	83,859
Financing interest expense	(31,112)	(27,337)
Net foreign currency (loss) gain	(3,885)	390
Net unrealized (loss) gain on financial instruments	(11,912)	13,508
Income before income taxes	22,026	70,420
Income taxes	5,818	17,749
Net income	16,208	52,671
Less: Net income from non-controlling interests	74	701
Net income attributable to shareholders	$16,134	$51,970

Net income attributable to WEX Inc. per share:
Basic	$0.37	$1.21
Diluted	$0.37	$1.20
Weighted average common shares outstanding:
Basic	43,220	43,049
Diluted	43,572	43,450
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$16,208	$52,671
Foreign currency translation	4,371	1,693
Comprehensive income	20,579	54,364
Less: Comprehensive income attributable to non-controlling interests	36	991
Comprehensive income attributable to WEX Inc.	$20,543	$53,373
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$387,274	$541,498
Restricted cash	138,804	13,533
Accounts receivable (net of allowances of $46,742 in 2019 and $46,948 in 2018)	2,830,555	2,584,203
Securitized accounts receivable, restricted	135,438	109,871
Prepaid expenses and other current assets	153,093	149,021
Total current assets	3,645,164	3,398,126
Property, equipment and capitalized software (net of accumulated depreciation of $325,067 in 2019 and $307,750 in 2018)	196,977	187,868
Goodwill	2,331,110	1,832,129
Other intangible assets (net of accumulated amortization of $542,833 in 2019 and $509,055 in 2018)	1,382,279	1,034,194
Investment securities	24,772	24,406
Deferred income taxes, net	11,091	9,643
Other assets	363,849	284,229
Total assets	$7,955,242	$6,770,595
Liabilities and Stockholders’ Equity
Accounts payable	$1,093,128	$814,742
Accrued expenses	278,413	312,268
Restricted cash payable	138,804	13,533
Short-term deposits	835,338	927,444
Short-term debt, net	184,357	216,517
Other current liabilities	86,388	27,067
Total current liabilities	2,616,428	2,311,571
Long-term debt, net	2,809,361	2,133,923
Long-term deposits	300,349	345,231
Deferred income taxes, net	203,274	151,685
Other liabilities	108,949	32,261
Total liabilities	6,038,361	4,974,671
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	99,993	—
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,674 issued in 2019 and 47,557 in 2018; 43,246 shares outstanding in 2019 and 43,129 in 2018	476	475
Additional paid-in capital	635,046	593,262
Retained earnings	1,456,327	1,481,593
Accumulated other comprehensive loss	(112,882)	(117,291)
Treasury stock at cost; 4,428 shares in 2019 and 2018	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,806,625	1,785,697
Non-controlling interest	10,263	10,227
Total stockholders’ equity	1,816,888	1,795,924
Total liabilities and stockholders’ equity	$7,955,242	$6,770,595
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,312,660	$9,220	$1,630,100
Cumulative-effect adjustment[1]	—	—	—	—	—	638	—	638
Balance at January 1, 2018	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,313,298	$9,220	$1,630,738
Stock issued	148	2	574	—	—	—	—	576
Share repurchases for tax withholdings	—	—	(11,810)	—	—	—	—	(11,810)
Stock-based compensation expense	—	—	8,955	—	—	—	—	8,955
Foreign currency translation	—	—	—	1,403	—	—	290	1,693
Net income	—	—	—	—	—	51,970	701	52,671
Balance at March 31, 2018	47,500	$475	$567,038	$(87,827)	$(172,342)	$1,365,268	$10,211	$1,682,823

Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustments of redeemable non-controlling interest	—	—	41,400	—	—	(41,400)	—	—
Foreign currency translation	—	—	—	4,409	—	—	(38)	4,371
Net income	—	—	—	—	—	16,134	74	16,208
Balance at March 31, 2019	47,674	$476	$635,046	$(112,882)	$(172,342)	$1,456,327	$10,263	$1,816,888
1 Includes the impact of the Company’s modified retrospective adoption as part of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$16,208	$52,671
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss (gain)	12,870	(12,780)
Stock-based compensation	9,703	8,955
Depreciation and amortization	51,697	50,176
Debt restructuring and debt issuance cost amortization	2,095	3,676
Provision for deferred taxes	3,402	16,296
Provision for credit losses	17,791	14,226
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(239,658)	(264,475)
Prepaid expenses and other current and other long-term assets	(7,109)	121,622
Accounts payable	245,657	119,334
Accrued expenses and restricted cash payable	(43,554)	(17,404)
Income taxes	(1,153)	(1,339)
Other current and other long-term liabilities	2,161	(3,152)
Net cash provided by operating activities	70,110	87,806
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(28,385)	(14,770)
Acquisitions, net of cash acquired	(568,426)	—
Purchase of equity investment	—	(2,307)
Purchases of investment securities	(140)	(121)
Maturities of investment securities	85	72
Net cash used for investing activities	(596,866)	(17,126)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,723)	(11,810)
Proceeds from stock option exercises	405	576
Net change in deposits	(136,717)	(185,433)
Net activity on other debt	(57,556)	(19,027)
Borrowings on revolving credit facility	863,756	488,503
Repayments on revolving credit facility	(693,600)	(625,821)
Borrowings on term loans	550,000	153,000
Repayments on term loans	(15,871)	(9,076)
Debt issuance costs	(3,443)	(2,907)
Net change in securitized debt	(1,191)	19,402
Net cash provided by (used for) financing activities	496,060	(192,593)
Effect of exchange rates on cash, cash equivalents and restricted cash	1,743	(587)
Net change in cash, cash equivalents and restricted cash	(28,953)	(122,500)
Cash, cash equivalents and restricted cash, beginning of period	555,031	522,385
Cash, cash equivalents and restricted cash, end of period	$526,078	$399,885

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$2,046	$4,801

See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 and our Form 10–K/A filed with the SEC on March 20, 2019. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results for any future periods or the year ending December 31, 2019.
Effective January 1, 2019, the Company modified the presentation of the unaudited condensed balance sheets to separately classify its restricted cash payable. The prior period has been reclassified to conform with this presentation. There was no change to current liabilities as a result of this change.
We apply the same accounting policies in preparing our quarterly and annual financial statements, with the exception of the new leasing standard which is required to be adopted on a prospective basis. Refer to Note 2, Recent Accounting Pronouncements, for more information. The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Revision of Prior Period Unaudited Condensed Consolidated Financial Statements for Correction of Immaterial Errors
As more fully described in our 2018 Form 10–K, in 2018 we revised our prior year financial statements to correct for immaterial errors in the financial statements of our Brazilian subsidiary and certain other immaterial errors impacting prior years that were not previously recorded. The accompanying quarterly financial statements have been revised for these errors. Collectively, hereinafter these revisions to correct are referred to as the “Revised” financial statements or the “Revision”. Management believes that the effects of this Revision are not material to our previously issued unaudited condensed consolidated financial statements.
The effects of the Revision on our unaudited condensed consolidated statements of income and cash flows were as follows:

	Three months ended March 31, 2018
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Total revenues	$354,829	$(801)	$—	$354,028
Processing costs	$79,640	$(6,534)	$—	$73,106
Provision for credit losses	$13,990	$236	$—	$14,226
Operating income	$78,362	$5,497	$—	$83,859
Income taxes	$15,589	$2,343	$(183)	$17,749
Net income	$49,334	$3,154	$183	$52,671
Net income attributable to shareholders	$48,633	$3,154	$183	$51,970

Net income attributable to WEX Inc. per share
Basic	$1.13	$0.08	$—	$1.21
Diluted	$1.12	$0.08	$—	$1.20

	Three months ended March 31, 2018
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Net cash provided by operating activities	$85,243	$—	$2,563	$87,806
Effect of exchange rates on cash, cash equivalents and restricted cash	$(2,577)	$—	$1,990	$(587)
Cash, cash equivalents and restricted cash, beginning of period	$526,938	$—	$(4,553)	$522,385

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the three months ended March 31, 2019 and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Three Months Ended March 31, 2019
ASU 2016–02	This standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.	The Company adopted ASU 2016–02 effective January 1, 2019, using the modified retrospective approach, and all practical expedients permitted under the transition guidance.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–02, Leases (Topic 842), which requires leases with a duration greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities.
We adopted the new standard using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance, including the hindsight practical expedients for expired or existing contracts, which allowed us to carryforward our historical determination of (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. Additionally, we elected the practical expedients which allowed us to (i) not perform an allocation of lease and non-lease components for real estate leases, (ii) continue to account for short-term leases under Topic 840 and (iii) utilize our incremental borrowing rate (“IBR”), rather than the rate implicit in each lease, to calculate the present value of the remaining lease payments. As such, the unaudited condensed consolidated financial statements for the period ended March 31, 2019 are presented under the new standard, while comparative periods presented continue to be reported in accordance with Topic 840.
The most significant impact of adoption was the recording of operating lease ROU assets and operating lease liabilities on our unaudited condensed consolidated balance sheets at January 1, 2019. Refer to Note 14, Leases, for more information. The standard did not materially impact our results of operations or cash flows.

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
Effective January 1, 2019, the Company early adopted ASU 2018–15 on a prospective basis.
Under the standard, we now capitalize implementation costs related to our cloud migration of technology platforms to the cloud. Such amounts are amortized over the lesser of the term of the hosting arrangement, considering any explicit renewal options for which we are reasonably certain to exercise, or the useful life of the underlying hosted software. We do not expect that adoption of this standard will have a material impact on our results of operations, cash flows or consolidated financial position.

Not Yet Adopted as of March 31, 2019
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
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided. The vast majority of the Company’s Topic 606 revenue is derived from stand-ready commitments to provide payment processing, transaction processing and SaaS services and support. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. For payment processing and transaction processing, services are considered to be transferred when a transaction is captured and the Company has validated that the transaction has no errors. Point-in-time revenue recognized during the three months ended March 31, 2019 and 2018 was not material.
Topic 606 does not apply to rights or obligations associated with financial instruments, including the Company’s finance fee and interest income from banking relationships and cardholders, certain other fees associated with cardholder arrangements and commissions paid related to such agreements, which continue to be within the scope of Topic 310, Receivables. In addition, gains on sale of WEX Latin America receivables are included in other revenue and are within the scope of ASC 860, Transfers and Servicing.
We disaggregate our revenue from contracts with customers by service-type for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. See Note 18, Segment Information, for further information.
The following table disaggregates our consolidated revenue for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$107,408	$59,998	$19,392	$186,798
Account servicing revenue	6,800	10,585	37,262	54,647
Other revenue	16,986	1,105	6,776	24,867
Total Topic 606 revenues	$131,194	$71,688	$63,430	$266,312

Non-Topic 606 revenues
Account servicing revenue	$32,439	$—	$—	$32,439
Finance fee revenue	45,864	357	152	46,373
Other revenue	23,285	9,603	3,864	36,752
Total non-Topic 606 revenues	$101,588	$9,960	$4,016	$115,564

Total revenues	$232,782	$81,648	$67,446	$381,876

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table disaggregates our consolidated revenue for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$106,978	$44,777	$16,699	$168,454
Account servicing revenue	8,466	9,469	27,025	44,960
Other revenue	17,042	1,117	8,142	26,301
Total Topic 606 revenues	$132,486	$55,363	$51,866	$239,715

Non-Topic 606 revenues
Account servicing revenue	$33,744	—	—	$33,744
Finance fee revenue	43,604	259	5,018	48,881
Other revenue	20,531	11,157	—	31,688
Total non-Topic 606 revenues	$97,879	$11,416	$5,018	$114,313

Total revenues	$230,365	$66,779	$56,884	$354,028
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

•
Interchange income in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments relates to revenue earned on transactions processed through open-loop networks. In open-loop network arrangements, there are several intermediaries involved between the merchant and the cardholder, and written contracts do not exist between all parties involved in the process. Rather, the transaction is governed by the rates determined by the payment network at the point-of-sale. This framework dictates the interchange rate, the risk of loss, dispute procedures and timing of payment. For these transactions, there is an implied contract between the Company and the merchant. In our Travel and Corporate Solutions segment, the Company remits payment to the card network for the purchase price of the cardholder transaction, less the interchange fees the Company earns. The Company collects the total purchase price from the cardholder. In our Health and Employee Benefit Solutions segment, funding of transactions and collections from cardholders is performed by third-party sponsor banks, who remit a portion of the interchange fee to us.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company determined that WEX does not control the services performed by merchant acquirers, card networks, sponsor banks and online bill payment aggregators as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore, interchange income is recognized net of any fees owed to these intermediaries. The Company determined that services performed by third-party payment processors are controlled by WEX as the Company is responsible for directing how the third-party payment processor authorizes and processes transactions on the Company’s behalf. Therefore, such fees paid to third-party payment processors are recorded as service fees within cost of services.
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. If such fee rebates constitute consideration payable to a customer or to another party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that the related interchange income is recognized. For the three months ended March 31, 2019 and 2018, such variable consideration totaled $198.7 million and $198.5 million, respectively. Certain other fee rebates that constitute costs to obtain a contract are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. Additionally, account servicing revenue includes other fees recognized as revenue when assessed to the cardholder as part of the lending relationship, which is outside the scope of Topic 606. The Company also recognizes account servicing revenue related to reporting services on telematics hardware placements and permit sales to our over-the-road fleet customer base, both of which are within the scope of Topic 606.
In our Travel and Corporate Solutions segment, account servicing primarily consists of licensing fees for the use of our accounts receivable and accounts payable SaaS platforms.
In our Health and Employee Benefit Solutions segment, we recognize account servicing fees for the per-participant per-month fee charged on our SaaS healthcare technology platform. Customers including health plans, third-party administrators, financial institutions and payroll companies typically enter into three to five year contracts, which contain significant termination penalties.
Our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments provide SaaS services and support, which are stand-ready commitments and are satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $4.5 million and $4.4 million during the three months ended March 31, 2019 and 2018, respectively. Finance fee revenue includes amounts earned by the Company’s factoring business, which purchases accounts receivable from third parties at a discount. Through June 2018, the Company also recognized finance fee revenue earned on the Company’s foreign salary advance product. Subsequently, the Company revised its WEX Latin America securitized debt agreement and recognizes gains on the sale of these receivables within “Other revenue” below. See Note 10, Off-Balance Sheet Arrangements, for further information on our WEX Latin America securitization.
Other Revenue
Other revenue includes transaction processing revenue, professional services including software development projects and other services sold subsequent to the core offerings, and the sales of telematics hardware, all of which are within the scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. In addition, international settlement fees and certain other cardholder fees (e.g. replacement card fees) and gains on sale of WEX Latin America receivables are included in other revenue. This revenue is outside the scope of Topic 606 and is recognized upon completion of the related service or the sale date of the receivables.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table provides information about these contract balances.

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	March 31, 2019	December 31, 2018
Receivables[1]	Accounts receivable, net	$41,092	$32,949
Contract assets	Prepaid expenses and other current assets	$5,576	$3,819
Contract assets	Other assets	$20,280	$19,232
Contract liabilities	Other current liabilities	$6,594	$7,612
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606.
In the three months ended March 31, 2019, we recognized revenue of $2.8 million related to contract liabilities at December 31, 2018. In the three months ended March 31, 2018, revenue recognized related to contract liabilities at January 1, 2018 was immaterial.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of March 31, 2019 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2019	2020	2021	2022	2023	2024	Total
Minimum monthly fees[1]	$45,776	$40,285	$23,227	$12,313	$3,753	$639	$125,993
Professional services[2]	11,655	515	—	—	—	—	12,170
Total remaining performance obligations	$57,431	$40,800	$23,227	$12,313	$3,753	$639	$138,163
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Acquisitions
Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio from a third party for approximately $223.4 million, of which a portion will be paid during 2019. During 2018, the consideration paid consisted of approximately $162.8 million to acquire the customer portfolio, with $38.9 million paid into escrow for the carrying value of a portion of the accounts receivable at the date of purchase.
As of March 31, 2019, the deposits for the customer portfolio and accounts receivable are recorded in other assets and prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets, respectively. During the second quarter of 2019, when the Company obtains control of the customer portfolio and the customer accounts are converted onto the Company’s payment processing platform, the amounts will be reclassified to other intangible assets and accounts receivable, respectively. We will account for this transaction under the asset acquisition method of accounting.
    Concurrently with entering into the asset purchase agreement, we modified a number of contract terms, including extending the term of Chevron’s agreement, which is the period that we will use to amortize the other intangible asset on a straight-line basis. Transaction costs related to the acquisition were insignificant and expensed as incurred.
Business Acquisitions

In both the three months ended March 31, 2019 and 2018, the acquisition and merger related costs related to completed business combinations were immaterial.
Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $525.6 million, including $50 million which is payable in January 2020. The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 12, Redeemable Non-Controlling Interest, for further information.
This acquisition has been accounted for as a business combination, with preliminary goodwill reflecting the comprehensive suite of products and services for our partners and customers and opening go-to-market channels to include consulting firms and brokers in our Health and Employee Benefit Solutions segment. The majority of the goodwill associated with this acquisition is deductible for tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Cash consideration, net of cash and restricted cash acquired of $125,865	$249,781
Fair value of redeemable non-controlling interest	100,000
Deferred cash consideration	50,000
Total consideration, net of cash and restricted cash acquired	$399,781
Less:
Accounts receivable	10,367
Property and equipment	4,904
Customer relationships(a)(d)	213,600
Developed technologies(b)(d)	38,900
Trademarks and trade names(c)(d)	13,800
Other assets	13,589
Accounts payable	(3,024)
Accrued expenses	(7,399)
Restricted cash payable	(125,346)
Deferred income taxes	(22,200)
Other liabilities	(10,015)
Recorded goodwill	$272,605
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 5.4 years.
(c) Weighted average life - 7.3 years.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.0 years.
Since the acquisition date, DBI has contributed $8.6 million in total revenues and $1.1 million income before income taxes to Company operations.
Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $343.1 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration is $5.6 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date.  The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in our unaudited condensed consolidated statement of income.
This acquisition, which expands our reach as a corporate payments supplier and provides more channels to billing aggregators and financial institutions in our Travel and Corporate Payment Solutions segment, was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is not deductible for tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Total consideration, net of cash and restricted cash acquired of $51,538	$291,564

Less:
Accounts receivable	23,002
Property and equipment	549
Network relationships(a) (c)	100,900
Developed technologies(b) (c)	15,000
Other assets	2,487
Accounts payable	(36,794)
Deferred income tax liabilities	(24,121)
Other liabilities	(2,518)
Recorded goodwill	$213,059
(a) Weighted average life - 8.3 years.
(b) Weighted average life - 2.9 years.
(c) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.6 years.
Since the acquisition date, Noventis has contributed $9.2 million in total revenues and $1.8 million loss before income taxes to Company operations.
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.1 million, subject to net working capital adjustments. This acquisition, which has been accounted for as a business combination, complements our existing factoring business and as a result the purchase price is primarily allocated to goodwill and accounts receivable in amounts of $12.8 million and $14.6 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes.
Since the acquisition date, Pavestone Capital revenues and income before income taxes, which are recorded in our Fleet Solutions segment, were not material to Company operations. No pro forma information has been included in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
The Company has not finalized the purchase accounting for Discovery Benefits, Noventis or Pavestone and is currently evaluating the tax basis and allocation of the net assets acquired. Additionally, the Company is performing a valuation of intangible assets acquired in the business combinations. The preliminary estimates could change significantly upon completion of these valuations.
Pro Forma Supplemental Information
The pro forma information below gives effect to the Discovery Benefits and Noventis acquisitions as if they had been completed on January 1, 2018. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and interest expense associated with the incremental borrowings under the 2016 Credit Agreement used to fund the acquisition and related income tax results. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2018.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents unaudited pro forma operational results as if the acquisitions had occurred January 1, 2018:

	Three Months Ended March 31,
	2019	2018
Total revenues	$400,982	$381,826
Net income attributable to shareholders	$18,810	$42,487
Net income attributable to WEX Inc. per share:
Basic	$0.44	$0.99
Diluted	$0.43	$0.98
GO Fuel Card
On March 26, 2019, the Company entered into an agreement to acquire Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $265.5 million on date of agreement). We expect that this acquisition will strengthen our position in the European market and reduce our sensitivity to retail fuel prices. This transaction is expected to close late in the second quarter or early in the third quarter of 2019, subject to regulatory approvals and other customary closing conditions.

5.	Accounts Receivable
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets, which are subject to interest charges based on the revolving balance not paid in full. The Company had approximately $43.0 million and $18.9 million in receivables with revolving credit balances as of March 31, 2019 and December 31, 2018, respectively. The increase in revolving credit balances during the three months ended March 31, 2019 was due to the onboarding of a significant customer portfolio.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at March 31, 2019 or December 31, 2018. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	March 31, 2019	December 31, 2018
29 days or less past due	96%	95%
59 days or less past due	98%	98%
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents changes in the accounts receivable allowances:

	Three Months Ended March 31,
(In thousands)	2019	2018
Balance, beginning of year	$46,948	$33,387
Provision for credit losses	17,791	14,226
Charges to other accounts[1]	4,533	4,442
Charge-offs	(24,800)	(19,221)
Recoveries of amounts previously charged-off	2,215	1,926
Currency translation	55	99
Balance, end of period	$46,742	$34,859
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
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income attributable to shareholders	$16,134	$51,970

Weighted average common shares outstanding – Basic	43,220	43,049
Dilutive impact of share-based compensation awards	352	401
Weighted average common shares outstanding – Diluted	43,572	43,450
For the three months ended March 31, 2019 and March 31, 2018, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2018 we had four interest rate swap contracts in effect with a notional amount at inception collectively of $1.0 billion, with maturity dates from December 30, 2020 to December 31, 2022, at interest rates between 1.108 percent and 2.212 percent. On March 12, 2019, the Company entered into three additional interest rate swap contracts.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the notional amounts, fixed interest rates and maturities of the interest rate swap agreements entered into during the three months ended March 31, 2019:

	Tranche A	Tranche B	Tranche C
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000
Maturity date	3/12/2022	3/12/2022	3/12/2023
Fixed interest rate	2.41750%	2.42500%	2.41325%
Collectively, as of March 31, 2019, these outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.5 billion of our variable rate borrowings. At March 31, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2019	2018
Interest rate swap agreements – unrealized portion	Net unrealized (loss) gain on financial instruments	$(12,209)	$13,508
Interest rate swap agreements – realized portion	Financing interest income	$2,116	$313
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

8.	Deposits
WEX Bank has issued certificates of deposit with maturities ranging from one year to five years, with interest rates ranging from 1.30 percent to 3.52 percent as of both March 31, 2019 and December 31, 2018. WEX Bank may issue brokered deposits, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of March 31, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
The Company requires deposits from certain customers as collateral for credit that has been extended. These deposits are generally non-interest bearing. Interest-bearing brokered money market deposits are issued at variable rates based on LIBOR or the Federal Funds rate. Money market deposits may be withdrawn by the holder at any time, although notification may be required and the monthly number of transactions is limited. Interest-bearing brokered money market deposits, customer deposits and certificates of deposit with maturities within one year are classified as short-term deposits on our unaudited condensed consolidated balance sheets.
WEX Bank is required to maintain reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. The required reserve based on the outstanding customer deposits was $11.2 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively.
The following table presents the composition of deposits:

(In thousands)	March 31, 2019	December 31, 2018
Interest-bearing brokered money market deposits	$238,940	$283,790
Customer deposits	128,402	138,072
Certificates of deposit with maturities within 1 year(a)	467,996	505,582
Short-term deposits	835,338	927,444
Certificates of deposit with maturities greater than 1 year and less than 5 years(a)	300,349	345,231
Total deposits	$1,135,687	$1,272,675

Weighted average cost of funds on certificates of deposit outstanding	2.40%	2.36%
Weighted average cost of interest-bearing brokered money market deposits	2.55%	2.49%
(a) Certificates of deposit are classified as short-term or long-term within our unaudited condensed consolidated balance sheets based on maturity date.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Sources of Funds
ICS Purchases
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. There were no outstanding balances for ICS purchases at March 31, 2019 and December 31, 2018.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt:

(In thousands)	March 31, 2019	December 31, 2018
Revolving line-of-credit facility under 2016 Credit Agreement(a)	$169,206	$—
Term loans under 2016 Credit Agreement(a)	2,279,213	1,745,084
Notes outstanding(a)	400,000	400,000
Securitized debt	105,932	106,872
Participation debt	55,677	114,849
Borrowed federal funds	591	—
WEX Latin America debt	17,052	16,242
Total gross debt	$3,027,671	$2,383,047

Current portion of gross debt	$192,736	$223,241
Less: Unamortized debt issuance costs	(8,379)	(6,724)
Short-term debt, net	$184,357	$216,517

Long-term gross debt	$2,834,935	$2,159,806
Less: Unamortized debt issuance costs	(25,574)	(25,883)
Long-term debt, net	$2,809,361	$2,133,923

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$53,534	$53,514
Borrowing capacity on revolving credit facility(c)	$547,260	$666,486
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
As of December 31, 2018, the 2016 Credit Agreement, as amended, provided for a secured tranche A term loan in an original principal amount of $480.0 million, a secured tranche B term loan in an original principal amount of $1,335.0 million and a $720.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries.
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the principal amount of $300 million, increasing the outstanding principal on the tranche A term loans to $723.7 million as of such date. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amounts due under the 2016 Credit Agreement mature in July 2023, subject to earlier maturity as more fully described below. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $12.5 million and $3.4 million for tranche A and tranche B term loan facilities, respectively.
The revolving loans and tranche A loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B loans bear interest at a variable rate plus a margin equal to 2.25 percent for base rate loans and 1.25 percent for eurocurrency rate loans. As of March 31, 2019 and December 31, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.6 percent and 4.7 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
The Company accounted for the January 2019 Credit Agreement amendment as a debt modification. As part of this transaction, the Company incurred and expensed $4.4 million of third party costs, which are classified within general and administrative expenses in our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $3.4 million of lender costs associated with the January 2019 debt amendment. These debt issuance costs are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of March 31, 2019, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both March 31, 2019 and December 31, 2018, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year.
Australian Securitization Facility
The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expires April 2019. Subsequent to March 31, 2019, this agreement was extended through April 2020. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.90 percent and 2.89 percent as of March 31, 2019 and December 31, 2018, respectively. The Company had $78.7 million and $87.0 million of securitized debt under this facility as of March 31, 2019 and December 31, 2018, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 0.87 percent and 0.98 percent as of March 31, 2019 and December 31, 2018, respectively. The Company had $26.4 million and $18.0 million of securitized debt under this facility as of March 31, 2019 and December 31, 2018, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	March 31, 2019		December 31, 2018
(In thousands)	Amounts Outstanding	Remaining Funding Capacity	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$5,677	$124,323	$64,849	$65,151
Long-term debt, net(b)	$50,000	$—	$50,000	$—

Average interest rate	4.85%		4.30%
(a) Amounts outstanding under agreements terminating on June 30, 2019 and on demand.
(b) Amounts outstanding under an agreement terminating on August 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $327.4 million and $309.0 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 there were outstanding borrowings of $0.6 million at an interest rate of 2.64 percent. There were no outstanding borrowings as of December 31, 2018.
WEX Latin America Debt
WEX Latin America had debt of approximately $17.1 million and $16.2 million as of March 31, 2019 and December 31, 2018, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt, net on the Company’s unaudited condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the interest rate was 24.74 percent and 23.59 percent, respectively.

10.	Off–Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”). Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. As such, transfers under this arrangement are treated as sales and

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

are accounted for as reductions in trade receivables because the agreements transfer effective control of the receivables to the Purchasing Bank. The Company records the proceeds as cash provided by operating activities.
The Company sold approximately $150.0 million and $170.2 million of receivables under this arrangement during the three months ended March 31, 2019 and March 31, 2018, respectively. Proceeds received are recorded net of applicable expenses, interest and commissions. The loss on factoring was $0.8 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, and was recorded within cost of services in the unaudited condensed consolidated statements of income. As of March 31, 2019 and December 31, 2018, an immaterial amount of outstanding transferred receivables were in excess of the established credit limit. Charge-backs on balances in excess of the credit limit during the three months ended March 31, 2019 and during the three months ended March 31, 2018 were insignificant.
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
The Company sold approximately $2.0 billion of receivables under this arrangement during the three months ended March 31, 2019. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within the Company’s unaudited condensed consolidated statement of cash flows. The loss on factoring was $0.6 million for the three months ended March 31, 2019 and was recorded within cost of services in the unaudited condensed consolidated statements of income.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. WEX Latin America holds a non-controlling equity interest in the investment fund. During the three months ended March 31, 2019, the Company did not make equity contributions to the investment fund.
As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2018, the Company recognized approximately $2.1 million of operating interest expense under this financing arrangement.
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
During the three months ended March 31, 2019, the Company sold $20.7 million of receivables and recognized a $3.7 million gain on sale, consisting of the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue in our unaudited condensed consolidated statement of income. Cash proceeds from the transfer of these receivables is reflected as an operating activity within our unaudited condensed consolidated statement of cash flows.

11.	Fair Value
The Company holds mortgage-backed securities, fixed-income securities, money market funds, derivatives (see Note 7, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own credit standing.

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
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three months ended March 31, 2019 or March 31, 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value:

(In thousands)	Fair Value Hierarchy	March 31, 2019	December 31, 2018
Financial Assets:
Money market funds(a)	1	$5,991	$71,228
Investment securities
Municipal bonds	2	$334	$404
Asset-backed securities	2	271	279
Mortgage-backed securities	2	268	260
Fixed-income mutual fund	1	23,899	23,463
Total investment securities		$24,772	$24,406
Executive deferred compensation plan trust(b)	1	$7,585	$6,398
Interest rate swaps(c)	2	$10,805	$17,994

Liabilities
Interest rate swaps(d)	2	$5,020	$—
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payment obligations.
(c) The fair value is recorded in prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows.
(d) The fair value is recorded in other current liabilities or other liabilities depending on the timing of expected discounted cash flows.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The Notes outstanding had a fair value of $399.0 million and $392.0 million as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both March 31, 2019 and December 31, 2018, the carrying value of the 2016 Credit Agreement approximated its fair value.
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

12.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits (“the U.S. Health business”). The seller’s 4.9 percent non-controlling interest in WEX Health and DBI was initially established at carrying value and fair value, respectively. On the date of acquisition, the excess of the fair value of the 4.9 percent equity interest in WEX Health over its carrying value was recognized as an equity transaction, resulting in a $41.4 million increase to additional paid-in capital.
The agreement provides the seller with a put right and the Company with a call right for the equity interest, which can be exercised no earlier than five and seven years following the date of acquisition, respectively. Upon exercise of the put or call right, the purchase price is calculated based on a revenue multiple of peer companies (as defined in the agreement) applied to trailing twelve month revenues of the U.S. Health business. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value.
Subsequent remeasurement of the equity interest to fair value resulted in an increase to redeemable non-controlling interest of $41.4 million and an offsetting decrease to retained earnings that did not impact earnings per share. As of March 31, 2019, the carrying amount for this redeemable non-controlling interest was greater than the redemption value, resulting in no adjustment to reflect the non-controlling interest at redemption value. Subsequent increases or decreases in the redemption value of the non-controlling interest will be offset against retained earnings and impact earnings per share.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	Three months ended March 31, 2019
Balance, beginning of period	$—
Acquisition of Discovery Benefits at fair value	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	41,400
Net loss attributable to redeemable non-controlling interest	(7)
Balance, end of period	$99,993

13.	Income Taxes
The Company’s effective tax rate was 26.4 percent for the first quarter of 2019 as compared to 25.2 percent for the first quarter of 2018. The increase in our tax rate was primarily due to the increase in unrecognized tax benefits in 2019.
While our accounting for the impact of the 2017 Tax Cut and Jobs Act (“TCJA”) as of December 31, 2018 was deemed to be complete, amounts recorded were based on prevailing regulations and available information as of December 31, 2018. Additional guidance issued by the Internal Revenue Service (“IRS”) may continue to impact our recorded amounts after December 31, 2018.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $77.0 million and $64.9 million at March 31, 2019 and December 31, 2018, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.

14.	Leases
We have operating leases for buildings, primarily for office space. For building leases with terms greater than twelve months, we account for lease and non-lease components as a single lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Short-term lease payments are recognized on a straight-line basis and variable short-term lease payments are recognized in the period in which the obligation is incurred. We determine whether or not a contract contains a lease at inception of the contract. Many of our lease agreements contain renewal or termination clauses that we factor into our determination of the lease term if we are reasonably certain to exercise any such options.
The following table presents supplemental balance sheet information related to our leases:

(In thousands)	Balance Sheet Location	March 31, 2019
Assets
Operating lease ROU assets	Other assets	$80,806
Liabilities
Current operating lease liabilities	Other current liabilities	12,135
Non-current operating lease liabilities	Other liabilities	80,320
Total lease liabilities		$92,455

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the weighted average remaining lease term and discount rate:

Operating leases	March 31, 2019
Weighted average remaining term (in years)	8.7
Weighted average discount rate	4.6%
The following table presents the maturities of our lease liabilities:

(In thousands)	March 31, 2019
Remaining 2019	$12,070
2020	15,275
2021	14,810
2022	13,420
2023	11,238
2024 and thereafter	47,688
Total lease payments	$114,501
Less: Imputed interest	22,046
Total lease obligations	$92,455
Less: Current portion of lease obligations	12,135
Long-term lease obligations	$80,320
In addition to the total lease obligations presented in the table above, we have a 14 year building operating lease with undiscounted payment obligations of $30.0 million that is expected to commence during 2020.
We recognized $4.0 million of operating lease expense during the three months ended March 31, 2019, which includes immaterial short-term leases and variable lease costs. These amounts are classified as general and administrative expense on our unaudited condensed consolidated statements of income.
The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,075
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$14,646

15.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of March 31, 2019 are consistent with those discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2018.

16.	Stock–Based Compensation
The fair value of restricted stock units (“RSUs”), DSUs, performance-based restricted stock units (“PBRSUs”) and service-based stock options awarded during the three months ended March 31, 2019 totaled $38.1 million, as compared to $27.4 million for the three months ended March 31, 2018. The fair value of RSUs, DSUs and PBRSUs is based on the closing market price of

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.
The table below presents the weighted average fair value of service-based stock options by year of grant and the assumptions used in estimating those fair values:

	2019	2018
Weighted average fair value	$58.28	$51.27

Weighted average expected life (in years)	6.0	6.0
Weighted average exercise price	$184.81	$158.23
Expected stock price volatility	27.21%	27.35%
Risk-free interest rate	2.37%	2.69%

17.	Restructuring Activities
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
Total restructuring charges incurred to date under these initiatives, which primarily consisted of employee costs and office closure costs, were $24.8 million as of March 31, 2019. Restructuring charges incurred during the three months ended March 31, 2019 and 2018 were immaterial. Based on current plans, which are subject to change, the Company does not expect to incur any material charges under these initiatives.

18.	Segment Information
The Company determines its operating segments and reports information in accordance with how the Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.

•
Fleet Solutions primarily provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended March 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$107,408	$59,998	$19,392	$186,798
Account servicing revenue	39,239	10,585	37,262	87,086
Finance fee revenue	45,864	357	152	46,373
Other revenue	40,271	10,708	10,640	61,619
Total revenues	$232,782	$81,648	$67,446	$381,876

Interest income	$2,221	$377	$159	$2,757

	Three Months Ended March 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$106,978	$44,777	$16,699	$168,454
Account servicing revenue	42,210	9,469	27,025	78,704
Finance fee revenue	43,604	259	5,018	48,881
Other revenue	37,573	12,274	8,142	57,989
Total revenues	$230,365	$66,779	$56,884	$354,028

Interest income	$995	$421	$5,967	$7,383
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) restructuring and other costs; and (v) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and net gains or losses from non-controlling interests to our operating segments.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(In thousands)	2019	2018
Segment adjusted operating income
Fleet Solutions	$92,975	$107,973
Travel and Corporate Solutions	34,387	25,249
Health and Employee Benefit Solutions	19,780	18,071
Total segment adjusted operating income	$147,142	$151,293

Reconciliation:
Total segment adjusted operating income	$147,142	$151,293
Less:
Unallocated corporate expenses	16,942	13,920
Acquisition-related intangible amortization	33,888	35,236
Other acquisition and divestiture related items	9,780	637
Debt restructuring costs	4,400	3,015
Stock-based compensation	10,442	8,955
Restructuring and other costs	2,755	5,671
Operating income	68,935	83,859
Financing interest expense	(31,112)	(27,337)
Net foreign currency (loss) gain	(3,885)	390
Net unrealized (loss) gain on financial instruments	(11,912)	13,508
Income before income taxes	$22,026	$70,420

19.	Supplementary Regulatory Capital Disclosure
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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2019, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2019
Total Capital to risk-weighted assets	$317,780	12.01%	$211,640	8.0%	$264,550	10.0%
Tier 1 Capital to average assets	$302,413	10.92%	$110,746	4.0%	$138,432	5.0%
Common equity to risk-weighted assets	$302,413	11.43%	$119,048	4.5%	$171,958	6.5%
Tier 1 Capital to risk-weighted assets	$302,413	11.43%	$158,730	6.0%	$211,640	8.0%
December 31, 2018
Total Capital to risk-weighted assets	$323,178	12.82%	$201,749	8.0%	$252,186	10.0%
Tier 1 Capital to average assets	$305,734	10.88%	$112,401	4.0%	$140,501	5.0%
Common equity to risk-weighted assets	$305,734	12.12%	$113,484	4.5%	$163,921	6.5%
Tier 1 Capital to risk-weighted assets	$305,734	12.12%	$151,312	6.0%	$201,749	8.0%
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
Our MD&A is presented in the following sections:

•	Overview

•	Summary

•	Results of Operations

•	Liquidity, Capital Resources and Cash Flows

•	Critical Accounting Policies and Estimates

•	Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2018, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K filed with the SEC on March 18, 2019, our Form 10–K/A filed with the SEC on March 20, 2019, and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report. 2018 amounts have been revised to reflect the immaterial revision as more fully described in Part I – Item 1 – Note 1, Basis of Presentation, of our unaudited condensed consolidated financial statements.

Overview
WEX Inc. is a leading provider of corporate payment solutions. We have expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Fleet Solutions revenue is earned primarily from payment processing, account servicing and financing fees. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia, as well as wide acceptance in Europe. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS platform consumer-directed healthcare payments, as well as payroll related benefits to customers in Brazil.
The Company’s U.S. operations include WEX Inc. and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, EFS and the U.S. Health business. Our international operations include our wholly-owned operations, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, WEX Latin America and a controlling interest in WEX Europe Services Limited and its subsidiaries.
Summary
Below are selected items from the first quarter of 2019:

•	Average number of vehicles serviced increased 14 percent from the first quarter of 2018 to approximately 13.1 million for the first quarter of 2019, resulting entirely from organic growth.

•
Total fuel transactions processed increased 7 percent from the first quarter of 2018 to 140.5 million for the first quarter of 2019. Total payment processing transactions in our Fleet Solutions segment increased 5 percent to 115.4 million for the first quarter of 2019 as compared to the same period last year resulting entirely from organic growth.

•	The average U.S. fuel price per gallon during the first quarter of 2019 was $2.67, a 4 percent decrease from the same period last year.

•
Our Travel and Corporate Solutions’ purchase volume grew to $8.4 billion for the first quarter of 2019, an increase of 6 percent from the same period last year, driven primarily by our Noventis acquisition and growth in our corporate payment products.

•
Our Health and Employee Benefit Solutions’ average number of U.S. SaaS accounts grew by approximately 1.9 million, an 18 percent increase from the same period in the prior year, due primarily to a strong 2019 open enrollment season. Likewise, U.S. purchase volume grew by $154.2 million, a 10 percent increase from the same period of the prior year.

•
Our effective tax rate was 26.4 percent for the first quarter of 2019 as compared to 25.2 percent in the same period last year. The increase in our tax rate was primarily due to the increase in unrecognized tax benefits in 2019.

Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and net gains or losses from non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure underlying trends. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
The Company’s operating expenses consist of the following:
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

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$107,408	$106,978	$430	NM
Account servicing revenue	39,239	42,210	(2,971)	(7)%
Finance fee revenue	45,864	43,604	2,260	5%
Other revenue	40,271	37,573	2,698	7%
Total revenues	$232,782	$230,365	$2,417	1%

Key operating statistics
Payment processing revenue:
Payment processing transactions	115,404	109,827	5,577	5%
Payment processing fuel spend	$8,462,078	$8,438,143	$23,935	NM
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.67	$2.78	$(0.11)	(4)%
Net payment processing rate	1.27%	1.27%	—%	NM
NM - Not Meaningful
(a) The impact of foreign currency exchange rate fluctuations decreased Fleet Solutions revenue by $2.7 million in the three months ended March 31, 2019, compared to the same period in the prior year.

Fleet Solutions revenue for the first quarter of 2019 was generally consistent with the same period in the prior year, as increased transaction volume was offset by lower fuel prices and the unfavorable impact of foreign currency change rate fluctuations.

Finance fee revenue is comprised of the following components:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Finance income	$37,526	$34,874	$2,652	8%
Factoring fee revenue	8,338	8,730	(392)	(4)%
Finance fee revenue	$45,864	$43,604	$2,260	5%
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
Finance income increased $2.7 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to an increase in weighted average late fee rates. During the first quarter of 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively, as compared to monthly late fee rates and minimum finance charges of up to 7.99 percent and $75, respectively, during the first quarter of 2018. The weighted average late fee rate, net of related charge-offs, was 4.8 percent and 4.6 percent for the first quarter of 2019 and 2018, respectively.

Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the three months ended March 31, 2019 or 2018.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for the first quarter of 2019 was generally consistent with the same period in the prior year.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$52,536	$43,028	$9,508	22%
Service fees	$1,650	$1,587	$63	4%
Provision for credit losses	$13,963	$12,989	$974	7%
Operating interest	$4,398	$3,176	$1,222	38%
Depreciation and amortization	$10,096	$10,162	$(66)	(1)%

Other operating expenses
General and administrative	$16,956	$21,347	$(4,391)	(21)%
Sales and marketing	$44,783	$37,846	$6,937	18%
Depreciation and amortization	$18,839	$20,625	$(1,786)	(9)%

Operating income	$69,561	$79,605	$(10,044)	(13)%
Cost of services
Processing costs increased $9.5 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to higher expenses associated with the onboarding of customer acquisitions.
Service fees for the first quarter of 2019 were generally consistent with the same period in the prior year.
Provision for credit losses increased by $1.0 million for the first quarter of 2019 as compared to the same period in the prior year. The increase in credit loss was due to discrete fraud losses and a slight deterioration of roll rates relative to last year.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 15.7 basis points of fuel expenditures for the first quarter of 2019, as compared to 12.5 basis points of fuel expenditures for the same period in the prior year. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $1.2 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to higher interest rates paid on deposits.
Depreciation and amortization for the first quarter of 2019 was generally consistent with the same period in the prior year.

Other operating expenses
General and administrative expenses decreased $4.4 million for the first quarter of 2019, as compared to the same period in the prior year, due primarily to decreased professional fees associated with the insourcing of certain technology in the prior year.
Sales and marketing expenses increased $6.9 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to increased commission payments to over-the-road partners due to volume increases, higher marketing costs incurred related to significant 2018 customer acquisitions and an increase in personnel related costs.
Depreciation and amortization decreased by $1.8 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to the impact of the accelerated method of amortization on acquired customer relationships.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$59,998	$44,777	$15,221	34%
Account servicing revenue	10,585	9,469	1,116	12%
Finance fee revenue	357	259	98	38%
Other revenue	10,708	12,274	(1,566)	(13)%
Total revenues	$81,648	$66,779	$14,869	22%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$8,405,661	$7,940,543	$465,118	6%
(a) The impact of foreign currency exchange rate fluctuations decreased Travel and Corporate Solutions revenue by $1.5 million in the three months ended March 31, 2019, compared to the same period in the prior year.
Payment processing revenue increased $15.2 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to the acquisition of Noventis, combined with volume and profitability increases from our corporate payment product.
Account servicing revenue increased $1.1 million for the first quarter of 2019 as compared to the same period in the prior year, due to the acquisition of Noventis.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for either of the three months ended March 31, 2019 or 2018.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during either of the three months ended March 31, 2019 or 2018.
Other revenue decreased $1.6 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to a recent contract amendment that impacted income statement classification of revenue recognized. As a result, we expect a decline in international settlement fees going forward with an associated increase in payment processing revenue for the remainder of the year.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$14,531	$12,655	$1,876	15%
Service fees	$6,269	$6,489	$(220)	(3)%
Provision for credit losses	$3,695	$846	$2,849	337%
Operating interest	$3,957	$2,675	$1,282	48%
Depreciation and amortization	$3,818	$4,453	$(635)	(14)%

Other operating expenses
General and administrative	$12,570	$7,118	$5,452	77%
Sales and marketing	$12,566	$13,279	$(713)	(5)%
Depreciation and amortization	$4,833	$3,156	$1,677	53%

Operating income	$19,409	$16,108	$3,301	20%
Cost of services
Processing costs increased $1.9 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to the acquisition of Noventis.
Service fees for the first quarter of 2019 were generally consistent with the same period in the prior year.
Provision for credit losses increased $2.8 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to a reserve established on amounts owed by a corporate payments customer.
Operating interest expense increased $1.3 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to higher interest rates paid on deposits.
Depreciation and amortization expenses for the first quarter of 2019 were generally consistent with the same period in the prior year.
Other operating expenses
General and administrative expenses increased $5.5 million for the first quarter of 2019 as compared to the same period in the prior year, resulting from cash paid to accelerate vesting of options awards as part of the Noventis acquisition.
Sales and marketing expenses for the first quarter of 2019 were generally consistent with the same period in the prior year.
Depreciation and amortization expenses for the first quarter of 2019 increased $1.7 million as compared to the same period in the prior year, due primarily to higher depreciation on internal use software.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except purchase volume in millions)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$19,392	$16,699	$2,693	16%
Account servicing revenue	37,262	27,025	10,237	38%
Finance fee revenue	152	5,018	(4,866)	(97)%
Other revenue	10,640	8,142	2,498	31%
Total revenues	$67,446	$56,884	$10,562	19%

Key operating statistics
Payment processing revenue:
Purchase volume	$1,657,588	$1,503,400	$154,188	10%
Account servicing revenue:
Average number of SaaS accounts	12,729	10,826	1,903	18%
(a) The impact of foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions revenue by $0.6 million in the three months ended March 31, 2019, compared to the same period in the prior year.
Payment processing revenue increased $2.7 million for the first quarter of 2019 as compared to the same period in the prior year, resulting from higher U.S. Health business purchase volume, primarily due to existing customer growth and the acquisition of Discovery Benefits.
Account servicing revenue increased $10.2 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to the acquisition of Discovery Benefits and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue decreased $4.9 million for the first quarter of 2019 as compared to the same period in the prior year. During the first quarter of 2018, the Company recognized finance fee income on our WEX Latin America salary advance product. During the third quarter of 2018, we amended our WEX Latin America securitization agreement, resulting in sale accounting treatment upon the transfer of related customer receivables; see other revenue below.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of both March 31, 2019 and 2018, there were no material concessions granted to customers.
Other revenue increased $2.5 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to realized gains on the sale of WEX Latin America customer receivables under a securitization arrangement. Prior to an amendment of this securitization arrangement during the third quarter of 2018, the revenue associated with these customer receivables was primarily included in finance fee revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$24,052	$17,403	$6,649	38%
Service fees	$6,327	$4,144	$2,183	53%
Provision for credit losses	$133	$392	$(259)	(66)%
Operating interest	$1,209	$2,634	$(1,425)	(54)%
Depreciation and amortization	$6,599	$5,817	$782	13%

Other operating expenses
General and administrative	$6,893	$5,893	$1,000	17%
Sales and marketing	$6,770	$5,400	$1,370	25%
Depreciation and amortization	$6,978	$5,431	$1,547	28%

Operating income	$8,485	$9,770	$(1,285)	(13)%
Cost of services
Processing costs increased $6.6 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to the acquisition of Discovery Benefits and volume-related WEX Health increases.
Service fees increased $2.2 million for the first quarter of 2019 as compared to the same period in the prior year, due primarily to costs incurred as a result of higher asset balances of participants utilizing our SaaS healthcare offerings.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the three months ended March 31, 2019 and 2018.
Operating interest decreased $1.4 million for the first quarter of 2019 as compared to the same period in the prior year. During the third quarter of 2018, we amended our WEX Latin America securitization agreement, resulting in sale accounting treatment upon the transfer of related customer receivables. As such, our associated cost of funding is now embedded in the gain on sale of the receivables and is recorded within other revenue.
Depreciation and amortization expenses increased $0.8 million for the first quarter of 2019 as compared to the same period in the prior year, resulting from higher depreciation expense on capitalized WEX Health internal-use software development costs.
Other operating expenses
General and administrative expenses increased $1.0 million for the first quarter of 2019, due primarily to the acquisition of Discovery Benefits.
Sales and marketing increased $1.4 million for the first quarter of 2019 due primarily to the acquisition of Discovery Benefits.
Depreciation and amortization increased $1.5 million for the first quarter of 2019, due primarily to the amortization of customer relationship intangible assets associated with the Discovery Benefits acquisition.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Other operating expenses
General and administrative	$27,986	$20,951	$7,035	34%
Sales and marketing	$—	$15	$(15)	(100)%
Depreciation and amortization	$534	$514	$20	4%
General and administrative expenses increased $7.0 million for the first quarter of 2019, due primarily to higher professional fees attributed to recently completed acquisitions and debt restructuring costs incurred as part of our January 2019 debt amendment.
Other unallocated corporate expenses were not material to the Company’s operations for both the three months ended March 31, 2019 and 2018.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Financing interest expense	$(31,112)	$(27,337)	$3,775	14%
Net foreign currency (loss) gain	$(3,885)	$390	$(4,275)	NM
Net unrealized (loss) gain on financial instruments	$(11,912)	$13,508	$(25,420)	NM
Income taxes	$5,818	$17,749	$(11,931)	(67)%
Net income from non-controlling interests	$74	$701	$(627)	(89)%
NM - not meaningful
Financing interest expense for the first quarter of 2019 increased $3.8 million, primarily due to higher effective interest rates and outstanding borrowings on our 2016 Credit Agreement, partly offset by the absence of a loss on debt extinguishment recognized in the prior year as part of our January 2018 debt repricing.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $3.9 million in the first quarter of 2019, due primarily to losses recognized on intercompany loans resulting from a strengthening of the British Pound relative to the Euro. During the three months ended March 31, 2018, foreign currency remeasurement did not have a material impact on our operations.
Net unrealized gain on financial instruments decreased $25.4 million for the first quarter of 2019 as compared to the same period in the prior year, primarily due to an unrealized loss on the Company’s outstanding interest rate swap contracts recognized during the three months ended March 31, 2019, resulting from a decrease in short term interest rates. During the three months ended March 31, 2018, the Company benefited from increases in short-term interest rates.
Our effective tax rate was 26.4 percent for the first quarter of 2019 as compared to 25.2 percent for the same period last year. The increase in our tax rate was primarily due to an increase in unrecognized tax benefits in 2019.
Net income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for both the three months ended March 31, 2019 and 2018.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes and the CODM of the Company uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:

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

The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income attributable to shareholders	$16,134	$51,970
Unrealized loss (gain) on financial instruments	11,912	(13,508)
Net foreign currency remeasurement loss (gain)	3,885	(390)
Acquisition-related intangible amortization	33,888	35,236
Other acquisition and divestiture related items	9,780	637
Stock-based compensation	10,442	8,955
Restructuring and other costs	2,755	5,671
Debt restructuring and debt issuance cost amortization	6,496	6,692
ANI adjustments attributable to non-controlling interests	(573)	(352)
Tax related items	(19,895)	(12,893)
Adjusted net income attributable to shareholders	$74,824	$82,018
Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability, financial condition and operations, together with our revolving credit facility, terms loans and notes outstanding, as well as other available methods of financing (including deposits, participation loans, borrowed federal funds and securitization facilities), will be adequate to fund our cash needs for at least the next 12 months.
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
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $77.0 million and $64.9 million as of March 31, 2019 and December 31, 2018, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
The table below summarizes our cash activities:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows provided by operating activities	$70,110	$87,806
Cash flows used for investing activities	$(596,866)	$(17,126)
Cash flows provided by (used for) financing activities	$496,060	$(192,593)
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2019 decreased $17.7 million as compared to the same period in the prior year, resulting from lower relative net income adjusted for non-cash charges.

Investing Activities
Cash used for investing activities for the three months ended March 31, 2019 increased $579.7 million as compared to the same period in the prior year, resulting from $568.4 million of payments made for acquisitions.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 increased $688.7 million as compared to the same period in the prior year, primarily due to higher overall borrowings in connection with funding the acquisitions.
Securitization Facilities
The Company is a party to two securitized debt agreements. Under these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. See Part I – Item 1 – Note 9, Financing and Other Debt, for more information regarding these facilities.
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging between one year to five years, with interest rates ranging from 1.30 percent to 3.52 percent as of both March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, we had approximately $768.3 million and $850.8 million of certificates of deposit outstanding, respectively.
WEX Bank also issues money market deposits with interest rates ranging from 2.52 percent to 2.60 percent as of March 31, 2019, and 2.48 percent to 2.53 percent as of December 31, 2018. As of March 31, 2019, we had approximately $238.9 million of interest-bearing brokered money market deposits with a weighted average interest rate of 2.55 percent, compared to $283.8 million of interest-bearing brokered money market deposits at December 31, 2018, with a weighted average interest rate of 2.49 percent.
WEX Bank may issue additional brokered deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of March 31, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing brokered money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At March 31, 2019, there was no outstanding balance for ICS purchases.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $128.4 million and $138.1 million of these deposits on hand at March 31, 2019 and December 31, 2018, respectively.
WEX Bank also borrows from uncommitted federal lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were $327.4 million and $309.0 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 there were outstanding borrowings of $0.6 million. There were no outstanding borrowings as of December 31, 2018.
The Bank is required to maintain reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. The required reserve based on the outstanding customer deposits was $11.2 million and $11.1 million at March 31, 2019 and December 31, 2018, respectively.
2016 Credit Agreement
As of December 31, 2018, the 2016 Credit Agreement, as amended provided for a secured tranche A term loan in an original principal amount of $480.0 million, a secured tranche B term loan in the original principal amount of $1.3 billion and a $720.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The amounts due under the 2016 Credit Agreement, as amended, mature in July 2023, subject to certain adjustments. On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided for an additional tranche A term loans in the principal amount of $300.0 million, increasing the outstanding principal on the tranche A term loans to $723.7 million as of such date. In addition, subject to certain conditions, the amendment provides delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million in tranche A term loans and an incremental $50.0 million of revolving credit commitments. Under the 2016 Credit Agreement, the Company has granted a security interest in certain assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries.

Incremental loans of up to the greater of $375.0 million and 50 percent of consolidated EBITDA, plus the amount of certain prepayments and plus an unlimited amount subject to satisfaction of a consolidated leverage ratio test could be made available under the 2016 Credit Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.

The 2016 Credit Agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the 2016 Credit Agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at March 31, 2019.
As of March 31, 2019, we had $169.2 million in borrowings against our $770.0 million revolving credit facility, which terminates in July 2023 (subject to earlier termination if certain long-term debt is not repaid or refinanced by specified dates). The combined outstanding debt under out tranche A term loan facility and our tranche B term loan facility totaled $2.3 billion at March 31, 2019. Prior to maturity, amounts borrowed under the credit facility will be reduced by mandatory quarterly payments of $12.5 million and $3.4 million for tranche A and tranche B term loan facilities, respectively. As of March 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighed average effective interest rate of 4.6 percent.
See Part I – Item 1 – Note 9, Financing and Other Debt, in this report and Part I – Item 1 – Note 15, Financing and Other Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2018 for further information regarding the 2016 Credit Agreement.
WEX Latin America Debt
WEX Latin America had debt of approximately $17.1 million and $16.2 million as of March 31, 2019 and December 31, 2018, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. As of March 31, 2019 and December 31, 2018, the interest rate was 24.74 percent and 23.59 percent, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. Amounts outstanding under the participation agreements as of March 31, 2019 were $5.7 million and $50.0 million and were recorded in short-term debt, net and long-term debt, net, respectively, based on the contractual termination of the agreements. Amounts outstanding under the participation agreements as of December 31, 2018 were $64.8 million and $50.0 million and were recorded in short-term debt, net and long-term debt, net, respectively, based on the contractual termination of the agreement. The Company had total funding capacity of $180.0 million at both March 31, 2019 and December 31, 2018 under these agreements.
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable in order to accelerate the collection of the Company’s cash and reduce the internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. As such, this factoring arrangement can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity.

WEX Bank Accounts Receivable Factoring
In August 2018, WEX Bank entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rate and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
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
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. Additionally, the Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, the securitization arrangement meets the derecognition conditions and transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade receivables. See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, for further information.
Other Liquidity Matters
At March 31, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of March 31, 2019 we maintained seven interest rate swap contracts that mature between December 2020 and March 2023. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.5 billion of our variable rate borrowings at between 1.108 percent and 2.425 percent. See Part I – Item 1 – Note 7, Derivative Instruments, and Note 11, Fair Value, for further information.
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of March 31, 2019. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
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
Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2019, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 19, Supplemental Regulatory Capital Disclosure, for further information.
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

Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of March 31, 2019, we had posted letters of credit totaling approximately $53.5 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Critical Accounting Policies and Estimates
We have no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2018.
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2019, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
As disclosed in our Annual Report on Form 10–K, Item 9A, for the year ended December 31, 2018, management concluded that our internal control over financial reporting was not effective at December 31, 2018. As of this date, management identified material weaknesses in internal control over financial reporting relating to the following control deficiencies:

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
As described in Part I – Item 1 – Note 1, Basis of Presentation, of our unaudited condensed consolidated financial statements, the Company has revised prior period financial statements to correct for the errors resulting from the material weaknesses described above. As a result of the procedures performed to correct these errors, we believe that the consolidated financial statements included in this Quarterly Report on Form 10–Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2019.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts on the material weakness identified above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2019. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10–K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the quarter ended March 31, 2019. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of March 31, 2019.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2019, File No. 001-32426)
10.1
Fifth Amendment to Credit Agreement, dated as of January 18, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto, the Incremental Term A-3 Lenders (as defined therein), the Incremental Revolving Lenders (as defined therein), and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8–K filed with the SEC on January 22, 2019)

10.2
Consent and Amendment Under Credit Agreement, dated as of February 27, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K field with the SEC on March 1, 2019)

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

WEX INC.

May 10, 2019	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)