Form 10-Q
period 2019-06-30
WEX Inc.
filed 2019-08-09
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 30, 2019 was 43,275,380.

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

•
the impact of the material weaknesses disclosed in Item 9A of the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019 and the effects of the Company’s investigation and remediation efforts in connection with certain immaterial errors in the financial statements of our Brazilian subsidiary;

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
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interests and certain tax related items.

ASC	Accounting Standards Codification
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments – Credit Losses (Topic 326)
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
Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, the expense associated with stock-based compensation, other costs, debt restructuring costs and unallocated corporate expenses.

Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
U.S. Health business	WEX Health and DBI, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which has been subsequently branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	Consists primarily of our European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of DBI

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Payment processing revenue	$214,826	$178,738	$401,624	$347,192
Account servicing revenue	106,892	78,716	193,978	157,420
Finance fee revenue	62,912	51,553	109,285	100,434
Other revenue	57,177	61,791	118,796	119,780
Total revenues	441,807	370,798	823,683	724,826
Cost of services
Processing costs	99,481	77,483	190,600	150,571
Service fees	14,197	13,809	28,443	26,029
Provision for credit losses	14,832	13,636	32,623	27,862
Operating interest	10,693	9,528	20,257	18,013
Depreciation and amortization	21,570	20,612	42,083	41,045
Total cost of services	160,773	135,068	314,006	263,520
General and administrative	76,247	47,589	140,652	103,022
Sales and marketing	72,831	57,697	136,950	114,238
Depreciation and amortization	37,219	30,020	68,403	59,763
Operating income	94,737	100,424	163,672	184,283
Financing interest expense	(35,638)	(25,505)	(66,750)	(52,842)
Net foreign currency gain (loss)	6,665	(26,734)	2,780	(26,344)
Net unrealized (loss) gain on financial instruments	(21,516)	2,706	(33,428)	16,214
Income before income taxes	44,248	50,891	66,274	121,311
Income taxes	12,397	12,325	18,215	30,074
Net income	31,851	38,566	48,059	91,237
Less: Net income from non-controlling interests	324	142	398	843
Net income attributable to WEX Inc.	$31,527	$38,424	$47,661	$90,394
Accretion of non-controlling interest	(17,720)	—	(17,720)	—
Net income attributable to shareholders	$13,807	$38,424	$29,941	$90,394

Net income attributable to shareholders per share:
Basic	$0.32	$0.89	$0.69	$2.10
Diluted	$0.32	$0.88	$0.69	$2.08
Weighted average common shares outstanding:
Basic	43,329	43,181	43,277	43,116
Diluted	43,761	43,546	43,667	43,524
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$31,851	$38,566	$48,059	$91,237
Foreign currency translation	(4,355)	(13,175)	16	(11,482)
Comprehensive income	27,496	25,391	48,075	79,755
Less: Comprehensive income (loss) attributable to non-controlling interests	335	(342)	371	649
Comprehensive income attributable to WEX Inc.	$27,161	$25,733	$47,704	$79,106
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$768,393	$541,498
Restricted cash	131,794	13,533
Accounts receivable (net of allowances of $50,575 in 2019 and $46,948 in 2018)	3,202,961	2,584,203
Securitized accounts receivable, restricted	130,424	109,871
Prepaid expenses and other current assets	74,163	149,021
Total current assets	4,307,735	3,398,126
Property, equipment and capitalized software (net of accumulated depreciation of $326,665 in 2019 and $307,750 in 2018)	196,914	187,868
Goodwill	2,325,942	1,832,129
Other intangible assets (net of accumulated amortization of $582,422 in 2019 and $509,055 in 2018)	1,514,360	1,034,194
Investment securities	30,167	24,406
Deferred income taxes, net	11,691	9,643
Other assets	186,340	284,229
Total assets	$8,573,149	$6,770,595
Liabilities and Stockholders’ Equity
Accounts payable	$1,225,558	$814,742
Accrued expenses	333,072	312,268
Restricted cash payable	131,794	13,533
Short-term deposits	1,087,795	927,444
Short-term debt, net	173,627	216,517
Other current liabilities	85,208	27,067
Total current liabilities	3,037,054	2,311,571
Long-term debt, net	2,764,800	2,133,923
Long-term deposits	500,555	345,231
Deferred income taxes, net	199,625	151,685
Other liabilities	109,825	32,261
Total liabilities	6,611,859	4,974,671
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	117,727	—
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,701 issued in 2019 and 47,557 in 2018; 43,273 shares outstanding in 2019 and 43,129 in 2018	477	475
Additional paid-in capital	651,944	593,262
Retained earnings	1,470,134	1,481,593
Accumulated other comprehensive loss	(117,248)	(117,291)
Treasury stock at cost; 4,428 shares in 2019 and 2018	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,832,965	1,785,697
Non-controlling interest	10,598	10,227
Total stockholders’ equity	1,843,563	1,795,924
Total liabilities and stockholders’ equity	$8,573,149	$6,770,595
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	47,352	$473	$569,319	$1,312,660	$(89,230)	$(172,342)	$9,220	$1,630,100
Cumulative-effect adjustment[1]	—	—	—	638	—	—	—	638
Balance at January 1, 2018	47,352	$473	$569,319	$1,313,298	$(89,230)	$(172,342)	$9,220	$1,630,738
Stock issued	148	2	574	—	—	—	—	576
Share repurchases for tax withholdings	—	—	(11,810)	—	—	—	—	(11,810)
Stock-based compensation expense	—	—	8,955	—	—	—	—	8,955
Foreign currency translation	—	—	—	—	1,403	—	290	1,693
Net income	—	—	—	51,970	—	—	701	52,671
Balance at March 31, 2018	47,500	$475	$567,038	$1,365,268	$(87,827)	$(172,342)	$10,211	$1,682,823
Stock issued	14	—	875	—	—	—	—	875
Share repurchases for tax withholdings	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,905	—	—	—	—	6,905
Foreign currency translation	—	—	—	—	(12,691)	—	(484)	(13,175)
Net income	—	—	—	38,425	—	—	142	38,567
Balance at June 30, 2018	47,514	$475	$574,818	$1,403,693	$(100,518)	$(172,342)	$9,869	$1,715,995

Balance at January 1, 2019	47,557	$475	$593,262	$1,481,593	$(117,291)	$(172,342)	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustments of redeemable non-controlling interest	—	—	41,400	(41,400)	—	—	—	—
Foreign currency translation	—	—	—	—	4,409	—	(38)	4,371
Net income	—	—	—	16,134	—	—	74	16,208
Balance at March 31, 2019	47,674	$476	$635,046	$1,456,327	$(112,882)	$(172,342)	$10,263	$1,816,888
Stock issued	27	1	1,875	—	—	—	—	1,876
Share repurchases for tax withholdings	—	—	(135)	—	—	—	—	(135)
Stock-based compensation expense	—	—	15,158	—	—	—	—	15,158
Adjustments of redeemable non-controlling interest	—	—	—	(17,720)	—	—	—	(17,720)
Foreign currency translation	—	—	—	—	(4,366)	—	11	(4,355)
Net income	—	—	—	31,527	—	—	324	31,851
Balance at June 30, 2019	47,701	$477	$651,944	$1,470,134	$(117,248)	$(172,342)	$10,598	$1,843,563
1 Includes the impact of the Company’s modified retrospective adoption as part of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$48,059	$91,237
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss	32,756	6,680
Stock-based compensation	24,861	15,860
Depreciation and amortization	110,486	100,808
Debt restructuring and debt issuance cost amortization	5,471	5,819
(Benefit) provision for deferred taxes	(373)	12,213
Provision for credit losses	32,623	27,862
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(584,245)	(640,130)
Prepaid expenses and other current and other long-term assets	27,153	122,507
Accounts payable	402,237	210,306
Accrued expenses and restricted cash payable	2,992	(9,322)
Income taxes	(8,950)	2,703
Other current and other long-term liabilities	(9,153)	(9,382)
Amounts due under tax receivable agreement	(4,511)	(3,827)
Net cash provided by (used for) operating activities	79,406	(66,666)
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(48,254)	(34,624)
Acquisitions, net of cash acquired	(571,552)	—
Purchase of equity investment	—	(2,617)
Purchases of investment securities	(5,282)	(244)
Maturities of investment securities	177	100
Net cash used for investing activities	(624,911)	(37,385)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,858)	(11,810)
Proceeds from stock option exercises	2,281	1,451
Net change in deposits	315,736	(138,894)
Net activity on other debt	(68,846)	62,992
Borrowings on revolving credit facility	1,103,691	931,888
Repayments on revolving credit facility	(1,102,816)	(1,068,522)
Borrowings on term loans	688,990	153,000
Repayments on term loans	(32,024)	(18,152)
Debt issuance costs	(3,443)	(2,907)
Net change in securitized debt	(1,403)	22,773
Net cash provided by (used for) financing activities	892,308	(68,181)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,647)	(14,360)
Net change in cash, cash equivalents and restricted cash	345,156	(186,592)
Cash, cash equivalents and restricted cash, beginning of period	555,031	522,385
Cash, cash equivalents and restricted cash, end of period	$900,187	$335,793

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$1,063	$1,258

See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 and our Form 10–K/A filed with the SEC on March 20, 2019. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results for any future periods or the year ending December 31, 2019.
In August 2018, the SEC issued an amendment to Rule 3–04 of Regulation S–X requiring both year-to-date information and subtotals for each interim period. We have elected to expand our analysis of changes in stockholders’ equity as of June 30, 2019 in statement form for each of the current and comparative quarter-to-date and year-to-date periods.
Effective in the first quarter of 2019, the Company modified the presentation of the unaudited condensed balance sheets to separately classify its restricted cash payable. The prior period has been reclassified to conform with this presentation, which did not change current liabilities.
We apply the same accounting policies in preparing our quarterly and annual financial statements, with the exception of the new leasing standard which was required to be adopted on a prospective basis beginning January 1, 2019 (refer to Note 2, Recent Accounting Pronouncements).
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Revision of Prior Period Unaudited Condensed Consolidated Financial Statements for Correction of Immaterial Errors
As more fully described in our Annual Report on Form 10–K for the year ended December 31, 2018, in 2018 we revised our prior year financial statements to correct for immaterial errors in the financial statements of our Brazilian subsidiary and certain other immaterial errors impacting prior years that were not previously recorded. The accompanying quarterly financial statements have been revised for these errors. Collectively, hereinafter these revisions to correct are referred to as the “Revised” financial statements or the “Revision”. Management believes that the effects of this Revision are not material to our previously issued unaudited condensed consolidated financial statements.
The effects of the Revision on our unaudited condensed consolidated statements of income and cash flows were as follows:

	Three Months Ended June 30, 2018
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Total revenues	$370,876	$(1,260)	$1,182	$370,798
Processing costs	$76,306	$1,177	$—	$77,483
Provision for credit losses	$11,505	$2,131	$—	$13,636
General and administrative	$48,488	$—	$(899)	$47,589
Operating income	$102,911	$(4,568)	$2,081	$100,424
Income taxes	$13,938	$(2,240)	$627	$12,325
Net income	$39,440	$(2,328)	$1,454	$38,566
Net income attributable to shareholders	$39,298	$(2,328)	$1,454	$38,424

Net income attributable to shareholders per share
Basic	$0.91	$(0.05)	$0.03	$0.89
Diluted	$0.90	$(0.05)	$0.03	$0.88

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Total revenues	$725,705	$(2,061)	$1,182	$724,826
Processing costs	$155,928	$(5,357)	$—	$150,571
Provision for credit losses	$25,495	$2,367	$—	$27,862
General and administrative	$103,921	$—	$(899)	$103,022
Operating income	$181,273	$929	$2,081	$184,283
Income taxes	$29,527	$103	$444	$30,074
Net income	$88,774	$826	$1,637	$91,237
Net income attributable to shareholders	$87,931	$826	$1,637	$90,394

Net income attributable to shareholders per share
Basic	$2.04	$0.02	$0.04	$2.10
Diluted	$2.02	$0.02	$0.04	$2.08

	Six Months Ended June 30, 2018
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Net cash used for operating activities	$(77,856)	$—	$11,190	$(66,666)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(7,723)	$—	$(6,637)	$(14,360)
Cash, cash equivalents and restricted cash, beginning of period	$526,938	$—	$(4,553)	$522,385

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the six months ended June 30, 2019 and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Six Months Ended June 30, 2019
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
We adopted the new standard using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance, including the hindsight practical expedients for expired or existing contracts, which allowed us to carryforward our historical determination of (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. Additionally, we elected the practical expedients which allowed us to (i) not perform an allocation of lease and non-lease components for real estate leases, (ii) continue to account for short-term leases under Topic 840 and (iii) utilize our incremental borrowing rate (“IBR”), rather than the rate implicit in each lease, to calculate the present value of the remaining lease payments. As such, the unaudited condensed consolidated financial statements for the period ended June 30, 2019 are presented under the new standard, while comparative periods presented continue to be reported in accordance with Topic 840.
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
Under the standard, we now capitalize implementation costs related to our cloud migration of technology platforms to the cloud. Such amounts are amortized over the lesser of the term of the hosting arrangement, considering any explicit renewal options for which we are reasonably certain to exercise, or the useful life of the underlying hosted software. This standard did not materially impact our results of operations, cash flows or consolidated financial position.

Not Yet Adopted as of June 30, 2019
ASU 2016–13
This standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that impact the collectability of the reported amount.
The standard is effective January 1, 2020.
The current expected credit loss model outlined in the ASU differs from existing US GAAP as it based on expected rather than incurred losses. The standard requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application.

The Company has established a cross-functional task force charged with evaluating the requirements of the new standard, the availability and extent of historical data, relevant economic indicators and the impact this standard will have on our processes, systems and internal controls. We are currently in the process of gathering historical data, selecting our credit loss model, assessing system requirements and evaluating disclosure requirements.

Though the Company continues to assess the impact of adoption, we currently believe the most significant effects of the ASU will be incorporating economic factors into our credit loss reserve methodologies and providing expanded disclosures on expected credit losses. At this time, the impact on credit loss reserves is not expected to be material.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided. The vast majority of the Company’s Topic 606 revenue is derived from stand-ready commitments to provide payment processing, transaction processing and SaaS services and support. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. For payment processing and transaction processing, services are considered to be transferred when a transaction is captured and the Company has validated that the transaction has no errors. Point-in-time revenue recognized was immaterial during the three and six months ended June 30, 2019 and 2018.
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
The following tables disaggregate our consolidated revenue:

	Three Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$120,717	$77,273	$16,836	$214,826
Account servicing revenue	6,636	10,717	54,669	72,022
Other revenue	19,609	693	6,999	27,301
Total Topic 606 revenues	$146,962	$88,683	$78,504	$314,149

Non-Topic 606 revenues
Account servicing revenue	$34,870	$—	$—	$34,870
Finance fee revenue	62,385	496	31	62,912
Other revenue	23,097	2,171	4,608	29,876
Total non-Topic 606 revenues	$120,352	$2,667	$4,639	$127,658

Total revenues	$267,314	$91,350	$83,143	$441,807

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$112,895	$51,289	$14,554	$178,738
Account servicing revenue	5,384	8,995	26,702	41,081
Other revenue	10,525	1,206	5,274	17,005
Total Topic 606 revenues	$128,804	$61,490	$46,530	$236,824

Non-Topic 606 revenues
Account servicing revenue	$37,635	$—	$—	$37,635
Finance fee revenue	45,188	228	6,137	51,553
Other revenue	29,785	14,046	955	44,786
Total non-Topic 606 revenues	$112,608	$14,274	$7,092	$133,974

Total revenues	$241,412	$75,764	$53,622	$370,798

	Six Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$228,125	$137,271	$36,228	$401,624
Account servicing revenue	13,436	21,302	91,931	126,669
Other revenue	36,595	1,798	13,775	52,168
Total Topic 606 revenues	$278,156	$160,371	$141,934	$580,461

Non-Topic 606 revenues
Account servicing revenue	$67,309	$—	$—	$67,309
Finance fee revenue	108,249	853	183	109,285
Other revenue	46,382	11,774	8,472	66,628
Total non-Topic 606 revenues	$221,940	$12,627	$8,655	$243,222

Total revenues	$500,096	$172,998	$150,589	$823,683

	Six Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$219,873	$96,066	$31,253	$347,192
Account servicing revenue	13,850	18,464	53,727	86,041
Other revenue	27,567	2,323	13,416	43,306
Total Topic 606 revenues	$261,290	$116,853	$98,396	$476,539

Non-Topic 606 revenues
Account servicing revenue	$71,379	$—	$—	$71,379
Finance fee revenue	88,792	487	11,155	100,434
Other revenue	50,316	25,203	955	76,474
Total non-Topic 606 revenues	$210,487	$25,690	$12,110	$248,287

Total revenues	$471,777	$142,543	$110,506	$724,826

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. If such fee rebates constitute consideration payable to a customer or to another party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that the related interchange income is recognized. For the three and six months ended June 30, 2019, such variable consideration totaled $231.3 million and $430.0 million, respectively and $222.7 million and $421.2 million for the three and six months ended June 30, 2018, respectively. Certain other fee rebates that constitute costs to obtain a contract are recorded as sales and marketing expenses.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. These waived fees amounted to $7.5 million and $12.0 million during the three and six months ended June 30, 2019, respectively and $5.1 million and $9.6 million during the three and six months ended June 30, 2018, respectively. Finance fee revenue includes amounts earned by the Company’s factoring business, which purchases accounts receivable from third parties at a discount. Through June 2018, the Company also recognized finance fee revenue earned on the Company’s foreign salary advance product. Subsequently, the Company revised its WEX Latin America securitized debt agreement and recognizes gains on the sale of these receivables within “Other revenue” below. See Note 10, Off-Balance Sheet Arrangements, for further information on our WEX Latin America securitization.
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
The following table provides information about these contract balances.

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	June 30, 2019	December 31, 2018
Receivables[1]	Accounts receivable, net	$38,198	$32,949
Contract assets	Prepaid expenses and other current assets	$3,852	$3,819
Contract assets	Other assets	$19,545	$19,232
Contract liabilities	Other current liabilities	$3,870	$7,612
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In the three and six months ended June 30, 2019, we recognized revenue of $3.6 million and $6.4 million related to contract liabilities. In the three and six months ended June 30, 2018, we recognized revenue of $2.2 million and $5.3 million related to contract liabilities.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of June 30, 2019 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2019	2020	2021	2022	2023	2024	Total
Minimum monthly fees[1]	$31,378	$42,041	$23,534	$13,594	$6,351	$775	$117,673
Professional services[2]	9,227	316	—	—	—	—	9,543
Total remaining performance obligations	$40,605	$42,357	$23,534	$13,594	$6,351	$775	$127,216
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

Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio from a third party for approximately $223.4 million. During 2018, the consideration paid consisted of approximately $162.8 million to acquire the customer portfolio and a deposit of $38.9 million was paid into escrow for a portion of the outstanding accounts receivable at the date of agreement. The actual amount of accounts receivable purchased from the third party during the second quarter of 2019 was less than the amount deposited in escrow and the Company expects to receive the excess funds from the escrow agent in the third quarter of 2019.
As of December 31, 2018, the deposit related to the customer portfolio was recorded within other assets, while the deposit for the purchase of customer receivables was recorded in prepaid expenses and other current assets. During the second quarter of 2019, the Company determined that it obtained control of the customer portfolio and accounted for this transaction under the asset acquisition method of accounting. At that time, we allocated $168.0 million of consideration paid to a customer relationship intangible asset and established the accounts receivable at fair value.
As of June 30, 2019, the customer relationship and acquired customer receivables were recorded within other intangible assets and accounts receivable, respectively, on our unaudited condensed consolidated balance sheet. During the three months ended June 30, 2019, the Company began amortizing this customer relationship intangible asset over the 13 year term of the Chevron agreement, which has been determined to be the period of anticipated benefit.
Transaction costs related to the acquisition were insignificant and expensed as incurred.
Business Acquisitions

Acquisition-related costs on completed business combinations were $5.9 million and $9.0 million for the three and six months ended June 30, 2019 and immaterial for the same periods of 2018.
Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $525.6 million, including $50 million payable in January 2020, which is recorded in other current liabilities. The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 12, Redeemable Non-Controlling Interest, for further information.
This acquisition has been accounted for as a business combination, with preliminary goodwill reflecting the comprehensive suite of products and services for our partners and customers and opening go-to-market channels to include consulting firms and

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

brokers in our Health and Employee Benefit Solutions segment. The majority of the goodwill associated with this acquisition is deductible for tax purposes.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Cash consideration, net of $125,865 in cash and restricted cash acquired	$249,781
Fair value of redeemable non-controlling interest	100,000
Deferred cash consideration	50,000
Total consideration, net of cash and restricted cash acquired	$399,781
Less:
Accounts receivable	10,722
Property and equipment	4,904
Customer relationships(a)(d)	213,600
Developed technologies(b)(d)	38,900
Trademarks and trade names(c)(d)	13,800
Other assets	13,601
Accounts payable	(3,071)
Accrued expenses	(7,563)
Restricted cash payable	(125,346)
Deferred income taxes	(22,200)
Other liabilities	(9,814)
Recorded goodwill	$272,248
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 5.4 years.
(c) Weighted average life - 7.3 years.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.0 years.
Since the acquisition date, DBI has contributed $36.8 million in total revenues, and the amount of income before income taxes contributed to Company operations was immaterial.
Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration is $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2019.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Total consideration, net of $44,947 in cash acquired	$293,767

Less:
Accounts receivable	22,134
Property and equipment	549
Network relationships(a) (c)	100,900
Developed technologies(b) (c)	15,000
Other assets	2,379
Accounts payable	(33,521)
Deferred income tax liabilities	(24,121)
Other liabilities	(2,367)
Recorded goodwill	$212,814
(a) Weighted average life - 8.3 years.
(b) Weighted average life - 2.9 years.
(c) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.6 years.
Since the acquisition date, Noventis has contributed $20.2 million in total revenues, and the amount of income before income taxes contributed to Company operations was immaterial.
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash on hand, has been accounted for as a business combination. Pavestone complements our existing factoring business and as a result the purchase price is primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.6 million, $14.8 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes.
Since the acquisition date, Pavestone Capital revenues and income before income taxes, which are recorded in our Fleet Solutions segment, were not material to Company operations. No pro forma or current information has been included in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
2019 Business Acquisitions
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following represents unaudited pro forma operational results as if the acquisitions had occurred January 1, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$441,807	$397,408	$842,789	$779,234
Net income attributable to shareholders	$15,225	$33,790	$34,035	$76,277
Net income attributable to shareholders per share:
Basic	$0.35	$0.78	$0.79	$1.77
Diluted	$0.35	$0.77	$0.78	$1.75

Go Fuel Card
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). The Company has performed a preliminary valuation analysis, which is based on estimates and assumptions that are subject to change within the measurement period. We currently expect to recognize other intangible assets equal to approximately half of the purchase price, comprised of merchant network and customer relationships. Additionally, we expect to record a similar amount of goodwill as part of this business combination, for which we are still determining the deductibility for income tax purposes. We expect that this acquisition will strengthen our position in the European market and reduce our sensitivity to retail fuel prices.

5.	Accounts Receivable
In general, the Company’s trade accounts receivable provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets, which are subject to interest charges based on the revolving balance not paid in full. The Company had approximately $65.3 million and $18.9 million in receivables with revolving credit balances as of June 30, 2019 and December 31, 2018, respectively. The increase in revolving credit balances during the six months ended June 30, 2019 was due to the onboarding of a customer portfolio.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at June 30, 2019 or December 31, 2018. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2019	December 31, 2018
29 days or less past due	95%	95%
59 days or less past due	98%	98%

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents changes in the accounts receivable allowances:

	Six Months Ended June 30,
(In thousands)	2019	2018
Balance, beginning of year	$46,948	$33,387
Provision for credit losses	32,623	27,862
Other[1]	14,083	9,556
Charge-offs	(47,846)	(38,232)
Recoveries of amounts previously charged-off	4,628	3,505
Currency translation	139	(284)
Balance, end of period	$50,575	$35,794

1 Consists primarily of charges to other accounts. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

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
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to shareholders	$13,807	$38,424	$29,941	$90,394

Weighted average common shares outstanding – Basic	43,329	43,181	43,277	43,116
Dilutive impact of share-based compensation awards	432	365	390	408
Weighted average common shares outstanding – Diluted	43,761	43,546	43,667	43,524

For the three and six months ended June 30, 2019 and 2018, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2018, we had four interest rate swap contracts in effect with a notional amount at inception collectively of $1.0 billion, with maturity dates from December 30, 2020 to December 31, 2022, at interest rates between 1.108 percent and 2.212 percent. On March 12, 2019, the Company entered into three additional interest rate swap contracts.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents relevant information for the interest rate swap agreements entered into during the six months ended June 30, 2019:

	Tranche A	Tranche B	Tranche C
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000
Maturity date	3/12/2022	3/12/2022	3/12/2023
Fixed interest rate	2.41750%	2.42500%	2.41325%

As of June 30, 2019, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.5 billion of the $2.4 billion outstanding borrowings under our 2016 Credit Agreement.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2019	2018	2019	2018
Interest rate swap agreements – unrealized portion	Net unrealized (loss) gain on financial instruments	$(21,860)	$3,944	$(34,069)	$17,452
Interest rate swap agreements – realized portion	Financing interest income	$2,142	$1,363	$4,258	$1,676
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

8.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 18, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”); (ii) contractual arrangements with brokerage firms for both certificate of deposit and money market deposit products (“brokered deposits”); and (iii) a listing service that provides certificates of deposit (“institutional deposits”). Customer deposits are generally non-interest bearing, while brokered deposits are issued at variable rates based on LIBOR or the Federal Funds rate and institutional deposits contain varying terms.
The following table presents the composition of deposits, which are classified based on their contractual maturities:

(In thousands)	June 30, 2019	December 31, 2018
Interest-bearing brokered money market deposits(a)	$191,625	$283,790
Customer deposits	119,243	138,072
Certificates of deposit with maturities within 1 year(a)(b)	776,927	505,582
Short-term deposits	1,087,795	927,444
Certificates of deposit with maturities greater than 1 year and less than 5 years(a)	500,555	345,231
Total deposits	$1,588,350	$1,272,675

Weighted average cost of funds on certificates of deposit outstanding	2.51%	2.36%
Weighted average cost of interest-bearing brokered money market deposits	2.54%	2.49%
(a) As of June 30, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(b) Original maturities range from 6 months to 5 years, with interest rates ranging from 1.30 percent to 3.52 percent as of both June 30, 2019 and December 31, 2018.
In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. The required reserve was $9.4 million and $11.1 million at June 30, 2019 and December 31, 2018, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at June 30, 2019 and December 31, 2018.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

(In thousands)	June 30, 2019	December 31, 2018
Tranche A term loan	948,673	423,637
Tranche B term loan	1,464,388	1,321,447
Term loans under 2016 Credit Agreement(a)	2,413,061	1,745,084
Notes outstanding(a)	400,000	400,000
Securitized debt	105,115	106,872
Participation debt	57,499	114,849
WEX Latin America debt	4,554	16,242
Total gross debt	$2,980,229	$2,383,047
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	June 30, 2019	December 31, 2018
Current portion of gross debt	$181,779	$223,241
Less: Unamortized debt issuance costs	(8,152)	(6,724)
Short-term debt, net	$173,627	$216,517

Long-term gross debt	$2,798,450	$2,159,806
Less: Unamortized debt issuance costs	(33,650)	(25,883)
Long-term debt, net	$2,764,800	$2,133,923

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$50,474	$53,514
Borrowing capacity on revolving credit facility(c)	$719,526	$666,486
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
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the principal amount of $300 million. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.
On May 17, 2019, the Company entered into a Sixth Amendment to the 2016 Credit Agreement, which provided additional tranche B term loans in the principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 2026. Amounts due under the revolving credit facility and tranche A term loans of the 2016 Credit Agreement mature in July 2023. Prior to maturity, amounts borrowed under the tranche A and tranche B term loan facilities will be reduced by mandatory quarterly payments of $12.5 million and $3.7 million, respectively.
The revolving loans and tranche A loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B loans bear interest at a variable rate plus a margin equal to 2.25 percent for base rate loans and 1.25 percent for eurocurrency rate loans. As of June 30, 2019 and December 31, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.6 percent and 4.7 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
The Company accounted for the January 2019 Credit Agreement amendment as a debt modification. The Company accounted for the May 2019 Credit Agreement amendment as both a debt modification and extinguishment, and consequently recorded a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs during the three months ended June 30, 2019. The Company incurred and expensed $5.3 million and $4.2 million of third party costs, associated with the January and May 2019 debt amendments, respectively, which are classified within general and administrative expenses in our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $3.4 million and $11.0 million of lender costs associated with the January and May 2019 debt amendments, respectively. These debt issuance costs are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of June 30, 2019, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both June 30, 2019 and December 31, 2018, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year.
Australian Securitization Facility
The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which has been extended through April 2020. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 2.87 percent and 2.89 percent as of June 30, 2019 and December 31, 2018, respectively. The Company had $79.9 million and $87.0 million of securitized debt under this facility as of June 30, 2019 and December 31, 2018, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 1.06 percent and 0.98 percent as of June 30, 2019 and December 31, 2018, respectively. The Company had $25.2 million and $18.0 million of securitized debt under this facility as of June 30, 2019 and December 31, 2018, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	June 30, 2019			December 31, 2018
(In thousands)	Amounts Available	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$130,000	$7,499	$122,501	$130,000	$64,849	$65,151
Long-term debt, net(b)	50,000	50,000	—	50,000	50,000	—
	$180,000	$57,499	$122,501	$180,000	$114,849	$65,151

Average interest rate		4.67%			4.30%
(a) Amounts outstanding under an agreement terminating on December 27, 2019.
(b) Amounts outstanding under an agreement terminating on August 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $334.0 million and $309.0 million as of June 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings as of June 30, 2019 and December 31, 2018.
WEX Latin America Debt
WEX Latin America had debt of approximately $4.6 million and $16.2 million as of June 30, 2019 and December 31, 2018, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt. As of June 30, 2019 and December 31, 2018, the interest rate was 24.35 percent and 23.59 percent, respectively.

10.	Off–Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution. Under this arrangement, customer accounts receivable balances are sold without recourse to the extent that they are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. Additionally, there are no indications of the Company’s continuing involvement in the factored receivables. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company sold approximately $164.3 million and $314.2 million of accounts receivable under this arrangement during the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018 the Company sold approximately $190.7 million and $360.9 million of accounts receivable, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the statements of cash flows. The loss on factoring was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2018, and was recorded within cost of services. As of June 30, 2019 and December 31, 2018, the amount of outstanding transferred receivables in excess of the established credit limit was $1.0 million and $0.2 million, respectively. Charge-backs on balances in excess of the credit limit during the six months ended June 30, 2019 and June 30, 2018 were insignificant.
WEX Bank Accounts Receivable Factoring
In August 2018, WEX Bank entered into a factoring agreement with an unrelated third-party financial institution to sell certain of our trade accounts receivable under non-recourse transactions. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold approximately $4.0 billion and $6.0 billion of receivables under this arrangement during the three and six months ended June 30, 2019, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statement of cash flows. The loss on factoring was $1.1 million and $1.7 million for the three and six months ended June 30, 2019, respectively, and is recorded within cost of services.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. WEX Latin America holds a non-controlling equity interest in the investment fund. During the six months ended June 30, 2019, the Company did not make equity contributions to the investment fund.
As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our balance sheet. During the three and six months ended June 30, 2018, the Company recognized approximately $2.3 million and $4.4 million of operating interest expense under this financing arrangement, respectively.
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving effective control of the transferred receivables to the buyer. The Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable.
During the three and six months ended June 30, 2019, the Company sold $14.9 million and $35.6 million of receivables, respectively and recognized a $3.5 million and $7.2 million gain on sale, respectively, consisting of the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded in operating activities in the statements of cash flows.

11.	Fair Value
Certain of the Company’s financial assets and liabilities are recorded at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

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
We did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during either of the three and six months ended June 30, 2019 or June 30, 2018.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value:

(In thousands)	Fair Value Hierarchy	June 30, 2019	December 31, 2018
Financial Assets:
Money market funds(a)	1	$209	$71,228
Investment securities
Municipal bonds	2	$338	$404
Asset-backed securities	2	264	279
Mortgage-backed securities	2	179	260
Fixed-income mutual fund	1	29,386	23,463
Total investment securities		$30,167	$24,406
Executive deferred compensation plan trust(b)	1	$7,563	$6,398
Interest rate swaps(c)	2	$4,563	$17,994

Liabilities
Interest rate swaps(d)	2	$20,638	$—
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
The Notes outstanding had a fair value of $403.5 million and $392.0 million as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both June 30, 2019 and December 31, 2018, the carrying value of the 2016 Credit Agreement approximated its fair value.
Other Assets and Liabilities
Our financial instruments, other than those presented above, include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities. The carrying values of such assets and liabilities approximate their respective fair values due to their short-term nature. The carrying values of certificates of deposit, interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values, as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

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
The agreement provides the seller with a put right and the Company with a call right for the equity interest, which can be exercised no earlier than five and seven years following the date of acquisition, respectively. Upon exercise of the put or call right, the purchase price is calculated based on a revenue multiple of peer companies (as defined in the acquisition agreement) applied to trailing twelve month revenues of the U.S. Health business. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value.
Subsequent remeasurement of the equity interest to fair value during the first quarter of 2019 resulted in an increase to redeemable non-controlling interest of $41.4 million and an offsetting decrease to retained earnings that did not impact earnings per share. During the three months ended June 30, 2019, we recalculated the redeemable non-controlling interest using revenue multiples as defined by the acquisition agreement and described above, resulting in a $17.7 million increase to the redeemable non-controlling interest. The adjustment reduced both retained earnings and earnings per share attributable to shareholders for the three and six months ended June 30, 2019. Subsequent increases or decreases in the redemption value of the non-controlling interest will be offset against retained earnings and impact earnings per share.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	Six months ended June 30, 2019
Balance, beginning of period	$—
Acquisition of Discovery Benefits at fair value	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	41,400
Accretion of non-controlling interest	17,720
Net income attributable to redeemable non-controlling interest	7
Balance, end of period	$117,727

13.	Income Taxes
The Company’s effective tax rate was 28.0 percent and 27.5 percent for the second quarter and first half of 2019, respectively, as compared to 24.2 percent and 24.8 percent for the second quarter and first half of 2018, respectively. The increase in our tax rate was primarily due to jurisdictional earnings mix, increase in unrecognized tax benefits and lower tax benefits related to employee stock-based compensation.
While our accounting for the impact of the 2017 Tax Cut and Jobs Act (“TCJA”) as of December 31, 2018 was deemed to be complete, amounts recorded were based on prevailing regulations and available information as of December 31, 2018. Additional guidance issued by the Internal Revenue Service (“IRS”) may continue to impact our recorded amounts after December 31, 2018.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $79.5 million and $64.9 million at June 30, 2019 and December 31, 2018, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.

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
The following table presents supplemental balance sheet information related to our leases:

(In thousands)	Balance Sheet Location	June 30, 2019
Assets
Operating lease ROU assets	Other assets	$71,848
Liabilities
Current operating lease liabilities	Other current liabilities	12,148
Non-current operating lease liabilities	Other liabilities	72,205
Total lease liabilities		$84,353

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the weighted average remaining lease term and discount rate:

Operating leases	June 30, 2019
Weighted average remaining term (in years)	8.7
Weighted average discount rate	4.6%

The following table presents the maturities of our lease liabilities:

(In thousands)	June 30, 2019
Remaining 2019	$7,862
2020	15,205
2021	14,876
2022	13,361
2023	9,628
2024 and thereafter	42,661
Total lease payments	$103,593
Less: Imputed interest	19,240
Total lease obligations	$84,353
Less: Current portion of lease obligations	12,148
Long-term lease obligations	$72,205

In addition to the total lease obligations presented in the table above, we have a 14 year building operating lease with undiscounted payment obligations of $30.0 million that is expected to commence during 2020.
We recognized $5.0 million and $9.0 million of operating lease expense during the three and six months ended June 30, 2019, which includes immaterial short-term leases and variable lease costs. These amounts are classified as general and administrative expense on our statements of income.
The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,176
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9,356

15.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of June 30, 2019 are consistent with those discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2018.

16.	Stock–Based Compensation
The Company regularly grants equity awards under its stockholder-approved equity plans to certain employees and directors. The fair value of equity awards granted during the six months ended June 30, 2019 and 2018 totaled $45.2 million and $30.1 million, respectively. The fair value of restricted stock units, deferred stock units and performance based restricted stock

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

units is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.
The table below presents the weighted average fair value of service-based stock options by year of grant and the assumptions used in estimating those fair values:

	2019	2018
Weighted average grant date fair value	$58.28	$51.27

Weighted average expected life (in years)	6.0	6.0
Weighted average exercise price	$184.81	$158.23
Expected stock price volatility	27.21%	27.35%
Risk-free interest rate	2.37%	2.69%

17.	Segment Information
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

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers.
The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$120,717	$77,273	$16,836	$214,826
Account servicing revenue	41,506	10,717	54,669	106,892
Finance fee revenue	62,385	496	31	62,912
Other revenue	42,706	2,864	11,607	57,177
Total revenues	$267,314	$91,350	$83,143	$441,807

Interest income	$1,798	$430	$428	$2,656

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$112,895	$51,289	$14,554	$178,738
Account servicing revenue	43,019	8,995	26,702	78,716
Finance fee revenue	45,188	228	6,137	51,553
Other revenue	40,310	15,252	6,229	61,791
Total revenues	$241,412	$75,764	$53,622	$370,798

Interest income	$1,040	$122	$6,301	$7,463

	Six Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$228,125	$137,271	$36,228	$401,624
Account servicing revenue	80,745	21,302	91,931	193,978
Finance fee revenue	108,249	853	183	109,285
Other revenue	82,977	13,572	22,247	118,796
Total revenues	$500,096	$172,998	$150,589	$823,683

Interest income	$4,019	$807	$587	$5,413

	Six Months Ended June 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$219,873	$96,066	$31,253	$347,192
Account servicing revenue	85,229	18,464	53,727	157,420
Finance fee revenue	88,792	487	11,155	100,434
Other revenue	77,883	27,526	14,371	119,780
Total revenues	$471,777	$142,543	$110,506	$724,826

Interest income	$2,035	$543	$12,268	$14,846

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) other costs; and (v) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Segment adjusted operating income
Fleet Solutions	$122,577	$112,953	$215,552	$220,926
Travel and Corporate Solutions	40,838	34,448	75,225	59,697
Health and Employee Benefit Solutions	21,146	11,608	40,926	29,679
Total segment adjusted operating income	$184,561	$159,009	$331,703	$310,302

Reconciliation:
Total segment adjusted operating income	$184,561	$159,009	$331,703	$310,302
Less:
Unallocated corporate expenses	18,177	15,044	35,119	28,964
Acquisition-related intangible amortization	39,814	34,921	73,702	70,157
Other acquisition and divestiture related items	7,017	619	16,797	1,256
Debt restructuring costs	5,078	466	9,478	3,481
Stock-based compensation	14,992	6,905	25,434	15,860
Other costs	4,746	630	7,501	6,301
Operating income	94,737	100,424	163,672	184,283
Financing interest expense	(35,638)	(25,505)	(66,750)	(52,842)
Net foreign currency gain (loss)	6,665	(26,734)	2,780	(26,344)
Net unrealized (loss) gain on financial instruments	(21,516)	2,706	(33,428)	16,214
Income before income taxes	$44,248	$50,891	$66,274	$121,311

18.	Supplementary Regulatory Capital Disclosure
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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2019, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2019
Total Capital to risk-weighted assets	$367,330	12.60%	$233,152	8.0%	$291,440	10.0%
Tier 1 Capital to average assets	$348,898	11.37%	$122,746	4.0%	$153,433	5.0%
Common equity to risk-weighted assets	$348,898	11.97%	$131,148	4.5%	$189,436	6.5%
Tier 1 Capital to risk-weighted assets	$348,898	11.97%	$174,864	6.0%	$233,152	8.0%
December 31, 2018
Total Capital to risk-weighted assets	$323,178	12.82%	$201,749	8.0%	$252,186	10.0%
Tier 1 Capital to average assets	$305,734	10.88%	$112,401	4.0%	$140,501	5.0%
Common equity to risk-weighted assets	$305,734	12.12%	$113,484	4.5%	$163,921	6.5%
Tier 1 Capital to risk-weighted assets	$305,734	12.12%	$151,312	6.0%	$201,749	8.0%

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
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2018, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, our Form 10–K/A filed with the SEC on March 20, 2019, and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report. 2018 amounts have been revised to reflect the immaterial revision as more fully described in Part I – Item 1 – Note 1, Basis of Presentation, of our unaudited condensed consolidated financial statements.

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
Summary
Below are selected items from the second quarter of 2019:

•
Average number of vehicles serviced increased 18 percent from the second quarter of 2018 to approximately 13.9 million for the second quarter of 2019, including the impact of two conversions of large North American oil portfolios.

•
Total fuel transactions processed increased 10 percent from the second quarter of 2018 to 153.7 million for the second quarter of 2019. Total payment processing transactions in our Fleet Solutions segment increased 10 percent to 128.0 million for the second quarter of 2019 as compared to the same period last year.

•	The average U.S. fuel price per gallon during the second quarter of 2019 was $2.91, a 4 percent decrease from the same period last year.

•
Our Travel and Corporate Solutions’ purchase volume grew to $10.0 billion for the second quarter of 2019, an increase of 13 percent from the same period last year, driven primarily by our Noventis acquisition and growth in our corporate payment products.

•
Our Health and Employee Benefit Solutions’ average number of U.S. SaaS accounts grew by approximately 1.8 million, a 17 percent increase from the same period in the prior year, due primarily to a strong 2019 open enrollment season. Likewise, U.S. purchase volume grew by $121.3 million, a 10 percent increase from the same period of the prior year.

•
Our effective tax rate was 28.0 percent for the second quarter of 2019 as compared to 24.2 percent in the same period last year. The increase in our tax rate was primarily due to the jurisdictional earnings mix, increase in unrecognized tax benefits and lower tax benefits related to employee stock-based compensation.

Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments as management believes these items are unpredictable and can obscure underlying trends. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
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

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except per gallon data)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$120,717	$112,895	$7,822	7%	$228,125	$219,873	$8,252	4%
Account servicing revenue	41,506	43,019	(1,513)	(4)%	80,745	85,229	(4,484)	(5)%
Finance fee revenue	62,385	45,188	17,197	38%	108,249	88,792	19,457	22%
Other revenue	42,706	40,310	2,396	6%	82,977	77,883	5,094	7%
Total revenues	$267,314	$241,412	$25,902	11%	$500,096	$471,777	$28,319	6%

Key operating statistics
Payment processing revenue:
Payment processing transactions	127,986	115,919	12,067	10%	243,390	225,746	17,644	8%
Payment processing fuel spend	$9,755,737	$9,497,050	$258,687	3%	$18,217,815	$17,935,194	$282,621	2%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.91	$3.02	$(0.11)	(4)%	$2.79	$2.90	$(0.11)	(4)%
Net payment processing rate	1.24%	1.19%	0.05%	4%	1.25%	1.23%	0.02%	2%
(a) The impact of foreign currency exchange rate fluctuations decreased Fleet Solutions revenue by $1.9 million and $4.6 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year.

Fleet Solutions revenue increased $25.9 million for the second quarter of 2019 and $28.3 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to higher late fee revenue and payment processing volumes. Approximately half of the late fee and volume increases were due to the conversion of two major oil North American portfolios. These favorable impacts were partly offset by lower average fuel prices in North America and foreign currency exchange rate headwinds.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Finance income	$53,109	$36,196	$16,913	47%	$90,635	$71,070	$19,565	28%
Factoring fee revenue	9,276	8,992	284	3%	17,614	17,722	(108)	(1)%
Finance fee revenue	$62,385	$45,188	$17,197	38%	$108,249	$88,792	$19,457	22%
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
Finance income increased $16.9 million for the second quarter of 2019 and $19.6 million for the first half of 2019 as compared to the same periods in the prior year. Approximately half of this increase resulted from customer acquisitions, with the remaining portion of the increase due to higher weighted average late fee rates.
During both the second quarter and first half of 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively, as compared to monthly late fee rates and minimum finance charges of up to 7.99 percent and

$75, respectively, during the second quarter and first half of 2018. The weighted average late fee rate, net of related charge-offs, was 5.3 percent and 5.1 percent for the three and six months ended June 30, 2019, respectively, as compared to 4.4 percent and 4.5 percent for the three and six months ended June 30, 2018.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the three and six months ended June 30, 2019 and 2018.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for the second quarter and first half of 2019 was generally consistent with the same periods in the prior year.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$50,154	$49,320	$834	2%	$102,690	$92,351	$10,339	11%
Service fees	$1,774	$2,018	$(244)	(12)%	$3,424	$3,604	$(180)	(5)%
Provision for credit losses	$14,439	$11,000	$3,439	31%	$28,402	$23,988	$4,414	18%
Operating interest	$5,616	$3,663	$1,953	53%	$10,014	$6,838	$3,176	46%
Depreciation and amortization	$10,551	$9,643	$908	9%	$20,647	$19,806	$841	4%

Other operating expenses
General and administrative	$20,115	$17,643	$2,472	14%	$37,071	$38,991	$(1,920)	(5)%
Sales and marketing	$48,148	$38,758	$9,390	24%	$92,931	$76,604	$16,327	21%
Depreciation and amortization	$21,206	$20,479	$727	4%	$40,045	$41,103	$(1,058)	(3)%

Operating income	$95,311	$88,888	$6,423	7%	$164,872	$168,492	$(3,620)	(2)%
Cost of services
Processing costs for the second quarter of 2019 were generally consistent with the same period in the prior year. Processing costs increased $10.3 million for the first half of 2019 as compared to the same period in the prior year, due primarily to higher expenses associated with the onboarding of customer acquisitions.
Service fees for the second quarter and first half of 2019 were generally consistent with the same periods in the prior year.
Provision for credit losses increased by $3.4 million for the second quarter of 2019 and $4.4 million for the first half of 2019 as compared to the same periods in the prior year, resulting from a slight increase in delinquency rates and the impact of new customer wins.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 13.9 and 14.7 basis points of fuel expenditures for the second quarter and first half of 2019, respectively, as compared to 11.2 and 11.8 basis points of fuel expenditures for the same periods in the prior year, respectively. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $2.0 million for the second quarter of 2019 and $3.2 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to higher interest rates paid on deposits and volume growth.

Depreciation and amortization for the second quarter of 2019 and first half of 2019 were generally consistent with the same periods in the prior year.
Other operating expenses
General and administrative expenses increased $2.5 million for the second quarter of 2019 as compared to the same period in the prior year due primarily to an increase in stock-based compensation resulting from strong Company performance and expenses associated with our recent Go Fuel card acquisition which closed during July 2019. For the first half of 2019, general and administrative expenses decreased $1.9 million as compared to the same period in the prior year, due primarily to decreased professional fees associated with the insourcing of certain technology in the prior year, partly offset by higher stock-based compensation and acquisition-related costs during 2019.
Sales and marketing expenses increased $9.4 million for the second quarter of 2019 and $16.3 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to higher relative commission payments to partners and an increase in personnel-related costs resulting from higher volumes and financial performance, as well as higher marketing costs related to significant 2019 customer acquisitions.
Depreciation and amortization for the second quarter and first half of 2019 were generally consistent with the same periods of the prior year.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$77,273	$51,289	$25,984	51%	$137,271	$96,066	41,205	43%
Account servicing revenue	10,717	8,995	1,722	19%	21,302	18,464	2,838	15%
Finance fee revenue	496	228	268	118%	853	487	366	75%
Other revenue	2,864	15,252	(12,388)	(81)%	13,572	27,526	(13,954)	(51)%
Total revenues	$91,350	$75,764	$15,586	21%	$172,998	$142,543	30,455	21%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$10,047,934	$8,930,421	$1,117,513	13%	$18,453,595	$16,870,964	$1,582,631	9%
(a) The impact of foreign currency exchange rate fluctuations decreased Travel and Corporate Solutions revenue by $1.4 million and $2.9 million in the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year.
Payment processing revenue increased $26.0 million for the second quarter of 2019 and $41.2 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Noventis, a recent contract amendment and significant volume growth in our corporate payments products. The contract amendment resulted in an increase in payment processing revenue, with an offsetting reduction in international settlement fees which are included within other revenue.
Account servicing revenue increased $1.7 million for the second quarter of 2019 and $2.8 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to the acquisition of Noventis.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for the second quarters and first halves of both 2019 and 2018.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the second quarters and first halves of 2019 and 2018.
Other revenue decreased $12.4 million for the second quarter of 2019 and $14.0 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to a recent contract amendment discussed above. As a result of this amendment, we expect a decline in other revenue for the remainder of the year.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$16,051	$10,314	$5,737	56%	$30,582	$22,968	$7,614	33%
Service fees	$7,102	$7,461	$(359)	(5)%	$13,371	$13,951	$(580)	(4)%
Provision for credit losses	$383	$979	$(596)	(61)%	$4,078	$1,825	$2,253	123%
Operating interest	$4,470	$3,306	$1,164	35%	$8,427	$5,982	$2,445	41%
Depreciation and amortization	$3,918	$4,774	$(856)	(18)%	$7,736	$9,227	$(1,491)	(16)%

Other operating expenses
General and administrative	$8,727	$5,717	$3,010	53%	$21,297	$12,835	$8,462	66%
Sales and marketing	$15,022	$12,318	$2,704	22%	$27,588	$25,598	$1,990	8%
Depreciation and amortization	$4,674	$3,759	$915	24%	$9,507	$6,915	$2,592	37%

Operating income	$31,003	$27,136	$3,867	14%	$50,412	$43,242	$7,170	17%
Cost of services
Processing costs increased $5.7 million for the second quarter of 2019 and $7.6 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Noventis and volume related increases for our corporate payments product.
Service fees for the second quarter and first half of 2019 were generally consistent with the same periods in the prior year, as benefits resulting from the onboarding of transactions to an internal processing platform were offset by the impact of higher volumes.
Provision for credit losses for the second quarter of 2019 was generally consistent with the same period of the prior year. Provision for credit losses increased $2.3 million for the first half of 2019 as compared to the same period in the prior year, due primarily to a reserve established on amounts owed by a corporate payments customer during the first quarter of 2019.
Operating interest expense increased $1.2 million for the second quarter of 2019 and $2.4 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to higher interest rates paid on deposits and volume growth.
Depreciation and amortization expenses decreased $0.9 million for the second quarter of 2019 and $1.5 million for the first half of 2019 as compared to the same periods in the prior year, due to lower relative amortization of acquired developed technology.
Other operating expenses
General and administrative expenses increased $3.0 million for the second quarter of 2019 as compared to the same period in the prior year, resulting from the acquisition of Noventis and increase in stock-based compensation resulting from Company performance. The majority of the $8.5 million increase in general and administrative expenses for the first half of 2019 as compared to the same period in the prior year resulted from cash paid to accelerate vesting of options awards as part of the Noventis acquisition.
Sales and marketing expenses increased $2.7 million for the second quarter and $2.0 million for first half of 2019 as compared to the same periods of the prior year primarily due to higher relative commission payments to partners.
Depreciation and amortization expenses increased $0.9 million for the second quarter of 2019 and $2.6 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to higher amortization on customer relationships associated with recent acquisitions.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except purchase volume in millions)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$16,836	$14,554	$2,282	16%	$36,228	$31,253	$4,975	16%
Account servicing revenue	54,669	26,702	27,967	105%	91,931	53,727	38,204	71%
Finance fee revenue	31	6,137	(6,106)	(99)%	183	11,155	(10,972)	(98)%
Other revenue	11,607	6,229	5,378	86%	22,247	14,371	7,876	55%
Total revenues	$83,143	$53,622	$29,521	55%	$150,589	$110,506	$40,083	36%

Key operating statistics
Payment processing revenue:
Purchase volume	$1,374,592	$1,253,309	$121,283	10%	$3,032,180	$2,756,709	$275,471	10%
Account servicing revenue:
Average number of SaaS accounts	12,563	10,745	1,818	17%	12,645	10,786	1,859	17%
(a) The impact of foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions revenue by $0.3 million and $0.9 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year.
Payment processing revenue increased $2.3 million for the second quarter of 2019 and $5.0 million for the first half of 2019 as compared to the same periods in the prior year, resulting from higher U.S. Health business purchase volume, primarily due to the acquisition of Discovery Benefits and existing customer growth.
Account servicing revenue increased $28.0 million for the second quarter of 2019 and $38.2 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to the acquisition of Discovery Benefits and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform and higher revenue earned on health savings account assets.
Finance fee revenue decreased $6.1 million for the second quarter of 2019 and $11.0 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to the accounting impact of our WEX Latin America securitization arrangement, as discussed further in the other revenue discussion below.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. As of the three and six months ended June 30, 2019 and 2018, there were no material concessions granted to customers.
Other revenue increased $5.4 million for the second quarter of 2019 and $7.9 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to realized gains on the sale of WEX Latin America customer receivables under a securitization arrangement. Prior to an amendment of this securitization arrangement during the third quarter of 2018, the revenue associated with these customer receivables was primarily included in finance fee revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30, 2019		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$33,276	$17,849	$15,427	86%	$57,328	$35,252	$22,076	63%
Service fees	$5,321	$4,330	$991	23%	$11,648	$8,474	$3,174	37%
Provision for credit losses	$10	$1,657	$(1,647)	(99)%	$143	$2,049	$(1,906)	(93)%
Operating interest	$607	$2,559	$(1,952)	(76)%	$1,816	$5,193	$(3,377)	(65)%
Depreciation and amortization	$7,101	$6,195	$906	15%	$13,700	$12,012	$1,688	14%

Other operating expenses
General and administrative	$9,853	$5,661	$4,192	74%	$16,746	$11,554	$5,192	45%
Sales and marketing	$9,661	$6,591	$3,070	47%	$16,431	$11,991	$4,440	37%
Depreciation and amortization	$10,850	$5,424	$5,426	100%	$17,828	$10,855	$6,973	64%

Operating income	$6,464	$3,356	$3,108	93%	$14,949	$13,126	$1,823	14%
Cost of services
Processing costs increased $15.4 million for the second quarter of 2019 and $22.1 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits and volume-related WEX Health increases, including higher personnel-related costs.
Service fees increased $1.0 million for the second quarter of 2019 and $3.2 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to costs incurred on higher asset balances and an increase in participants utilizing our SaaS healthcare offerings.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the second quarters and first halves of 2019 and 2018.
Operating interest decreased $2.0 million for the second quarter of 2019 and $3.4 million for the first half of 2019 as compared to the same periods in the prior year. During the third quarter of 2018, we amended our WEX Latin America securitization agreement, resulting in sale accounting treatment upon the transfer of related customer receivables. As such, our associated cost of funding is now part of the gain on sale of the receivables and is recorded within other revenue.
Depreciation and amortization expenses increased $0.9 million for the second quarter of 2019 and $1.7 million for the first half of 2019 as compared to the same periods in the prior year, resulting from higher depreciation expense on capitalized WEX Health internal-use software development costs and the acquisition of Discovery Benefits.
Other operating expenses
General and administrative expenses increased $4.2 million for the second quarter of 2019 and $5.2 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits.
Sales and marketing increased $3.1 million for the second quarter of 2019 and $4.4 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits and an increase in WEX Health personnel-related costs.
Depreciation and amortization increased $5.4 million for the second quarter of 2019 and $7.0 million for the first half of 2019 as compared to the same periods in the prior year, due primarily to amortization of customer relationship intangible assets obtained in the Discovery Benefits acquisition.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Other operating expenses
General and administrative	$37,552	$18,568	$18,984	102%	$65,538	$39,642	$25,896	65%
Sales and marketing	$—	$30	$(30)	(100)%	$—	$45	$(45)	(100)%
Depreciation and amortization	$489	$358	$131	37%	$1,023	$890	$133	15%
General and administrative expenses increased $19.0 million for the second quarter of 2019 and $25.9 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to higher professional fees and integration costs attributed to recently completed acquisitions, debt restructuring costs incurred as part of our 2019 debt amendments, increase in stock-based compensation resulting from Company performance and costs incurred to remediate material weaknesses identified during the prior year.
Other unallocated corporate expenses were not material to the Company’s operations for both the three and six months ended June 30, 2019 and 2018.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Financing interest expense	$(35,638)	$(25,505)	$(10,133)	40%	$(66,750)	$(52,842)	$(13,908)	26%
Net foreign currency gain (loss)	$6,665	$(26,734)	$33,399	NM	$2,780	$(26,344)	$29,124	NM
Net unrealized (loss) gain on financial instruments	$(21,516)	$2,706	$(24,222)	NM	$(33,428)	$16,214	$(49,642)	NM
Income taxes	$12,397	$12,325	$72	1%	$18,215	$30,074	$(11,859)	(39)%
Net income from non-controlling interests	$324	$142	$182	128%	$398	$843	$(445)	(53)%
Accretion of non-controlling interest	$(17,720)	$—	$(17,720)	NM	$(17,720)	$—	$(17,720)	NM
NM - not meaningful
Financing interest expense for the second quarter of 2019 increased $10.1 million for the second quarter of 2019 and $13.9 million for the first half of 2019 as compared to the same periods in the prior year, primarily due to additional debt balances outstanding following our 2019 debt amendments, which were primarily used to fund the acquisitions of Noventis and Discovery Benefits, and higher average interest rates.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency gains of $6.7 million in the second quarter of 2019 and $2.8 million in the first half of 2019, due primarily to favorability on intercompany transactions resulting from a strengthening of the Euro against the British Pound. During the three and six months ended June 30, 2018, the Company incurred foreign currency losses resulting from the weakening of three of the major foreign currencies in which we transact, the Euro, British pound and Brazilian real.
Net unrealized gain on financial instruments decreased $24.2 million for the second quarter of 2019 and $49.6 million for the first half of 2019, as compared to the same periods in the prior year, primarily due to a decrease in the LIBOR forward yield curve. During the three and six months ended June 30, 2018, the Company benefited from increases in the yield curve.
Our effective tax rate was 28.0 percent and 27.5 percent for the second quarter and first half of 2019 as compared to 24.2 percent and 24.8 percent as compared to the same periods in the prior year. The increase in our tax rate was primarily due to the jurisdictional earnings mix, increase in unrecognized tax benefits and lower tax benefits related to employee stock-based compensation.
Net income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for both the three and six months ended June 30, 2019 and 2018.

During the second quarter of 2019, the accretion of the non-controlling interest in the US Health business was $17.7 million resulting from an adjustment to redemption value as calculated per the acquisition agreement.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.
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

•
Other costs includes other immaterial costs that the Company has incurred and are non-operational and non-recurring. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations and remediate the prior year material weaknesses.

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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to shareholders	$13,807	$38,424	$29,941	$90,394
Unrealized loss (gain) on financial instruments	21,516	(2,706)	33,428	(16,214)
Net foreign currency remeasurement (gain) loss	(6,665)	26,734	(2,780)	26,344
Acquisition-related intangible amortization	39,814	34,921	73,702	70,157
Other acquisition and divestiture related items	7,017	619	16,797	1,256
Stock-based compensation	14,992	6,905	25,434	15,860
Other costs	4,746	630	7,501	6,301
Debt restructuring and debt issuance cost amortization	8,453	2,607	14,949	9,299
ANI adjustments attributable to non-controlling interests	17,298	(186)	16,725	(538)
Tax related items	(21,342)	(17,990)	(41,237)	(30,883)
Adjusted net income attributable to shareholders	$99,636	$89,958	$174,460	$171,976
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Uses of cash(1)
• Borrowings on our 2016 Credit Agreement • Deposits • Borrowed federal funds • Participation debt • Accounts receivable factoring and securitization arrangements	• Payments on our 2016 Credit Agreement • Payments on maturities and withdrawals of brokered deposits • Payments on borrowed federal funds • Working capital needs of the business • Capital expenditures
(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes, amounts due as part of our tax receivable agreement and various facilities lease agreements.
The table below summarizes our cash activities:

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows provided by (used for) operating activities	$79,406	$(66,666)
Cash flows used for investing activities	$(624,911)	$(37,385)
Cash flows provided by (used for) financing activities	$892,308	$(68,181)
Operating Activities
We fund a customer’s entire receivable as part of fleet and travel payment processing transactions, while the revenue generated by these transactions is only a small percentage of that amount. Consequently, cash flows from operations are impacted significantly by changes in accounts receivable and accounts payable balances, which directly impact our capital resource requirements.
Cash provided by operating activities for the six months ended June 30, 2019 increased $146.1 million as compared to the same period in the prior year, resulting from an increase in accounts payable in excess of the increase in accounts receivable primarily due to a factoring arrangement in which the Company retains the merchant payable and sells the related accounts receivable. This arrangement was in place during the six months ended June 30, 2019, but not in place during in the same period of the prior year.

Investing Activities
Cash used for investing activities for the six months ended June 30, 2019 increased $587.5 million as compared to the same period in the prior year, resulting from $571.6 million of payments made for acquisitions.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 increased $960.5 million as compared to the same period in the prior year, primarily due to higher overall borrowings in connection with funding the acquisitions and raising deposits in order to fund asset growth.
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
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the principal amount of $300.0 million. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.
On May 17, 2019, the Company entered into a Sixth Amendment to the 2016 Credit Agreement, which provided additional tranche B term loans in the principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 2026. Amounts due under the revolving credit facility and tranche A term loans of the 2016 Credit Agreement mature in July 2023. Prior to maturity, amounts borrowed under the tranche A and tranche B term loan facilities will be reduced by mandatory quarterly payments of $12.5 million and $3.7 million, respectively.
See Part I – Item 1 – Note 9, Financing and Other Debt, in this report and Part I – Item 1 – Note 15, Financing and Other Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2018 for further information regarding the 2016 Credit Agreement.
Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”); (ii) contractual arrangements with brokerage firms for both certificate of deposit and money market deposit products (“brokered deposits”); and (iii) a listing service that provides certificates of deposit with financial institutions (“institutional deposits”). Customer deposits are generally non-interest bearing, while brokered deposits are issued at variable rates based on LIBOR or the Federal Funds rate and institutional deposits contain varying terms.
Deposits are classified based on their contractual maturities, which are explicitly stated for certificates of deposit. While brokered money market deposits may be withdrawn by the holder at any time, the allowed number of transactions is limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances.
As of June 30, 2019 and December 31, 2018 we had $1,588.4 million and $1,272.7 million in deposits with original maturities ranging from 6 months to 5 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $334.0 million and $309.0 million as of June 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings as of June 30, 2019 and December 31, 2018.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	June 30, 2019			December 31, 2018
(In thousands)	Amounts Available	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$130,000	$7,499	$122,501	$130,000	$64,849	$65,151
Long-term debt, net(b)	50,000	50,000	—	50,000	50,000	—
	$180,000	$57,499	$122,501	$180,000	$114,849	$65,151

Average interest rate		4.67%			4.30%
(a) Amounts outstanding under an agreement terminating on December 27, 2019.
(b) Amounts outstanding under an agreement terminating on August 31, 2020.
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
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2019, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
At June 30, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 4.6 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility. As of June 30, 2019, we maintained interest rate swap contracts that are intended to fix the future interest payments associated with $1.5 billion of our variable rate borrowings at between 1.108 percent and 2.425 percent.
Foreign Currency Exchange Risk
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
Undistributed Earnings
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $79.5 million and $64.9 million as of June 30, 2019 and December 31, 2018, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of June 30, 2019, we had posted letters of credit totaling approximately $50.5 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2018.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of June 30, 2019. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
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
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2019, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

•
We did not have control activities that were designed and operating effectively at our Brazilian subsidiary as evidenced by: (i) reconciliation of balance sheet accounts not being prepared consistently, (ii) lack of precision in review controls to identify all potential errors, and (iii) lack of oversight and approval of journal entries.

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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts on the material weakness identified above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2019. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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

We did not purchase any shares of our common stock during the quarter ended June 30, 2019. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of June 30, 2019.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2019, File No. 001-32426)
	10.1	WEX INC. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019, File No. 001-32426)
10.2
Sixth Amendment to Credit Agreement, dated as of May 17, 2019, by and among WEX INC., the subsidiaries of WEX INC. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2019, File No. 001-32426)

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

WEX INC.

August 9, 2019	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)