Form 10-Q
period 2019-09-30
WEX Inc.
filed 2019-11-08
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 31, 2019 was 43,289,614.

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

Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a special purpose entity consolidated by the Company
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Discovery Benefits (or “DBI”)	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Go Fuel Card	A European Fleet business acquired from EG Group on July 1, 2019
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million notes with a 4.75 percent fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
Pavestone Capital or (“Pavestone”)	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payments processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for total purchase
Payment solutions purchase volume	All WEX issued transactions in our Travel and Corporate Solutions segment that use the Company’s corporate card products and virtual card products
PPG	Price per gallon of fuel
Purchase volume	Total dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, the expense associated with stock-based compensation, restructuring and other costs, impairment charges, debt restructuring costs and unallocated corporate expenses.

Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
U.S. Health business	WEX Health and DBI, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of DBI

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Payment processing revenue	$224,756	$182,871	$626,380	$530,063
Account servicing revenue	109,205	78,748	303,183	236,168
Finance fee revenue	66,382	57,673	175,667	158,107
Other revenue	59,620	67,325	178,416	187,105
Total revenues	459,963	386,617	1,283,646	1,111,443
Cost of services
Processing costs	98,296	81,190	288,896	231,761
Service fees	14,905	13,818	43,348	39,847
Provision for credit losses	14,847	22,549	47,470	50,411
Operating interest	11,508	10,268	31,765	28,281
Depreciation and amortization	26,123	19,013	68,206	60,058
Total cost of services	165,679	146,838	479,685	410,358
General and administrative	65,423	51,126	206,075	154,148
Sales and marketing	73,689	54,611	210,639	168,849
Depreciation and amortization	36,861	29,054	105,264	88,817
Impairment charge	—	2,424	—	2,424
Operating income	118,311	102,564	281,983	286,847
Financing interest expense	(34,549)	(25,718)	(101,299)	(78,560)
Net foreign currency loss	(16,528)	(1,094)	(13,748)	(27,438)
Net unrealized (loss) gain on financial instruments	(5,650)	2,157	(39,078)	18,371
Income before income taxes	61,584	77,909	127,858	199,220
Income taxes	19,137	21,305	37,352	51,379
Net income	42,447	56,604	90,506	147,841
Less: Net (loss) income from non-controlling interests	(631)	(40)	(233)	803
Net income attributable to WEX Inc.	$43,078	$56,644	$90,739	$147,038
Accretion of non-controlling interest	(28,459)	—	(46,179)	—
Net income attributable to shareholders	$14,619	$56,644	$44,560	$147,038

Net income attributable to shareholders per share:
Basic	$0.34	$1.31	$1.03	$3.41
Diluted	$0.33	$1.30	$1.02	$3.38
Weighted average common shares outstanding:
Basic	43,349	43,191	43,300	43,141
Diluted	43,811	43,615	43,715	43,558
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$42,447	$56,604	$90,506	$147,841
Foreign currency translation	(15,333)	(6,092)	(15,317)	(17,574)
Comprehensive income	27,114	50,512	75,189	130,267
Less: Comprehensive (loss) income attributable to non-controlling interests	(1,052)	(109)	(681)	540
Comprehensive income attributable to WEX Inc.	$28,166	$50,621	$75,870	$129,727
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$531,410	$541,498
Restricted cash	139,785	13,533
Accounts receivable (net of allowances of $49,265 in 2019 and $46,948 in 2018)	3,181,272	2,584,203
Securitized accounts receivable, restricted	119,134	109,871
Prepaid expenses and other current assets	82,857	149,021
Total current assets	4,054,458	3,398,126
Property, equipment and capitalized software (net of accumulated depreciation of $345,324 in 2019 and $307,750 in 2018)	207,647	187,868
Goodwill	2,436,411	1,832,129
Other intangible assets (net of accumulated amortization of $621,588 in 2019 and $509,055 in 2018)	1,615,206	1,034,194
Investment securities	30,458	24,406
Deferred income taxes, net	12,713	9,643
Other assets	184,413	284,229
Total assets	$8,541,306	$6,770,595
Liabilities and Stockholders’ Equity
Accounts payable	$1,224,737	$814,742
Accrued expenses	305,855	312,268
Restricted cash payable	139,785	13,533
Short-term deposits	1,158,643	927,444
Short-term debt, net	196,586	216,517
Other current liabilities	87,708	27,067
Total current liabilities	3,113,314	2,311,571
Long-term debt, net	2,700,649	2,133,923
Long-term deposits	416,295	345,231
Deferred income taxes, net	205,677	151,685
Other liabilities	107,183	32,261
Total liabilities	6,543,118	4,974,671
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	146,218	—
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,717 issued in 2019 and 47,557 in 2018; 43,289 shares outstanding in 2019 and 43,129 in 2018	477	475
Additional paid-in capital	661,696	593,262
Retained earnings	1,484,753	1,481,593
Accumulated other comprehensive loss	(132,160)	(117,291)
Treasury stock at cost; 4,428 shares in 2019 and 2018	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,842,424	1,785,697
Non-controlling interest	9,546	10,227
Total stockholders’ equity	1,851,970	1,795,924
Total liabilities and stockholders’ equity	$8,541,306	$6,770,595
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	47,557	$475	$593,262	$1,481,593	$(117,291)	$(172,342)	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustments of redeemable non-controlling interest	—	—	41,400	(41,400)	—	—	—	—
Foreign currency translation	—	—	—	—	4,409	—	(38)	4,371
Net income	—	—	—	16,134	—	—	74	16,208
Balance at March 31, 2019	47,674	$476	$635,046	$1,456,327	$(112,882)	$(172,342)	$10,263	$1,816,888
Stock issued	27	1	1,875	—	—	—	—	1,876
Share repurchases for tax withholdings	—	—	(135)	—	—	—	—	(135)
Stock-based compensation expense	—	—	15,158	—	—	—	—	15,158
Adjustments of redeemable non-controlling interest	—	—	—	(17,720)	—	—	—	(17,720)
Foreign currency translation	—	—	—	—	(4,366)	—	11	(4,355)
Net income	—	—	—	31,527	—	—	324	31,851
Balance at June 30, 2019	47,701	$477	$651,944	$1,470,134	$(117,248)	$(172,342)	$10,598	$1,843,563
Stock issued	16	—	1,198	—	—	—	—	1,198
Share repurchases for tax withholdings	—	—	(181)	—	—	—	—	(181)
Stock-based compensation expense	—	—	8,735	—	—	—	—	8,735
Adjustments of redeemable non-controlling interest	—	—	—	(28,459)	—	—	—	(28,459)
Foreign currency translation	—	—	—	—	(14,912)	—	(421)	(15,333)
Net income	—	—	—	43,078	—	—	(631)	42,447
Balance at September 30, 2019	47,717	$477	$661,696	$1,484,753	$(132,160)	$(172,342)	$9,546	$1,851,970

See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-Controlling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	47,352	$473	$569,319	$1,312,660	$(89,230)	$(172,342)	$9,220	$1,630,100
Cumulative-effect adjustment[1]	—	—	—	638	—	—	—	638
Balance at January 1, 2018	47,352	$473	$569,319	$1,313,298	$(89,230)	$(172,342)	$9,220	$1,630,738
Stock issued	148	2	574	—	—	—	—	576
Share repurchases for tax withholdings	—	—	(11,810)	—	—	—	—	(11,810)
Stock-based compensation expense	—	—	8,955	—	—	—	—	8,955
Foreign currency translation	—	—	—	—	1,403	—	290	1,693
Net income	—	—	—	51,970	—	—	701	52,671
Balance at March 31, 2018	47,500	$475	$567,038	$1,365,268	$(87,827)	$(172,342)	$10,211	$1,682,823
Stock issued	14	—	875	—	—	—	—	875
Share repurchases for tax withholdings	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,905	—	—	—	—	6,905
Foreign currency translation	—	—	—	—	(12,691)	—	(484)	(13,175)
Net income	—	—	—	38,425	—	—	142	38,567
Balance at June 30, 2018	47,514	$475	$574,818	$1,403,693	$(100,518)	$(172,342)	$9,869	$1,715,995
Stock issued	14	—	794	—	—	—	—	794
Share repurchases for tax withholdings	—	—	(362)	—	—	—	—	(362)
Stock-based compensation expense	—	—	8,797	—	—	—	—	8,797
Foreign currency translation	—	—	—	—	(6,023)	—	(69)	(6,092)
Net income	—	—	—	56,644	—	—	(40)	56,604
Balance at September 30, 2018	47,528	$475	$584,047	$1,460,337	$(106,541)	$(172,342)	$9,760	$1,775,736
1 Includes the impact of the Company’s modified retrospective adoption as part of Topic 606.
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$90,506	$147,841
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss	43,618	3,871
Stock-based compensation	33,596	24,657
Depreciation and amortization	173,470	148,875
Debt restructuring and debt issuance cost amortization	7,561	7,717
Provision for deferred taxes	5,842	20,356
Provision for credit losses	47,470	50,411
Impairment charge	—	2,424
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(589,127)	(663,936)
Prepaid expenses and other current and other long-term assets	30,856	116,043
Accounts payable	412,700	341,548
Accrued expenses and restricted cash payable	(15,208)	(5,385)
Income taxes	(15,020)	7,402
Other current and other long-term liabilities	(14,170)	(8,411)
Amounts due under tax receivable agreement	(6,859)	(5,727)
Net cash provided by operating activities	205,235	187,686
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(79,095)	(53,416)
Acquisitions, net of cash acquired	(838,006)	—
Purchase of equity investment	—	(2,617)
Purchases of investment securities	(5,430)	(1,627)
Maturities of investment securities	219	181
Net cash used for investing activities	(922,312)	(57,479)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(10,039)	(12,172)
Proceeds from stock option exercises	3,479	2,245
Net change in deposits	297,957	(28,485)
Net activity on other debt	(85,750)	(44,201)
Borrowings on revolving credit facility	1,267,704	1,219,693
Repayments on revolving credit facility	(1,265,251)	(1,355,931)
Borrowings on term loans	688,991	178,000
Repayments on term loans	(48,177)	(26,971)
Debt issuance costs	(3,443)	(5,310)
Net change in securitized debt	(7,766)	(7,826)
Net cash provided by (used for) financing activities	837,705	(80,958)
Effect of exchange rates on cash, cash equivalents and restricted cash	(4,464)	(15,577)
Net change in cash, cash equivalents and restricted cash	116,164	33,672
Cash, cash equivalents and restricted cash, beginning of period	555,031	522,385
Cash, cash equivalents and restricted cash, end of period	$671,195	$556,057

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$1,602	$5,608

See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, filed with the SEC on March 18, 2019 and our Form 10–K/A filed with the SEC on March 20, 2019. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for any future periods or the year ending December 31, 2019.
In August 2018, the SEC issued an amendment to Rule 3–04 of Regulation S–X requiring both year-to-date information and subtotals for each interim period. We have elected to expand our analysis of changes in stockholders’ equity as of September 30, 2019 in statement form for each of the current and comparative quarter-to-date and year-to-date periods.
Effective in the first quarter of 2019, the Company modified the presentation of the unaudited condensed consolidated balance sheets to separately classify its restricted cash payable. The prior period has been reclassified to conform with this presentation, which did not result in a change to current liabilities.
We apply the same accounting policies in preparing our quarterly and annual financial statements, with the exception of the new leasing standard, which was required to be adopted January 1, 2019 (refer to Note 2, Recent Accounting Pronouncements).
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
The effects of the Revision on our unaudited condensed consolidated statements of income and cash flows were as follows:

	Three Months Ended September 30, 2018
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Total revenues	$382,690	$(614)	$4,541	$386,617
Processing costs	$79,580	$1,610	$—	$81,190
Provision for credit losses	$21,435	$1,114	$—	$22,549
General and administrative	$51,799	$—	$(673)	$51,126
Operating income	$100,688	$(3,338)	$5,214	$102,564
Income taxes	$18,751	$(1,779)	$4,333	$21,305
Net income	$57,282	$(1,559)	$881	$56,604
Net income attributable to shareholders	$57,322	$(1,559)	$881	$56,644

Net income attributable to shareholders per share
Basic	$1.33	$(0.04)	$0.02	$1.31
Diluted	$1.31	$(0.04)	$0.02	$1.30

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
(In thousands, except per share data)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Total revenues	$1,108,395	$(2,675)	$5,723	$1,111,443
Processing costs	$235,508	$(3,747)	$—	$231,761
Provision for credit losses	$46,930	$3,481	$—	$50,411
General and administrative	$155,720	$—	$(1,572)	$154,148
Operating income	$281,961	$(2,409)	$7,295	$286,847
Income taxes	$48,278	$(1,676)	$4,777	$51,379
Net income	$146,056	$(733)	$2,518	$147,841
Net income attributable to shareholders	$145,253	$(733)	$2,518	$147,038

Net income attributable to shareholders per share
Basic	$3.37	$(0.02)	$0.06	$3.41
Diluted	$3.33	$(0.02)	$0.06	$3.38

	Nine Months Ended September 30, 2018
(In thousands)	As Previously Reported	Brazil Adjustments	Other Immaterial Adjustments	As Revised
Net cash provided by operating activities	$183,133	$—	$4,553	$187,686
Cash, cash equivalents and restricted cash, beginning of period	$526,938	$—	$(4,553)	$522,385

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the nine months ended September 30, 2019 and recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Nine Months Ended September 30, 2019
ASU 2016–02	This standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.	The Company adopted ASU 2016–02 effective January 1, 2019, using the modified retrospective approach and all practical expedients permitted under the transition guidance.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016–02, Leases (Topic 842), which requires leases with a duration greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities.
We adopted the new standard using the modified retrospective approach and have elected the package of practical expedients permitted under the transition guidance, but have not utilized the hindsight practical expedient for expired or existing contracts. Therefore, we carried forward our historical determination of (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. Additionally, we elected the practical expedients, which allowed us to (i) not perform an allocation of lease and non-lease components for real estate leases, (ii) continue to account for short-term leases under Topic 840 and (iii) utilize our incremental borrowing rate (“IBR”), rather than the rate implicit in each lease, to calculate the present value of the remaining lease payments. As such, the unaudited condensed consolidated financial statements for the period ended September 30, 2019 are presented under the new standard, while comparative periods presented continue to be reported in accordance with Topic 840.
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

Not Yet Adopted as of September 30, 2019
ASU 2016–13
This standard requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses will be based on historical experience, current conditions and reasonable and supportable forecasts that impact the collectability of the reported amount.
The standard is effective January 1, 2020.
The current expected credit loss model outlined in the ASU differs from existing US GAAP as it is based on expected rather than incurred losses. The standard requires a cumulative effect of initial application to be recognized in retained earnings at the date of initial application.

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
The following tables disaggregate our consolidated revenue:

	Three Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$125,288	$85,128	$14,340	$224,756
Account servicing revenue	7,165	10,717	56,451	74,333
Other revenue	19,851	690	7,243	27,784
Total Topic 606 revenues	$152,304	$96,535	$78,034	$326,873

Non-Topic 606 revenues
Account servicing revenue	$34,872	$—	$—	$34,872
Finance fee revenue	65,818	645	(81)	66,382
Other revenue	24,532	1,948	5,356	31,836
Total non-Topic 606 revenues	$125,222	$2,593	$5,275	$133,090

Total revenues	$277,526	$99,128	$83,309	$459,963

	Three Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$116,023	$54,345	$12,503	$182,871
Account servicing revenue	6,920	9,120	26,818	42,858
Other revenue	11,721	1,063	6,359	19,143
Total Topic 606 revenues	$134,664	$64,528	$45,680	$244,872

Non-Topic 606 revenues
Account servicing revenue	$35,890	$—	$—	$35,890
Finance fee revenue	51,644	670	5,359	57,673
Other revenue	27,371	17,612	3,199	48,182
Total non-Topic 606 revenues	$114,905	$18,282	$8,558	$141,745

Total revenues	$249,569	$82,810	$54,238	$386,617

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$353,413	$222,399	$50,568	$626,380
Account servicing revenue	20,601	32,019	148,382	201,002
Other revenue	56,446	2,488	21,018	79,952
Total Topic 606 revenues	$430,460	$256,906	$219,968	$907,334

Non-Topic 606 revenues
Account servicing revenue	$102,181	$—	$—	$102,181
Finance fee revenue	174,067	1,498	102	175,667
Other revenue	70,914	13,722	13,828	98,464
Total non-Topic 606 revenues	$347,162	$15,220	$13,930	$376,312

Total revenues	$777,622	$272,126	$233,898	$1,283,646

	Nine Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$335,896	$150,411	$43,756	$530,063
Account servicing revenue	20,770	27,584	80,545	128,899
Other revenue	39,288	3,386	19,775	62,449
Total Topic 606 revenues	$395,954	$181,381	$144,076	$721,411

Non-Topic 606 revenues
Account servicing revenue	$107,269	$—	$—	$107,269
Finance fee revenue	140,436	1,157	16,514	158,107
Other revenue	77,687	42,815	4,154	124,656
Total non-Topic 606 revenues	$325,392	$43,972	$20,668	$390,032

Total revenues	$721,346	$225,353	$164,744	$1,111,443

The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the three and nine months ended September 30, 2019 and 2018.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	September 30, 2019	December 31, 2018
Receivables[1]	Accounts receivable, net	$43,476	$32,949
Contract assets	Prepaid expenses and other current assets	$4,064	$3,819
Contract assets	Other assets	$19,514	$19,232
Contract liabilities	Other current liabilities	$3,402	$7,612
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders, who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606.
In the three and nine months ended September 30, 2019, we recognized revenue of $3.8 million and $10.2 million related to contract liabilities. In the three and nine months ended September 30, 2018, we recognized revenue of $2.9 million and $8.2 million related to contract liabilities.
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of September 30, 2019 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	Remaining 2019	2020	2021	2022	2023	2024	Total
Minimum monthly fees[1]	$16,164	$45,053	$26,797	$14,950	$4,449	$902	$108,315
Professional services[2]	4,619	4,637	—	—	—	—	9,256
Total remaining performance obligations	$20,783	$49,690	$26,797	$14,950	$4,449	$902	$117,571
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

Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio from a third party for approximately $223.4 million. During 2018, the consideration paid consisted of approximately $162.8 million to acquire the customer portfolio and a deposit of $38.9 million was paid into escrow for a portion of the outstanding accounts receivable at the date of agreement. The actual amount of accounts receivable purchased from the third party during the second quarter of 2019 was less than the amount deposited in escrow and the Company expects to receive the excess funds from the escrow agent in the fourth quarter of 2019.
As of December 31, 2018, the deposit related to the customer portfolio was recorded within other assets, while the deposit for the purchase of customer receivables was recorded in prepaid expenses and other current assets. During the second quarter of 2019, the Company determined that it obtained control of the customer portfolio and accounted for this transaction under the asset acquisition method of accounting. At that time, we allocated approximately $168 million of consideration paid to a customer relationship intangible asset and established the accounts receivable at fair value.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2019, the customer relationship and acquired customer receivables were recorded within other intangible assets and accounts receivable, respectively, on our unaudited condensed consolidated balance sheet. This customer relationship intangible asset is being amortized over the 13 year term of the Chevron agreement, which has been determined to be the period of anticipated benefit and began when the Company took possession of the customer portfolio during the second quarter of 2019.
Transaction costs related to the acquisition were insignificant and expensed as incurred.
Business Acquisitions

Acquisition-related costs on completed business combinations were $2.4 million and $11.3 million for the three and nine months ended September 30, 2019 and immaterial for the same periods of 2018.
Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, including $50 million payable in January 2020, which is recorded in other current liabilities. The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 12, Redeemable Non-Controlling Interest, for further information.
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
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Cash consideration, net of $125,865 in cash and restricted cash acquired	$250,191
Fair value of redeemable non-controlling interest	100,000
Deferred cash consideration	50,000
Total consideration, net of cash and restricted cash acquired	$400,191
Less:
Accounts receivable	10,722
Property and equipment	4,904
Customer relationships(a)(d)	213,600
Developed technologies(b)(d)	38,900
Trademarks and trade names(c)(d)	13,800
Other assets	13,601
Accounts payable	(3,071)
Accrued expenses	(7,563)
Restricted cash payable	(125,346)
Deferred income taxes	(22,200)
Other liabilities	(9,814)
Recorded goodwill	$272,658
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 5.4 years.
(c) Weighted average life - 7.3 years.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.0 years.
Since the acquisition date through September 30, 2019, DBI has contributed $65.6 million in total revenues, and the amount of income before income taxes contributed to Company operations was $4.7 million.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration is $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2019.
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
Since the acquisition date through September 30, 2019, Noventis has contributed $31.8 million in total revenues, and the amount of income before income taxes contributed to Company operations was $5.0 million.
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash on hand, has been accounted for as a business combination. Pavestone complements our existing factoring business and as a result the purchase price is primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.5 million, $14.9 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes.
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
Go Fuel Card
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). This acquisition, which was funded with cash on hand, was accounted for as a business combination. The acquisition strengthens our position in the European market, grows our existing customer base and reduces our sensitivity to retail fuel prices, resulting in the recording of goodwill. The goodwill associated with the acquisition of Go Fuel Card is deductible for tax purposes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Total consideration	$266,044

Less:
Accounts receivable	5,589
Network relationships(a) (d)	112,893
Customer relationships(b)(d)	33,963
Brand name(c) (d)	442
Deposits	(5,169)
Accrued expenses	(420)
Recorded goodwill	$118,746
(a) Weighted average life - 10.1 years.
(b) Weighted average life - 5.0 years.
(c) Weighted average life - 1.0 year.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 8.9 years.
Since the acquisition date through September 30, 2019, Go Fuel Card has contributed $5.0 million in total revenues, and the amount of loss before income taxes contributed to Company operations was $5.8 million. No pro forma information has been included in these financial statements as the operations of Go Fuel Card for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
2019 Business Acquisitions
The Company has not finalized the purchase accounting for Discovery Benefits, Noventis, Pavestone or Go Fuel Card and is currently evaluating the tax basis and allocation of the net assets acquired. Additionally, the Company is performing valuations of intangible assets acquired in certain of the business combinations. The preliminary estimates could change significantly upon completion of these valuations.
Pro Forma Supplemental Information
The pro forma information below gives effect to the Discovery Benefits and Noventis acquisitions as if they had been completed on January 1, 2018. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and interest expense associated with the incremental borrowings under the 2016 Credit Agreement used to fund the acquisitions and related income tax results. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2018.
The following represents unaudited pro forma operational results as if the acquisitions had occurred January 1, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$459,963	$414,723	$1,302,752	$1,193,957
Net income attributable to shareholders	$19,178	$49,546	$53,213	$125,823
Net income attributable to shareholders per share:
Basic	$0.44	$1.15	$1.23	$2.92
Diluted	$0.44	$1.14	$1.22	$2.89

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Accounts Receivable
In general, the Company’s trade accounts receivable provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets, which are subject to interest charges based on the revolving balance not paid in full. The Company had approximately $66.8 million and $18.9 million in receivables with revolving credit balances as of September 30, 2019 and December 31, 2018, respectively. The increase in revolving credit balances during the nine months ended September 30, 2019 was due to the onboarding of a customer portfolio.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at September 30, 2019 or December 31, 2018. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2019	December 31, 2018
29 days or less past due	96%	95%
59 days or less past due	97%	98%

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
The following table presents changes in the accounts receivable allowances:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Balance, beginning of year	$46,948	$33,387
Provision for credit losses	47,470	50,411
Other[1]	18,382	14,408
Charge-offs	(69,864)	(58,532)
Recoveries of amounts previously charged-off	7,149	5,439
Currency translation	(820)	(349)
Balance, end of period	$49,265	$44,764

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to shareholders	$14,619	$56,644	$44,560	$147,038

Weighted average common shares outstanding – Basic	43,349	43,191	43,300	43,141
Dilutive impact of share-based compensation awards	462	424	415	417
Weighted average common shares outstanding – Diluted	43,811	43,615	43,715	43,558

For the three and nine months ended September 30, 2019 and 2018, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2018, we had four interest rate swap contracts in effect with a collective notional amount at inception of $1.0 billion, with maturity dates from December 30, 2020 to December 31, 2022, at interest rates between 1.108 percent and 2.212 percent. On March 12, 2019, the Company entered into three additional interest rate swap contracts.
The following table presents relevant information for the interest rate swap agreements entered into during the nine months ended September 30, 2019:

	Tranche A	Tranche B	Tranche C
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000
Maturity date	3/12/2022	3/12/2022	3/12/2023
Fixed interest rate	2.41750%	2.42500%	2.41325%

As of September 30, 2019, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.4 billion of outstanding borrowings under our 2016 Credit Agreement.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2019	2018	2019	2018
Interest rate swap agreements – unrealized portion	Net unrealized (loss) gain on financial instruments	$(5,834)	$2,340	$(39,903)	$19,792
Interest rate swap agreements – realized portion	Financing interest income	$1,355	$1,866	$5,613	$3,542
See Note 11, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

8.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 19, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table presents the composition of deposits, which are classified based on their contractual maturities:

(In thousands)	September 30, 2019	December 31, 2018
Interest-bearing brokered money market deposits(a)	$275,970	$283,790
Customer deposits	121,849	138,072
Certificates of deposit with maturities within 1 year(a)(b)	760,824	505,582
Short-term deposits	1,158,643	927,444
Certificates of deposit with maturities greater than 1 year and less than 5 years(a)(b)	416,295	345,231
Total deposits	$1,574,938	$1,272,675

Weighted average cost of funds on certificates of deposit outstanding	2.40%	2.36%
Weighted average cost of interest-bearing brokered money market deposits	2.19%	2.49%
(a) As of September 30, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(b) Original maturities range from 2 months to 5 years, with interest rates ranging from 1.70 percent to 3.52 percent as of September 30, 2019. At December 31, 2018, original maturities ranged from 6 months to 5 years with interest rates ranging from 1.30 percent to 3.52 percent.
In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. The required reserve was $12.5 million and $11.1 million at September 30, 2019 and December 31, 2018, respectively.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at September 30, 2019 and December 31, 2018.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

(In thousands)	September 30, 2019	December 31, 2018
Tranche A term loan	936,190	423,637
Tranche B term loan	1,460,718	1,321,447
Term loans under 2016 Credit Agreement(a)	2,396,908	1,745,084
Notes outstanding(a)	400,000	400,000
Securitized debt	94,921	106,872
Participation debt	44,265	114,849
WEX Latin America debt	817	16,242
Total gross debt	$2,936,911	$2,383,047
(a) See Note 11, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	September 30, 2019	December 31, 2018
Current portion of gross debt	$204,613	$223,241
Less: Unamortized debt issuance costs	(8,027)	(6,724)
Short-term debt, net	$196,586	$216,517

Long-term portion of gross debt	$2,732,298	$2,159,806
Less: Unamortized debt issuance costs	(31,649)	(25,883)
Long-term debt, net	$2,700,649	$2,133,923

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$51,310	$53,514
Remaining borrowing capacity on revolving credit facility(c)	$718,690	$666,486
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
As of December 31, 2018, the 2016 Credit Agreement, provided for a secured tranche A term loan in an original principal amount of $480.0 million, a secured tranche B term loan in an original principal amount of $1,335.0 million and a $720.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries.
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the original principal amount of $300 million. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.
On May 17, 2019, the Company entered into a Sixth Amendment to the 2016 Credit Agreement, which provided additional tranche B term loans in the original principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 2026. Amounts due under the revolving credit facility and tranche A term loans of the 2016 Credit Agreement mature in July 2023. Prior to maturity, amounts borrowed under the tranche A and tranche B term loan facilities will be reduced by mandatory quarterly payments of $12.5 million and $3.7 million, respectively.
The revolving loans and tranche A term loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B term loans bear interest at a variable rate plus a margin equal to 2.25 percent for base rate loans and 1.25 percent for eurocurrency rate loans. As of September 30, 2019 and December 31, 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.2 percent and 4.7 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
The Company accounted for the January 2019 amendment to the 2016 Credit Agreement as a debt modification. The Company accounted for the May 2019 amendment to the 2016 Credit Agreement as both a debt modification and extinguishment, and consequently recorded a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company incurred and expensed $10.6 million of third party costs associated with the January and May 2019 debt amendments, which are classified within general and administrative expenses in our unaudited condensed consolidated statements of income. During the nine months ended September 30, 2019, the Company incurred and capitalized lender costs of $3.4 million associated with the January 2019 debt amendment and a debt discount of $11.0 million associated with the May 2019 debt amendment. These costs are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2018, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of September 30, 2019, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both September 30, 2019 and December 31, 2018, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year.
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
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.98 percent and 2.89 percent as of September 30, 2019 and December 31, 2018, respectively. The Company had $73.4 million and $87.0 million of securitized debt under this facility as of September 30, 2019 and December 31, 2018, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 1.06 percent and 0.98 percent as of September 30, 2019 and December 31, 2018, respectively. The Company had $21.5 million and $18.0 million of securitized debt under this facility as of September 30, 2019 and December 31, 2018, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table provides the amounts outstanding under the participation debt agreements in place:

	September 30, 2019			December 31, 2018
(In thousands)	Amounts Available	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$180,000	$44,265	$135,735	$130,000	$64,849	$65,151
Long-term debt, net(a)	—	—	—	50,000	50,000	—
	$180,000	$44,265	$135,735	$180,000	$114,849	$65,151

Average interest rate		4.47%			4.30%
(a) Amounts outstanding under agreements terminating on December 27, 2019 and August 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $334.0 million and $309.0 million as of September 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings as of September 30, 2019 and December 31, 2018.
WEX Latin America Debt
WEX Latin America had debt of approximately $0.8 million and $16.2 million as of September 30, 2019 and December 31, 2018, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt. As of September 30, 2019 and December 31, 2018, the interest rate was 27.62 percent and 23.59 percent, respectively.

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
The Company sold approximately $156.0 million and $470.3 million of accounts receivable under this arrangement during the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018 the Company sold approximately $171.2 million and $532.1 million of accounts receivable, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the statements of cash flows. The loss on factoring was $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, and was recorded within cost of services. As of September 30, 2019 and December 31, 2018, the amount of outstanding transferred receivables in excess of the established credit limit was $0.4 million and $0.2 million, respectively. Charge-backs on balances in excess of the credit limit during the nine months ended September 30, 2019 and September 30, 2018 were insignificant.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold approximately $5.0 billion and $11.0 billion of accounts receivable under this arrangement during the three and nine months ended September 30, 2019, respectively. For both the three and nine months ended September 30, 2018, the Company sold approximately $1.3 billion of accounts receivable. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services, was $1.2 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, and $0.4 million for both the three and nine months ended September 30, 2018.
WEX Latin America Securitization of Receivables
During the second quarter of 2017, WEX Latin America entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary payment card product to an investment fund managed by an unrelated third-party financial institution. WEX Latin America holds a non-controlling equity interest in the investment fund. During the nine months ended September 30, 2019, the Company did not make equity contributions to the investment fund.
As of December 31, 2017 and through June 30, 2018, this securitization arrangement did not meet the derecognition conditions due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our balance sheet. During the nine months ended September 30, 2018, the Company recognized operating interest expense of $4.4 million under this financing arrangement.
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
During the three and nine months ended September 30, 2019, the Company sold $21.4 million and $57.0 million of receivables, respectively, and recognized a gain on sale of $4.8 million and $12.0 million, respectively. For both the three and nine months ended September 30, 2018, the Company sold $20.2 million of receivables and recognized a gain on sale of $3.2 million. The gain recognized consists of the difference between the sales price and the carrying value of the receivables and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded in operating activities in the statements of cash flows.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value:

(In thousands)	Fair Value Hierarchy	September 30, 2019	December 31, 2018
Financial Assets:
Money market funds(a)	1	$76,004	$71,228
Investment securities
Municipal bonds	2	$309	$404
Asset-backed securities	2	255	279
Mortgage-backed securities	2	177	260
Equity security measured at net asset value	NAV	5,000	—
Fixed-income mutual fund	1	24,717	23,463
Total investment securities		$30,458	$24,406
Executive deferred compensation plan trust(b)	1	$7,661	$6,398
Interest rate swaps(c)	2	$2,891	$17,994

Liabilities
Interest rate swaps(d)	2	$24,800	$—
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
The Notes outstanding had a fair value of $405.0 million and $392.0 million as of September 30, 2019 and December 31, 2018, respectively. The fair value of the Notes is based on market rates for the issuance of our debt and is classified as Level 2 in the fair value hierarchy.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both September 30, 2019 and December 31, 2018, the carrying value of the 2016 Credit Agreement approximated its fair value.
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
Subsequent remeasurement of the equity interest to fair value during the first quarter of 2019 resulted in an increase to redeemable non-controlling interest of $41.4 million and an offsetting decrease to retained earnings that did not impact earnings per share. During the nine months ended September 30, 2019, we recalculated the redeemable non-controlling interest using revenue multiples as defined by the acquisition agreement and described above, resulting in a $46.2 million increase to the redeemable non-controlling interest. The adjustment reduced both retained earnings and earnings per share attributable to shareholders for the nine months ended September 30, 2019. Subsequent increases or decreases in the redemption value of the non-controlling interest will be offset against retained earnings and impact earnings per share.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	Nine Months Ended September 30, 2019
Balance, beginning of period	$—
Acquisition of Discovery Benefits at fair value	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	41,400
Net income attributable to redeemable non-controlling interest	39
Accretion of non-controlling interest	46,179
Balance, end of period	$146,218

13.	Income Taxes
The Company’s effective tax rate was 31.1 percent and 29.2 percent for the three and nine months ended September 30, 2019, respectively, as compared to 27.3 percent and 25.8 percent for the three and nine months ended September 30, 2018, respectively. The increase in our tax rate was primarily due to the jurisdictional earnings mix and increase in the estimated valuation allowance related to the state net operating losses for the Company’s separate state filings.
While our accounting for the impact of the 2017 Tax Cut and Jobs Act as of December 31, 2018 was deemed to be complete, amounts recorded were based on prevailing regulations and available information as of December 31, 2018. Additional guidance issued by the Internal Revenue Service may continue to impact our recorded amounts after December 31, 2018.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $76.8 million and $64.9 million at September 30, 2019 and December 31, 2018, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability.

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
The following table presents supplemental balance sheet information related to our leases:

(In thousands)	Balance Sheet Location	September 30, 2019
Assets
Operating lease ROU assets	Other assets	$69,617
Liabilities
Current operating lease liabilities	Other current liabilities	12,469
Non-current operating lease liabilities	Other liabilities	69,567
Total lease liabilities		$82,036

The following table presents the weighted average remaining lease term and discount rate:

Operating leases	September 30, 2019
Weighted average remaining term (in years)	8.8
Weighted average discount rate	4.6%

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the maturities of our lease liabilities:

(In thousands)	September 30, 2019
Remaining 2019	$3,958
2020	15,501
2021	14,726
2022	12,888
2023	9,225
2024 and thereafter	44,264
Total lease payments	$100,562
Less: Imputed interest	18,526
Total lease obligations	$82,036
Less: Current portion of lease obligations	12,469
Long-term lease obligations	$69,567

In addition to the total lease obligations presented in the table above, we have a 14 year building operating lease with undiscounted payment obligations of $30.0 million that is expected to commence during 2020.
We recognized $4.1 million and $13.1 million of operating lease expense during the three and nine months ended September 30, 2019, respectively, which includes immaterial short-term leases and variable lease costs. These amounts are classified as general and administrative expense on our statements of income.
The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,234
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$8,388

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Significant commitments and contingencies as of September 30, 2019 are consistent with those discussed in Note 19, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2018.

16.	Stock–Based Compensation
The Company regularly grants equity awards under its stockholder-approved equity plans to certain employees and directors. The fair value of equity awards granted during the nine months ended September 30, 2019 and 2018 totaled $55.0 million and $34.8 million, respectively. The fair value of restricted stock units, deferred stock units and performance based restricted stock units is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

In the first quarter of 2015, the Company commenced a restructuring initiative as a result of its global review of operations. The Company identified certain initiatives to further streamline the business, improve efficiency and globalize operations, all with an objective to improve scale and increase profitability. The Company continued its efforts to improve overall operational efficiency and began a second restructuring initiative during the second quarter of 2016. In connection with the Electronic Funds Source, LLC acquisition, the Company initiated a third restructuring program in the third quarter of 2016. Total restructuring charges incurred to date under these initiatives, which primarily consisted of employee costs and office closure costs, were $27.1 million as of September 30, 2019.

During the nine months ended September 30, 2019, the Company continued its strategic shift related to its global restructuring initiatives, resulting in $2.3 million of charges related to severance. Restructuring charges were immaterial for the nine months ended September 30, 2018. Based on current plans, which are subject to change, the Company does not expect to incur any material charges under these initiatives in future periods.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$125,288	$85,128	$14,340	$224,756
Account servicing revenue	42,037	10,717	56,451	109,205
Finance fee revenue	65,818	645	(81)	66,382
Other revenue	44,383	2,638	12,599	59,620
Total revenues	$277,526	$99,128	$83,309	$459,963

Interest income	$825	$402	$449	$1,676

	Three Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$116,023	$54,345	$12,503	$182,871
Account servicing revenue	42,810	9,120	26,818	78,748
Finance fee revenue	51,644	670	5,359	57,673
Other revenue	39,092	18,675	9,558	67,325
Total revenues	$249,569	$82,810	$54,238	$386,617

Interest income	$1,092	$172	$4,513	$5,777

	Nine Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$353,413	$222,399	$50,568	$626,380
Account servicing revenue	122,782	32,019	148,382	303,183
Finance fee revenue	174,067	1,498	102	175,667
Other revenue	127,360	16,210	34,846	178,416
Total revenues	$777,622	$272,126	$233,898	$1,283,646

Interest income	$4,844	$1,209	$1,036	$7,089

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Revenues
Payment processing revenue	$335,896	$150,411	$43,756	$530,063
Account servicing revenue	128,039	27,584	80,545	236,168
Finance fee revenue	140,436	1,157	16,514	158,107
Other revenue	116,975	46,201	23,929	187,105
Total revenues	$721,346	$225,353	$164,744	$1,111,443

Interest income	$3,127	$715	$14,847	$18,689

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) debt restructuring costs; (iii) stock-based compensation; (iv) restructuring and other costs; (v) certain impairment charges and (vi) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.
The following table reconciles segment adjusted operating income to income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Segment adjusted operating income
Fleet Solutions	$133,348	$112,952	$348,900	$333,878
Travel and Corporate Solutions	47,356	39,377	122,581	99,074
Health and Employee Benefit Solutions	21,427	13,137	62,353	42,816
Total segment adjusted operating income	$202,131	$165,466	$533,834	$475,768

Reconciliation:
Total segment adjusted operating income	$202,131	$165,466	$533,834	$475,768
Less:
Unallocated corporate expenses	17,016	13,414	52,135	42,378
Acquisition-related intangible amortization	42,800	33,439	116,502	103,596
Other acquisition and divestiture related items	7,907	1,536	24,704	2,792
Debt restructuring costs	1,162	317	10,640	3,798
Stock-based compensation	9,522	9,799	34,956	25,659
Restructuring and other costs	5,413	1,973	12,914	8,274
Impairment charge	—	2,424	—	2,424
Operating income	118,311	102,564	281,983	286,847
Financing interest expense	(34,549)	(25,718)	(101,299)	(78,560)
Net foreign currency loss	(16,528)	(1,094)	(13,748)	(27,438)
Net unrealized (loss) gain on financial instruments	(5,650)	2,157	(39,078)	18,371
Income before income taxes	$61,584	$77,909	$127,858	$199,220

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2019, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2019
Total Capital to risk-weighted assets	$361,900	12.71%	$227,829	8.0%	$284,786	10.0%
Tier 1 Capital to average assets	$346,875	11.13%	$124,630	4.0%	$155,787	5.0%
Common equity to risk-weighted assets	$346,875	12.18%	$128,154	4.5%	$185,111	6.5%
Tier 1 Capital to risk-weighted assets	$346,875	12.18%	$170,872	6.0%	$227,829	8.0%
December 31, 2018
Total Capital to risk-weighted assets	$323,178	12.82%	$201,749	8.0%	$252,186	10.0%
Tier 1 Capital to average assets	$305,734	10.88%	$112,401	4.0%	$140,501	5.0%
Common equity to risk-weighted assets	$305,734	12.12%	$113,484	4.5%	$163,921	6.5%
Tier 1 Capital to risk-weighted assets	$305,734	12.12%	$151,312	6.0%	$201,749	8.0%

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
Summary
Below are selected items from the third quarter of 2019:

•
Average number of vehicles serviced increased 22 percent from the third quarter of 2018 to approximately 14.3 million for the third quarter of 2019, including the impact of two conversions of large North American oil portfolios.

•
Total fuel transactions processed in our Fleet Solutions segment increased 14 percent from the third quarter of 2018 to 162.2 million for the third quarter of 2019. Total payment processing transactions increased 15 percent to 135.2 million for the third quarter of 2019 as compared to the same period last year.

•	The average U.S. fuel price per gallon during the third quarter of 2019 was $2.80, an 8 percent decrease from the same period last year.

•
Our Travel and Corporate Solutions’ purchase volume grew to $11.5 billion for the third quarter of 2019, an increase of 20 percent from the same period last year, driven primarily by our Noventis acquisition and growth in our corporate payment products.

•
Our Health and Employee Benefit Solutions’ average number of U.S. SaaS accounts grew by approximately 2.0 million, an 18 percent increase from the same period in the prior year, due primarily to a strong 2019 open enrollment season.

•
Our effective tax rate was 31.1 percent for the third quarter of 2019 as compared to 27.3 percent in the same period last year. The increase in our tax rate was primarily due to the jurisdictional earnings mix and increase in the estimated valuation allowance related to the state net operating losses for the Company’s separate state filings.

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

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except per gallon data)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$125,288	$116,023	$9,265	8%	$353,413	$335,896	$17,517	5%
Account servicing revenue	42,037	42,810	(773)	(2)%	122,782	128,039	(5,257)	(4)%
Finance fee revenue	65,818	51,644	14,174	27%	174,067	140,436	33,631	24%
Other revenue	44,383	39,092	5,291	14%	127,360	116,975	10,385	9%
Total revenues	$277,526	$249,569	$27,957	11%	$777,622	$721,346	$56,276	8%

Key operating statistics
Payment processing revenue:
Payment processing transactions	135,236	117,680	17,556	15%	378,626	343,426	35,200	10%
Payment processing fuel spend	$9,737,591	$9,723,609	$13,982	—%	$27,955,406	$27,658,802	$296,604	1%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.80	$3.06	$(0.26)	(8)%	$2.80	$2.95	$(0.15)	(5)%
Net payment processing rate	1.29%	1.19%	0.10%	8%	1.26%	1.21%	0.05%	4%
(a) The impact of foreign currency exchange rate fluctuations decreased Fleet Solutions revenue by $1.6 million and $6.2 million in the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year.

Fleet Solutions revenue increased $28.0 million for the third quarter of 2019 and $56.3 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to higher late fee revenue, payment processing volumes and the acquisition of the Go Fuel Card business. Over half of the late fee and volume increases were due to the onboarding of two major North American oil portfolios. These favorable impacts were partly offset by lower average fuel prices in North America and the impact of foreign currency exchange rate fluctuations.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Finance income	$56,690	$41,645	$15,045	36%	$147,325	$112,716	$34,609	31%
Factoring fee revenue	9,128	9,999	(871)	(9)%	26,742	27,720	(978)	(4)%
Finance fee revenue	$65,818	$51,644	$14,174	27%	$174,067	$140,436	$33,631	24%
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
Finance income increased $15.0 million for the third quarter of 2019 and $34.6 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year. This increase is primarily attributable to customer acquisitions and higher weighted average late fee rates in near equal proportions, partly offset by lower average customer receivables as a result of lower average PPG. During both the third quarter and nine months ended September 30, 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively, as compared to monthly late fee rates and minimum finance charges of up to 7.99 percent and $75, respectively, during the third quarter and nine months ended September 30, 2018. The weighted average late fee rate, net of related charge-offs, was 5.5 percent and 5.2 percent for the three and nine months ended September 30, 2019, respectively, as compared to 4.4 percent and 4.5 percent for the three and nine months ended September 30, 2018. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the three and nine months ended September 30, 2019 and 2018.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for the third quarter and nine months ended September 30, 2019 was generally consistent with the same periods in the prior year.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$49,193	$51,805	$(2,612)	(5)%	$151,883	$144,156	$7,727	5%
Service fees	$2,093	$1,889	$204	11%	$5,517	$5,493	$24	—%
Provision for credit losses	$13,458	$17,408	$(3,950)	(23)%	$41,860	$41,396	$464	1%
Operating interest	$6,240	$4,532	$1,708	38%	$16,254	$11,370	$4,884	43%
Depreciation and amortization	$11,406	$9,943	$1,463	15%	$32,053	$29,749	$2,304	8%

Other operating expenses
General and administrative	$21,534	$17,330	$4,204	24%	$58,605	$56,321	$2,284	4%
Sales and marketing	$48,815	$38,727	$10,088	26%	$141,746	$115,331	$26,415	23%
Depreciation and amortization	$23,725	$19,394	$4,331	22%	$63,770	$60,497	$3,273	5%

Operating income	$101,062	$88,541	$12,521	14%	$265,934	$257,033	$8,901	3%
Cost of services
Processing costs for the third quarter of 2019 decreased $2.6 million as compared with the same period in the prior year. Processing costs increased $7.7 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, due primarily to higher expenses associated with the onboarding of customer acquisitions.
Service fees for the third quarter and nine months ended September 30, 2019 were generally consistent with the same periods in the prior year.
Provision for credit losses decreased by $4.0 million for the third quarter of 2019 as compared to the same period in the prior year, resulting from decreases in fraud losses. Provision for credit losses for the nine months ended September 30, 2019 was generally consistent with the same period in the prior year.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 12.6 and 14.0 basis points of fuel expenditures for the third quarter and nine months ended September 30, 2019, respectively, as compared to 14.2 and 12.7 basis points of fuel expenditures for the same periods in the prior year, respectively. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged-off accounts and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge-offs.
Operating interest increased $1.7 million for the third quarter of 2019 and $4.9 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to higher interest rates paid on deposits and volume growth.

Depreciation and amortization increased $1.5 million for the third quarter of 2019 and $2.3 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the amortization of merchant networks obtained in the Go Fuel Card acquisition.
Other operating expenses
General and administrative expenses increased $4.2 million for the third quarter of 2019 as compared to the same period in the prior year due primarily to personnel-related costs. For the nine months ended September 30, 2019, general and administrative expenses increased $2.3 million as compared to the same period in the prior year, due primarily to higher stock-based compensation associated with the Company’s performance and acquisition-related costs during 2019.
Sales and marketing expenses increased $10.1 million for the third quarter of 2019 and $26.4 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to higher relative commission payments to partners and an increase in personnel-related costs resulting from higher volumes and financial performance, as well as higher marketing costs related to significant 2019 customer acquisitions.
Depreciation and amortization increased $4.3 million for the third quarter of 2019 and $3.3 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the amortization of the Chevron customer portfolio intangible and customer relationships obtained in the Go Fuel Card acquisition.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$85,128	$54,345	$30,783	57%	$222,399	$150,411	71,988	48%
Account servicing revenue	10,717	9,120	1,597	18%	32,019	27,584	4,435	16%
Finance fee revenue	645	670	(25)	(4)%	1,498	1,157	341	29%
Other revenue	2,638	18,675	(16,037)	(86)%	16,210	46,201	(29,991)	(65)%
Total revenues	$99,128	$82,810	$16,318	20%	$272,126	$225,353	46,773	21%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume	$11,543,605	$9,620,787	$1,922,818	20%	$29,997,200	$26,491,751	$3,505,449	13%
(a) The impact of foreign currency exchange rate fluctuations decreased Travel and Corporate Solutions revenue by $1.2 million and $4.1 million in the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year.
Payment processing revenue increased $30.8 million for the third quarter of 2019 and $72.0 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Noventis, a recent contract amendment and significant volume growth in our corporate payments products, partly offset by an unfavorable impact of foreign currency exchange rate fluctuations. The contract amendment resulted in an increase in payment processing revenue, with an offsetting reduction in international settlement fees which are included within other revenue.
Account servicing revenue increased $1.6 million for the third quarter of 2019 and $4.4 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to the acquisition of Noventis.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for the third quarters and nine months ended September 30, 2019 and 2018. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the nine months ended September 30, 2019 and 2018.
Other revenue decreased $16.0 million for the third quarter of 2019 and $30.0 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the recent contract amendment discussed above. As a result of this amendment, we expect a decline in other revenue for the remainder of the year.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$13,879	$10,999	$2,880	26%	$44,461	$33,967	$10,494	31%
Service fees	$7,367	$7,151	$216	3%	$20,738	$21,102	$(364)	(2)%
Provision for credit losses	$1,510	$3,862	$(2,352)	(61)%	$5,588	$5,687	$(99)	(2)%
Operating interest	$5,042	$4,061	$981	24%	$13,469	$10,043	$3,426	34%
Depreciation and amortization	$4,610	$2,807	$1,803	64%	$12,346	$12,034	$312	3%

Other operating expenses
General and administrative	$7,832	$7,150	$682	10%	$29,129	$19,985	$9,144	46%
Sales and marketing	$16,428	$10,478	$5,950	57%	$44,016	$36,076	$7,940	22%
Depreciation and amortization	$4,272	$3,903	$369	9%	$13,779	$10,818	$2,961	27%
Impairment charge	$—	$2,424	$(2,424)	(100)%	$—	$2,424	$(2,424)	(100)%

Operating income	$38,188	$29,975	$8,213	27%	$88,600	$73,217	$15,383	21%
Cost of services
Processing costs increased $2.9 million for the third quarter of 2019 and $10.5 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Noventis.
Service fees for the third quarter and nine months ended September 30, 2019 were generally consistent with the same periods in the prior year, as benefits resulting from the onboarding of transactions to an internal processing platform were offset by the impact of higher volumes.
Provision for credit losses for the third quarter of 2019 decreased $2.4 million as compared to the same period of the prior year, resulting from the absence of a discrete customer reserve taken during the third quarter of 2018. Provision for credit losses for the nine months ended September 30, 2019 was generally consistent with the same period in the prior year.
Operating interest expense increased $1.0 million for the third quarter of 2019 and $3.4 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to higher interest rates paid on deposits and volume growth.
Depreciation and amortization expenses increased $1.8 million for the third quarter of 2019, as compared to the same period in the prior year, due primarily to the amortization of software obtained in the Noventis acquisition. Depreciation and amortization expenses for the nine months ended September 30, 2019 were generally consistent as compared to the same period in the prior year.
Other operating expenses
General and administrative expenses for the third quarter of 2019 were generally consistent as compared to the same period in the prior year. General and administrative expenses for the nine months ended September 30, 2019 increased $9.1 million as compared to the same period in the prior year, primarily due to costs associated with the Noventis acquisition including the expense incurred to accelerate vesting of options awards.
Sales and marketing expenses increased $6.0 million for the third quarter of 2019 and $7.9 million for the nine months ended September 30, 2019 as compared to the same periods of the prior year, primarily due to higher relative commission payments to partners and the Noventis acquisition.
Depreciation and amortization expenses were generally consistent for the third quarter of 2019 as compared to the same period in the prior year. Depreciation and amortization expenses increased $3.0 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, due primarily to higher amortization on customer relationships obtained as part of the Noventis acquisition.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$14,340	$12,503	$1,837	15%	$50,568	$43,756	$6,812	16%
Account servicing revenue	56,451	26,818	29,633	110%	148,382	80,545	67,837	84%
Finance fee revenue	(81)	5,359	(5,440)	NM	102	16,514	(16,412)	(99)%
Other revenue	12,599	9,558	3,041	32%	34,846	23,929	10,917	46%
Total revenues	$83,309	$54,238	$29,071	54%	$233,898	$164,744	$69,154	42%

Key operating statistics
Payment processing revenue:
Purchase volume	$1,126,156	$1,061,215	$64,941	6%	$4,158,336	$3,817,924	$340,412	9%
Account servicing revenue:
Average number of SaaS accounts	13,022	11,057	1,965	18%	12,771	10,876	1,895	17%
(a) The impact of foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions revenue by an insignificant amount in the three months ended September 30, 2019 and $0.9 million in the nine months ended September 30, 2019, as compared to the same periods in the prior year.
NM - Not meaningful
Payment processing revenue increased $1.8 million for the third quarter of 2019 and $6.8 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, resulting primarily from the acquisition of Discovery Benefits and from higher existing customer growth in our WEX Health business.
Account servicing revenue increased $29.6 million for the third quarter of 2019 and $67.8 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to the acquisition of Discovery Benefits and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform and higher revenue earned on health savings account assets.
Finance fee revenue was insignificant for the third quarter of 2019. Finance fee revenue decreased $16.4 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, primarily due to the accounting impact of our WEX Latin America securitization arrangement, as discussed further in the other revenue discussion below. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. During the three and nine months ended September 30, 2019 and 2018, there were no material concessions granted to customers.
Other revenue increased $3.0 million for the third quarter of 2019 as compared to the same period in the prior year, primarily resulting from higher ancillary fees at WEX Health due to a higher number of participants. Other revenue increased $10.9 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to realized gains on the sale of WEX Latin America customer receivables under a securitization arrangement. Prior to an amendment of this securitization arrangement during the third quarter of 2018, the revenue associated with these customer receivables was primarily included in finance fee revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Cost of services
Processing costs	$35,224	$18,386	$16,838	92%	$92,552	$53,638	$38,914	73%
Service fees	$5,445	$4,777	$668	14%	$17,093	$13,251	$3,842	29%
Provision for credit losses	$(121)	$1,279	$(1,400)	NM	$22	$3,328	$(3,306)	(99)%
Operating interest	$226	$1,676	$(1,450)	(87)%	$2,042	$6,869	$(4,827)	(70)%
Depreciation and amortization	$10,107	$6,263	$3,844	61%	$23,807	$18,275	$5,532	30%

Other operating expenses
General and administrative	$6,855	$7,337	$(482)	(7)%	$23,601	$18,891	$4,710	25%
Sales and marketing	$8,446	$5,398	$3,048	56%	$24,877	$17,389	$7,488	43%
Depreciation and amortization	$8,252	$5,348	$2,904	54%	$26,080	$16,203	$9,877	61%

Operating income	$8,875	$3,774	$5,101	135%	$23,824	$16,900	$6,924	41%
NM - Not meaningful
Cost of services
Processing costs increased $16.8 million for the third quarter of 2019 and $38.9 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits and volume-related WEX Health increases, including higher personnel-related costs.
Service fees for the third quarter of 2019 were generally consistent as compared to the same period in the prior year. Service fees increased $3.8 million for the nine months ended September 30, 2019 as compared to the same period in the prior year, due primarily to costs incurred on higher asset balances and an increase in participants utilizing our SaaS healthcare offerings.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the third quarters and nine months ended September 30, 2019 and 2018.
Operating interest decreased $1.5 million for the third quarter of 2019 and $4.8 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year. During the third quarter of 2018, we amended our WEX Latin America securitization agreement, resulting in sale accounting treatment upon the transfer of related customer receivables. As such, our associated cost of funding is now part of the gain on sale of the receivables and is recorded within other revenue.
Depreciation and amortization expenses increased $3.8 million for the third quarter of 2019 and $5.5 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, resulting primarily from the amortization of software obtained in the Discovery Benefits acquisition and higher depreciation expense on internally developed software as we continue to invest in technology.
Other operating expenses
General and administrative expenses decreased $0.5 million for the third quarter of 2019 as compared to the same period in the prior year, due primarily to the forfeiture of equity awards in connection with the departure of certain officers, partly offset by the acquisition of Discovery Benefits. General and administrative expenses increased $4.7 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits.
Sales and marketing increased $3.0 million for the third quarter of 2019 and $7.5 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to the acquisition of Discovery Benefits and an increase in WEX Health personnel-related costs.
Depreciation and amortization increased $2.9 million for the third quarter of 2019 and $9.9 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, due primarily to amortization of customer relationship intangible assets obtained in the Discovery Benefits acquisition.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Other operating expenses
General and administrative	$29,202	$19,309	$9,893	51%	$94,740	$58,951	$35,789	61%
Sales and marketing	$—	$6	$(6)	(100)%	$—	$51	$(51)	(100)%
Depreciation and amortization	$612	$409	$203	50%	$1,635	$1,299	$336	26%
General and administrative expenses increased $9.9 million for the third quarter of 2019 and $35.8 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to higher professional fees associated with integration costs attributed to recently completed acquisitions, debt restructuring costs incurred as part of our 2019 debt amendments and costs incurred to remediate material weaknesses identified during the prior year. Higher personnel-related costs also contributed to the increase.
Other unallocated corporate expenses were not material to the Company’s operations for both the three and nine months ended September 30, 2019 and 2018.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Financing interest expense	$(34,549)	$(25,718)	$(8,831)	34%	$(101,299)	$(78,560)	$(22,739)	29%
Net foreign currency loss	$(16,528)	$(1,094)	$(15,434)	1,411%	$(13,748)	$(27,438)	$13,690	(50)%
Net unrealized (loss) gain on financial instruments	$(5,650)	$2,157	$(7,807)	NM	$(39,078)	$18,371	$(57,449)	NM
Income taxes	$19,137	$21,305	$(2,168)	(10)%	$37,352	$51,379	$(14,027)	(27)%
Net (loss) income from non-controlling interests	$(631)	$(40)	$(591)	1,478%	$(233)	$803	$(1,036)	NM
Accretion of non-controlling interest	$(28,459)	$—	$(28,459)	NM	$(46,179)	$—	$(46,179)	NM
NM - not meaningful
Financing interest expense increased $8.8 million for the third quarter of 2019 and $22.7 million for the nine months ended September 30, 2019 as compared to the same periods in the prior year, primarily due to additional debt balances outstanding following our 2019 debt amendments, which were primarily used to fund the acquisitions of Noventis and Discovery Benefits.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $16.5 million in the third quarter of 2019 and $13.7 million in the nine months ended September 30, 2019, as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact, including the Euro, British pound and Australian dollar. For the three and nine months ended September 20, 2018, we incurred foreign currency exchange losses due to similar factors, combined with the U.S. dollar strengthening relative to the Brazilian real.
Net unrealized loss on financial instruments increased $7.8 million for the third quarter of 2019 and $57.4 million for the nine months ended September 30, 2019, as compared to the same periods in the prior year, primarily due to a decrease in the LIBOR forward yield curve. During the three and nine months ended September 30, 2018, the Company benefited from increases in the yield curve.

Our effective tax rate was 31.1 percent and 29.2 percent for the third quarter and nine months ended September 30, 2019 as compared to 27.3 percent and 25.8 percent as compared to the same periods in the prior year. The increase in our tax rate was primarily due to the jurisdictional earnings mix and increase in the estimated valuation allowance related to the state net operating losses for the Company’s separate state filings.
Net loss from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for both the three and nine months ended September 30, 2019 and 2018.
During the three and nine months ended September 30, 2019, the accretion of the non-controlling interest in the U.S. Health business was $28.5 million and $46.2 million, respectively, resulting from an adjustment to redemption value as calculated per the acquisition agreement.
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

•
Restructuring and other costs includes other immaterial costs that the Company has incurred which are non-operational. We exclude these items when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations and remediate the prior year material weaknesses.

•
Impairment charges represent non-cash asset write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding these non-recurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry.

•
Debt restructuring and debt issuance cost amortization are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.

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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to shareholders	$14,619	$56,644	$44,560	$147,038
Unrealized loss (gain) on financial instruments	5,650	(2,157)	39,078	(18,371)
Net foreign currency remeasurement loss	16,528	1,094	13,748	27,438
Acquisition-related intangible amortization	42,800	33,439	116,502	103,596
Other acquisition and divestiture related items	7,907	1,536	24,704	2,792
Stock-based compensation	9,522	9,799	34,956	25,659
Restructuring and other costs	5,413	1,973	12,914	8,274
Impairment charge	—	2,424	—	2,424
Debt restructuring and debt issuance cost amortization	3,251	2,216	18,200	11,515
ANI adjustments attributable to non-controlling interests	27,149	(351)	43,874	(889)
Tax related items	(19,348)	(9,498)	(60,585)	(40,381)
Adjusted net income attributable to shareholders	$113,491	$97,119	$287,951	$269,095
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

The table below summarizes our cash activities:

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows provided by operating activities	$205,235	$187,686
Cash flows used for investing activities	$(922,312)	$(57,479)
Cash flows provided by (used for) financing activities	$837,705	$(80,958)
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
Cash provided by operating activities for the nine months ended September 30, 2019 increased $17.5 million as compared to the same period in the prior year, resulting from an increase in accounts payable in excess of the increase in accounts receivable primarily due to a factoring arrangement in which the Company retains the merchant payable and sells the related accounts receivable. This arrangement was in place during the nine months ended September 30, 2019, but not in place until August of the prior year.
Investing Activities
Cash used for investing activities for the nine months ended September 30, 2019 increased $864.8 million as compared to the same period in the prior year, resulting from $838.0 million of payments made for acquisitions.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 increased $918.7 million as compared to the same period in the prior year, primarily due to higher overall borrowings in connection with funding the acquisitions and raising deposits in order to fund asset growth.
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
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the original principal amount of $300.0 million. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.
On May 17, 2019, the Company entered into a Sixth Amendment to the 2016 Credit Agreement, which provided additional tranche B term loans in the original principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 2026. Amounts due under the revolving credit facility and tranche A term loans of the 2016 Credit Agreement mature in July 2023. Prior to maturity, amounts borrowed under the tranche A and tranche B term loan facilities will be reduced by mandatory quarterly payments of $12.5 million and $3.7 million, respectively.
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
As of September 30, 2019 and December 31, 2018 we had $1,574.9 million and $1,272.7 million in deposits with original maturities ranging from 2 months to 5 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $334.0 million and $309.0 million as of September 30, 2019 and December 31, 2018, respectively. There were no outstanding borrowings as of September 30, 2019 and December 31, 2018.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	September 30, 2019			December 31, 2018
(In thousands)	Amounts Available	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$180,000	$44,265	$135,735	$130,000	$64,849	$65,151
Long-term debt, net(a)	—	—	—	50,000	50,000	—
	$180,000	$44,265	$135,735	$180,000	$114,849	$65,151

Average interest rate		4.47%			4.30%
(a) Amounts outstanding under agreements terminating on December 27, 2019 and August 31, 2020.
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
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2019, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 19, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
At September 30, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 4.2 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility. As of September 30, 2019, we maintained interest rate swap contracts that are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 1.108 percent and 2.425 percent.
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

Undistributed Earnings
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $76.8 million and $64.9 million as of September 30, 2019 and December 31, 2018, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of September 30, 2019, we had posted letters of credit totaling approximately $51.3 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2018.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of September 30, 2019. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
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
Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2019, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2018.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc. evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
Other than the remediation efforts on the material weakness identified above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2019. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements earlier this year due to issues involving our Brazil subsidiary, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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
We did not purchase any shares of our common stock during the quarter ended September 30, 2019. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of September 30, 2019.

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

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on April 16, 2019, File No. 001-32426)
*	10.1	Form of Non-Employee Director Compensation Plan
*	10.2	Form of Non-Employee Director Equity Ownership Guideline
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

WEX INC.

November 8, 2019	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)