Form 10-K
period 2019-12-31
WEX Inc.
filed 2020-02-28
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                          to                                                         .
Commission file number 001-32426

WEX INC.
(Exact name of registrant as specified in its charter)

Delaware			01-0526993
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Hancock St.,	Portland,	ME	04101
(Address of principal executive offices)			(Zip Code)

(207) 773-8171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WEX	New York Stock Exchange
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
    ☑  Yes             ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,945,887,913 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 43,341,984 shares of the registrant’s common stock outstanding as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this 10–K. With the exception of the sections of the 2020 Proxy Statement specifically incorporated herein by reference, the 2020 Proxy Statement is not deemed to be filed as part of the 10–K.

Unless otherwise indicated or required by the context, the terms “we,” “us,” “our,” “WEX,” or the “Company,” in this Annual Report on Form 10–K mean WEX Inc. and all of its subsidiaries that are consolidated under Generally Accepted Accounting Principles in the United States.
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Annual Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals and statements of strategic priorities included within the “Strategy” section of this Annual Report in Item 1. Any statements in this Annual Report that are not statements of historical facts are forward-looking statements. When used in this Annual Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and in oral statements made by our authorized officers:

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

2017 Tax Act	Tax Cuts and Jobs Act of 2017
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, impairment charges, gain on divestiture, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, adjustments attributed to our non-controlling interests and certain tax related items.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASC	Accounting Standards Codification
ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments–Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017–04	Accounting Standards Update 2017–04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a special purpose entity consolidated by the Company
Benaissance	Benaissance, a provider of integrated SaaS technologies and services for healthcare premium billing, payment and workflow management, acquired by the Company on November 18, 2015.
CDH	Consumer-directed healthcare
Company	WEX Inc. and all entities included in the consolidated financial statements
CFPB	Consumer Financial Protection Bureau
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
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

eNett	eNett International (Jersey) Limited
European Fleet business	European commercial fleet card portfolio acquired from ExxonMobil
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
Evolution1	EB Holdings Corp. and its subsidiaries which includes Evolution1, Inc., acquired by the Company on July 16, 2014
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
Go Fuel Card	A European Fleet business acquired from EG Group on July 1, 2019
HRA	Health Reimbursement Arrangements
HSA	Health Savings Accounts
ICS	Insured Cash Sweep

Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75% fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Optal	Optal Limited
Over-the-road	Typically heavy trucks traveling long distances
Pavestone Capital	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
PBRSUs	Performance-based restricted stock units
PPG	Price per gallon of fuel
Purchase volume	Total dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
RSUs	Restricted stock units
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
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

Total fuel transactions	Total of transaction processing and payment processing transactions of our Fleet Solutions segment
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK	UNIK S.A., the Company’s Brazilian subsidiary, which has been subsequently branded WEX Latin America
U.S. Health business	WEX Health and Discovery Benefits, collectively
Utah DFI	Utah Department of Financial Institutions
VCN	Virtual card number
VPN	Virtual private network
WEX	WEX Inc.
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of Discovery Benefits
PART I
ITEM 1. BUSINESS
Our Company
WEX Inc. is a global leader in payment solutions, which began operations in 1983 as a Maine corporation where we continue to be headquartered. For more than 35 years, we have simplified the complexities of payment systems across continents and industries. We incorporated in Delaware on February 16, 2005 (NYSE:WEX).
We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions, which are described in more detail below. The Company’s U.S. operations include WEX Inc., the majority-owned U.S. Health business (consisting of WEX Health and Discovery Benefits), and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, and EFS. Our international operations include our wholly-owned operations WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX New Zealand, WEX Asia, WEX Europe Limited, WEX Fleet Europe, UNIK and a controlling interest in WEX Europe Services Limited and its subsidiaries.
WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC insured depository institution. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the majority of operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs in the U.S. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are Utah DFI and the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments.
Developments
Our growth in the past several years has been supplemented by acquisitions in each of our three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Our acquisitions over the last five years include:

•
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business. The acquisition strengthens our position in the European market by expanding our merchant network acceptance, grows our existing customer base and reduces our sensitivity to retail fuel prices.

•
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. State Bankshares, Inc., the seller of Discovery Benefits, obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. This acquisition provides our partners and customers with a more comprehensive suite of products and services and opens go-to-market channels to include consulting firms and brokers.

•
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses. This acquisition complements our existing fleet factoring business.

•
On January 24, 2019, the Company acquired Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities. This acquisition expands our reach as a corporate payments supplier and provides more channels to billing aggregators and financial institutions.

•
On October 26, 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing customer portfolio and the outstanding accounts receivable at the date of agreement. Conversion of the acquired fleet portfolio onto the Company’s payment processing platform occurred during second quarter of 2019.

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
In addition to the transactions described above, on January 24, 2020, we entered into an agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, WEX will acquire all of the issued share capital of eNett and Optal from Travelport Limited, Toro Private Holdings I, Ltd., and the other shareholders of eNett and Optal, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals.

Competition
We have a strong competitive position in each of our segments. Our product features and extensive account management services are key factors behind our position in the fleet industry. We face competition in all of our segments. Our competitors vie with us for prospective customers as well as for companies with which to form strategic relationships. We compete with companies that perform payment and transaction processing or similar services. Financial institutions that issue Visa, MasterCard and American Express credit and specialized proprietary cards currently compete primarily with our Fleet Solutions and Travel and Corporate Solutions segments. Our Health and Employee Benefit Solutions segment also competes with other healthcare payment service providers.
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

•
Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This provides high-level purchase controls at the point-of-sale, including the flexibility of allowing fleets to restrict purchases and receive automated alerts. Additionally, we have the ability to refine the reporting provided to our fleet customers and customers of our strategic relationships.

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

•
Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base, with 14.9 million vehicles serviced as of December 31, 2019 and co-branded strategic relationships with six of the largest U.S. fleet management providers and with dozens of oil companies and convenience store operators that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, with a U.S. fleet retention rate in excess of 96 percent (based on the 2019 rate of voluntary customer attrition).

•
Our capabilities in the over-the-road market space enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale. The July 2016 acquisition of EFS expanded our customer footprint within the over-the-road market segment.

•
Our purchase of ExxonMobil’s European commercial fuel card program, which uses a closed-loop network in Europe, combined with the long term supply agreement to serve the current and future European Fleet business, provides us with a strong foundation in the large European fleet market. Our purchase of Go Fuel Card in 2019 further strengthens our position in the European market.

•
Our travel and corporate payment products offer corporate customers enhanced security and control for complex payment needs and the accounts payable segment of the market. Our purchase of Noventis expands our reach as a corporate payments supplier and provides more channels to billing aggregators and financial institutions. Our strategic relationships include four of the largest online travel agencies in the world. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, Europe, South America and Asia-Pacific. As of December 31, 2019, we settle transactions in 20 different currencies.

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

•
WEX Health is a leading provider of cloud-based healthcare payments technology. Our purchase of Discovery Benefits provides us with a comprehensive suite of products and services for our partners and customers and opens go-to-market channels, including consulting firms and brokers. Our large partner network expands our opportunities in the growing healthcare financial technology platform market. WEX Health benefits from both high retention rates and revenue predictability as a result of its SaaS business model.

•
We have an enterprise-wide risk management program that helps us identify and manage inherent risks related to our liquidity, extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We have maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base. Our credit risk management program is enhanced by our proprietary scoring models, managing credit lines and early suspension policy. Interest rate risk is managed through diversified funding sources at WEX Bank including interest bearing money market deposits and certificates of deposit with varying maturities. Some of our merchant contracts provide the ability to raise rates if interest rates rise.

•
We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue successfully implementing our growth strategy and capturing operating efficiencies.

Strategy
The Company’s performance during the year ended December 31, 2019, was shaped by the following previously established strategic priorities:

•
Build the best-in-class growth engine. We seek to drive organic growth across our segments by maintaining a continual focus on go-to-market effectiveness. We achieve this through superior product capability, sales and marketing productivity, and disciplined revenue management practices. During 2019, we experienced significant revenue growth in each of our segments. Additionally, WEX was recognized by Fortune Magazine in its 2019 list of the 100 fastest growing publicly traded companies.

Our organic growth is complemented by our acquisition strategy, which brings further scale and differentiation to our offerings. In January, we closed the acquisition of Noventis, which expands our reach as a corporate payments supplier and provides more channels to billing aggregators and financial institutions. In March, we closed the acquisition of Discovery Benefits, an employee benefits administrator that provides our partners and customers with a more comprehensive suite of products and services and opens go-to-market channels to include consulting firms and brokers. In July, we closed the acquisition of Go Fuel Card, strengthening our position in the European fuel market.

•
Cement a reputation for superior execution.  We stand apart in our segments by reliably delivering the best solutions to our partners and customers. We are continually optimizing our customer service and cost structure, and capturing new revenue synergies across our lines of business. Gains in operational efficiency simplify our business, making us more nimble to meet customer needs and capture market opportunities as they arise.

•
Invest in our people. We prioritize our ability to attract, develop, and retain top-tier talent across all lines and support functions of our business. The Company was certified as a Great Place to Work® in the U.S. in 2019 for the third consecutive year and was named #4 on Vault.com’s “100 Best Internships of 2020” list. The Company has continued to expand its Employee Resource Groups across the globe, currently counting seven groups with over 250 active members and allies.

•
Lead through superior technology.  As our markets evolve, our ability to deliver superior technological solutions continues to set us apart from our peers. We continue to develop innovative technological capabilities to accelerate our digital transformation and differentiate ourselves in the marketplace.

The Company’s continued focus on building new capabilities in the cloud and transitioning existing platforms to cloud environments reflects our Cloud First development strategy and positions us well for future growth. During 2019, we successfully migrated our North American fleet technology platform to a secure private cloud. In addition, we continue to migrate our U.S. travel operations onto an internal cloud-based virtual card platform that we acquired as part of the AOC acquisition. We expect that these moves will allow us to improve performance, stability and scalability, increase the pace of product development and deliver cost savings.
Investment in technological innovation with a focus on artificial intelligence and machine learning has yielded results through expanded reporting, analysis and fraud detection capabilities. We expect continued development of enterprise-wide data management tools and investment in artificial intelligence and machine learning to continue to drive innovation across the company.
FLEET SOLUTIONS SEGMENT
Overview
Our Fleet Solutions segment is a leader in fleet vehicle payment processing services specifically designed for the needs of large fleets, government fleets, over-the-road carriers and small businesses. As of December 31, 2019, approximately 14.9 million vehicles use our payment solutions for fleet management.
Products and Services
Payment processing transactions are the primary revenue source in Fleet Solutions and are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Normally, in a domestic payment processing transaction, we extend short-term credit to the fleet cardholder and pay the merchant within ten days, on average, for the purchase price, less the fees we retain and record as revenue. Revenue from our WEX Europe Services and Go Fuel Card operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. In both types of transactions, we collect the total purchase price from the fleet customer, normally within 25 days from the billing date. In 2019, we processed approximately 505 million payment processing transactions, compared to 459 million payment processing transactions in 2018.
The following illustration depicts our business process for a typical closed-loop domestic fuel payment processing transaction and a breakdown of the related Fleet Solutions revenue streams:
At the point-of-sale, we capture an array of information including the amount of the expenditure, the driver, the vehicle, the odometer reading, the fuel or vehicle maintenance provider and the items purchased. We provide standard and customized information to customers through monthly vehicle analysis reports, custom reports and our websites. We also alert customers of unusual transactions or transactions that fall outside of pre-established parameters. Customers can access their account information through our website including account history and recent transactions and download the related details. In addition, fleet managers can elect to be notified by email when limits are exceeded in specified purchase categories, including limits on transactions within a time range and gallons per day.

In the over-the-road space, we offer customizable payment solutions including real-time interactive and seamless interfaces delivering data integrity, alternative payment and money transfer options, comprehensive settlement solutions, real-time reports and analytics for compliance and cost-optimization and fuel reconciliation and mobile optimization tools.
In addition to revenue derived from payment processing transactions, we recognize account servicing revenue, finance fee revenue and other revenue through the following products and services:

•
Customer service, account activation and account retention: We offer customer service, account activation and account retention services to fleets, fleet management companies and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our customers and partners.

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

•
Credit and collections services: We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent at application and on an ongoing basis. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor accounts, alert customers and provide case management expertise to minimize losses and reduce program abuse.

•
Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network and terminal software and hardware, and to provide training on our sale, transaction authorization and settlement processes.

•
Analytics solutions: We provide customers with access to web-based data analytics platforms and custom reporting tools that offer insights to fleet managers, including integrating and analyzing business fleet fuel purchases to uncover fraud, manage product type controls and identify cost saving opportunities.

•
Ancillary services and offerings: We provide a variety of ancillary services and tools to fleets to help them better manage expenses and capital requirements including tracking driver performance, location and speed; mobile account maintenance and payment tools; tax reporting and permitting services.

Marketing Channels
We market our fleet products and services both directly and indirectly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. As of December 31, 2019, our direct line of business serviced 4.5 million vehicles. As of the same period, our over-the-road line of business serviced 0.8 million vehicles, marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One brands.
We also market our products and services indirectly through co-branded and private label relationships. With a co-branded relationship product, we market our products and services for, and in collaboration with, both fuel providers and fleet management companies using their brand names and our logo on a co-branded fleet card. These companies seek to offer our payment processing and information management services as a component of their total offering to their fleet customers. As of December 31, 2019, our co-branded marketing channel serviced 2.9 million vehicles.
Our private label programs market our products and services for, and in collaboration with, fuel retailers, using only their brand names. The fuel retailers with which we have formed strategic relationships offer our payment processing and information management products and services to their fleet customers in order to establish and enhance customer loyalty. These fleets use these products and services to purchase fuel at locations of the fuel retailer with whom we have the private label relationship. As of December 31, 2019, our private label marketing channel serviced 6.7 million vehicles.

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
The following illustration depicts our business process for a typical travel virtual card product transaction:
 1  Guest books a hotel through a travel website owned by an online travel company
 2  Online travel company reserves room at hotel through reservation system using a WEX VCN to reserve the room
 3  Upon checkout, hotel authorizes payment using the WEX VPN
 4  The WEX virtual card restricts charge to predetermined cost of room and incidental expenses are paid for by guest
 5  Online travel company pays WEX. WEX earns fee by retaining percentage of the online travel company reimbursement payment
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
Products and Services
Our healthcare payment products provide consumer-directed payments in the complex healthcare market. We partner with employers, health plans, third-party administrators, financial institutions, payroll companies and the public sector to provide a SaaS product to support healthcare benefit programs and administer COBRA, flexible spending, health saving and reimbursement accounts, and other healthcare related employee and dependent benefits.
We currently have relationships with approximately 390,000 employers, reaching approximately 32 million consumers. Revenue is generated primarily from monthly fees to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
Our employee benefit products are offered through our wholly-owned subsidiary, WEX Latin America. Employees using our benefit products have access to salary advances payable in up to 22 monthly installments, which are secured by future salary earnings. These advances are funded primarily through securitization of the corresponding receivables.
Health and Employee Benefit Solutions segment revenues are generated primarily from subscription fees and interchange fees from spending on the WEX Health payment cards.
The following illustration depicts our business process and parties involved in our healthcare benefits solution:

PARTNERS/DISTRIBUTERS
SAAS Fees
BPO Fees
Pro Services Fees
FUNDERS:
Customers
Employers
(Portals)
Consumers
(Portal, Mobile Communications)
Government Programs
wex
PAYEES:
Providers, Carriers
Interchange Revenue
Deposits Revenue
SOLUTION PARTNERS

Employers and Consumers are the funders providing payments to Partners.

Money is made on interchange and deposit revenue.

BPO: Business Process Outsourcing

Marketing Channels
We market our Health and Employee Benefit Solutions products and services to consumers through an extensive partner network, which includes health plans, third-party administrators, financial institutions, payroll companies and software providers, as well as individual employer groups. Our employee benefit products are marketed to consumers through employers in Brazil.
OTHER ITEMS
Employees
As of December 31, 2019, WEX Inc. and its subsidiaries had more than 5,000 employees, of which approximately 4,200 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. In Europe, certain employees are members of trade unions or works councils. In Brazil, certain employees are members of unions. The Company believes that its relations with its employees, unions and work councils are generally satisfactory.
Technology
We believe that investment in technology is crucial in maintaining and enhancing our competitive position in the marketplace. Our technology infrastructure is supported by secure and redundant data centers and cloud services distributed globally, including locations in the United States, Europe, Australia, Singapore and Brazil.
Our fleet fuel-based closed-loop proprietary platforms capture detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it also enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a more secure environment than an open-loop network typically allows. Our virtual card open-loop network uses internally developed software and third-party processors. Our infrastructure has been designed around industry-standard architectures to minimize downtime in the event of outages or catastrophic occurrences. At WEX Health, we maintain an integrated multi-account payment platform, including a mobile application. In Australia, Asia Pacific, Brazil and the United Kingdom, we use standalone platforms to support operations.
Our secure networks are designed to isolate our data from unauthorized access. We use secure protocols among all applications, and our employees access critical components on a need-to-know basis. During 2019, we did not experience any data breaches that we are aware of. We are continually improving our technology to enhance customer experience and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our technology infrastructure.
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
Intellectual Property
We rely on a combination of patent, copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect the proprietary information and technology used in our business. We generally enter into agreements with clients, consultants, service providers and other partners, whether current or prospective, that contain provisions restricting use and disclosure of our proprietary information and technology. Operationally, we have implemented certain safeguards designed to control access to and distribution of our proprietary information and technology. Despite these efforts, unauthorized parties may attempt to access or use our proprietary information and technology, and third parties may develop similar and/or competing technology independently. We pursue registration and protection of certain trademarks in the U.S. and other countries in which we operate or plan to operate. We market our products and services using the WEX brand name globally, as well as other brand names such as Fleet One, EFS, WEX Health Cloud and Discovery Benefits in the U.S., and Motorpass in Australia.
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
Effective April 1, 2019, the CFPB amended Regulations E and Z to create comprehensive consumer protections for prepaid financial products. Among other things, the rule established requirements for the treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts.
Brokered Deposits
Under FDIC regulations, depending upon their capital classification, banks may be restricted in their ability to accept brokered deposits. “Well capitalized” banks are permitted to accept brokered deposits, but banks that are not “well capitalized”

are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized” to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice. As of December 31, 2019, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action.
Other Financial Regulatory Requirements
WEX Bank must monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, as required by the Bank Secrecy Act and Internal Revenue Service regulations. The USA PATRIOT Act of 2001 substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, identifying new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has proposed and, in some cases, issued a number of implementing regulations which impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. In 2018, for instance, expanded customer due diligence requirements established by the FinCEN became effective, requiring financial institutions to adopt enhanced anti-money laundering procedures for purposes of determining the control and ownership stakes of business customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.
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
Under the Financial Services Modernization Act of 1999, also referred to as the “Gramm-Leach-Bliley Act” (or “GLBA”), the Company and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. However, this requirement does not generally apply to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes. The GLBA also requires the Company and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms their information sharing practices. If the Company and WEX Bank intend to share nonpublic personal information about customers with affiliates and/or nonaffiliated third parties, they must provide customers with a notice and a reasonable period of time for each consumer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases, these state measures are preempted by federal law, but if not, the Company and WEX Bank must monitor and comply with such laws in the conduct of its business.
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
Employers are continuing to use CDH approaches to manage the rate of increase in healthcare expenditures and to enable employees to make decisions about the use of their healthcare savings. CDH programs provide consumers with visibility into and control over payment for healthcare expenses.
The products that WEX Health’s software and payment solutions support are subject to various state and federal laws, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as “Health Care Reform”), and regulations promulgated by the Internal Revenue Service, the Department of Health and Human Services, the Department of Labor, and the Consumer Financial Protection Bureau, and similar state laws and regulatory authorities. As such, changes in the status of tax-advantaged CDH accounts could affect the attractiveness of these products.
In addition to tax-related regulation, the Health Care Reform law mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. The 2017 Tax Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for individuals who decline to obtain Health Care Reform-compliant healthcare coverage. The current U.S. Administration has signaled its desire to significantly modify or completely repeal Health Care Reform and the associated implementing regulations. There have been judicial and Congressional challenges to certain aspects of Health Care Reform, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, portions of Health Care Reform were ruled unconstitutional by a federal appeals court in 2019. This ruling is under review by the United States Supreme Court, which may rule on the validity of Health Care Reform during the Court term that ends in June 2020. It is unclear what, if any, additional legislative or regulatory actions may be taken in this regard. Accordingly, there may be an extended period of uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.
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

In addition to tax, federal data privacy, security laws and regulations, we are subject to state laws, such as the California Consumer Privacy Act, governing confidentiality and security of personally identifiable information and additional state-imposed breach notification and reporting requirements.
Anti-Bribery Regulations
The FCPA prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or -owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations.
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
Segments and Geographic Information
For an analysis of financial information about our segments as well as our geographic areas, see Item 8 – Note 25, Segment Information, of our consolidated financial statements included elsewhere in this Annual Report on Form 10–K.
For a description of the risks related to our foreign operations, see the information in Item 1A, Risk Factors, under the heading “We are exposed to risks associated with operations outside of the United States, which could harm both our U.S. and international operations.”

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
Our customers in our Fleet Solutions segment primarily purchase fuel. Accordingly, a significant part of our revenue is dependent on fuel prices, which are prone to volatility. As of December 31, 2019, management estimates that approximately 21 percent of our total revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2020, each one cent decline in average domestic fuel prices below average actual prices would result in approximately a $1.6 million decline in 2020 revenue. Therefore, extended declines in the price of fuel would have a material adverse effect on our total revenues. We are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. If fuel prices decline, this will negatively impact our revenue and income.
Fuel prices are dependent on many factors, all of which are beyond our control. These factors include, among others:

•	supply and demand for oil and gas, and expectations regarding supply and demand;

•	speculative trading;

•	actions by major oil exporting nations;

•	level of U.S. oil production;

•	advances in oil production technologies;

•	political conditions in other oil-producing, gas-producing or supply-route countries, including revolution, insurgency, terrorism or war;

•	refinery capacity;

•	weather, including climate change and natural disasters;

•	the prices of foreign exports and the availability of alternate fuel sources;

•	value of the U.S. dollar versus other major currencies;

•	actions by members of Organization of Petroleum Exporting Countries and other major oil-producing nations;

•	implementation of fuel efficiency standards and the adoption by fleet customers of vehicles with greater fuel efficiency or alternative fuel sources;

•	general worldwide economic conditions; and

•	governmental regulations, taxes and tariffs.
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
Revenue from our Fleet business in Europe is primarily derived from transactions where our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel is dependent on several factors including, among others, the factors described above affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. Accordingly, we generate less revenue, which could adversely affect our operating results.

Changes in interchange fees could decrease our revenue.

A portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our cards. Interchange fee amounts associated with cards are affected by a number of factors, including regulatory limits and fee changes. In addition, interchange fees are the subject of intense legal and regulatory scrutiny and competitive pressures in the electronic payments industry. For example, the Durbin Amendment to the Dodd-Frank Act, which serves to limit interchange fees, may restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. The Consumer Financial Protection Bureau, or the CFPB, is also engaged in rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The CFPB amended several aspects of its prepaid accounts rule, which became effective on April 1, 2019. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. These factors could result in lower interchange fees generally in the future. Temporary or permanent decreases in the interchange fees associated with our card transactions, could adversely affect our business and operating results.
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

All of the above could have a material adverse effect on our operations, business success, financial condition and results of operations. Our provision for credit losses, inclusive of fraud losses, was $65.7 million in 2019 compared to $66.5 million in 2018 and $64.2 million in 2017.
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
Under our 2016 Credit Agreement, as amended through December 31, 2019, we had an outstanding principal amount of $923.7 million on our tranche A term loan facility, an outstanding principal amount equal to $1,457.0 million on our tranche B term loan facility and amounts available consisting of an $820 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans. On January 18, 2019, we entered into a fifth amendment to our 2016 Credit Agreement that increased the principal amount of the tranche A term loan facility by $300 million and provides for delayed draw revolving credit commitments in the amount of $25 million and term A loan commitments in the amount of $275 million to finance in part the Discovery Benefits acquisition, subject to satisfaction of customary funding conditions. On May 17, 2019, the Company entered into a sixth amendment to our 2016 Credit Agreement, which provided additional tranche B term loans in the original principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 17, 2026. The tranche A term loans mature, and the revolving credit facility terminates and is repayable, on July 1, 2023. On November 19, 2019, we entered into a seventh amendment to our 2016 Credit Agreement, which increased commitments under our revolving credit facility from $770.0 million to $820.0 million. In addition to the 2016 Credit Agreement, our indebtedness consists of our Notes, deposits held by WEX Bank and other liabilities outstanding.
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

In addition, under the 2016 Credit Agreement as amended, unless otherwise agreed by the requisite lenders under the revolving and term A credit facilities, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00; and a consolidated leverage ratio, testing consolidated funded indebtedness (excluding (i) up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to $125.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars held by the Company and its subsidiaries) to consolidated EBITDA, measured quarterly, of no more than 5.00 to 1.00 at December 31, 2019, decreasing to 4.75 to 1.0 at December 31, 2020 and further decreasing to 4.50 to 1.0 at December 31, 2021 and thereafter. On February 10, 2020, we entered into an Eighth Amendment to our 2016 Credit Agreement, which would, among other things, (a) modify the maximum consolidated leverage ratio to be no more than 5.75 to 1.00 commencing as of December 31, 2019, decreasing to 5.50 to 1.0 commencing as of December 31, 2020, decreasing to 5.00 to 1.0 commencing as of December 31, 2021 and further decreasing to 4.75 to 1.0 commencing as of December 31, 2022 and thereafter, and (b) other than for pricing purposes, allow us to test consolidated funded indebtedness excluding (i) up to $400 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to $200.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars held by the Company and its subsidiaries. The aforementioned amendments would only become effective concurrently with the closing of the pending acquisition of eNett and Optal, if it occurs. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and would jeopardize our ability to continue our current operations. The Notes also contain customary negative and affirmative covenants and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Notes and to exercise their rights and remedies under the Notes, and could also trigger a default under the 2016 Credit Agreement.
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
In connection with the planned acquisition of eNett, and Optal, and contingent upon the closing of the acquisition, we have obtained financing commitments from Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion consisting of (i) up to an approximately $2.0 billion seven-year term loan B facility comprised of approximately $1.1 billion to fund the planned acquisition and $924 million (the “Backstop Term Loans”) to be used to refinance our existing Term A loans under our 2016 Credit Agreement, to the extent that the 2016 Credit Agreement has not been amended prior to the funding of these facilities to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, subject to step-downs (the “Financial Covenant Amendment”) and (ii) an $820 million revolving credit facility (the “Backstop Revolving Credit Facility”) to replace our existing revolving credit facility, to the extent the Financial Covenant Amendment has not occurred prior to the funding of these facilities, and (b) a senior unsecured bridge facility in the aggregate amount of up to $300 million minus any gross cash proceeds received by us from the issuance of any senior unsecured notes (collectively, the “Committed Financing”). If funded, the Backstop Term Loans would replace the existing Term A loans and the Backstop Revolving Credit Facility would replace the existing revolving credit facility. On February 10, 2020, we entered into an Eighth Amendment to our 2016 Credit Agreement which implemented the Financial Covenant Amendment effective upon the closing of the pending acquisition of eNett and Optal, if it occurs. If we pursue additional acquisitions, we could incur further debt or further amend the terms of our existing 2016 Credit Agreement.
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
Adverse conditions in the credit market may limit our ability to access credit at a time when we would like or need to do so. Our senior secured Notes mature on February 1, 2023. Our revolving credit facility under the 2016 Credit Agreement expires on July 1, 2023 (subject to earlier maturity of the revolving credit facility and tranche A term loan on August 1, 2022 if the Notes are not repaid or the maturity extended) when the outstanding balance of the revolving credit facility and the tranche A term loan will be due. Our tranche B term loans mature on May 17, 2026. Any limitation on the availability of funds or credit facilities could have an impact on our ability to refinance the maturing debt or react to changing economic and business conditions, which could adversely impact us.
In connection with the planned acquisition of eNett and Optal and contingent upon the closing of the acquisition, we expect to enter into the Committed Financing or an alternative financing to fund the acquisition. Volatility in the financial markets may impact the rates that we receive under that new facility.
Volatility in the financial markets may negatively impact WEX Bank’s ability to attract and retain deposits.
Adverse conditions in the credit market may limit WEX Bank’s ability to attract deposits at a time when it would like or need to do so. A significant credit rating downgrade, material capital market disruptions, significant withdrawals by depositors at WEX Bank, or adverse changes to its industrial bank charter could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Any limitation on the availability of deposits could have an impact on our ability to fund our U.S. accounts receivable, which would adversely impact the Company.
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

We have substantial indebtedness, and may incur additional indebtedness, which could lead to increased interest expense and could increase the amount of cash flows required to fund interest expense associated with our indebtedness. In addition, certain obligations under the 2016 Credit Agreement bear interest at variable interest rates. As of December 31, 2019, we maintained seven forward-fixed interest rate swap agreements, which are intended to fix the future interest payments associated with $1.44 billion of our variable-rate borrowings. These swap agreements expire at various points prior to the maturity of the 2016 Credit Agreement. Despite these derivative contracts, interest rate increases still could result in larger debt service requirements. Such an increase in our debt service obligations would adversely affect our cash flows. We cannot assure you that our business will generate sufficient cash flows from operations, that anticipated cost savings and operating improvements will be realized on schedule or at all, that future borrowings will be available to us under our 2016 Credit Agreement or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
The debt service obligations under our 2016 Credit Agreement could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. As part of our continuing strategy, we also regularly evaluate potential acquisitions that could cause us to incur additional debt. If we do not achieve the expected benefits and cost savings from any such acquisitions, or if the financial performance of the combined companies does not meet expectations, then our ability to service our indebtedness may be adversely impacted.
In an environment of increasing interest rates, interest expense on the variable rate portion of our borrowings would increase and we may not be able to replace our maturing debt with new debt that carries the same interest rates. We may be adversely affected by significant changes in the brokered deposit market.
Our industrial bank subsidiary, WEX Bank, uses collectively brokered deposits, including certificates of deposit and interest-bearing money-market deposits, to finance payments on behalf of our customers. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and interest-bearing money market deposits mature and are replaced. At December 31, 2019, WEX Bank had outstanding $836.0 million in certificates of deposit maturing within one year, $143.4 million in certificates of deposit maturing between one and five years, and $362.2 million in interest-bearing money market deposits, for an aggregate exposure of $1,341.6 million in brokered deposits at WEX Bank.
Additionally, under our 2016 Credit Agreement and Notes, we had $2,780.8 million of indebtedness outstanding at December 31, 2019, of which approximately 35% was at variable interest rates for which we have not entered into interest rate swap agreements to fix the future interest payments. An increase in interest rates would increase the cost of borrowing under our 2016 Credit Agreement.
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
Our business is subject to a wide variety of laws, rules, regulations and government policies under the Dodd-Frank Act, which may have a significant impact on our business, results of operation and financial condition.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. Since enactment, the Dodd-Frank Act has generally resulted in increased government regulation and supervision, and when fully implemented, will, among other things, result in substantial changes in the regulation of derivatives and capital market activities. The ultimate impact of the Dodd-Frank Act is difficult to assess because many provisions are being phased in over time and because the current presidential administration has indicated it may make or propose changes to provisions of the Dodd-Frank Act. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes could also include clearing and execution methodology of our derivatives transactions. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions. Additionally, we are required to pay to the lenders under the 2016 Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the 2016 Credit Agreement.
The Dodd-Frank Act also created the CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Other Items – Regulation - United States – The Consumer Financial Protection Bureau.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
As required under the Dodd-Frank Act, the Government Accountability Office issued its study on the implications of any elimination of the exemption to the definition of “bank” for industrial banks under the Bank Holding Company Act. The study did not make a recommendation regarding the elimination of this exemption. However, if this exemption were eliminated without any grandfathering or accommodations for existing institutions, we could be required to become a bank holding company which could prompt us to either cease certain activities or divest WEX Bank.
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
The Dodd-Frank Act and any related legislation or regulations, or any repeal or replacement of such legislation or regulations, may have a material impact on our business, results of operations and financial condition. The full impact of the Dodd-Frank Act will not be known until all of the regulations implementing the statute are adopted and implemented. However, compliance with these laws and regulations, including any subsequent repeals or amendments of them, may require us to make changes to our business, and, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs. We have invested significant management time and resources to address the various provisions of the Dodd-Frank Act and the numerous regulations that are required to be issued under it, and may have to invest significant additional time, including to address any changed business environment resulting from a repeal or replacement of all or part of the Dodd Frank Act and any related legislation or regulation.
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

Revenue we received from services we provided to our top five customers and strategic relationships accounted for approximately 13 percent of our total revenues in 2019. Accordingly, we are dependent on maintaining our strategic relationships and our results of operations would be lower in the event that any of these relationships ceases to exist. Likewise, we have agreements with the major oil companies, fuel retailers and truck stop merchants whose locations accept our payment processing services. The termination of any of these agreements would reduce the number of locations where our payment processing services are accepted; therefore, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.
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
Our pending acquisition of eNett and Optal is subject to customary closing conditions, including regulatory approvals. The failure to satisfy all of the required closing conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve in the transaction. If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business. In addition, if upon the satisfaction of the closing conditions and the expiration of a marketing period in connection with our debt financing, we fail to consummate the transaction (and in certain other limited circumstances), we may be required to pay eNett and Optal cash termination fees in the aggregate amount of $51.0 million.
There can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition of eNett and Optal will be completed. Even if we are able to successfully complete the acquisition of eNett and Optal, the size and complexity of the organization may result in delays in achieving anticipated or planned benefits, including those benefits relating to commercial strategies and financial advantages.
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

•	enforceability of intellectual property and contract rights;

•	potentially adverse tax consequences due to, but not limited to, the repatriation of cash and negative consequences from changes in or interpretations of tax laws

•	competitive pressure on products and services from companies based outside the U.S. that can leverage lower costs of operations;

•	the United Kingdom’s exit from the European Union (EU) (commonly referred to as “Brexit”) on January 31, 2020; and

•	local labor conditions and regulations.

We cannot assure you that our investments outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.
The United Kingdom’s departure from the EU, or Brexit, could adversely affect us.

During June 2016, the U.K. held a referendum in which voters approved an exit from the EU, commonly referred to as Brexit. On January 24, 2020, the U.K. Parliament approved a withdrawal agreement (the “Withdrawal Agreement”) between the U.K. and the EU. On January 31, 2020, the U.K. exited the European Union and under the Withdrawal Agreement, the U.K. is subject to an eleven-month transition period (the “Transition Period”) by which to leave the single market and customs union.

The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU after the Transition Period could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro, which in turn could adversely affect us or our customers and companies that do business with us. Such uncertainties could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our customers.

If the U.K. and the EU are unable to negotiate acceptable trading and customs terms, barrier-free access between the U.K. and other EU member states could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, will impact our U.K. operations.

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
Our operations are subject to substantial regulation both domestically and internationally. There are often new regulatory efforts which could result in significant constraints and may impact our operations. These existing and emerging regulations can make the expansion of our business very difficult and negatively impact our revenue. Among the regulations that impact us or could impact us are those governing: interchange rates; interest rate and fee restrictions; credit access and disclosure requirements; collection and pricing requirements; compliance obligations; data security and data breach requirements; identity theft avoidance programs; health care mandates; the cost and scope of public and private health insurance coverage; and, anti-money laundering compliance programs. We also often must obtain permission from government regulators to conduct business in new locations or in connection with the transfer of licenses for businesses that we acquire. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could negatively impact our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.

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
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information, and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, imposes additional restriction on the collection, processing and disclosure of personally-identifiable data, including imposing increased penalties on data privacy incidents. In Europe, the adoption of General Data Protection Regulation (commonly referred to as GDPR) also requires additional privacy protections and extends the scope of the EU data protection laws to all companies processing data of EU residents, regardless of the company’s location. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry, or PCI, standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.
Changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect our future results.
We are subject to taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. Any of these changes could have a material adverse effect on our profitability. For example, the 2017 Tax Act enacted in December 2017 had a significant impact on our tax obligation and effective tax rate for the fourth quarter of 2017. We are also subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect our financial condition and operating results.
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
Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand and other factors, the high level of competition existing within our industry, and the level of overall economic activity. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect our operations and cash flow, and could result in an impairment of goodwill. Our reporting units are tested annually during the fourth fiscal quarter of each year, or on an interim basis if impairment indicators exist in order to determine whether their carrying value exceeds their fair value. We use a combination of discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units and to determine the amount of any goodwill impairment. In addition, our definite-lived intangible assets are tested for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable.

If we determine the fair value of the reporting units is less than their carrying value as a result of the annual or interim goodwill tests, or the carrying value of our definite-lived intangible asset exceeds the undiscounted cash flows generated from the use of the asset, an impairment loss may be recognized. Any such write-down would adversely affect our results of operations.
While we currently believe that the fair value of our reporting units substantially exceeds carrying value and that our goodwill will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units and the weighted-average cost of capital used in the annual valuation could result in impairment losses. In addition, while we believe that the expected future cash flows to the Company resulting from the use of our definite-lived intangible assets far exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, and technological obsolescence could result in impairment losses and/or an acceleration of amortization expense.
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
We utilize a combination of proprietary and third-party technologies, including third-party owned and operated “cloud” technologies or third-party managed technology platforms and processing systems, to conduct our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. To the extent that our proprietary technology or a third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.
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
Under the Financial Services Modernization Act of 1999, also referred to as the Gramm-Leach-Bliley Act or GLBA, and some state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures governing the collection and distribution of nonpublic personal information about customers. In some cases, these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
When we handle individually identifiable health information, regulations issued under Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements.
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

Unpredictable events, including natural catastrophes or public health crises, dangerous weather conditions, technology failure, and terrorist attacks in the locations in which we or our customers operate may adversely affect our ability to conduct business and could impact our results.
Terrorist attacks, power failure, natural disaster (such as the 2019 Australian bushfire crisis) and rapid spread of infectious disease (such as the 2019 novel coronavirus) could interrupt our operations by causing disruptions in global markets, economic conditions and travel and tourism, and triggering large-scale technology failures or delays. Events such as these, if continuing or significant, could impact our operations, financial results and profitability.
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

In order to maintain flexibility in the growth and expansion of our payments operations, we have registered as a money service business with FinCEN and have obtained money transmitter licenses (or their equivalents) in most states and expect to continue the license application process in additional jurisdictions throughout the United States as needed to accommodate new product development. Our efforts to acquire and maintain these licenses could result in significant management time, effort, and cost, and may still not guarantee compliance given the constant state of change in these regulatory frameworks. Accordingly, costs associated with changes in compliance requirements, regulatory audits, enforcement actions, reputational harm, or other regulatory limits on our ability to grow our payment processing business could adversely affect our financial results.
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the FCPA, the United Kingdom Bribery Act of 2010 (“UKBA”) and the Brazilian Anti-Corruption Law (“ACL”).
We are subject to the FCPA, the ACL and the UKBA, as we own subsidiaries organized under UK and Brazilian law, which serve as a holding companies for other subsidiaries. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. The UKBA is broader in its reach and prohibits bribery in purely commercial contexts in addition to bribery of government officials, and it does not allow certain exceptions that are permitted by the FCPA. Other countries in which we operate or have operated, including Brazil and other countries where we intend to operate, also have anti-corruption laws, which we are, have been or will be subject to.
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business. We also have a number of contracts with third-parties that are owned or controlled by foreign governments. These interactions and contracts create a risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, UKBA, ACL or other similar laws, we could be held liable for such unauthorized actions taken by our employees or agents.
In recent years, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
Although we have policies and procedures designed to ensure that we, our employees, agents and intermediaries comply with the FCPA, ACL and UKBA, such policies or procedures may not work effectively all of the time or protect us against liability for actions taken by our employees, agents and intermediaries with respect to our business or any businesses that we may acquire. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable anti-corruption laws, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Any violation of the FCPA, the UKBA or similar laws and regulations, including the ACL, could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA, ACL or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operation. The possibility of violations of the FCPA, UKBA, ACL or similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities, harm our operating results, trigger a default under the 2016 Credit Agreement or result in regulatory proceedings against us.
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

As we expand our business operations domestically and internationally, and as we implement new accounting standards promulgated by the FASB, we will need to maintain effective internal control over financial reporting and disclosure controls and procedures. If we are unable to do so, our external auditors could issue a qualified opinion on the effectiveness of our internal control over financial reporting.
Ineffective internal control over financial reporting and disclosure controls and procedures could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities or affect our ability to access the capital markets and could result in regulatory proceedings against us by, among others, the SEC. Currently, we are cooperating with an SEC investigation arising from the revision of our financial statements in 2019 due to issues involving our Brazil subsidiary, including our financial and disclosure controls and procedures. At this time, it is not possible to predict the outcome of the SEC’s inquiry, including whether or not any proceeding will be initiated or, if so, when or how the matter will be resolved.
Material weaknesses in internal control over financial reporting have in the past and could in the future lead to deficiencies in the preparation of financial statements. Deficiencies in the preparation of financial statements, could lead to litigation claims against us. The defense of any such claims may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could also affect our ability to raise capital to fund future business initiatives.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
All of our facilities are leased. Our corporate headquarters, located in Portland, Maine, consists of 90,000 square feet, pursuant to a lease that expires in 2034. We lease an additional 153,652 square feet of space located in Cumberland County, Maine, primarily for operations and storage use, under multiple lease arrangements that expire at various dates between 2021 and 2025. We lease 49,418 square feet and 179,144 square feet of space in Minnesota and North Dakota, respectively, primarily for WEX Health operations. These leases expire at various dates between 2020 and 2030. We also lease facilities in various other locations in the United States and around the world.
ITEM 3. LEGAL PROCEEDINGS
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the fourth quarter of 2019. From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10-K for the year ended December 31, 2018 due to issues involving our Brazil subsidiary, including financial and disclosure controls and procedures. At this time, it is not possible to predict the outcome of the SEC’s inquiry, including whether or not any proceeding will be initiated or, if so, when or how the matter will be resolved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 21, 2020, the closing price of our common stock was $231.60 per share, there were 43,341,984 shares of our common stock outstanding and there were 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a consolidated leverage ratio, testing consolidated funded indebtedness (excluding (i) up to $350 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to $150.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars held by the Company and its subsidiaries) to consolidated EBITDA of 2.50:1.00 for the most recent period of four fiscal quarters. In addition, the purchase agreement that the Company entered into on January 24, 2020 for the acquisition of eNett and Optal prohibits the Company from declaring or paying dividends without the prior written consent of the sellers prior to the closing of the acquisition.
Share Repurchases
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock, expiring in September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the year ended December 31, 2019. The dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth our summary historical financial information for the periods ended and as of the dates indicated. You should read the following historical financial information along with Item 7 and the consolidated financial statements and related notes thereto contained in this Annual Report on Form 10–K. The financial information included in the table below is derived from our audited financial statements:

	December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Income statement information, for the year ended
Total revenues	$1,723,691	$1,492,639	$1,248,577	$1,012,488	$853,949
Total operating expenses	$1,337,850	$1,112,001	$1,015,154	$853,963	$650,155
Financing interest expense	$134,677	$105,023	$107,067	$113,418	$46,189
Net realized and unrealized gains on fuel price derivatives	$—	$—	$—	$711	$5,848
Net income attributable to shareholders	$99,006	$168,295	$160,062	$23,499	$76,196
Weighted average basic shares of common stock outstanding	43,316	43,156	42,977	40,809	38,771
Basic income per share	$2.29	$3.90	$3.72	$0.58	$1.97
Weighted average diluted shares of common stock outstanding	43,769	43,574	43,105	40,914	38,843
Diluted income per share	$2.26	$3.86	$3.71	$0.57	$1.96
Balance sheet information, at end of period
Total assets	$8,298,418	$6,770,595	$6,688,866	$5,937,859	$3,837,171
Total liabilities	$6,205,017	$4,974,671	$5,058,766	$4,522,969	$2,786,653
Redeemable non-controlling interest[1]	$156,879	$—	$—	$—	$—
Total stockholders’ equity	$1,936,522	$1,795,924	$1,630,100	$1,414,890	$1,050,518

1 On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits. The agreement provides the seller with a put right and the Company with a call right for the equity interest. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity. Refer to Item 8 – Note 20, Redeemable Non-Controlling Interest, for further information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 and financial condition at December 31, 2019 and 2018 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A is presented in the following sections:

•	2019 Highlights and Year in Review

•	Recent Events

•	Segments

•	Results of Operations

•	Application of Critical Accounting Policies and Estimates

•	New Accounting Standards

•	Liquidity, Capital Resources and Cash Flows
2019 Highlights and Year in Review
The following events and accomplishments occurred during 2019:

•	Contributions from all three of our segments resulted in the Company reaching approximately $1.7 billion in annual revenues in 2019, 15 percent growth relative to the prior year.

•
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). The acquisition strengthens our position in the European market, grows our existing customer base and reduces our sensitivity to retail fuel prices.

•	The Company converted the acquired Chevron fleet customer portfolio onto our payment processing platform during second quarter of 2019.

•
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, of which $50.0 million was paid during the fourth quarter of 2019. State Bankshares, Inc., the seller of Discovery Benefits, obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. This acquisition provides our partners and customers with a more comprehensive suite of products and services and opens go-to-market channels to include consulting firms and brokers.

•
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a total purchase price of $29.0 million. Pavestone Capital complements our existing factoring business.

•
On January 24, 2019, the Company acquired Noventis, an electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million. This acquisition expands our reach as a corporate payments supplier and provides more channels to billing aggregators and financial institutions.

•
The Company successfully executed three separate amendments of our 2016 Credit Agreement in 2019, which among other things, increased the outstanding amounts under our term loans by $700.0 million and increased our commitments under the revolving credit facility by $100 million. In addition, we extended the maturity on term B loans to May 2026.

Our Company’s management regularly monitors key metrics in order to measure our current performance and project future performance. Management believes the following metrics, many of which are discussed in more detail later in this section, were important to our overall performance in 2019 as they provide enhanced information and data underlying our financial results:

•
Average number of vehicles serviced increased 19 percent from 2018 to approximately 14.0 million for 2019, primarily related to growth in our worldwide customer base. As of December 31, 2019, vehicles serviced totaled 14.9 million.

•
Total fuel transactions processed increased 11 percent from 2018 to 612.4 million in 2019 due primarily to organic growth in North America, including impacts of two large customer migrations. Total payment processing transactions increased 10 percent from 2018 to 505.3 million in 2019, and transaction processing transactions increased 15 percent from 2018 to 107.1 million in 2019.

•	The average U.S. fuel price per gallon during 2019 was $2.80, a 5 percent decrease as compared to the prior year.

•
Credit loss expense in the Fleet Solutions segment increased 10 percent to $59.8 million during 2019, as compared to $54.5 million during 2018. Our credit losses were 15.1 basis points of fuel expenditures for 2019, as compared to 12.5 basis points of fuel expenditures for 2018, an increase of 21 percent primarily due to higher losses in the small fleet over-the-road business as compared to 2018.

•
Our Travel and Corporate Solutions purchase volume grew to $39.6 billion in 2019, a 14 percent increase from 2018, primarily due to strong domestic growth in our corporate payment product and worldwide gains in our travel product.

•
Health and Employee Benefit Solutions average number of SaaS accounts in the U.S. grew 17% to 12.9 million in 2019 from 11.0 million in 2018. Likewise, U.S. purchase volume grew by $391.9 million in 2019, an 8 percent increase as compared to 2018.

•	Our effective tax rate was 28.3 percent for 2019 as compared to 28.9 percent for 2018. The decrease in our effective tax rate was primarily due to the jurisdictional earnings mix.
Recent Events
On January 24, 2020, we entered into a purchase agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, WEX will acquire all of the issued share capital of eNett and Optal from Travelport Limited, Toro Private Holdings I, Ltd., and the other shareholders of eNett and Optal, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals.

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

Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$457,244	$464,980	$(7,736)	(2)%
Account servicing revenue	164,735	162,662	2,073	1%
Finance fee revenue	245,082	190,528	54,554	29%
Other revenue	171,334	156,970	14,364	9%
Total revenues	$1,038,395	$975,140	$63,255	6%

Key operating statistics
Payment processing revenue:
Payment processing transactions(1)	505,292	459,309	45,983	10%
Payment processing fuel spend(2)	$37,372,684	$36,991,903	$380,781	1%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.80	$2.95	$(0.15)	(5)%
Net payment processing rate(3)	1.22%	1.26%	(0.04)%	(3)%
(a) The impact of foreign currency exchange rate fluctuations reduced Fleet Solutions revenue by $7.3 million in 2019, compared to the prior year.
(1) Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
(2) Payment processing fuel spend represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
(3) Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees.
Revenues
Payment processing revenue decreased $7.7 million for 2019, as compared to 2018, due primarily to lower average fuel prices in North America and the negative impact of foreign currency exchange rate fluctuations. These unfavorable impacts were almost entirely offset by higher payment processing volumes and the acquisition of the Go Fuel Card business. Over half of the late fee and volume increases were due to the onboarding of two major North American oil portfolios.
Account servicing revenue in 2019 was generally consistent with account servicing revenue in 2018.
Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Finance income	$208,911	$153,446	$55,465	36%
Factoring fee revenue	36,171	37,082	(911)	(2)%
Total finance fee revenue	$245,082	$190,528	$54,554	29%
Finance income primarily consists of late fees and interest charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed, including, but not limited to (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by (i) changes in late fee rates and (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. Periodically, we assess the market rates associated within our industry to determine appropriate late fee rates. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Finance income increased $55.5 million in 2019, as compared to 2018, primarily attributable to customer acquisitions and higher weighted average late fee rates in near equal proportions, partly offset by lower average customer receivables as a result of the decline in domestic price per gallon. For the majority of 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively, as compared to monthly late fee rates and minimum finance charges of up to 7.99 percent and $75, respectively, during 2018. The weighted average late fee rate, net of related charge-offs was 5.4 percent and 4.5 percent for 2019 and 2018, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of 2019 or 2018.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for 2019 was generally consistent with 2018.
Other revenue increased $14.4 million in 2019, as compared to 2018, due primarily to increased fees associated with growth in vehicles serviced.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$205,034	$190,109	$14,925	8%
Service fees	$7,208	$7,212	$(4)	—%
Provision for credit losses	$59,816	$54,484	$5,332	10%
Operating interest	$22,141	$16,502	$5,639	34%
Depreciation and amortization	$43,570	$39,720	$3,850	10%

Other operating expenses
General and administrative	$79,717	$72,404	$7,313	10%
Sales and marketing	$168,155	$157,240	$10,915	7%
Depreciation and amortization	$86,865	$81,818	$5,047	6%
Impairment charges	$—	$3,225	$(3,225)	(100)%

Operating income	$365,889	$352,426	$13,463	4%
Cost of services
Processing costs increased $14.9 million for 2019, as compared to 2018, due primarily to higher expenses associated with the onboarding of customer acquisitions.
Service fees for 2019 were generally consistent with service fees in in 2018.
Provision for credit losses increased $5.3 million for 2019, as compared to 2018 due to an increase in credit losses related to smaller customers in our over-the-road business, partly offset by lower fraud losses.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 15.1 basis points of fuel expenditures for 2019, as compared to 12.5 basis points of fuel expenditures for 2018. We generally use a roll-rate methodology to calculate the amount necessary for our ending receivable reserve balance. This methodology considers total receivable balances, recent charge-off experience, recoveries on previously charged off accounts, and the dollars that are delinquent to calculate the total reserve. In addition, management undertakes a detailed evaluation of the receivable balances to help further ensure overall reserve adequacy. The expense we recognize in each quarter is the amount necessary to bring the reserve to its required level based on accounts receivable aging and net charge offs.

Operating interest expense increased $5.6 million in 2019, as compared to 2018, primarily due to higher interest rates paid on deposits and volume growth.
Depreciation and amortization increased $3.9 million in 2019, as compared to 2018, due primarily to the amortization of merchant networks obtained in the Go Fuel Card acquisition.
Other operating expenses
General and administrative expenses increased $7.3 million in 2019, as compared to 2018, due primarily to acquisition-related costs during 2019 and higher stock-based compensation associated with the Company’s performance.
Sales and marketing expenses increased $10.9 million in 2019, as compared to 2018, due primarily to an increase in personnel-related costs resulting from higher volumes and financial performance, as well as higher marketing costs related to significant 2019 customer acquisitions.
Depreciation and amortization increased $5.0 million in 2019, as compared to 2018, due primarily to the amortization of the Chevron customer portfolio intangible asset and customer relationships obtained in the Go Fuel Card acquisition. This increase was partly offset by lower amortization expense on intangible assets related to acquisitions from prior periods.
During our annual goodwill assessment completed in the fourth quarter of 2018, we recorded a non-cash goodwill impairment charge of $3.2 million for our Brazil fleet reporting unit. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$303,385	$203,289	$100,096	49%
Account servicing revenue	43,293	37,262	6,031	16%
Finance fee revenue	2,086	1,391	695	50%
Other revenue	19,062	61,402	(42,340)	(69)%
Total revenues	$367,826	$303,344	$64,482	21%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(1)	$39,632,411	$34,702,614	$4,929,797	14%
(a) The impact of foreign currency exchange rate fluctuations reduced Travel and Corporate Solutions revenue by $4.5 million in 2019, compared to the prior year.
(1) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
Payment processing revenue increased $100.1 million for 2019, as compared to 2018, due primarily to a 2019 contract amendment, the acquisition of Noventis and volume related increases. The increase was partly offset by an unfavorable impact of foreign currency exchange rate fluctuations. The contract amendment resulted in an increase in payment processing revenue, with an offsetting reduction in other revenue.
Account servicing revenue increased $6.0 million for 2019, as compared to 2018, primarily due to the acquisition of Noventis and higher SaaS licensing fees earned on our accounts receivable and accounts payable platforms.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations in 2019 or 2018. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either 2019 or 2018.
Other revenue decreased $42.3 million for 2019, as compared to 2018, due primarily to the recent contract amendment discussed in payment processing revenue above.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$62,179	$44,949	$17,230	38%
Service fees	$27,654	$27,573	$81	—%
Provision for credit losses	$5,914	$7,319	$(1,405)	(19)%
Operating interest	$17,496	$14,247	$3,249	23%
Depreciation and amortization	$17,044	$15,245	$1,799	12%

Other operating expenses
General and administrative	$36,164	$26,151	$10,013	38%
Sales and marketing	$58,927	$47,939	$10,988	23%
Depreciation and amortization	$18,144	$14,813	$3,331	22%
Impairment charge	$—	$2,424	$(2,424)	(100)%

Operating income	$124,304	$102,684	$21,620	21%

Cost of services
Processing costs increased $17.2 million in 2019, as compared to 2018, due primarily to the acquisition of Noventis and volume related increases.
Service fees in 2019, were generally consistent with service fees in 2018, as benefits resulting from the onboarding of transactions to an internal processing platform were offset by the impact of higher volumes.
Provision for credit losses decreased $1.4 million in 2019, as compared to 2018, resulting from recoveries on amounts previously charged-off and the absence of a discrete customer reserve taken during 2018.
Operating interest increased $3.2 million in 2019, as compared to 2018, primarily due to higher interest rates paid on deposits and volume growth.
Depreciation and amortization expenses increased $1.8 million in 2019, as compared to 2018, due primarily to the amortization of software obtained in the Noventis acquisition, partly offset by lower amortization expense on intangible assets related to acquisitions from prior periods.
Other operating expenses
General and administrative expenses increased $10.0 million in 2019, as compared to 2018, primarily due to costs associated with the Noventis acquisition including the expense incurred to accelerate vesting of options awards.
Sales and marketing expenses increased $11.0 million in 2019, as compared to 2018, primarily due to higher relative commission payments to partners and the Noventis acquisition.
Depreciation and amortization increased $3.3 million in 2019, as compared to 2018, due primarily to higher amortization on customer relationships obtained as part of the Noventis acquisition.
During 2018, we recognized a $2.4 million non-cash impairment charge to write-off certain property and equipment.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Revenues(a)
Payment processing revenue	$64,963	$55,722	$9,241	17%
Account servicing revenue	205,524	108,172	97,352	90%
Finance fee revenue	150	16,708	(16,558)	(99)%
Other revenue	46,833	33,553	13,280	40%
Total revenues	$317,470	$214,155	$103,315	48%

Key operating statistics
Payment processing revenue:
Purchase volume(1)	$5,206,275	$4,814,328	$391,947	8%
Account servicing revenue:
Average number of SaaS accounts(2)	12,926	11,020	1,906	17%
(a)The impact of foreign currency exchange rate fluctuations reduced Health and Employee Benefit Solutions revenue by $1.3 million in 2019, as compared to the prior year.
(1) Purchase volume represents the total US dollar value of all transactions where interchange is earned by WEX.
(2) Average number of SaaS accounts represents the number of active Consumer Directed Health, COBRA, and billing accounts on our SaaS platforms in the US.
Payment processing revenue increased $9.2 million for 2019, as compared to 2018, resulting primarily from the acquisition of Discovery Benefits.
Account servicing revenue increased $97.4 million for 2019, as compared to 2018, primarily due to the acquisition of Discovery Benefits and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform and higher revenue earned on HSA assets.
Finance fee revenue decreased $16.6 million in 2019, as compared to 2018, due primarily to the accounting impact of our WEX Latin America securitization arrangement, as discussed further below.
Other revenue increased $13.3 million in 2019, as compared to 2018, primarily due to realized gains on the sale of WEX Latin America customer receivables under a securitization arrangement. Prior to an amendment of this securitization arrangement during the third quarter of 2018, the revenue associated with these customer receivables was primarily included in finance fee revenue. The increase in other revenue was also attributable to growth in ancillary services to cardholders as a result of the increased number of SaaS platform participants and HSA assets. The acquisition of Discovery Benefits also contributed to the increase in other revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Cost of services
Processing costs	$133,226	$74,392	$58,834	79%
Service fees	$22,165	$18,870	$3,295	17%
Provision for credit losses	$(66)	$4,679	$(4,745)	NM
Operating interest	$2,278	$7,658	$(5,380)	(70)%
Depreciation and amortization	$34,111	$24,970	$9,141	37%

Other operating expenses
General and administrative	$35,739	$30,536	$5,203	17%
Sales and marketing	$32,788	$24,055	$8,733	36%
Depreciation and amortization	$34,975	$21,517	$13,458	63%

Operating income	$22,254	$7,478	$14,776	198%

NM - Not Meaningful
Cost of services
Processing costs increased $58.8 million in 2019, as compared to 2018, due primarily to the acquisition of Discovery Benefits and volume-related WEX Health increases, including higher personnel-related costs.
Service fees increased $3.3 million in 2019, as compared to 2018, due primarily to costs associated with payments made to third parties for the funding of higher asset balances and an increase in participants utilizing our SaaS healthcare offerings.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations in either 2019 or 2018.
Operating interest decreased $5.4 million in 2019, as compared to 2018. During the third quarter of 2018, we amended our WEX Latin America securitization agreement, resulting in sale accounting treatment upon the transfer of related customer receivables. As such, our associated cost of funding is now part of the gain on sale of the receivables and is recorded within other revenue.
Depreciation and amortization expenses increased $9.1 million in 2019, as compared to 2018, resulting primarily from the amortization of software obtained in the Discovery Benefits acquisition and higher depreciation expense on internally developed software as we continued to invest in technology.
Other operating expenses
General and administrative expenses increased $5.2 million in 2019, as compared to 2018, due to the acquisition of Discovery Benefits.
Sales and marketing increased $8.7 million in 2019, as compared to 2018, due primarily to the acquisition of Discovery Benefits and an increase in WEX Health personnel-related costs.
Depreciation and amortization increased $13.5 million in 2019, as compared to 2018, due primarily to amortization of customer relationship intangible assets obtained in the Discovery Benefits acquisition.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Other operating expenses
General and administrative	$124,187	$80,228	$43,959	55%
Depreciation and amortization	$2,420	$1,722	$698	41%
General and administrative expenses increased $44.0 million for 2019 as compared to 2018, due primarily to higher professional fees associated with acquisition-related and integration costs attributed to recently completed acquisitions, debt restructuring costs incurred as part of our 2019 amendments to our 2016 Credit Agreement and costs incurred to remediate internal control material weaknesses identified during the prior year. Higher personnel-related costs also contributed to the increase.
Other unallocated corporate expenses were not material to the Company’s operations in either 2019 or 2018.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2019	2018	Amount	Percent
Financing interest expense	$(134,677)	$(105,023)	$29,654	28%
Net foreign currency loss	$(926)	$(38,800)	$(37,874)	98%
Net unrealized (loss) gain on financial instruments	$(34,654)	$2,579	$37,233	NM
Non-cash adjustments related to tax receivable agreement	$932	$(775)	$1,707	NM
Income taxes	$61,223	$68,843	$(7,620)	(11)%
Net (loss) income from non-controlling interests	$(1,030)	$1,481	$2,511	NM
Accretion of non-controlling interest	$(57,317)	$—	$(57,317)	NM
NM - Not Meaningful
Financing interest expense increased $29.7 million in 2019, as compared to 2018. This increase was primarily due to additional debt balances outstanding following our 2019 amendments to our 2016 Credit Agreement, which were primarily used to fund the acquisitions of Noventis and Discovery Benefits.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, accounts receivable and accounts payable balances, including intercompany transactions that are denominated in foreign currencies. In 2019, net foreign currency loss was $0.9 million, as compared to $38.8 million in 2018. In 2018, the U.S. dollar strengthened relative to all major foreign currencies in which we transact, including the Euro, British pound sterling, Australian dollar, Brazilian real and Canadian dollar.
Net unrealized loss on financial instruments increased $37.2 million in 2019, as compared to 2018, primarily due to a decrease in the LIBOR forward yield curve.
Non-cash adjustments related to tax receivable agreement were not material to operations in 2019 or 2018.
Our effective tax rate was 28.3 percent for 2019 as compared to 28.9 percent for 2018. The decrease in our effective tax rate was primarily due to the jurisdictional earnings mix.

Net (loss) income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for 2019 or 2018.
The accretion of the non-controlling interest in the U.S. Health business was $57.3 million in 2019, resulting from an adjustment to the redemption value as calculated per the Discovery Benefits acquisition agreement.

Year Ended December 31, 2018, Compared to the Year Ended December 31, 2017
Discussion and analysis of the year ended December 31, 2018 compared to the year ended December 31, 2017 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2018, as amended by our Annual Report on Form 10–K/A, as filed with the SEC on March 20, 2019.
Non-GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, restructuring and other costs, gain on divestiture, impairment charges, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, similar adjustments attributable to our non-controlling interests and certain tax related items.
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

•
Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, accounts receivable and accounts payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.

•
The Company considers certain acquisition-related costs, including certain financing costs, investment banking fees, warranty and indemnity insurance, certain integration related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.

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

•
We exclude restructuring and other costs when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations and remediate the prior year material weaknesses, all with an objective to improve scale and efficiency and increase profitability going forward.

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

•
The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, and non-cash adjustments related to the tax receivable agreement have no significant impact on the ongoing operations of the business.

•
The tax related items are the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.

For the same reasons, WEX believes that adjusted net income may also be useful to investors when evaluating the Company’s performance. However, because adjusted net income is a non-GAAP measure, it should not be considered as a substitute for, or superior to, net income as determined in accordance with GAAP. In addition, adjusted net income as used by WEX may not be comparable to similarly titled measures employed by other companies.
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
(In thousands)	2019	2018	2017
Net income attributable to shareholders	$99,006	$168,295	$160,062
Unrealized loss (gain) on financial instruments	34,654	(2,579)	(1,314)
Net foreign currency remeasurement loss (gain)	926	38,800	(31,487)
Acquisition-related intangible amortization	159,431	138,186	153,810
Other acquisition and divestiture related items	37,675	4,143	5,000
Gain on divestiture	—	—	(20,958)
Stock-based compensation	47,511	35,103	30,487
Restructuring and other costs	25,106	13,717	11,129
Impairment charges	—	5,649	44,171
Debt restructuring and debt issuance cost amortization	21,004	14,101	10,519
Non-cash adjustments related to tax receivable agreement	(932)	775	(15,259)
ANI adjustments attributable to non-controlling interests	53,035	(1,370)	(1,563)
Tax related items	(74,743)	(53,918)	(115,278)
Adjusted net income attributable to shareholders	$402,673	$360,902	$229,319

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

The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, online travel agencies and health partners which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records.

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

The Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such rebates constitute consideration payable to a customer or other parties that purchase services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. Fee rebates made to certain other partners were determined to be costs to obtain a contract and are recorded as sales and marketing expenses.

The Company earns revenue on overdue accounts, which is recognized as revenue at the time the fees are assessed.

The Company generally records revenue net of consideration retained based upon its conclusion that the Company is the agent in its principal versus agent relationships.

In preparing the financial statements, management must make estimates related to contractual terms, customer performance and sales volumes to determine the total amounts recorded as deductions, such as rebates and incentives, from revenue. Rebates and incentives are calculated based on estimated performance and the terms of the related business agreements. Management also considers historical results in making such estimates. The actual amounts ultimately paid to the customer may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.

See Item 8 — Note 1, Summary of Significant Accounting Policies, for accounting guidance applied prior to the Company’s adoption of Topic 606.

Reserve for Credit Losses

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
The reserve for losses relating to accounts receivable represents management’s estimate of the losses inherent in the Company’s outstanding portfolio of receivables, including fraud losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in its financial statements, to the net realizable value.

Management has consistently considered its portfolio of charge card receivables as a large group of smaller balance accounts that it has collectively evaluated for impairment. Reserves for losses on these receivables are primarily based on a model that analyzes specific portfolio statistics, including average charge-off rates for various stages of receivable aging (including: current, 30 days, 60 days and 90 days) over historical periods including average bankruptcy and recovery rates. Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy by the customer.

The reserve reflects management’s judgment regarding overall reserve adequacy. Management considers whether to adjust the reserve that is calculated by the analytic model based on other factors, such as the actual charge-offs for the preceding reporting periods, expected charge-offs and recoveries for the subsequent reporting periods, a review of accounts receivable balances that become past due, changes in customer payment patterns, known fraudulent activity in the portfolio, as well as leading economic and market indicators.

To the extent historical credit experience is not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2019, we have an estimated reserve for credit losses that is 1.93 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses for the year by $13.6 million. As of December 31, 2019, 2018 and 2017, our reserve for credit losses in an annual period has ranged from 1.34 percent to 1.93 percent of the total gross accounts receivable balance.

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
  An acquisition not meeting the criteria to be accounted for as a business combination is accounted for as an asset acquisition. Asset acquisitions are recorded at purchase price, allocated based on the relative fair value of identifiable assets and liabilities. No goodwill is recorded in an asset acquisition.
  Goodwill is comprised of the cost of business acquisitions in excess of the fair value assigned to the net tangible and identifiable intangible assets acquired. Acquired intangible assets result from the allocation of the cost of an acquisition.

Goodwill is not amortized but is reviewed for impairment annually, or when events or changes in the business environment indicate that the carrying value of the reporting units may exceed their fair value. The annual review of goodwill is performed as of October 1 of each year.

The Company tests definite-lived intangible assets for impairment if conditions exist that indicate the carrying value may not be recoverable.

Such circumstances would include, but are not limited to, a significant decrease in the perceived market price of the intangible, a significant adverse change in the way the asset is being used, or a history of operating or cash flow losses associated with the use of the intangible.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including projected financial information, effective income tax rates, present value discount factors, and long-term growth expectations. The Company utilizes third-party specialists to assist management with the identification and valuation of intangible assets using customary valuation procedures and techniques.

The Company’s annual goodwill impairment test is quantitative. For the reporting units that carry goodwill balances, our impairment test consists of a comparison of each reporting unit’s carrying value to its estimated fair value. A reporting unit, for the purpose of the impairment test, is one level below the operating segment level. We have three reporting segments that are further broken into several reporting units for the impairment review. The estimated fair value for the majority of our reporting units is estimated using a combination of discounted estimated future cash flows and prices for comparable businesses. An appropriate discount rate is used, as well as risk premium for specific business units, based on the Company’s cost of capital or reporting unit-specific economic factors. We generally validate the model through a reconciliation of the fair value of all our reporting units to our overall market capitalization. The assumptions used to estimate the discounted cash flows are based on our best estimates about payment processing fees/interchange rates, sales volumes, costs (including fuel prices), future growth rates, working capital needs, capital expenditures and market conditions over an estimate of the remaining operating period at the reporting unit level. The discount rate at each reporting unit is based on the weighted average cost of capital that is determined by evaluating the risk free rate of return, cost of debt, and expected equity premiums.

The Company evaluates its definite-lived intangible assets for impairment under certain circumstances. Such assessment includes considering any negative financial performance, legal, regulatory, contractual or other factors that could affect significant inputs used to determine the fair value of the asset and other relevant entity-specific events such as changes in strategy or customers that could affect significant inputs used in determining fair value. If the Company determines that it is not more likely than not that the asset is impaired, then the Company does not perform a quantitative impairment test. If the Company determines that the asset is more likely than not impaired, then a quantitative test is performed comparing the fair value of the asset with its carrying amount and impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value. Fair value measurements under FASB Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements and Disclosures, are based on the assumptions of market participants. When determining the fair value of the asset group, entities must consider the highest and best use of the assets from a market-participant perspective.

If the Company incorrectly estimates the useful lives of its intangible assets, it would result in inaccurate amortization expense, which may lead to future impairment.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand or other economic factors. Individual reporting units may be more impacted than the Company as a whole. Specifically, during times of economic slowdown, our customers may reduce their expenditures. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect our operations, cash flow, and liquidity and could result in an impairment of goodwill or intangible assets.
Our 2019 goodwill impairment test indicated an excess of estimated fair value over the carrying amount of our reporting units ranging from approximately $16 million to $3.4 billion.
Although no reporting units are deemed at risk of impairment as of December 31, 2019, there exists the potential for future impairment should actual results deteriorate versus our current expectations. As of December 31, 2019, the Company had approximately $4.0 billion on its consolidated balance sheet related to goodwill and intangible assets of acquired entities.
The Company did not record any goodwill and intangible asset impairments during either of the years ended December 31, 2019 or 2017.
During our annual goodwill impairment test performed as of October 1, 2018, we assessed the impact of a customer loss significant to our Brazil fleet business. Based on a comparison of the calculated fair value of this reporting unit to its carrying value, the Company recorded a $3.2 million goodwill impairment charge during the year ended December 31, 2018. There is no remaining net goodwill associated with this reporting unit. The Company did not record any intangible asset impairments during the year ended December 31, 2018.

Income Taxes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in long-term deferred tax assets and liabilities, the net amount of which we show as a line item on the consolidated balance sheet. All or a portion of the benefit of income tax positions is recognized only when we have made a determination that it is more likely than not that the tax position will be sustained upon examination, based upon the technical merits of the position and other factors. For tax positions that are determined to be more likely than not sustained upon examination, the tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We must also assess the likelihood that the deferred tax assets will be realized.

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

New Accounting Standards
See Item 8 – Note 2, Recent Accounting Pronouncements, for recently issued accounting standards that have not yet been adopted.

Liquidity, Capital Resources and Cash Flows
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months. The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Use of cash(1)
• Borrowings on our 2016 Credit Agreement	• Payments on our 2016 Credit Agreement
• Brokered deposits	• Payments on maturities and withdrawals of brokered deposits
• Borrowed federal funds	• Payments on borrowed federal funds
• Participation debt	• Working capital needs of the business
• Accounts receivable factoring and securitization arrangements	• Capital expenditures
(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
Cash Flows
The table below summarizes our cash activities:

	Year ended December 31,
(In thousands)	2019	2018	2017
Net cash provided by operating activities	$663,171	$400,229	$135,427
Net cash used for investing activities	$(990,614)	$(254,175)	$(168,054)
Net cash provided by (used for) financing activities	$749,773	$(102,728)	$359,385

Operating Activities

•
Cash provided by operating activities for 2019 increased $262.9 million as compared to the prior year, resulting from an increase in accounts payable and decrease in accounts receivable primarily due to a factoring arrangement in which the Company retains the merchant payable and sells the related accounts receivable. This arrangement was in place during the twelve months ended December 31, 2019, but not in place until August of the prior year.

•
Cash provided by operating activities for 2018 increased $264.8 million as compared to the prior year, resulting from lower relative increases in accounts receivable, net of associated accounts payable as compared to the prior year, the return of collateral as a result of contract renegotiations and higher net income adjusted for noncash charges.

Investing Activities

•
Cash used for investing activities for 2019 increased $736.4 million as compared to the prior year, resulting from $882.4 million of payments made associated with the four acquisitions completed during the year.

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

Financing Activities

•
Cash provided by financing activities for 2019 increased $852.5 million as compared to the same period in the prior year, primarily due to higher overall borrowings in connection with funding the acquisitions and raising deposits in order to fund asset growth.

•
Cash used for financing activities for 2018 was $102.7 million as compared to cash provided by financing activities of $359.4 million in the prior year. This was primarily due to net repayments under our 2016 Credit Agreement and our participation debt due to a WEX Bank factoring arrangement entered into in August 2018. These cash outflows were partly offset by $178.0 million of term loan borrowings as a result of the amendments to our 2016 Credit Agreement in January and August 2018.

Liquidity
In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on a revolving balance. The Company had approximately $62.4 million and $18.9 million of receivables with revolving credit balances as of December 31, 2019 and 2018, respectively. The increase in revolving credit balances was due to the onboarding of a customer portfolio during 2019.
At December 31, 2019, approximately 96 percent of the outstanding balance of $2.7 billion of total trade accounts receivable was 29 days or less past due and approximately 97 percent of the outstanding balance of total trade accounts receivable was 59 days or less past due. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2019 or December 31, 2018.
Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of brokered deposits and borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations, our borrowings under our 2016 Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $77.4 million and $64.9 million at December 31, 2019 and 2018, respectively. These earnings are considered to be indefinitely reinvested. As discussed in Item 8 – Note 14, Income Taxes, the United States enacted the 2017 Tax Act in December 2017, which impacted foreign undistributed earnings, among other things. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would generally have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
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
Deposits and Borrowed Federal Funds
WEX Bank issues certificates of deposit in various maturities ranging between 4 months and five years, with interest rates ranging from 1.80 percent to 3.52 percent as of December 31, 2019, as compared to interest rates ranging from 1.30 percent to 3.52 percent as of December 31, 2018. As of December 31, 2019, we had approximately $979.4 million of certificates of deposit outstanding at a weighted average interest rate of 2.57 percent, compared to $850.8 million of certificates of deposit outstanding at a weighted average interest rate of 2.36 percent as of December 31, 2018.
WEX Bank also issues interest-bearing brokered money market deposits with variable interest rates ranging from 1.63 percent to 1.90 percent as of December 31, 2019, as compared to variable interest rates ranging from 2.48 percent to 2.53 percent as of December 31, 2018. As of December 31, 2019, we had approximately $362.2 million of interest-bearing brokered money market deposits at a weighted average interest rate of 1.88 percent, as compared to $283.8 million of interest-bearing brokered money market deposits at a weighted average interest rate of 2.49 percent as of December 31, 2018.
WEX Bank may issue additional brokered deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $112.6 million and $138.1 million of these deposits on hand at December 31, 2019 and 2018, respectively.

WEX Bank is required to maintain reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. The required reserve based on the outstanding customer deposits was $24.9 million and $11.1 million at December 31, 2019 and 2018, respectively.

WEX Bank also borrows from uncommitted federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were $355.0 million and $309.0 million as of December 31, 2019 and 2018, respectively, with $35.0 million of borrowings as of December 31, 2019 and no outstanding borrowings as of December 31, 2018.
WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At December 31, 2018, no amounts were available under this arrangement. Subsequently, the funding capacity of $125.0 million was reinstated. At December 31, 2019, there was no outstanding balance for ICS purchases.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement initially provided for secured tranche A and tranche B term loan facilities in original principal amounts equal to $455.0 million and $1,200.0 million, respectively, and a $470.0 million secured revolving credit facility. As of December 31, 2019, after giving effect to amendments prior to such date, we had an outstanding principal amount of $923.7 million on our secured tranche A term loan, an outstanding principal amount of $1,457.0 million on our secured tranche B term loan and amounts available consisting of an $820.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The tranche B term loans mature during May 2026 while the revolving credit facility and tranche A term loans mature during July 2023, subject to earlier maturity in August 2022 in certain circumstances. The revolving credit loans and tranche A term loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio, testing consolidated funded indebtedness (excluding (i) up to $350.0 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, netting up to $125.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars held by the Company and its subsidiaries) to consolidated EBITDA. The tranche B term loans bear interest at a variable rate plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency rate loans. Under the 2016 Credit Agreement, the Company has granted a security interest in certain assets of the Company, subject to exceptions including the assets of WEX Bank.
    Incremental loans of up to the greater of $375.0 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of the above-described consolidated leverage ratio test could be made available under the 2016 Credit Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.
The 2016 Credit Agreement contains various financial covenants requiring us to maintain certain financial ratios. In addition to the financial covenants, the 2016 Credit Agreement contains various customary restrictive covenants including restrictions in certain situations on the payment of dividends. WEX Bank is not subject to certain of these restrictions. We were in compliance with all material covenants and restrictions at December 31, 2019.
The Company entered into an Eighth Amendment to the 2016 Credit Agreement on February 10, 2020. For a description of the Eighth Amendment to the 2016 Credit Agreement, see Other Liquidity Matters below.
As of December 31, 2019, we had no outstanding borrowings against our $820.0 million revolving credit facility. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility totaled $2.4 billion at December 31, 2019. As of December 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.0 percent.
See Item 8 – Note 16, Financing and Other Debt, for further information regarding interest rates, voluntary prepayments rights and principal payments required under the 2016 Credit Agreement.
Notes Outstanding
On January 30, 2013, the Company completed an offering in an aggregate principal amount of $400.0 million of 4.750 percent senior notes. Such Notes mature on February 1, 2023. The Company may optionally redeem the Notes at any time prior to February 1, 2021, in whole or in part, at a redemption price of 100.792 percent (expressed as a percentage of principal amount of the Notes). At any time after February 1, 2021, the Notes can be redeemed at the option of WEX without penalty.
WEX Latin America Debt
WEX Latin America had debt of approximately $2.7 million and $16.2 million as of December 31, 2019 and 2018, respectively. This is comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates. As of December 31, 2019 and 2018, the effective interest rates were 35.04% and 23.59%, respectively.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customer balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points. The following table provides the amounts outstanding and the remaining funding capacity under the participation debt agreements in place:

	December 31, 2019			December 31, 2018
(In thousands)	Amounts Available (1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available(2)	Amounts Outstanding(2)	Remaining Funding Capacity
Short-term debt, net	$80,000	$50,000	$30,000	$130,000	$64,849	$65,151
Long-term debt, net	—	—	—	50,000	50,000	—

(1) Amounts available and outstanding under agreement terminating on August 31, 2020 as to $50 million and on demand as to $30 million.

(2) Amounts available under agreements terminating on June 30, 2019 and August 31, 2020 as to $50 million each, and on demand as to $80 million. Amounts outstanding under agreements terminating on demand as to $14.8 million and on June 30, 2019 and August 31, 2020 as to $50 million each.
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
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.80 percent and 2.89 percent as of December 31, 2019 and 2018, respectively. The Company had securitized debt under this facility of approximately $78.6 million and $87.0 million as of December 31, 2019 and 2018, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The interest rate was 0.63 percent and 0.98 percent as of December 31, 2019 and December 31, 2018, respectively. The Company had $25.7 million and $18.0 million of securitized debt under this facility as of December 31, 2019 and December 31, 2018, respectively.
WEX Latin America Securitization of Receivables
WEX Latin America entered into a securitized agreement to transfer certain unsecured receivables associated with our salary advanced payment card product to an investment fund managed by an unrelated third-party. The agreement has no set expiration date but either party may terminate the arrangement with 90 day advance written notice. As of December 31, 2018, the securitization arrangement meets the derecognition conditions under US GAAP and transfers under this arrangement are treated as sales and are accounted for as a reduction in trade receivables.
During the years ended December 31, 2019 and 2018, the Company sold approximately $78.0 million and $39.8 million of receivables, and recognized $16.1 million and $6.9 million of gains on the sale of receivables, respectively. The gains on the sale of receivables equal the difference between the sales price and the carrying value of the receivables, which is recorded within other revenue in our consolidated income statement. Cash proceeds from the transfer of these receivables is reflected as an operating activity within our consolidated statement of cash flows.
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade accounts receivable under non-recourse transactions through July 31, 2020, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX

Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of a negotiated discount rate and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
The Company sold approximately $14.8 billion and $3.2 billion of trade accounts receivable under this arrangement during the years ended December 31, 2019 and 2018, respectively. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within the Company’s consolidated statement of cash flows. The loss on factoring was $3.7 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services has entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable through December 31, 2020 in order to accelerate the collection of the Company’s cash and reduce internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. The Company continues to service these receivables post-transfer with no participating interest. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor.
This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $630.3 million and $713.8 million of receivables under this arrangement during years ended December 31, 2019 and December 31, 2018, respectively. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2019 and December 31, 2018 were insignificant.
Other Liquidity Matters
At December 31, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of December 31, 2019, we maintained seven interest rate swap contracts that mature between December 2020 and March 2023. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.44 billion of our variable rate borrowings at between 1.108 percent to 2.425 percent. See Item 8 – Note 12, Derivative Instruments, Item 8 – Note 19, Fair Value, for more information.
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, the Company will acquire all of the issued share capital of eNett and Optal from Travelport Limited, Toro Private Holdings I, Ltd., and the other shareholders of eNett and Optal, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2,002,450 shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals. We expect that the acquisition will accelerate our global growth strategy and strengthen our technology and product portfolio, among others. This acquisition will be accounted for under the acquisition method of accounting.
In connection with the acquisition, the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. on January 24, 2020 for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion, consisting of (i) up to a $2.0 billion seven-year term loan B facility, comprised of $1.1 billion to fund the planned acquisition and a $924.0 million backstop to refinance the Company’s existing Term A loans under the 2016 Credit Agreement and (ii) an $820.0 million backstop to replace the Company’s existing revolving credit facility under the 2016 Credit Agreement and (b) a senior unsecured bridge facility in the aggregate amount of up to $300.0 million. To the extent that the 2016 Credit Agreement had not been amended prior to the funding of these facilities to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, the backstops were available to the Company for use.
On February 10, 2020, the Company entered into an Eighth Amendment to the 2016 Credit Agreement. The Eighth Amendment, among other things, (i) modifies the maximum consolidated leverage ratio to be no more than 5.75 to 1.0 commencing as of December 31, 2019, decreasing to 5.50 to 1.0 commencing as of December 31, 2020, decreasing to 5.00 to 1.0 commencing as of December 31, 2021 and further decreasing to 4.75 to 1.0 commencing as of December 31, 2022 and thereafter and (ii) increases the Company’s capacity to incur additional incremental debt facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. As such, the portion of the commitment related to the backstops described above have been reduced to zero. The amendments set forth in the Eighth Amendment would only become effective concurrently with the closing of the pending acquisition of eNett and Optal, if it occurs.
The Company’s long-term cash requirements consist primarily of amounts owed on the 2016 Credit Agreement, the Notes and various facility lease agreements. To the extent the senior secured facilities are funded in connection with the eNett and Optal acquisition, the Company’s long-term cash requirements will also consist of amounts owed under these facilities.
As of December 31, 2019, we had $51.3 million in letters of credit outstanding and $768.7 million in remaining borrowing capacity under the 2016 Credit Agreement, subject to the covenants as described above.
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of December 31, 2019. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Contractual Obligations
The table below summarizes the estimated amounts of payments under contractual obligations as of December 31, 2019:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(a)	$98,876	$16,387	$28,972	$17,083	$36,434
Debt Obligations
Term Loans	2,380,755	64,611	129,221	803,278	1,383,645
Interest payments on term loans(b)	482,476	92,851	178,227	127,949	83,449
$400 million notes offering	400,000	—	—	400,000	—
Interest on $400 million notes offering	58,583	19,000	38,000	1,583	—
Interest on certificates of deposit	16,488	14,653	1,750	85	—
Other debt(c)	52,660	52,660	—	—	—
Borrowed federal funds	34,998	34,998	—	—	—
Securitization facility(d)	104,261	104,261	—	—	—
Other Commitments
Certificates of deposit	979,395	835,996	139,908	3,491	—
Interest-bearing money market deposits	362,246	362,246	—	—	—
Penalties on minimum volume purchase commitments(e)	49,552	2,243	22,788	24,521	—
Other(f)	28,286	10,448	17,346	492	—
Total	$5,048,576	$1,610,354	$556,212	$1,378,482	$1,503,528
(a) Operating lease obligations – Represents undiscounted cash flows for remaining lease payments under long-term operating leases for office space. See Item 8 – Note 15, Leases, for more information regarding our leases.
(b) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2019. See Item 8 – Note 16, Financing and Other Debt, for more information.
(c) Other debt – This amount includes participation debt at WEX Bank and debt balances at one of the Company’s subsidiaries. Interest payments due were not included as the amount was not material.
(d) Securitization facility – Interest payments due on the securitization facility are not included as the amount was not material.
(e) Minimum volume purchase commitments – Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The table above represents the Company’s annual penalty assuming we purchase no fuel under these commitments after December 31, 2019.

(f) Other - Includes amounts due under the Company’s tax receivable agreement, cloud platform services agreement, operating leases for vehicles and equipment, minimum spend commitments toward information technology contracts and liquidated damages due if the Company were to cancel certain contracts negotiated with hotels for future years’ conferences and events. See Item 8 - Note 17, Tax Receivable Agreement, for more information regarding the tax receivable agreement.
    The Company has excluded $10.3 million in gross unrecognized tax benefits which have been excluded from the table above. $5.0 million of unrecognized tax benefits are classified within other liabilities on the consolidated balance sheet as no reliable estimates can be made on the timing of payments to taxing authorities. The remaining gross unrecognized tax benefits are classified within prepaid assets and other current assets on the consolidated balance sheet, reducing an income tax receivable.
Off-balance Sheet Arrangements
In addition to the operating leases included in the table above, we have the following off-balance sheet arrangements as of December 31, 2019:

•
Extension of credit to customers – We have entered into commitments to extend credit in the ordinary course of business. We had approximately $9.5 billion of unused commitments to extend credit at December 31, 2019, as part of established customer agreements. These amounts may increase or decrease during 2020 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.

•
Letters of credit – As of December 31, 2019, we had $51.3 million outstanding in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.

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
Interest Rate Risk
2016 Credit Agreement
At December 31, 2019, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement. We periodically review the projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of December 31, 2019, we had seven interest rate swap contracts, in effect with a collective notional amount at inception of $1.5 billion, with maturity dates ranging from December 31, 2020 to March 12, 2023. As of December 31, 2019, these derivative contracts are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 1.108% to 2.425%. See Item 8 – Note 12, Derivative Instruments, for more information.
Deposits
At December 31, 2019, WEX Bank had deposits (including certificates of deposits and interest-bearing brokered money market deposits) outstanding of $1.5 billion. The deposits are generally short-term in nature, though they are issued in up to five-year maturities. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed. See Item 8 – Note 11, Deposits, for more information.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2019 remain the same. Actual results may differ materially.

2020 impact of 1.00% increase in interest rates
2016 Credit Agreement	$941
Securitized debt	$1,043
Participation agreements	$500
Certificates of deposits	$4,142
Money market deposits	$3,622
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
Commodity Price Risk
The Company is not hedged for changes in fuel prices. Management will continue to monitor the fuel price market and evaluate its alternatives as it relates to a hedging program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of WEX Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue-Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company’s revenue is comprised of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue is highly automated and is based on contractual terms with merchants, customers, and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.
Given the Company’s systems to process and record revenue are highly automated, auditing revenue is complex and challenging due to the extent of audit effort required and involvement of professionals with expertise in information technology (IT) necessary to identify, test, and evaluate the Company’s systems, software applications, and automated controls.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s systems to process revenue transactions included the following procedures, among others:

•	With the assistance of our IT specialists, we:

•
Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

•
Performed testing of the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.

•	We tested the effectiveness of controls over the Company’s relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.

•	With the assistance of our data specialists, we created data visualizations to evaluate recorded revenue and evaluate trends in the transactional revenue data.

•	For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

Business Acquisitions-Refer to Notes 1 and 4 to the financial statements
Critical Audit Matter Description
During 2019, the Company completed the acquisitions of Discovery Benefits, Inc. for $526.1 million, Noventis, Inc. for $338.7 million, and Go Fuel Card for $266.0 million. The Company accounted for these acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the intangible assets identified of $529 million.
Management estimated the fair value of the intangible assets, with the assistance of a third-party specialist, utilizing various discounted cash flow methods. The fair value determination of the intangible assets identified required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rates.
Given the fair value determination of the intangibles for these acquisitions requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rates for the intangible assets included the following, among others:

•	We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rates.

•	We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, certain peer companies, and industry data.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates used by:

•	Evaluating the valuation models to ensure consistency with generally accepted valuation practices.

•	Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2020

We have served as the Company’s auditor since 2003.

WEX INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues
Payment processing revenue	$825,592	$723,991	$569,166
Account servicing revenue	413,552	308,096	276,570
Finance fee revenue	247,318	208,627	188,792
Other revenue	237,229	251,925	214,049
Total revenues	1,723,691	1,492,639	1,248,577
Cost of services
Processing costs	400,439	309,450	278,056
Service fees	57,027	53,655	72,957
Provision for credit losses	65,664	66,482	64,218
Operating interest	41,915	38,407	24,993
Depreciation and amortization	94,725	79,935	74,061
Total cost of services	659,770	547,929	514,285
General and administrative	275,807	209,319	184,339
Sales and marketing	259,869	229,234	163,654
Depreciation and amortization	142,404	119,870	129,663
Impairment charges	—	5,649	44,171
Gain on divestiture	—	—	(20,958)
Operating income	385,841	380,638	233,423
Financing interest expense	(134,677)	(105,023)	(107,067)
Net foreign currency (loss) gain	(926)	(38,800)	31,487
Non-cash adjustments related to tax receivable agreement	932	(775)	15,259
Net unrealized (loss) gain on financial instruments	(34,654)	2,579	1,314
Income before income taxes	216,516	238,619	174,416
Income taxes	61,223	68,843	15,450
Net income	155,293	169,776	158,966
Less: Net (loss) income from non-controlling interests	(1,030)	1,481	(1,096)
Net income attributable to WEX Inc.	156,323	168,295	160,062
Accretion of non-controlling interest	(57,317)	—	—
Net income attributable to shareholders	$99,006	$168,295	$160,062

Net income attributable to shareholders per share:
Basic	$2.29	$3.90	$3.72
Diluted	$2.26	$3.86	$3.71
Weighted average common shares outstanding:
Basic	43,316	43,156	42,977
Diluted	43,769	43,574	43,105
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$155,293	$169,776	$158,966
Changes in investment securities, net of tax benefit of $3 in 2017	—	—	(5)
Foreign currency translation	1,784	(28,535)	34,295
Comprehensive income	157,077	141,241	193,256
Less: Comprehensive (loss) income attributable to non-controlling interest	(1,088)	1,007	(1,554)
Comprehensive income attributable to WEX Inc.	$158,165	$140,234	$194,810
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$810,932	$541,498
Restricted cash	170,449	13,533
Accounts receivable (net of allowances of $52,274 in 2019 and $46,948 in 2018)	2,661,108	2,584,203
Securitized accounts receivable, restricted	112,192	109,871
Prepaid expenses and other current assets	87,694	149,021
Total current assets	3,842,375	3,398,126
Property, equipment and capitalized software (net of accumulated depreciation of $344,212 in 2019 and $307,750 in 2018)	212,475	187,868
Goodwill	2,441,201	1,832,129
Other intangible assets (net of accumulated amortization of $666,793 in 2019 and $509,055 in 2018)	1,575,050	1,034,194
Investment securities	30,460	24,406
Deferred income taxes, net	12,833	9,643
Other assets	184,024	284,229
Total assets	$8,298,418	$6,770,595
Liabilities and Stockholders’ Equity
Accounts payable	$969,816	$814,742
Accrued expenses	315,642	312,268
Restricted cash payable	170,449	13,533
Short-term deposits	1,310,813	927,444
Short-term debt, net	248,531	216,517
Other current liabilities	34,692	27,067
Total current liabilities	3,049,943	2,311,571
Long-term debt, net	2,686,513	2,133,923
Long-term deposits	143,399	345,231
Deferred income taxes, net	218,740	151,685
Other liabilities	106,422	32,261
Total liabilities	6,205,017	4,974,671
Commitments and contingencies (Note 21)
Redeemable non-controlling interest	156,879	—
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,749 issued in 2019 and 47,557 in 2018; 43,321 shares outstanding in 2019 and 43,129 in 2018	477	475
Additional paid-in capital	675,060	593,262
Retained earnings	1,539,201	1,481,593
Accumulated other comprehensive loss	(115,449)	(117,291)
Treasury stock at cost; 4,428 shares in 2019 and 2018	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,926,947	1,785,697
Non-controlling interest	9,575	10,227
Total stockholders’ equity	1,936,522	1,795,924
Total liabilities and stockholders’ equity	$8,298,418	$6,770,595
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2017	47,173	$472	$547,627	$(123,978)	$(172,342)	$1,152,713	$10,659	$1,415,151
Other	—	—	—	—	—	(115)	115	—
Stock issued	178	1	732	—	—	—	—	733
Share repurchases for tax withholdings	—	—	(9,527)	—	—	—	—	(9,527)
Stock-based compensation expense	1	—	30,487	—	—	—	—	30,487
Changes in investment securities, net of tax benefit of $3	—	—	—	(5)	—	—	—	(5)
Foreign currency translation	—	—	—	34,753	—	—	(458)	34,295
Net income (loss)	—	—	—	—	—	160,062	(1,096)	158,966
Balance at December 31, 2017	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,312,660	$9,220	$1,630,100
Cumulative-effect adjustment [1]	—	—	—	—	—	638	—	638
Balance at January 1, 2018	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,313,298	$9,220	$1,630,738
Stock issued	205	2	2,428	—	—	—	—	2,430
Share repurchases for tax withholdings	—	—	(12,372)	—	—	—	—	(12,372)
Stock-based compensation expense	—	—	33,887	—	—	—	—	33,887
Foreign currency translation	—	—	—	(28,061)	—		(474)	(28,535)
Net income	—	—	—	—	—	168,295	1,481	169,776
Balance at January 1, 2019	47,557	475	593,262	(117,291)	(172,342)	1,481,593	10,227	1,795,924
Stock issued	192	2	4,939	—	—	—	—	4,941
Share repurchases for tax withholdings	—	—	(10,352)	—	—	—	—	(10,352)
Stock-based compensation expense	—	—	45,811	—	—	—	—	45,811
Adjustments of redeemable non-controlling interest	—	—	41,400	—	—	(98,715)	—	(57,315)
Foreign currency translation	—	—	—	1,842	—	—	(58)	1,784
Net income (loss)	—	—	—	—	—	156,323	(594)	155,729
Balance at December 31, 2019	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,539,201	$9,575	$1,936,522

1 Includes the impact of the Company’s modified retrospective adoption as part of Topic 606.
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$155,293	$169,776	$158,966
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss	29,792	21,924	12,565
Stock-based compensation	45,811	33,887	30,487
Depreciation and amortization	237,129	199,805	203,724
Debt restructuring and debt issuance cost amortization	9,942	9,674	7,957
Gain on divestiture	—	—	(20,958)
Provision for deferred taxes	19,667	31,334	(4,234)
Provision for credit losses	65,664	66,482	64,218
Impairment charges	—	5,649	44,171
Non-cash adjustments related to tax receivable agreement	(932)	775	(15,259)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(67,645)	(201,637)	(540,470)
Prepaid expenses and other current and other long-term assets	31,337	68,014	(3,043)
Accounts payable	139,187	(3,588)	195,773
Accrued expenses and restricted cash payable	31,627	8,654	(2,378)
Income taxes	(12,266)	(2,107)	9,484
Other current and other long-term liabilities	(21,435)	(8,413)	(5,576)
Net cash provided by operating activities	663,171	400,229	135,427
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(102,860)	(87,152)	(79,276)
Purchase of equity investment	—	(2,771)	(4,553)
Purchases of investment securities	(5,567)	(1,768)	(474)
Maturities of investment securities	230	266	631
Acquisitions, net cash	(882,417)	(162,750)	(114,282)
Proceeds from divestiture	—	—	29,900
Net cash used for investing activities	(990,614)	(254,175)	(168,054)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(10,352)	(12,372)	(9,527)
Proceeds from stock option exercises	4,941	2,430	733
Net change in deposits	176,603	(20,360)	173,052
Net activity on other debt	(43,148)	(62,290)	68,525
Borrowings on revolving credit facility	1,267,704	1,570,983	4,367,168
Repayments on revolving credit facility	(1,265,251)	(1,707,478)	(4,239,241)
Borrowings on term loans	688,990	178,000	—
Repayments on term loans	(64,329)	(35,791)	(34,750)
Debt issuance costs	(3,442)	(5,841)	(985)
Net change in securitized debt	(1,943)	(10,009)	34,410
Net cash provided by (used for) financing activities	749,773	(102,728)	359,385
Effect of exchange rates on cash, cash equivalents and restricted cash	4,020	(10,680)	(17,715)
Net change in cash, cash equivalents and restricted cash	426,350	32,646	309,043
Cash, cash equivalents and restricted cash, beginning of year(a)	555,031	522,385	213,342
Cash, cash equivalents and restricted cash, end of year(a)	$981,381	$555,031	$522,385

Supplemental cash flow information	2019	2018	2017
Interest paid	$175,993	$141,476	$128,888
Income taxes paid	$50,964	$39,225	$6,679
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$4,771	$8,569	$4,596

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Cash and cash equivalents at beginning of year	$541,498	$503,519	$190,930
Restricted cash at beginning of year	13,533	18,866	22,412
Cash, cash equivalents and restricted cash at beginning of year	$555,031	$522,385	$213,342

Cash and cash equivalents at end of year	$810,932	$541,498	$503,519
Restricted cash at end of year	170,449	13,533	18,866
Cash, cash equivalents and restricted cash at end of year	$981,381	$555,031	$522,385

See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business Description
WEX Inc. (“Company”, “we” or “our”) is a provider of corporate card payment solutions. The Company provides products and services that meet the needs of businesses in various geographic regions including North and South America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide our customers with security and control for complex payments across a wide spectrum of business sectors. The Company markets its products and services directly, as well as through strategic relationships, which include major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners.
Basis of Presentation
The accompanying consolidated financial statements for the years ended December 31, 2019, 2018 and 2017, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Highly liquid investments with original maturities at the time of purchase of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash and cash equivalents include Eurodollar time deposits, and money market funds, which are unsecured short-term investments entered into with financial institutions.
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties or funds required to be maintained on hand under certain vendor agreements and is not available to fund the Company’s operations. We maintain an offsetting liability against restricted cash collected and remitted on behalf of our customers.
Accounts Receivable, Net of Allowances
Accounts receivable, net of allowances consists of amounts billed and due from third parties. We often extend short-term credit to cardholders and pay the merchant for the purchase price, less the fees we retain and record as revenue. We subsequently collect the total purchase price from the cardholder.
The amounts due are stated at their net realizable value. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. The accounts receivable allowance reflects management’s estimate of uncollectable balances resulting from credit and fraud losses and is based on the determination of the amount of expected losses inherent in the accounts receivable as of the reporting date. Management reviews delinquency reports, historical collection rates, changes in customer payment patterns, economic trends, geography and other information in order to make judgments as to probable credit losses. Management monitors pending fraud cases, customer-identified fraudulent activity and unconfirmed suspicious activity in order to make judgments as to probable fraud losses. Management also uses historical charge-off experience to determine the amount of losses inherent in accounts receivable at the reporting date. Assumptions regarding probable losses are reviewed periodically and may be impacted by actual performance of accounts receivable

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and changes in any of the factors discussed above. The accounts receivable allowance also includes a reserve for waived finance fees, which is used to maintain customer goodwill and recorded against the late fee revenue recognized.
Investment Securities
As a result of adopting ASU 2016–01, effective January 1, 2018, changes in the fair value of investment securities are included in net unrealized (loss) gain on financial instruments within our consolidated statements of income. Prior to adoption, unrealized gains and losses, net of tax, were reported on the consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses and declines in fair value determined to be other-than-temporary are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Investment securities held by the Company were purchased and are held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act.
Derivatives
From time to time, the Company utilizes derivative instruments as part of its overall strategy to manage its exposure to fluctuations in fuel prices and to reduce the impact of interest and foreign currency exchange rate volatility. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. The Company’s derivative instruments have not been designated as hedges; realized and unrealized gains and losses are recognized in financing interest and unrealized gains and losses on financial instruments, respectively. For the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities.
Leases
Beginning January 1, 2019, leases are required to be accounted for using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right. The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component. As the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments. The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See Note 15, Leases, for further information.
Property, Equipment and Capitalized Software
Property, equipment and capitalized software are stated at cost, net of accumulated depreciation and amortization. Replacements, renewals and improvements are capitalized and costs for repair and maintenance are expensed as incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of the remaining lease term or the useful life of the improvement. Depreciation and amortization for all other property, equipment and capitalized software is primarily computed using the straight-line method over the estimated useful lives shown below for all periods presented in these consolidated financial statements.

Estimated Useful Lives
Furniture, fixtures and equipment	3 to 5 years
Internal-use computer software	1.5 to 5 years
Computer software	3 years

The Company’s developed software is used to provide processing and information management services to customers. A significant portion of the Company’s capital expenditures is devoted to the development of such internal-use computer software. Costs incurred during the preliminary project stage are expensed as incurred. Software development costs are capitalized during the application development stage. Capitalization begins when the preliminary project stage is complete, as well as when management authorizes and commits to the funding of the project. Capitalization of costs ceases when the software is ready for its intended use. Costs related to maintenance of internal-use software are expensed as incurred.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in thousands)	2019	2018	2017
Gross amounts capitalized for internal-use computer software (including construction-in-process)	$74,432	$46,382	$50,682
Amounts expensed for amortization of internal-use computer software	$57,821	$38,632	$32,582

Acquisitions
For acquisitions that meet the definition of a business combination, the Company applies the acquisition method of accounting where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition. Any excess of the consideration transferred by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price. The acquiree’s results of operations are included in consolidated results of the Company from the date of the respective acquisition.
All other acquisitions are accounted for as asset acquisitions and the purchase price is allocated to the net assets acquired with no recognition of goodwill. Following the acquisition date, the purchase price is not subsequently adjusted.
The fair value of assets acquired and liabilities assumed is based on management’s estimates and assumptions, as well as other information compiled by management. Fair values are typically determined using a discounted cash flow valuation method, though the Company utilizes alternative valuation methods when deemed appropriate. Significant acquisition valuation assumptions typically include timing and amount of future cash flows, effective income tax rates, discount rates, long-term growth expectations and customer attrition rates.
Goodwill and Other Intangible Assets
The Company classifies intangible assets in the following three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used. The Company records an impairment charge when the carrying value of the definite-lived intangible asset exceeds the undiscounted cash flows generated from the use of the asset.
Intangible assets with indefinite lives and goodwill are not amortized. The Company tests these intangible assets and goodwill for impairment at least annually or more frequently if facts or circumstances indicate that such intangible assets or goodwill might be impaired. All goodwill and intangible assets are assigned to reporting units, which are one level below the Company’s operating segments. The Company performs goodwill impairment tests at the reporting unit level. Such impairment tests include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. For indefinite-lived intangible assets, the Company performs a qualitative assessment to determine whether it is more likely than not that an indefinite-lived asset is impaired. Such assessment includes consideration of any negative financial performance, legal, regulatory, contractual, or other factors that could affect significant inputs used in determining the fair value. If the Company determines that the asset is more likely than not impaired, then a quantitative test is performed comparing the fair value of the asset with its carrying amount. When the fair value is less than the carrying value of the intangible assets or the reporting unit, the Company records an impairment charge to reduce the carrying value of the assets to the reporting unit’s implied fair value.
Effective October 1, 2018, the Company adopted ASU 2017–04, which simplified the subsequent measurement of goodwill. Following adoption, the Company performs its annual goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and, if necessary, recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s annual goodwill and intangible asset impairment tests performed as of October 1, 2018 identified a $3.2 million impairment related to our Brazil fleet reporting unit. The Company’s annual goodwill and intangible asset impairment tests performed as of October 1, 2019 and 2017 did not identify any impairment.
None of our reporting units with allocated goodwill had negative carrying amounts of net assets as of October 1, 2019. Our European fleet and Brazil benefits reporting units had negative carrying amounts of net assets as of October 1, 2018. Our 2018 annual goodwill impairment test indicated an excess of estimated fair value greater than the carrying values of the European fleet and Brazil benefits reporting units of approximately $180 million and $250 million, respectively. As of December 31, 2018, goodwill assigned to the European fleet and Brazil benefits reporting units totaled approximately $35.8 million and $14.3 million, respectively. Such amounts are included in our Fleet Solutions and Health and Employee Benefit Solutions segments, respectively.
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
Impairment and Disposals of Assets
Long-lived assets are tested for impairment whenever facts or circumstances, such as a reduction in operating cash flow or a significant adverse change in the manner the asset is being used, indicate the carrying amount of the asset may not be recoverable. The Company compares the estimated undiscounted future cash flows associated with these assets or asset group to their carrying value to determine if a write-down to fair value is required. See Note 24, Impairment and Restructuring Activities, for further discussion on impairments and asset write-offs.
Fair Value of Financial Instruments
The Company holds mortgage-backed securities, fixed-income mutual funds, money market funds, derivatives (see Note 12, Derivative Instruments) and certain other financial instruments that are carried at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. Various factors are considered in determining the fair value of the Company’s obligations, including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options and derivatives; price activity for equivalent instruments; and the Company’s own-credit standing.
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
Additionally, the Company holds certain investments that are measured at their NAV as a practical expedient, which are excluded from the fair value hierarchy.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Topic 606 does not apply to rights or obligations associated with financial instruments or gains on the sale of WEX Latin America receivables, which are within the scope of ASC 310, Receivables and ASC 860, Transfers and Servicing, respectively.
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
The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. As such, we view these services as comprising a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation. The transaction-based fees are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners, which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. Prior to adoption of Topic 606, the Company recognized revenues when persuasive evidence of an arrangement existed, the products and services had been provided to the client, the sales price was fixed or determinable and collectability was reasonably assured. Subsequent to adoption of Topic 606, revenue is recognized based on the value of services transferred to date using a time elapsed output method. The change in accounting guidance did not result in a change in the pattern or timing of our revenue recognition. See Note 3, Revenue, for a description of the major components of revenue.

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
Stock-Based Compensation
The Company recognizes the fair value of all stock-based payments to employees in its financial statements. The Company estimates the fair value of service-based stock option awards and market performance-based stock option awards on the grant date using a Black-Scholes-Merton valuation model and a Monte Carlo simulation model, respectively. The fair value of RSUs, including PBRSUs, is determined and fixed on the grant date based on the closing price of the Company’s stock.
Stock-based compensation expense is net of estimated forfeitures and is recorded over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of market performance-based stock options and PBRSUs.
Advertising Costs
Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2019, 2018 and 2017, advertising expense was $17.9 million, $16.3 million and $17.1 million, respectively.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the associated temporary differences become deductible. A valuation allowance is established for those jurisdictions in which the realization of deferred tax assets is not deemed to be more likely than not.
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
Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options, and the assumed issuance of unvested RSUs and performance-based awards for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(In thousands)	2019	2018	2017
Net income attributable to shareholders	$99,006	$168,295	$160,062

Weighted average common shares outstanding – Basic	43,316	43,156	42,977
Dilutive impact of share-based compensation awards	453	418	128
Weighted average common shares outstanding – Diluted	43,769	43,574	43,105

For the years ended December 31, 2019, 2018 and 2017, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.
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
Gains and losses on foreign currency transactions as well as the remeasurement of the Company’s cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in net foreign currency (loss) gain in the consolidated statements of income. However, gains or losses resulting from intercompany transactions where repayment is not anticipated for the foreseeable future are not recognized in the consolidated statements of income. In these situations, the gains or losses are deferred and included as a component of accumulated other comprehensive loss. In addition, gains and losses associated with the Company’s foreign currency exchange derivatives are recorded in net foreign currency (loss) gain in the consolidated statements of income.
Accumulated Other Comprehensive Loss (“AOCL”)
For the years ended December 31, 2019 and 2018, AOCL consisted entirely of unrealized gains and losses on foreign currency translation adjustments pertaining to the net investment in foreign operations. For the year ended December 31, 2017, AOCL also included less than $1 million related to unrealized gains and losses on investment securities. Amounts are recognized net of tax to the extent applicable.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Recent Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that have had, or could have, a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2019
ASU 2016–02	This standard requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.	The Company adopted ASU 2016–02 effective January 1, 2019 using the modified retrospective method approach and certain practical expedients permitted under the transition guidance.
In February 2016, the FASB issued ASU 2016–02, Leases (Topic 842), which requires leases with a duration greater than twelve months to be recognized on the balance sheet as right-of-use (“ROU”) assets and lease liabilities.

We adopted the new standard using the modified retrospective approach and have elected certain practical expedients permitted under the transition guidance including (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases and (iii) initial direct costs for existing leases. The consolidated financial statements for the year ended December 31, 2019 are presented under the new standard, while comparative periods presented continue to be reported in accordance with Topic 840.

The most significant impact of adoption was the recording of an operating lease ROU asset and liability on our consolidated balance sheet. Refer to Note 15, Leases, for more information.

Not Yet Adopted as of December 31, 2019
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
This ASU amends several aspects of the measurement of credit losses on financial instruments, including replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (CECL) model.
                                                                                                                              The Company established a cross-functional task force charged with evaluating the requirements of the new standard, analyzing historical data, identifying relevant economic indicators correlated to loss-rates, and determining the impact the standard will have on our processes, systems and internal controls. The most significant effects of the ASU will be incorporating economic indicator forecasts into our credit loss reserve methodologies and providing expanded disclosures on expected credit losses.

The impact of this ASU on credit loss reserves for financial assets held as of December 31, 2019 is not expected to be material. This is mainly due to the short-term nature of the Company’s accounts receivable and relatively stable economic conditions over the contractual life of accounts receivable.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate our consolidated revenue:

	Year Ended December 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	17,709	43,293	205,524	266,526
Other revenue	83,765	3,340	28,225	115,330
Total Topic 606 revenues	$558,718	$350,018	$298,712	$1,207,448

Non-Topic 606 revenues
Account servicing revenue	$147,026	$—	$—	$147,026
Finance fee revenue	245,082	2,086	150	247,318
Other revenue	87,569	15,722	18,608	121,899
Total non-Topic 606 revenues	$479,677	$17,808	$18,758	$516,243

Total revenues	$1,038,395	$367,826	$317,470	$1,723,691

	Year Ended December 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	30,385	37,262	108,172	175,819
Other revenue	66,379	4,906	25,668	96,953
Total Topic 606 revenues	$561,744	$245,457	$189,562	$996,763

Non-Topic 606 revenues
Account servicing revenue	$132,277	$—	$—	$132,277
Finance fee revenue	190,528	1,391	16,708	208,627
Other revenue	90,591	56,496	7,885	154,972
Total non-Topic 606 revenues	$413,396	$57,887	$24,593	$495,876

Total revenues	$975,140	$303,344	$214,155	$1,492,639

The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the years ended December 31, 2019 and 2018.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
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

•
Interchange income in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments relates to revenue earned on transactions processed through open-loop networks. In open-loop network arrangements, there are several intermediaries involved between the merchant and the cardholder and written contracts between all parties involved in the process do not exist. Rather, the transaction is governed by the rates determined by the card network at the point-of-sale. This framework dictates the interchange rate, the risk of loss, dispute procedures and timing of payment. For these transactions, there is an implied contract between the Company and the merchant. In our Travel and Corporate Solutions segment, the Company remits payment to the card network for the purchase price of the cardholder transaction, less the interchange fees the Company earns. The Company collects the total purchase price from the cardholder. In our Health and Employee Benefit Solutions segment, funding of transactions and collections from cardholders is performed by third-party sponsor banks, who remit a portion of the interchange fee to us.

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
In determining the amount of consideration received related to these services, the Company applied the principal-agent guidance in Topic 606 and assessed whether it controls services performed by other intermediaries. Based on this assessment, the Company determined that WEX does not control the services performed by merchant acquirers, card networks and sponsor banks as each of these parties is the primary obligor for their portion of payment and transaction processing services performed. Therefore, interchange income is recognized net of any fees owed to these intermediaries. Conversely, the Company determined that services performed by third-party payment processors are controlled by the Company as it is responsible for directing how the third-party payment processor authorizes and processes transactions. Therefore, such fees paid to third-party payment processors are recorded as service fees within cost of services.
Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2019 and 2018, such variable consideration totaled approximately $891.0 million and $858.9 million, respectively. Fee rebates made to certain other partners were determined to be costs to obtain a contract and are recorded as sales and marketing expenses.
Account Servicing Revenue
In our Fleet Solutions segment, account servicing revenue is primarily comprised of monthly fees charged to cardholders based on the number of vehicles serviced. These fees are primarily in return for providing monthly vehicle data reports and are recognized on a monthly basis as the service is provided. The Company also recognizes account servicing revenue related to reporting services on telematics hardware placements and permit sales to our over-the-road customers, both of which are within the scope of Topic 606. Additionally, account servicing revenue includes other fees recognized as revenue when assessed to the cardholder as part of the lending relationship, which are outside the scope of Topic 606.
In our Travel and Corporate Solutions segment, account servicing reflects revenues earned from our AOC acquisition, primarily consisting of licensing fees for use of our accounts receivable and accounts payable SaaS platforms, all of which is within the scope of Topic 606.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In our Health and Employee Benefit Solutions segment, we recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform. Customers including health plans, third-party administrators, financial institutions and payroll companies typically enter into three to five year contracts, which contain significant termination penalties. This revenue is within the scope of Topic 606.
Our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments provide SaaS services and support, which are stand-ready commitments and are satisfied over time in a series of daily increments. Revenue is recognized based on an output method using days elapsed to measure progress as the Company transfers control evenly over each monthly subscription period.
Finance Fee Revenue
The Company earns revenue on overdue accounts, which is recognized when the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer goodwill. The established reserve for such waived amounts is estimated and offset against the late fee revenue recognized. Finance fee revenue also includes amounts earned by the Company’s factoring business, which purchases accounts receivable from third-parties at a discount. This revenue is outside the scope of Topic 606.
Other Revenue
In our Fleet Solutions segment, other revenue primarily consists of transaction processing revenue, other fees charged to the merchants, professional services, including software development projects and other services sold subsequent to the core offerings, and the sales of telematics hardware, all of which are within the scope of Topic 606. Revenue is recognized when control of the services or hardware is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. We also recognize fees charged to cardholders in other revenue, which are outside the scope of Topic 606.
In our Travel Solutions segment, the majority of other revenue reflects international settlement fees, which is outside the scope of Topic 606 and recognized as the service is performed. In our Health Solutions segment, other revenue primarily consists of professional services, which is within the Topic 606, and is recognized as the services are performed, in the amount we expect to receive from these services. Other revenue in Health Solutions also includes the gain on sale of WEX Latin America receivables, which is outside the scope of Topic 606 and is recognized on the sale date of the receivables. See Note 13, Off-Balance Sheet Arrangements, for further information on our WEX Latin America securitization.
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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the consolidated balance sheets	December 31, 2019	December 31, 2018
Receivables[1]	Accounts receivable, net	$43,092	$32,949
Contract assets	Prepaid expenses and other current assets	$4,593	$3,819
Contract assets	Other assets	$20,496	$19,232
Contract liabilities	Other current liabilities	$5,171	$7,612

1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606.
Impairment losses recognized on our receivables and contract assets were immaterial for the years ended December 31, 2019 and December 31, 2018. In the years ended December 31, 2019 and December 31, 2018, we recognized revenue of $7.2 million and $10.5 million included in the opening contract liabilities balances, respectively.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2019 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. It is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Minimum monthly fees[1]	$50,034	$29,498	$18,588	$8,281	$1,928	$36	$108,365
Professional services[2]	7,667	—	—	—	—	—	7,667
Total remaining performance obligations	$57,701	$29,498	$18,588	$8,281	$1,928	$36	$116,032
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

In 2019, we incurred and expensed $4.8 million related to acquisitions in process as of December 31, 2019, while costs related to completed acquisitions were $13.0 million, The Company incurred and expensed costs directly related to completed acquisitions of $2.5 million and $1.0 million in 2018 and 2017, respectively. Acquisition-related costs are included within general and administrative expenses in the consolidated statements of income.
Asset Acquisition
In December 2016, the Company entered into a contract with Chevron to issue and operate branded commercial fleet cards commencing in 2018. During October 2018, the Company entered into a definitive asset purchase agreement to acquire Chevron’s existing trade accounts receivable and customer portfolio from a third-party for $223.4 million. During 2018, the consideration paid consisted of $162.8 million to acquire the customer portfolio and a deposit of $38.9 million was paid into escrow for a portion of the outstanding accounts receivable at the date of the agreement. The actual amount of accounts receivable purchased from the third party during the second quarter of 2019 was less than the amount deposited in escrow, resulting in the Company receiving the excess funds of approximately $27 million from the escrow agent in January 2020.
    As of December 31, 2018, the deposit related to the customer portfolio was recorded within other assets, while the deposit for the purchase of customer receivables was recorded in prepaid expenses and other current assets. During the second quarter of 2019, the Company determined that it obtained control of the customer portfolio and accounted for this transaction under the asset acquisition method of accounting. At that time, we allocated approximately $168.0 million of consideration paid to a customer relationship intangible asset and established the accounts receivable at fair value.
This customer relationship intangible asset is being amortized over the 13 year term of the Chevron agreement, which has been determined to be the period of anticipated benefit, which began when the Company took possession of the customer portfolio during the second quarter of 2019.

Transaction costs related to the acquisition were insignificant and expensed as incurred.
Business Acquisitions
2019 Business Acquisitions
As of December 31, 2019, the Company has not finalized the purchase accounting for Discovery Benefits, Noventis, Pavestone Capital or Go Fuel Card and is currently evaluating the tax basis and allocation of the net assets acquired. Additionally, the Company is performing valuations of intangible assets acquired in certain of the business combinations. The preliminary estimates could change significantly upon completion of these valuations.
Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, of which $50.0 million was paid during the fourth quarter of 2019.The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 20, Redeemable Non-Controlling Interest, for further information.
The purpose of this acquisition was to obtain the comprehensive suite of products and services for our partners and customers and to open go-to-market channels to include consulting firms and brokers in our Health and Employee Benefit Solutions segment. This acquisition has been accounted for as a business combination, resulting in the recording of goodwill. The majority of the associated goodwill is deductible for tax purposes.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Cash consideration, net of $125,865 in cash and restricted cash acquired	$300,191
Fair value of redeemable non-controlling interest	100,000
Total consideration, net of cash and restricted cash acquired	$400,191
Less:
Accounts receivable	10,722
Property and equipment	4,904
Customer relationships(a)(d)	213,600
Developed technologies(b)(d)	38,900
Trademarks and trade names(c)(d)	13,800
Other assets	13,601
Accounts payable	(3,071)
Accrued expenses	(7,563)
Restricted cash payable	(125,346)
Deferred income taxes	(21,941)
Other liabilities	(9,814)
Recorded goodwill	$272,399
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 5.4 years.
(c) Weighted average life - 7.3 years.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.0 years.
Since the acquisition date through December 31, 2019, Discovery Benefits has contributed $94.7 million in total revenues and income before income taxes of $0.3 million.
Noventis
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration is $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense on our consolidated income statement. The Company purchased Noventis to expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions in our Travel and Corporate Solutions segment. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is not deductible for tax purposes.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Total consideration, net of $44,947 in cash acquired	$293,767

Less:
Accounts receivable	22,134
Property and equipment	549
Network relationships(a) (c)	100,900
Developed technologies(b) (c)	15,000
Other assets	2,379
Accounts payable	(33,521)
Deferred income taxes	(21,194)
Other liabilities	(2,367)
Recorded goodwill	$209,887
(a) Weighted average life - 8.3 years.
(b) Weighted average life - 2.9 years.
(c) The weighted average life of all amortizable intangible assets acquired in this business combination is 7.6 years.
Since the acquisition date through December 31, 2019, Noventis has contributed $43.8 million in total revenues and income before income taxes of $8.2 million.
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash on hand, has been accounted for as a business combination. The Company purchased Pavestone Capital to complement our existing factoring business. As a result, the purchase price is primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.5 million, $14.9 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes. The customer relationships intangible asset has a weighted-average amortization period of 6.5 years.
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
Go Fuel Card
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). This acquisition, which was funded with cash on hand, was accounted for as a business combination. The purpose of the acquisition was to strengthen our position in the European market, grow our existing customer base and reduce our sensitivity to retail fuel prices, resulting in the recording of goodwill. The goodwill associated with the acquisition of Go Fuel Card is deductible for tax purposes.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Total consideration, net of $5,589 in cash acquired	$260,455

Less:
Network relationships(a) (d)	112,893
Customer relationships(b)(d)	33,963
Brand name(c) (d)	442
Deposits	(5,169)
Accrued expenses	(420)
Recorded goodwill	$118,746
(a) Weighted average life - 10.1 years.
(b) Weighted average life - 5.0 years.
(c) Weighted average life - 1.0 year.
(d) The weighted average life of all amortizable intangible assets acquired in this business combination is 8.9 years.
Since the acquisition date through December 31, 2019, Go Fuel Card has contributed $10.5 million in total revenues and loss before income taxes of $9.1 million. No pro forma information has been included in these financial statements as the operations of Go Fuel Card for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
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
The following represents unaudited pro forma operational results:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018
Total revenues	$1,742,797	$1,604,165
Net income attributable to shareholders	$113,851	$134,564
Net income attributable to shareholders per share:
Basic	$2.63	$3.12
Diluted	$2.60	$3.09

2017 Acquisition
AOC
Effective October 18, 2017, the Company acquired certain assets and assumed certain liabilities of AOC, an industry leader in commercial payments technology. The Company purchased AOC, a longstanding technology provider for our virtual card product, to broaden our capabilities, increase our pool of employees with payments platform expertise and allow us to evolve with the needs of our customers and partners through the use of AOC’s payments processing technology platforms.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
From the acquisition date to December 31, 2017, the operations of AOC contributed net revenues of approximately $6.7 million and net loss before taxes of approximately $0.6 million. No pro forma information has been included in these financial statements as the operations of AOC for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

5.	Divestiture

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
The divestiture was not material to the Company’s annual revenue, net income or earnings per share, and is not viewed as a strategic shift in the Company’s operations.

6.	Accounts Receivable
In general, the Company’s trade accounts receivable provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance.
The Company extends revolving credit to certain small fleets, which are subject to interest charges based on the revolving balance not paid in full. The Company had approximately $62.4 million and $18.9 million in receivables with revolving credit balances as of December 31, 2019 and 2018, respectively. The increase in revolving credit balances during 2019 was due to the onboarding of a customer portfolio.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding receivables balance at December 31, 2019 or 2018. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2019	2018
29 days or less past due	96%	95%
59 days or less past due	97%	98%

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
The following table presents changes in the accounts receivable allowances:

	Year ended December 31,
(In thousands)	2019	2018	2017
Balance, beginning of year	$46,948	$33,387	$21,564
Provision for credit losses	65,664	66,482	64,218
Other[1]	22,746	19,067	16,869
Charge-offs	(92,638)	(78,323)	(77,229)
Recoveries of amounts previously charged-off	9,781	6,854	7,526
Currency translation	(227)	(519)	439
Balance, end of year	$52,274	$46,948	$33,387

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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities

The Company’s investment securities as of December 31, 2019 and 2018, are presented below:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
2019
Fixed income securities:
Mortgage-backed securities	$164	$10	$—	$174
Asset-backed securities	248	—	1	247
Municipal bonds	306	—	4	302
Mutual fund	25,221	—	484	24,737
Pooled investment fund	5,000	—	—	5,000
Total investment securities(b)(c)	$30,939	$10	$489	$30,460
2018
Fixed income securities:
Mortgage-backed securities	$255	$5	$—	$260
Asset-backed securities	281	—	2	279
Municipal bonds	411	—	7	404
Mutual fund	24,656	—	1,193	23,463
Total investment securities(b)(c)	$25,603	$5	$1,202	$24,406

(a) The Company’s techniques used to measure the fair value of its investments are discussed in Note 19, Fair Value.
(b) The Company’s investment securities are not deemed available for current operations and have been classified as non-current on the consolidated balance sheets.
(c)Excludes $8.0 million and $6.4 million in equity securities designated as trading as of December 31, 2019 and 2018, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 18, Employee Benefit Plans, for additional information.
The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. The Company’s fixed-income mutual fund and certain other insignificant fixed income security positions have been in an unrealized loss position for greater than 12 months as of December 31, 2019 and 2018. The amount by which these investment securities have been in a continuous unrealized loss position is insignificant. The Company’s management has determined that these gross unrealized losses at December 31, 2019 and 2018 are temporary in nature.
The Company had maturities of investment securities of $0.2 million, $0.3 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The contractual maturity dates of the Company’s investment securities are as follows:

	December 31,
	2019		2018
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due after 5 years through year 10	$278	$277	$311	$309
Due after 10 years	276	272	381	374
Mortgage-backed securities with original maturities of 30 years	164	174	255	260
Investment securities with no maturity dates	30,221	29,737	24,656	23,463
Total	$30,939	$30,460	$25,603	$24,406

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software, Net
Property, equipment and capitalized software, net consist of the following:

	December 31,
(In thousands)	2019	2018
Furniture, fixtures and equipment	$94,478	$78,167
Computer software, including internal-use software	411,308	355,209
Leasehold improvements	32,406	25,516
Construction in progress	18,495	36,726
Total	556,687	495,618
Less: accumulated depreciation	(344,212)	(307,750)
Total property, equipment and capitalized software, net	$212,475	$187,868

Depreciation expense was $77.7 million, $61.6 million and $49.9 million in 2019, 2018 and 2017, respectively. See Note 24, Impairment and Restructuring Activities, for information regarding impairment charges on property, equipment and capitalized software.

9.	Goodwill and Other Intangible Assets
Goodwill
The changes in goodwill during the period January 1 to December 31, 2019 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2019	$1,251,501	$244,632	$350,193	$1,846,326
Current year acquisitions	128,251	209,887	272,399	610,537
Foreign currency translation	(1,645)	488	(483)	(1,640)
Gross goodwill, December 31, 2019	$1,378,107	$455,007	$622,109	$2,455,223

Accumulated impairment, January 1, 2019	$(4,205)	$(9,992)	$—	$(14,197)
Foreign currency translation	118	57	—	175
Accumulated impairment, December 31, 2019	$(4,087)	$(9,935)	$—	$(14,022)

Net goodwill, January 1, 2019	$1,247,296	$234,640	$350,193	$1,832,129
Net goodwill, December 31, 2019	$1,374,020	$445,072	$622,109	$2,441,201

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The changes in goodwill during the period January 1 to December 31, 2018 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2018	$1,269,718	$265,041	$353,508	$1,888,267
Acquisition adjustments for AOC	—	(19,809)	—	(19,809)
Foreign currency translation	(18,217)	(600)	(3,315)	(22,132)
Gross goodwill, December 31, 2018	$1,251,501	$244,632	$350,193	$1,846,326

Accumulated impairment, January 1, 2018	$(927)	$(11,208)	$—	$(12,135)
Brazil fleet impairment[1]	(3,225)	—	—	(3,225)
Foreign currency translation	(53)	1,216	—	1,163
Accumulated impairment, December 31, 2018	$(4,205)	$(9,992)	$—	$(14,197)

Net goodwill, January 1, 2018	$1,268,791	$253,833	$353,508	$1,876,132
Net goodwill, December 31, 2018	$1,247,296	$234,640	$350,193	$1,832,129

1 During our annual goodwill assessment completed in the fourth quarter of 2018, we assessed the impact of a customer loss significant to our Brazil fleet reporting unit. The fair value of this reporting unit was derived using a combination of present value of estimated cash flows and prices from comparable businesses. The calculated fair value was then compared to the reporting unit’s carrying value, which resulted in the Company recording a $3.2 million goodwill impairment charge. There is no remaining net goodwill associated with this reporting unit.
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2019			December 31, 2018

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$269,888	$(142,239)	$127,649	$216,325	$(113,694)	$102,631
Customer relationships	1,762,066	(478,680)	1,283,386	1,243,589	(360,593)	882,996
Licensing agreements	145,295	(24,160)	121,135	32,962	(18,303)	14,659
Patent	2,319	(2,183)	136	2,332	(2,044)	288
Trade names and brand names	62,275	(19,531)	42,744	43,907	(14,421)	29,486
	$2,241,843	$(666,793)	$1,575,050	$1,539,115	$(509,055)	$1,030,060
Indefinite-lived intangible assets
Brand names			—			4,134
Total			$1,575,050			$1,034,194

During the fourth quarter of 2019, it was determined that the Company’s indefinite-lived intangible assets related to acquired fuel card brand names are no longer indefinite-lived, primarily due to the cessation of marketing efforts and card issuance to new customers for one of the branded cards. The Company has estimated that the phase-out of the existing cards will occur over a period of five years. Accordingly, the asset has been classified as a definite-lived intangible asset as of December 31, 2019 and will be amortized over the phase-out term.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2019, 2018 and 2017, amortization expense was $159.4 million, $138.2 million and $153.8 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in thousands)
2020	$170,603
2021	$161,265
2022	$147,934
2023	$136,668
2024	$124,119

10.	Accounts Payable
Accounts payable consists of:

	December 31,
(In thousands)	2019	2018
Merchant payables	$852,964	$690,651
Other payables	116,852	124,091
Accounts payable	$969,816	$814,742

11.	Deposits

Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 26, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”); (ii) contractual arrangements with brokerage firms for both certificate of deposit and brokered money market deposit products (“brokered deposits”); and (iii) a listing service that provides certificates of deposit with financial institutions (“institutional deposits”). Customer deposits are generally non-interest bearing, while brokered deposits are issued at variable rates based on LIBOR or the Federal Funds rate and institutional deposits contain varying terms.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

	December 31,
(in thousands)	2019	2018
Interest-bearing brokered money market deposits	$362,246	$283,790
Customer deposits	112,571	138,072
Certificates of deposits with maturities within 1 year (a)(b)	835,996	505,582
Short-term deposits	1,310,813	927,444
Certificates of deposit with maturities greater than 1 year and less than 5 years (a)(b)	143,399	345,231
Total Deposits	$1,454,212	$1,272,675

Weighted average cost of funds on certificates of deposit outstanding	2.57%	2.36%
Weighted average cost of interest-bearing brokered money market deposits	1.88%	2.49%

(a) As of December 31, 2019, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(b) Original maturities range from 4 months to 5 years, with interest rates ranging from 1.80 percent to 3.52 percent as of December 31, 2019. At December 31, 2018, original maturities ranged from 6 months to 5 years with interest rates ranging from 1.30 percent to 3.52 percent.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. The required reserve was $24.9 million and $11.1 million at December 31, 2019 and December 31, 2018, respectively.
The following table presents the average interest rates for deposits and interest-bearing money market deposits:

	Year ended December 31,
(in thousands)	2019	2018	2017
Average interest rate:
Deposits	2.46%	1.91%	1.22%
Interest-bearing brokered money market deposits	2.28%	2.03%	1.12%

Sources of Funds
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at December 31, 2019 and December 31, 2018.

12.	Derivative Instruments

The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
The following table presents relevant information for the interest rate swap agreements outstanding during 2019:

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E	Tranche F	Tranche G
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000	$300,000	$200,000	$400,000	$150,000
Amortization	N/A	N/A	N/A	N/A	N/A	5% annually	N/A
Maturity date	3/12/2022	3/12/2022	3/12/2023	12/30/2022	12/30/2022	12/31/2020	12/31/2020
Fixed interest rate	2.418%	2.425%	2.413%	2.204%	2.212%	1.108%	1.125%

As of December 31, 2019, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.4 billion of outstanding borrowings under our 2016 Credit Agreement.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Consolidated Statements of Income	2019	2018	2017
Interest rate swap agreements – unrealized portion	Net unrealized (loss) gain on financial instruments	$(35,363)	$3,772	$1,314
Interest rate swap agreements – realized portion	Financing interest expense	$(5,411)	$(6,160)	$(214)

See Note 19, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

13.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
During the first quarter of 2017, WEX Europe Services entered into a factoring arrangement with an unrelated third-party financial institution. Under this arrangement, the Company sells customer accounts receivable balances without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. The Company continues to service these receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold approximately $630.3 million and $713.8 million of accounts receivable under this arrangement during the years ended December 31, 2019 and 2018, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring was $3.5 million and $4.7 million for the year ended December 31, 2019 and 2018, respectively, and was recorded within cost of services in the consolidated statements of income. As of December 31, 2019 and 2018, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the year ended December 31, 2019 and 2018 were insignificant.
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
The Company sold approximately $14.8 billion and $3.2 billion of trade accounts receivable under this arrangement during the years ended December 31, 2019 and 2018, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring, which is recorded within cost of services in the consolidated statements of income, was $3.7 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively.
WEX Latin America Securitization of Receivables
During 2017, WEX Latin America entered into a securitized agreement to transfer certain unsecured receivables associated with our salary advance payment card product to an investment fund managed by an unrelated third-party. WEX Latin America holds a non-controlling equity interest in the investment fund. During the year ended December 31, 2019, the Company did not make equity contributions to the investment fund. During the year ended December 31, 2018, the Company’s equity contributions to the investment fund totaled $2.8 million.
This securitization arrangement did not meet the derecognition conditions until July 1, 2018 due to continuing involvement with the transferred assets and accordingly WEX Latin America reported the transferred receivables and securitized debt on our consolidated balance sheet. During the year ended December 31, 2018, the Company recognized operating interest expense of $4.4 million under this financing arrangement.
During the third quarter of 2018, the securitization agreements were amended, resulting in the Company giving up effective control of the transferred receivables to the buyer. The Company received a true-sale opinion from an independent attorney stating that the amended agreements provide legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as sales and are accounted for as reductions of trade accounts receivable.
    During the years ended December 31, 2019 and 2018, the Company sold $78.0 million and $39.8 million of receivables, respectively, and recognized a gain on sale of $16.1 million and $6.9 million, respectively. The gain recognized consists of the difference between the sales price and the carrying value of the receivables, and is recorded within other revenue in the consolidated

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

statements of income. Cash proceeds from the transfer of these receivables are recorded within operating activities in the consolidated statement of cash flows.

14.	Income Taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(In thousands)	2019	2018	2017
United States	$178,235	$194,770	$147,240
Foreign	38,281	43,849	27,176
Total	$216,516	$238,619	$174,416

Income taxes from continuing operations consisted of the following for the years ended December 31:

(In thousands)	United States	State and Local	Foreign	Total
2019
Current	$20,748	$4,486	$16,322	$41,556
Deferred	$19,946	$3,831	$(4,110)	$19,667
Income taxes				$61,223
2018
Current	$16,027	$3,566	$17,916	$37,509
Deferred	$29,520	$8,016	$(6,202)	$31,334
Income taxes				$68,843
2017
Current	$2,254	$3,687	$13,743	$19,684
Deferred	$(11,748)	$10,842	$(3,328)	$(4,234)
Income taxes				$15,450

2017 Tax Act
On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated the provision for income taxes in accordance with the 2017 Tax Act and guidance available as of the date of the December 31, 2017 filing and as a result recorded a provisional one-time income tax benefit of $60.6 million in the fourth quarter of 2017, the period in which the legislation was enacted.
While our accounting for the impact of the 2017 Tax Act as of December 31, 2018 was deemed to be complete, amounts recorded were based on prevailing regulations and available information as of December 31, 2018. Additional guidance issued by the Internal Revenue Service had no material impact on the amounts presented in 2019.
The 2017 Tax Act also changed the taxation of foreign earnings as companies are generally no longer subject to United States federal income taxes upon the receipt of dividends from foreign subsidiaries and will not be permitted foreign tax credits related to such dividends. However, the 2017 Tax Act created a new requirement to tax certain foreign earnings relating to GILTI. During 2018, the Company elected to treat GILTI inclusions as a period cost.
    Undistributed earnings of certain foreign subsidiaries of the Company amounted to $77.4 million and $64.9 million at December 31, 2019 and 2018, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
(In thousands except for tax rates)	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State income taxes (net of federal income tax benefit)	1.4	2.2	2.0
Foreign income tax rate differential	0.8	1.1	(0.7)
Revaluation of deferred tax assets for foreign and state tax rate changes, net	(1.0)	(1.3)	0.4
Research and development credit	(0.5)	(0.2)	—
Tax reserves	0.8	2.0	0.3
Withholding taxes	0.7	0.2	0.2
2017 Tax Act	—	(0.2)	(34.8)
Change in valuation allowance	3.1	4.5	4.6
Nondeductible expenses	2.3	1.4	0.5
Incremental tax benefit from share-based compensation awards	(2.0)	(1.7)	(0.9)
GILTI	0.5	0.8	—
Other	1.2	(0.9)	2.3
Effective tax rate	28.3%	28.9%	8.9%

The decrease in our effective tax rate for the year ended December 31, 2019 relative to the prior year was primarily due to the jurisdictional earnings mix. Our lower effective tax rate for the year ended December 31, 2017 relative to 2018 was primarily due to the reduction of our net deferred tax liabilities resulting from the 2017 Tax Act’s change in the federal corporate income tax rate to 21 percent from 35 percent.
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2019	2018
Deferred tax assets related to:
Reserve for credit losses	$11,831	$10,357
Tax credit carryforwards	2,570	986
Stock-based compensation, net	16,070	10,937
Net operating loss carry forwards	49,464	48,235
Accruals	18,934	13,142
Operating lease liabilities	18,892	—
Other	4,283	—
Total	$122,044	$83,657
Deferred tax liabilities related to:
Other liabilities	$(86)	$(1,961)
Deferred financing costs	(1,090)	(3,078)
Property, equipment and capitalized software	(35,273)	(28,227)
Intangibles	(243,229)	(166,347)
Operating lease assets	(15,602)	—
Total	$(295,280)	$(199,613)
Valuation allowance	(32,671)	(26,086)
Deferred income taxes, net	$(205,907)	$(142,042)

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(In thousands)	2019	2018
United States	$(217,927)	$(151,125)
Australia	(795)	(516)
Europe	5,645	5,873
New Zealand	237	116
Brazil	6,820	3,202
Canada	113	408
Deferred income taxes, net	$(205,907)	$(142,042)

The Company had approximately $608.7 million of post apportionment state, $31.3 million of federal and $58.6 million of foreign net operating loss carryforwards at December 31, 2019 and approximately $503.3 million of post apportionment state, $53.8 million of federal and $58.7 million of foreign net operating loss carryforwards at December 31, 2018. The U.S. losses expire at various times through 2039. Foreign losses in Brazil and the UK have indefinite carryforward periods.
At December 31, 2019, the Company’s valuation allowances primarily pertain to the following items: (i) net deferred tax assets for certain states, (ii) acquired and certain net operating losses in the UK and (iii) U.S. foreign tax credits. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2019 and 2018, the Company recorded tax expense of $6.6 million and $10.7 million, respectively, for net increases to the valuation allowance. The substantial majority of the 2019 and 2018 increase in valuation allowance was related to state net operating losses driven from our parent company’s separate state filings.
At December 31, 2019, the Company had $10.3 million of unrecognized tax benefits, net of federal income tax benefit, of which $9.8 million would decrease our effective tax rate if fully recognized. It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by as much as $5.4 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties were not material for the years ended December 31, 2019, 2018 and 2017, and as of December 31, 2019 and 2018, the Company had no material amounts accrued for interest and penalties related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(In thousands)	2019	2018	2017
Beginning balance	$8,996	$5,898	$5,458
Increases related to prior year tax positions	1,727	4,831	1,332
Increases related to current year tax positions	—	—	363
Decreases related to prior year tax positions	(39)	—	—
Settlements	(364)	(1,733)	(1,255)
Ending balance	$10,320	$8,996	$5,898

The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for 2013 through 2016. The Company is in the process of concluding the appeals process with the Internal Revenue Service in connection with the 2010 through 2012 audits with no anticipated additional tax impact to the Company. At December 31, 2019, for U.S. state tax returns, we were no longer subject to tax examination for years prior to 2013. The Company is finalizing a transfer pricing examination with New Zealand Inland Revenue for years 2013 through 2017 with no anticipated additional tax impact to the Company.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Leases

The Company has non-cancelable operating lease arrangements for its office space and equipment that expire at various dates through 2034. In addition, the Company rents office equipment under agreements that may be canceled anytime. Prior to January 1, 2019, all such leases were accounted for off-balance sheet. On January 1, 2019, we adopted accounting standard ASC 842, using the modified retrospective approach, which requires that leases with a duration greater than twelve months be recognized on the balance sheet as right-of-use assets and lease liabilities. The adoption of ASC 842 had no impact on our retained earnings and no prior period amounts have been adjusted.
The following table presents supplemental balance sheet information related to our recognized operating leases as a result of adopting ASC 842:

(In thousands)	Balance Sheet Location	December 31, 2019	January 1, 2019
Assets
Operating lease ROU assets	Other assets	$68,351	$71,169
Liabilities
Current operating lease liabilities	Other current liabilities	13,176	11,422
Non-current operating lease liabilities	Other liabilities	67,910	71,445
Total lease liabilities		$81,086	$82,867

We determine whether or not a contract contains a lease at its inception. For building leases with terms greater than twelve months, we account for lease and non-lease components as a single lease component. Many of our lease agreements contain renewal or termination clauses that we factor into our determination of the lease term if we are reasonably certain to exercise any such options. As the Company’s leases do not specifically state an implicit rate, the Company uses a market-specific incremental borrowing rate consistent with the lease term as of the lease commencement date when calculating the present value of remaining lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each market.
The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2019
Weighted average remaining term (in years)	8.5
Weighted average discount rate	4.6%

Maturities of our operating lease liabilities are as follows:

(In thousands)	December 31, 2019
2020	$16,387
2021	15,544
2022	13,428
2023	9,765
2024	7,318
2025 and thereafter	36,434
Total lease payments	$98,876
Less: Imputed interest	17,790
Total lease obligations	$81,086
Less: Current portion of lease obligations	13,176
Long-term lease obligations	$67,910

In addition to the total lease obligations presented in the table above, we have a 14 year building operating lease with undiscounted payment obligations of $30.0 million that is expected to commence during 2020.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. Short-term lease payments are recognized on a straight-line basis and variable short-term lease payments are recognized in the period in which the obligation is incurred. We recognized $18.3 million of operating lease expense during 2019, which includes these immaterial short-term leases and variable lease costs as well as lease expense related to equipment and vehicles. Rental expense related to office

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

space, equipment and vehicles prior to adoption of ASC 842 amounted to $15.7 million and $15.5 million for the years ended December 31, 2018 and 2017, respectively. These amounts are classified as general and administrative expenses on our consolidated statements of income.
    The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,314
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(a)	$11,001
(a) Includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification, impairment or other reassessment events.
At December 31, 2018, the minimum annual rental payments under our lease agreements were as follows: $14.8 million in 2019; $16.0 million in 2020; $15.2 million in 2021; $14.1 million in 2022; $11.7 million in 2023; and $65.6 million thereafter.

16.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

	Year ended December 31,
(In thousands)	2019	2018
Tranche A term loan	923,707	423,637
Tranche B term loan	1,457,048	1,321,447
Term loans under 2016 Credit Agreement (a)	2,380,755	1,745,084
Notes outstanding(a)	400,000	400,000
Securitized debt	104,261	106,872
Participation debt	50,000	114,849
Borrowed federal funds	34,998	—
WEX Latin America debt	2,660	16,242
Total gross debt	$2,972,674	$2,383,047
(a) See Note 19, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

	Year ended December 31,
(In thousands)	2019	2018
Current portion of gross debt	$256,529	$223,241
Less: Unamortized debt issuance costs/debt discount	(7,998)	(6,724)
Short-term debt, net	$248,531	$216,517

Long-term portion of gross debt	$2,716,145	$2,159,806
Less: Unamortized debt issuance costs/debt discount	(29,632)	(25,883)
Long-term debt, net	$2,686,513	$2,133,923

Supplemental information under 2016 Credit Agreement:
Letters of credit (a)	$51,314	$53,514
Remaining borrowing capacity on revolving credit facility(b)	$768,686	$666,486

(a) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(b) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.

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
On January 18, 2019, the Company entered into a Fifth Amendment to the 2016 Credit Agreement, which provided additional tranche A term loans in the original principal amount of $300.0 million. In addition, subject to certain conditions, the Fifth Amendment provided delayed draw commitments for an incremental $275.0 million tranche A term loan and an incremental $25.0 million of revolving credit commitments (subject to conversion of the delayed draw incremental tranche A term loan commitments and incremental revolving credit commitments to commitments of the other type). On March 5, 2019, the Company drew down this delayed draw commitment in order to fund the acquisition of Discovery Benefits, consisting of $250.0 million of tranche A term loans and an incremental $50.0 million of revolving credit commitments.
On May 17, 2019, the Company entered into a Sixth Amendment to the 2016 Credit Agreement, which provided additional tranche B term loans in the original principal amount of $150.0 million and extended the maturity date of tranche B term loans by three years to May 2026. The maturity date of amounts due under the revolving credit facility and tranche A term loans of the 2016 Credit Agreement remained unchanged at July 2023.
On November 19, 2019, the Company entered into the Seventh Amendment to the Credit Agreement, which increased commitments under the Company’s revolving credit facility from $770.0 million to $820.0 million. See Note 28, Related Party Transaction, for further information regarding the incremental revolving loan lender under the Seventh Amendment.
As of December 31, 2019, after giving effect to amendments prior to such date, the 2016 Credit Agreement provides for a secured tranche A term in an original principal amount of $1,030.0 million, a secured tranche B term loan in an original principal amount of $1,485.0 million and an $820.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans.
Prior to maturity, amounts borrowed under the tranche A and tranche B term loan facilities will be reduced by mandatory quarterly payments of $12.5 million and $3.7 million, respectively.
The revolving loans and tranche A term loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin ranging from 0.75% to 1.25% for base rate loans and 1.75% to 2.25% for eurocurrency rate loans determined based on the Company’s consolidated leverage ratio, as defined in the 2016 Credit Agreement. The tranche B term loans bear interest at a variable rate plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency rate loans. As of December 31, 2019 and 2018, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 4.0 percent and 4.7 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 12, Derivative Instruments, for further discussion. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% of the daily unused portion of the 2016 Credit Agreement (0.40% at December 31, 2019) determined based on the consolidated leverage ratio.
The 2016 Credit Agreement requires the Company to prepay outstanding term loans, subject to certain exceptions:

•
solely with respect to the tranche B term loan facility, currently with 25% (subject to increase to 50% and reduction to 0% based upon the Company’s consolidated leverage ratio) of the Company’s annual Excess Cash Flow (as defined in the 2016 Credit Agreement);

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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
a consolidated leverage ratio, of consolidated funded indebtedness (excluding (i) up to $350 million of consolidated funded indebtedness under permitted securitization transactions and (ii) the non-recourse portion of any permitted factoring transaction, and netting up to $125.0 million of unrestricted cash and cash equivalents denominated in U.S. dollars held by the Company and its subsidiaries) to consolidated EBITDA of, no more than 5.00 to 1.00, at December 31, 2019, which ratio shall step down to 4.75 to 1.00 at December 31, 2020 and 4.5 to 1.0 at December 31, 2021 and thereafter.

See Note 26, Supplementary Regulatory Capital Disclosure, for further discussion.
Notes Outstanding
The Company has $400.0 million of 4.75 percent senior notes outstanding as of December 31, 2019 and 2018. The Notes mature on February 1, 2023 and interest accrues at the rate of 4.750 percent per annum. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The Company may redeem the Notes at 100.792 percent of principal prior to February 1, 2021. After this date, there is no premium due upon redemption. Upon the occurrence of a change of control of the Company (as defined in the Indenture to the Notes), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to the date of repurchase.
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
Debt Issuance Costs
The Company accounted for the Fifth Amendment as a debt modification. The Company accounted for the Sixth Amendment as both a debt modification and a partial debt extinguishment, and consequently recorded a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs during 2019. The Company incurred and expensed $10.6 million of third party costs associated with the Fifth and Sixth Amendments, which are classified within general and administrative expenses in the consolidated statements of income during 2019. We expensed as incurred an insignificant amount of costs resulting from the Seventh Amendment. During 2019, the Company also incurred and capitalized lender costs of $3.4 million associated with the Fifth Amendment and a debt discount of $11.0 million associated with the Sixth Amendment.
In 2018, the Company entered into the Third and Fourth Amendments to the 2016 Credit Agreement. The Third Amendment was accounted for as both a debt modification and partial debt extinguishment, which caused us to record a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs, while the Fourth Amendment was accounted for as a debt modification. The Company incurred general and administrative expenses of $3.8 million related to third-party costs associated with the Third and Fourth Amendments. The loss on extinguishment and third-party costs are reflected as financing interest expense and general and administrative expenses, respectively. In addition, the Company incurred and capitalized $5.8 million of new debt issuance costs related to the Third and Fourth Amendments.
Debt issuance costs are being amortized into interest expense over the 2016 Credit Agreement’s remaining term using the effective interest method for the tranche A and B term loans and the revolving credit facility.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Australian Securitization Facility
The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which expires in April 2020. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.80 percent and 2.89 percent as of December 31, 2019 and 2018, respectively. The Company had securitized debt under this facility of $78.6 million and $87.0 million as of December 31, 2019 and 2018, respectively.
European Securitization Facility
On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amount of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 0.63 percent and 0.98 percent as of December 31, 2019 and 2018, respectively. The Company had securitized debt under this facility of $25.7 million and $18.0 million as of December 31, 2019 and 2018, respectively.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	December 31, 2019			December 31, 2018
(In thousands)	Amounts Available (1)	Amounts Outstanding (1)	Remaining Funding Capacity	Amounts Available (2)	Amounts Outstanding (2)	Remaining Funding Capacity
Short-term debt, net	$80,000	50,000	30,000	$130,000	64,849	$65,151
Long-term debt, net	—	—	—	50,000	50,000	$—
	$80,000	50,000	30,000	$180,000	$114,849	$65,151

Average interest rate		4.17%			4.30%
(1) Amounts available and outstanding under agreement terminating on August 31, 2020 as to $50 million and on demand as to $30 million.
(2) Amounts available under agreements terminating on June 30, 2019 and August 31, 2020 as to $50 million each, and on demand as to $80 million. Amounts outstanding under agreements terminating on demand as to $14.8 million and on June 30, 2019 and August 31, 2020 as to $50 million each.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of its accounts receivable. As of December 31, 2019 and 2018, the Company’s federal funds available lines of credit were $355.0 million and $309.0 million, respectively. There were $35.0 million of outstanding borrowings as of December 31, 2019 (matured January 14, 2020) and no

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding borrowings as of December 31, 2018. The average interest rate on borrowed federal funds was 2.36 percent and 2.15 percent for the years ended December 31, 2019 and 2018, respectively.
WEX Latin America Debt
WEX Latin America had debt of $2.7 million and $16.2 million as of December 31, 2019 and 2018, respectively. This is comprised of credit facilities and loan arrangements related to the Company’s accounts receivable. These borrowings are recorded in short-term debt, net. As of December 31, 2019 and 2018, the interest rate was 35.04% and 23.59%, respectively.
Other
As of December 31, 2019, WEX Bank pledged $318.3 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $269.1 million as of December 31, 2019. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2019 and December 31, 2018.
Debt Commitments
The table below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

2020	$256,529
2021	$64,611
2022	$64,611
2023	$1,188,598
2024	$14,681

17.	Tax Receivable Agreement

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
The estimated amounts of future payments owed were $3.7 million at December 31, 2019 and $13.6 million at December 31, 2018, which are included within accrued expenses and other liabilities on the consolidated balance sheets based on the timing of payment. There has been a reassessment of the estimate for each period presented. For the years ended December 31, 2019 and 2018, the net future benefits decreased and increased, respectively, which decreased and increased the associated liability, respectively, resulting in an off-set to non-operating expense of $0.9 million and $0.8 million, respectively. For the year ended December 31, 2017, the net future benefits decreased, primarily as a result of the decline in the Federal statutory tax rate as part of the 2017 Tax Act, which decreased the associated liability, resulting in an off-set of $15.3 million to non-operating expense. In addition, the liability decreased due to payments of $8.9 million and $7.5 million made during the years ended December 31, 2019 and 2018, respectively.

18.	Employee Benefit Plans

The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible for Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $10.0 million, $8.0 million and $6.7 million in matching funds to the plan for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under these plans. The related obligations totaled $8.0 million and $6.4 million at December 31, 2019 and 2018, respectively, and are included in other current liabilities and other liabilities on the consolidated balance sheets. The assets are

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recorded at fair value, based on quoted prices for identical instruments in active markets, with any changes recorded currently to earnings and are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. Refer to Note 19, Fair Value, for further information.
The Company has defined benefit pension plans in several European countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $5.9 million and $5.4 million as of December 31, 2019 and 2018, respectively. These obligations are recorded in other current liabilities and other liabilities in the consolidated balance sheets. The Company measures these plan obligations on an annual basis. The change in fair value to the defined benefit pension plans is recorded through the consolidated statements of income. The expense under each of these defined benefit pension plans for 2019, 2018 and 2017 was not material to the consolidated financial statements.

19.	Fair Value

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(In thousands)	Fair Value Hierarchy	2019	2018
Financial Assets:
Money market funds(a)	1	$223,217	$71,228
Investment securities
Municipal bonds	2	$302	$404
Asset-backed securities	2	247	279
Mortgage-backed securities	2	174	260
Pooled investment fund measured at net asset value(e)		5,000	—
Fixed-income mutual fund	1	24,737	23,463
Total investment securities		$30,460	$24,406
Executive deferred compensation plan trust(b)	1	$7,965	$6,398
Interest rate swaps(c)	2	$2,395	$17,994

Liabilities:
Interest rate swaps(d)	2	$19,764	$—
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payment obligations. At December 31, 2019, $0.9 million and $7.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2018, $0.8 million and $5.6 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
(c) The fair value is recorded as a current or long-term asset depending on the timing of expected discounted cash flows. At December 31, 2019 and 2018, $2.4 million and $8.8 million of fair value, respectively, is recorded within prepaid expenses and other current assets. At December 31, 2018, $9.2 million of fair value is recorded within other assets.
(d) The fair value is recorded in other current liabilities or other liabilities depending on the timing of expected discounted cash flows. At December 31, 2019, $6.7 million and $13.1 million of fair value is recorded within other current liabilities and other liabilities, respectively.
(e) The fair value of this security is measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
Money Market Funds
A portion of the Company’s cash and cash equivalents are invested in money market funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.
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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of December 31, 2019	$5,000	—	Monthly	30 days

The pooled investment fund is a Community Reinvestment Act-eligible investment fund, which seeks to provide current income consistent with the returns available in adjustable-rate government guaranteed financial products by investing in Community Development loans guaranteed by the Small Business Administration. The fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets and liabilities measured on a non-recurring basis during the year ended December 31, 2019. See Note 24, Impairment and Restructuring Activities, for assets and liabilities measured at fair value on a non-recurring basis for the years ended December 31, 2018 and 2017, and the related impairment charges recorded.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Notes Outstanding
The Company determines the fair value of the Notes based on market rates for the issuance of our debt, which are classified as Level 2 in the fair value hierarchy. As of both December 31, 2019 and 2018, the carrying value of the Notes approximated fair value.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of both December 31, 2019 and 2018, the carrying value of the 2016 Credit Agreement approximated fair value.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits (the “U.S. Health business”). The seller’s 4.9 percent non-controlling interest in the U.S. Health business was initially established at both carrying value and fair value. On the date of acquisition, the excess of the fair value of the 4.9 percent equity interest in WEX Health over its carrying value was recognized as an equity transaction, resulting in a $41.4 million increase to additional paid-in capital.
The agreement provides the seller with a put right and the Company with a call right for the equity interest, which can be exercised no earlier than seven years following the date of acquisition, respectively. Upon exercise of the put or call right, the purchase price is calculated based on a revenue multiple of peer companies (as described in the operating agreement for the U.S. Health business) applied to trailing twelve month revenues of the U.S. Health business. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value.
Subsequent remeasurement of the equity interest to fair value during the first quarter of 2019 resulted in an increase to redeemable non-controlling interest of $41.4 million and an offsetting decrease to retained earnings that did not impact earnings per share. During the year ended December 31, 2019, we recalculated the redeemable non-controlling interest using revenue multiples as determined in accordance with the operating agreement for the U.S. Health business and described above, resulting in a $57.3 million increase to the redeemable non-controlling interest. The adjustment reduced both retained earnings and earnings per share attributable to shareholders for the year ended December 31, 2019. Subsequent increases or decreases in the redemption value of the non-controlling interest will be offset against retained earnings and impact earnings per share.
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	Year Ended December 31, 2019
Balance, beginning of year	$—
Acquisition of Discovery Benefits at fair value	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	41,400
Net loss attributable to redeemable non-controlling interest	(436)
Accretion of non-controlling interest	57,315
Balance, end of year	$156,879

21.	Commitments and Contingencies

Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Extension of Credit to Customers
We have entered into commitments to extend credit in the ordinary course of business. We had approximately $9.5 billion of unused commitments to extend credit at December 31, 2019, as part of established customer agreements. These amounts may increase or decrease during 2020 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unfunded Commitment
As a member bank, we have committed to funding a maximum of $7.0 million of loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2019, the Company has funded $2.4 million of its commitment, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused commitment as of December 31, 2019 is $4.6 million.
Minimum Volume Purchase and Spend Commitments
Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Should the Company fail to meet these minimum volume commitments, a penalty will be assessed as defined under the contracts. If the Company does not purchase any fuel under these commitments after December 31, 2019, it would incur penalties totaling approximately $49.6 million through 2024. The Company did not incur any shortfall penalties under these contracts during the year ended December 31, 2019. During the year ended December 31, 2018, the Company incurred $1.6 million in shortfall penalties under these contracts. The Company considers the associated risk of loss to be remote based on current operations.
The Company is subject to minimum annual spend commitments as part of negotiated contracts for certain IT and non-IT related services through 2023. Minimum spend commitments under these contracts as of December 31, 2019 total $23.0 million in the aggregate, with $6.0 million in 2020, $10.2 million in 2021, $6.4 million in 2022 and $0.3 million in 2023.

22.	Dividend Restrictions
The Company has certain restrictions on the dividends it may pay including those under the 2016 Credit Agreement. The 2016 Credit Agreement does allow us to make certain restricted payments (including dividends) if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the 2016 Credit Agreement, of no more than 2.50:1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its interest charge coverage ratio and its maximum consolidated leverage ratio after giving pro forma effect to such restricted payment, the Company may pay $50 million per annum for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. In addition, the purchase agreement that the Company entered into on January 24, 2020 for the acquisition of eNett and Optal prohibits the Company from declaring or paying dividends without the prior written consent of the sellers prior to the closing of the acquisition. See Note 29, Subsequent Event, for more information regarding this purchase agreement. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2019, 2018 and 2017.

23.	Stock-Based Compensation

On May 9, 2019, our stockholders approved the WEX Inc. 2019 Equity and Incentive Plan (the “Plan”), which replaced our 2010 Equity and Incentive Plan (the “Prior Plan”). Upon the expiration of the Prior Plan on May 20, 2020, all then outstanding

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

awards will remain in effect, but no additional awards may be made under the Prior Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants. The Plans permit the Company to grant a total number of shares which is the sum of; (i) 3.7 million shares of common stock; plus (ii) such additional number of shares of common stock (up to 1.5 million) as is equal to the number of shares of common stock subject to awards granted under the Prior Plan. There were 3.6 million units of common stock available for grant for future equity compensation awards under the Plan at December 31, 2019.
As of December 31, 2019, the Company had four stock-based compensation award types, which are described below. The compensation cost that has been charged against income for these programs totals $45.6 million, $33.9 million and $30.5 million for 2019, 2018 and 2017, respectively. In connection with the Noventis acquisition, we recognized an additional $5.5 million of compensation cost for 2019. Refer to Note 4, Acquisitions, for further information. The associated tax benefit related to these costs was $9.9 million, $8.0 million and $7.3 million, for 2019, 2018 and 2017, respectively.
Restricted Stock Units
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
The following is a summary of RSU activity during the year ended December 31, 2019:

Restricted Stock Units
(In thousands except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2019	167	$138.58
Granted	171	198.03
Vested, including 20 shares withheld for tax (a)	(64)	117.81
Forfeited	(14)	172.38
Unvested at December 31, 2019	260	$181.23

(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
As of December 31, 2019, there was $34.9 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total grant-date fair value of RSUs granted was $34.0 million, $16.8 million and $11.7 million during 2019, 2018 and 2017, respectively. The total fair value of RSUs that vested during 2019, 2018 and 2017 was $7.6 million, $9.2 million and $7.3 million, respectively.
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

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of PBRSU activity during the year ended December 31, 2019:

Performance-Based Restricted Stock Units
(In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2019	419	$113.58
Granted	102	185.92
Forfeited	(52)	136.83
Vested, including 37 shares withheld for tax (a)	(114)	81.87
Performance adjustment (b)	94	144.37
Unvested at December 31, 2019	449	$140.58

(a) The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
(b) Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in performance attainment during the year ended December 31, 2019.
As of December 31, 2019, there was $23.7 million of unrecognized compensation cost related to the PBRSUs that is expected to be recognized over a weighted-average period of 1.7 years. The total grant-date fair value of PBRSUs granted during 2019, 2018 and 2017 was $19.0 million, $18.3 million and $15.0 million, respectively. The total fair value of PBRSUs that vested during 2019, 2018 and 2017 was $9.3 million, $12.0 million and $15.9 million, respectively.
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
The table below summarizes the assumptions used to calculate the fair value:

Exercise price	$99.69
Expected stock price volatility	31.14%
Risk-free interest rate	2.18%
Weighted average fair value of market performance-based stock options granted	$28.69

The Company expenses these options on a graded basis over the derived service period of approximately three years regardless of whether the market condition is satisfied. Upon satisfaction of a Stock Price Hurdle, any unrecognized compensation expense for that specific tranche will be accelerated.
Service-Based Stock Options
The Company periodically grants stock options to certain officers and employees under the Plan, which generally become exercisable over three years (with approximately 33 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. All service-based stock option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant as reported by the NYSE.
Based on the Company’s lack of historical option exercise experience and granting of stock options with “plain vanilla” characteristics, the Company uses the simplified method to estimate the expected term of its employee stock options. The fair value of each option award is estimated on the grant date using the following assumptions and a Black-Scholes-Merton option-

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pricing model. The expected term assumption as it relates to the valuation of the options represents the period of time that options granted are expected to be outstanding. The Company estimates expected stock price volatility based on historical volatility of the Company’s common stock over a period matching the expected term of the options granted. The option-pricing model also includes a risk-free interest rate for the period matching the expected term of the option and is based on the U.S. Treasury yield curve in effect at the time of the grant. We have never paid nor do we expect to pay any cash dividends on our common stock; therefore, we assume that no dividends will be paid over the expected terms of option awards.
The table below summarizes the assumptions used to calculate the fair value by year of grant:

	2019	2018	2017
Weighted average grant date fair value	$58.28	$51.27	$35.58

Weighted average expected term (in years)	6	6	6
Weighted average exercise price	$184.81	$158.23	$104.95
Expected stock price volatility	27.21%	27.35%	30.67%
Risk-free interest rate	2.37%	2.69%	2.13%

The following is a summary of all stock option activity during the year ended December 31, 2019:

Stock Options
(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	891	$104.62
Granted	124	184.81
Exercised	(53)	93.00
Forfeited or expired	(70)	112.10
Outstanding at December 31, 2019	892	$115.82	7.52	$83,543
Exercisable on December 31, 2019	182	$103.32	6.71	$19,289
Vested and expected to vest at December 31, 2019	685	$119.23	7.73	$61,769

As of December 31, 2019, there was $9.4 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $1.9 million and $0.6 million, respectively. The total grant-date fair value of options granted during 2019, 2018 and 2017 was $7.2 million, $5.2 million, and $20.5 million, respectively.
Deferred Stock Units
Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. The Company previously granted fully vested DSUs to non-employee directors. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 63 thousand and 74 thousand DSUs outstanding as of December 31, 2019 and 2018, respectively. Unvested DSUs as of December 31, 2019 and 2018 were not material.

24.	Impairment and Restructuring Activities
Impairment Charges
We did not record any impairment charges during our annual goodwill assessment completed in the fourth quarter of 2019. In the fourth quarter of 2018, we recorded a non-cash goodwill impairment charge of $3.2 million related to our Brazil fleet reporting unit. We also impaired $2.4 million of computer software in 2018, which was determined to provide no future benefit. See Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
Following the acquisition of AOC in the fourth quarter of 2017, the Company reevaluated software currently under development for payment processing within our Travel and Corporate Solutions segment. From this, we determined the developed

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

technology obtained in the AOC acquisition more closely aligns with our technological strategy. As a result, $22.0 million of software under development was determined to have no future benefit and was therefore impaired during the year ended December 31, 2017. We also impaired $6.0 million of computer software within the Fleet Solutions segment in 2017 as a result of our ongoing platform consolidation strategy, designed to ensure we continue to deliver superior technology to our customers.
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
Restructuring
In the first quarter of 2015, the Company commenced a restructuring initiative as a result of its global review of operations. The Company identified certain initiatives to further streamline the business, improve efficiency and globalize operations, all with an objective to improve scale and increase profitability. The Company continued its efforts to improve overall operational efficiency and began a second restructuring initiative during the second quarter of 2016. In connection with the EFS acquisition, the Company initiated a third restructuring program in the third quarter of 2016. Total restructuring charges incurred to date under these initiatives, which primarily consisted of employee costs and office closure costs, were $27.6 million as of December 31, 2019.
During 2019, the Company continued its strategic shift related to its global restructuring initiatives, resulting in $2.8 million of charges related to severance. Based on current plans, which are subject to change, the Company does not expect to incur any material charges under these initiatives in future periods.

25.	Segment Information

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

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms, as well as payroll related benefits to customers.
The following tables present the Company’s reportable segment revenues:

	Year Ended December 31, 2019
(in thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	164,735	43,293	205,524	413,552
Finance fee revenue	245,082	2,086	150	247,318
Other revenue	171,334	19,062	46,833	237,229
Total revenues	$1,038,395	$367,826	$317,470	$1,723,691

Interest income	$6,249	$1,521	$1,534	$9,304

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	162,662	37,262	108,172	308,096
Finance fee revenue	190,528	1,391	16,708	208,627
Other revenue	156,970	61,402	33,553	251,925
Total revenues	$975,140	$303,344	$214,155	$1,492,639

Interest income	$3,503	$958	$11,706	$16,167

	Year Ended December 31, 2017
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$360,158	$158,660	$50,348	$569,166
Account servicing revenue	165,083	7,531	103,956	276,570
Finance fee revenue	159,336	760	28,696	188,792
Other revenue	138,533	57,096	18,420	214,049
Total revenues	$823,110	$224,047	$201,420	$1,248,577

Interest income	$3,681	$717	$27,507	$31,905
No one customer accounted for more than 10 percent of the total consolidated revenue in 2019, 2018 or 2017.
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related items (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) restructuring and other costs; (iv) gains on divestitures; (v) debt restructuring costs; (vi) impairment charges; and (vii) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, non-cash adjustments related to the tax receivable agreement, income taxes and net gains or losses from non-controlling interests to our operating segments.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles total segment adjusted operating income to income before income taxes:

	Year ended December 31,
(In thousands)	2019	2018	2017
Segment adjusted operating income
Fleet Solutions	$485,539	$459,646	$369,872
Travel and Corporate Solutions	168,786	135,379	96,660
Health and Employee Benefit Solutions	80,283	44,931	46,846
Total segment adjusted operating income	$734,608	$639,956	$513,378

Reconciliation:
Total segment adjusted operating income	$734,608	$639,956	$513,378
Less:
Unallocated corporate expenses	67,982	58,095	53,753
Acquisition-related intangible amortization	159,431	138,186	153,810
Other acquisition and divestiture related items	37,675	4,143	5,000
Debt restructuring costs	11,062	4,425	2,563
Stock-based compensation	47,511	35,103	30,487
Restructuring and other costs	25,106	13,717	11,129
Impairment charges	—	5,649	44,171
Gain on divestiture	—	—	(20,958)
Operating income	$385,841	$380,638	$233,423
Financing interest expense	(134,677)	(105,023)	(107,067)
Net foreign currency (loss) gain	(926)	(38,800)	31,487
Non-cash adjustments related to tax receivable agreement	932	(775)	15,259
Net unrealized (loss) gain on financial instruments	(34,654)	2,579	1,314
Income before income taxes	$216,516	$238,619	$174,416

Assets are not allocated to the segments for internal reporting purposes.
Geographic Data
Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(In thousands)	2019	2018	2017
United States	$1,535,985	$1,287,405	$1,037,322
Other international[1]	187,706	205,234	211,255
Total revenues	$1,723,691	$1,492,639	$1,248,577

1 No single country within made up more than 5 percent of total revenues for any of the years presented.
Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(In thousands)	2019	2018	2017
United States	$200,101	$176,111	$148,490
International[1]	12,374	11,757	15,418
Net property, equipment and capitalized software	$212,475	$187,868	$163,908
1 No single country within made up more than 5 percent of total net property, equipment and capitalized software for any of the years presented.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.	Supplementary Regulatory Capital Disclosure

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2019, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2019
Total Capital to risk-weighted assets	$329,276	13.54%	$194,566	8.00%	$243,208	10.00%
Tier 1 Capital to average assets	$314,466	10.88%	$115,583	4.00%	$144,479	5.00%
Common equity to risk-weighted assets	$314,466	12.93%	$109,443	4.50%	$158,085	6.50%
Tier 1 Capital to risk-weighted assets	$314,466	12.93%	$145,925	6.00%	$194,566	8.00%
December 31, 2018
Total Capital to risk-weighted assets	$323,178	12.82%	$201,749	8.00%	$252,186	10.00%
Tier 1 Capital to average assets	$305,734	10.88%	$112,401	4.00%	$140,501	5.00%
Common equity to risk-weighted assets	$305,734	12.12%	$113,484	4.50%	$163,921	6.50%
Tier 1 Capital to risk-weighted assets	$305,734	12.12%	$151,312	6.00%	$201,749	8.00%

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.	Quarterly Financial Results (Unaudited)

Summarized quarterly results for the years ended December 31, 2019 and 2018, are as follows:

	Three months ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues[1]	$381,876	$441,807	$459,963	$440,045
Operating income	$68,935	$94,737	$118,311	$103,858
Net income attributable to shareholders	$16,134	$13,807	$14,619	$54,446
Earnings per share:
Basic	$0.37	$0.32	$0.34	$1.26
Diluted	$0.37	$0.32	$0.33	$1.24

2018
Total revenues	$354,028	$370,798	$386,617	$381,196
Operating income	$83,859	$100,424	$102,564	$93,791
Net income attributable to shareholders	$51,970	$38,424	$56,644	$21,257
Earnings per share:
Basic	$1.21	$0.89	$1.31	$0.49
Diluted	$1.20	$0.88	$1.30	$0.49

1 During the fourth quarter of 2019, we recorded an immaterial out-of-period adjustment related to prior quarters of 2019 to properly reflect fleet segment revenue and expenses, which decreased total revenues and sales and marketing expense by $14.3 million.
Basic and diluted net income per share are computed independently for each quarter presented. Therefore, the sum of quarterly basic and diluted net income per share information may not equal annual basic and diluted net income per share.

28.	Related Party Transaction
On November 19, 2019, the Company entered into the Seventh Amendment to the 2016 Credit Agreement. The Seventh Amendment increased commitments under the Company’s revolving credit facility by $50.0 million, with Bell Bank as the incremental revolving loan lender. Bell Bank was the seller of Discovery Benefits and holds a 4.9 percent equity interest in the U.S. Health business.

Table of ContentsWEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

29.	Subsequent Events
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions. Pursuant to the purchase agreement, and subject to the terms and conditions contained therein, the Company will acquire all of the issued share capital of eNett and Optal from Travelport Limited, Toro Private Holdings I, Ltd., and the other shareholders of eNett and Optal, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals. We expect that the acquisition will accelerate our global growth strategy and strengthen our technology and product portfolio. This acquisition will be accounted for under the acquisition method of accounting.
In connection with the acquisition, the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. on January 24, 2020 for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion, consisting of (i) up to a $2.0 billion seven-year term loan B facility, comprised of $1.1 billion to fund the planned acquisition and a $924.0 million backstop to refinance the Company’s existing Term A loans under the 2016 Credit Agreement and (ii) an $820.0 million backstop to replace the Company’s existing revolving credit facility under the 2016 Credit Agreement and (b) a senior unsecured bridge facility in the aggregate amount of up to $300.0 million. To the extent that the 2016 Credit Agreement had not been amended prior to the funding of these facilities to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, the backstops were available to the Company for use.
On February 10, 2020, the Company entered into an Eighth Amendment to the 2016 Credit Agreement. The Eighth Amendment, among other things, (i) modifies the maximum consolidated leverage ratio to be no more than 5.75 to 1.0 commencing as of December 31, 2019, decreasing to 5.50 to 1.0 commencing as of December 31, 2020, decreasing to 5.00 to 1.0 commencing as of December 31, 2021 and further decreasing to 4.75 to 1.0 commencing as of December 31, 2022 and thereafter and (ii) increases the Company’s capacity to incur additional incremental debt facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. As such, the portion of the commitment letter related to the backstops described above have been reduced to zero. The amendments set forth in the Eighth Amendment would only become effective concurrently with the closing of the pending acquisition of eNett and Optal, if it occurs.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2019.
The Company acquired Noventis, Inc. on January 24, 2019, Pavestone Capital, LLC on February 14, 2019, Discovery Benefits, Inc. on March 5, 2019, and Go Fuel Card on July 1, 2019. Management excluded these four businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. These exclusions were in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. These four businesses represented, in aggregate, approximately 8.3% of the Company’s total consolidated assets (excluding goodwill and intangibles, which are included within the scope of the assessment) and 8.9% of total consolidated revenues, as of and for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
Remediation of Previously Reported Material Weaknesses
For the fiscal year ended December 31, 2018, our management concluded that three material weaknesses existed in our internal control over financial reporting relating to our Brazilian subsidiary and insufficient monitoring of activities at other individually insignificant subsidiaries.
Over the course of 2019, we have completed remediation actions to address the material weaknesses in internal control over financial reporting, including:

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
Based upon the actions taken during 2019, which were substantially completed in the fourth quarter of 2019, and our testing and evaluation of the newly implemented control activities and our internal control over financing reporting, we have concluded that the material weaknesses have been remediated as of December 31, 2019.
Other than the changes discussed above, there has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of WEX Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Noventis, Inc. acquired on January 24, 2019, Pavestone Capital, LLC acquired on February 14, 2019, Discovery Benefits, Inc. acquired on March 5, 2019, and Go Fuel Card acquired on July 1, 2019 whose financial statements constitute 8.3% of total assets (excluding goodwill and intangibles, which are included within the scope assessment) and 8.9% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at Noventis, Inc., Pavestone Capital, LLC, Discovery Benefits, Inc., and Go Fuel Card.
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
February 28, 2020

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders captioned “The Board of Directors” and the related subsections, “Executive Officers,” “Delinquent Section 16(a) Reports,” if applicable, “Director Nominations and Recommendations,” “Communications with the Board of Directors” and “Governance,” which information is incorporated herein by reference.
Website Availability of Corporate Governance and Other Documents
The following documents are available on the Corporate Governance page of the investor relations section of the Company’s website, www.wexinc.com: (1) WEX Code of Business Conduct and Ethics, which covers all employees, officers and our board of directors, (2) the Company’s Corporate Governance Guidelines and (3) key Board Committee charters, including charters for the Audit, Corporate Governance and Compensation Committees. Stockholders also may obtain printed copies of these documents by submitting a written request to Investor Relations, WEX Inc., 97 Darling Avenue, South Portland, Maine 04106. The Company intends to post on its website, www.wexinc.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
See the information in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders captioned “Executive Compensation” and the related subsections, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders captioned “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” and the related subsections, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the Company’s proxy statement for the 2020 Annual Meeting of Stockholders captioned “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the section of the Company’s proxy statement for the 2020 Annual Meeting of Stockholders captioned “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Consolidated Financial Statements on page 60).
2. Financial statement schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
3. The exhibit index attached to this Annual Report on Form 10–K is hereby incorporated by reference.
ITEM 16. FORM 10–K SUMMARY
None.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Unit Purchase Agreement, dated October 18, 2015, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI - B, L.P., Warburg Pincus Private Equity XI‑C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI‑B, L.P., WP Mustang Co‑Invest‑B, L.P., WP Mustang Co‑Invest‑C L.P., Warburg Pincus XI (E&P) Partners‑B, L.P., Warburg Pincus (E&P) XI, L.P., WP Mustang Topco LLC and Warburg Pincus Private Equity XI (Lexington), LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

2.2
Share Purchase Agreement, dated January 24, 2020, by and among WEX Inc., eNett International (Jersey) Limited, a Jersey limited company, Optal Limited, a private company limited by shares incorporated in England and Wales, Travelport Limited, a Bermuda exempted company, Toro Private Holdings I, Ltd., a private company limited by shares incorporated in England and Wales, Optal Limited, in its capacity as trustee of the PSP Group DESOP Discretionary Trust established by way of discretionary trust deed dated 28 October 2008, as amended from time to time, and the other shareholders of eNett and Optal set forth therein (incorporated herein by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020, File No. 001-32426)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

3.2
Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

3.3
Amended and Restated By-Laws of WEX Inc., as amended and restated as of April 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2019, File No. 001-32426)

4.1
Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

4.2
Supplemental Indenture, dated as of July 1, 2016 to the Indenture, dated as of January 30, 2013 among WEX Inc., the additional subsidiary guarantors thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

4.3
U.S. Security Agreement, made by WEX Inc., and the certain of its subsidiaries, as pledgors, assignors and debtors dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the Lenders (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

* 4.4	Description of WEX Inc.’s Securities Registered under Section 12 of the Exchange Act.

10.1	Form of director indemnification agreement (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on June 8, 2009, File No. 001-32426)

10.2
Tax Receivable Agreement, dated as of February 22, 2005, by and between Cendant Corporation and Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Current Report on Form 8-K filed with the SEC on March 1, 2005, File No. 001-32426)

10.3
Tax Receivable Prepayment Agreement dated June 26, 2009 by and between Wright Express Corporation and Realogy Corporation (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.4
Ratification Agreement dated June 26, 2009 by and among Wright Express Corporation, Realogy Corporation, Wyndham Worldwide Corporation and Avis Budget Group, Inc. (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 2, 2009, File No. 001-32426)

10.5
Guarantee, dated as of June 26, 2009, by Apollo Investment Fund VI, L.P., Apollo Overseas Partners VI, L.P., Apollo Overseas Partners (Delaware) VI, L.P., Apollo Overseas Partners (Delaware892) VI, L.P. and Apollo Overseas Partners (Germany) VI, L.P. in favor of Wright Express Corporation (incorporated by reference to Exhibit No. 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2009, File No. 001-324426)

10.6
Investors Rights Agreement, dated as of July 1, 2016, by and among WEX Inc., Mustang HoldCo 1 LLC, Warburg Pincus Private Equity (E&P) XI‑ B, L.P., Warburg Pincus Private Equity XI – C, L.P., WP XI Partners, L.P., Warburg Pincus Private Equity XI – B, L.P., WP Mustang Co-Invest – B L.P., WP Mustang Co-Invest – C L.P., Warburg Pincus XI (E&P) Partners – B, L.P., Warburg Pincus (E&P) XI, L.P., WP (Lexington) Holdings II, L.P., Warburg Pincus Private Equity (Lexington) XI – A, L.P., Warburg Pincus XI (Lexington) Partners – A , L.P., WP Mustang Co-Invest LLC and the other investors party thereto (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.7
Credit Agreement among WEX Inc., certain of its subsidiaries as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

10.8
First Amendment to Credit Agreement dated July 3, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd. and Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 3, 2017, File No. 001-32426)

10.9
Second Amendment to Credit Agreement dated October 30, 2017, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America and Santander Bank, N.A. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 3, 2017, File No. 001-32426)

10.10
Third Amendment to Credit Agreement dated January 17, 2018, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 18, 2018, File No. 001-32426)

10.11
Fourth Amendment to Credit Agreement dated August 24, 2018, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 24, 2018, File No. 001-32426)

10.12
Fifth Amendment to Credit Agreement dated January 18, 2019, between WEX Inc., Wright Express International Holdings Limited, WEX Card Holdings Australia Pty Ltd., Bank of America (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 22, 2019, File No. 001-32426)

10.13
Sixth Amendment to Credit Agreement dated as of May 17, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2019, File No. 001-32426)

10.14
Seventh Amendment to Credit Agreement dated as of November 19, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bell Bank, as the incremental revolving loan lender, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 25, 2019, File No. 001-32426)

10.15
Eighth Amendment to Credit Agreement dated February 10, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 13, 2020, File No. 001-32426)

†10.16
Wright Express Corporation Amended 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2010, File No. 001-32426)

†10.17	WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2019, File No. 001-32426)

† * 10.18	Form of WEX Inc. Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan.

† * 10.19	Form of WEX Inc. Performance-Based Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan.

† * 10.20	Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan.

†10.21
Wright Express Corporation Amended and Restated Non-Employee Directors Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

†10.22	2014 Form of Annual Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.23
Form of 2014 Growth Grant - Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2014, File No. 001-32426)

† 10.24	2015 Section 162(m) Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 21, 2015, File No. 001-32426)

† 10.25
WEX Inc. Executive Severance Pay and Change in Control Plan dated March 5, 2018 (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-K filed with the SEC on March 18, 2019, File No. 001-32426)

† 10.26
Form of Employment Agreement for David Maxsimic and Melissa Smith (incorporated by reference to Exhibit No. 10.6 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.27
Form of Employment Agreement for Robert Cornett, Hilary Rapkin and Jamie Morin (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32426)

† 10.28
Form of Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 99.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2006, File No. 001-32426)

† 10.29
Form of Non-Employee Director Long Term Incentive Program Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (for grants received prior to December 31, 2006) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2008, File No. 001-32426)

† 10.30
Form of Wright Express Corporation Long Term Incentive Program 2010 Growth Grant Stock Non-Statutory Stock Option Award Agreement under the Amended and Restated Wright Express Corporation 2005 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2010, File No. 001-32426)

† 10.31
Form of Wright Express Corporation Option Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.29 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.32
2015 Form of WEX Inc. Long Term Incentive Program Non-Statutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 1, 2015, File No. 001-32426)

† 10.33
Form of Wright Express Corporation Non-Employee Director Compensation Plan Award Agreement under the Wright Express Corporation 2010 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.31 to our Annual Report on Form 10-K filed with the SEC on February 28, 2011, File No. 001-32426)

† 10.34
Offer Letter dated November 3, 2015 between WEX Inc. and Mr. Simon (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 5, 2015, File No. 001-32426)

† 10.35
Severance and Restricted Covenant Agreement between Roberto Simon and WEX Inc., dated March 3, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 28, 2016, File No. 001-32426)

† 10.36
Form of Non Employee Director Compensation Plan effective September 21, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017, File No. 001-32426)

† 10.37
Form of Non Employee Director Compensation Plan effective October 1, 2017 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2017, File No. 001-32426)

† 10.38	Employment Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.39
Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated October 16, 2015 (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.40
First Amendment to Employment Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

† 10.41
First Amendment to Noncompetition, Nonsolicitation, Confidentiality, and Inventions Agreement for Scott Phillips dated November 1, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed with the SEC on March 1, 2018, File No. 001-32426)

10.42
Southern Cross WEX 2015-1 Trust - Receivables Acquisition and Servicing Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.43	Southern Cross WEX 2015-1 Trust - Guarantee and Indemnity (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.44	Southern Cross WEX 2015-1 Trust General Security Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.45	Southern Cross WEX 2015-1 Trust Class A Facility Deed (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.46	Southern Cross WEX 2015-1 Trust Class B Facility Deed (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2015, File No. 001-32426)

10.47
Commitment Letter, dated as of October 18, 2015, by and among WEX Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Bank, SunTrust Robinson Humphrey and MUFG Union Bank, N.A (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 19, 2015, File No. 001-32426)

10.48
Consent and Amendment Under Credit Agreement, dated as of February 27, 2019, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2019, File No. 001-32426).

† 10.49	Form of Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019, File No. 001-32426)

† 10.50	Form of Non-Employee Director Equity Ownership Guideline (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2019, File No. 001-32426)

10.51
Commitment Letter, dated as of January 24, 2020, by and among WEX Inc., Bank of America, N.A., and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020, File No. 001-32426)

10.52
Amended and Restated Commitment Letter, dated as of February 10, 2020, by and among WEX Inc., Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 13, 2020, File No. 001-32426)

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

* 101.INS	Inline XBRL Instance Document

* 101.SCH	Inline XBRL Taxonomy Extension Schema Document

* 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

* 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

* 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

* 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

* 104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed with this report.

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.
February 28, 2020	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2020	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Chair
(principal executive officer)

February 28, 2020	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial and accounting officer)

February 28, 2020	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

February 28, 2020	/s/ John E. Bachman
John E. Bachman
Director

February 28, 2020	/s/ Daniel Callahan
Daniel Callahan
Director

February 25, 2020	/s/ Michael E. Dubyak
Michael E. Dubyak
Director

February 28, 2020	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

February 28, 2020	/s/ Rowland T. Moriarty
Rowland T. Moriarty
Director

February 28, 2020	/s/ James C. Neary
James C. Neary
Director

February 28, 2020	/s/ Stephen Smith
Stephen Smith
Director

February 28, 2020	/s/ Susan Sobbott
Susan Sobbott
Director

February 28, 2020	/s/ Regina O. Sommer
Regina O. Sommer
Director