Form 10-Q
period 2020-03-31
WEX Inc.
filed 2020-05-11
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of May 1, 2020 was 43,510,514.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:

•
the extent to which the coronavirus (COVID-19) outbreak and measures taken in response thereto adversely impact our business, results of operations and financial condition in excess of current expectations;

•	the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;

•	the impact of foreign currency exchange rates on the Company’s operations, revenue and income;

•	changes in interest rates;

•	the impact of fluctuations in fuel prices, including the impact of any continued reductions in fuel price and the resulting impact on our revenues and net income;

•	the effects of the Company’s business expansion and acquisition efforts;

•	potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;

•	competitive responses to any acquisitions;

•	uncertainty of the expected financial performance of the combined operations following completion of an acquisition;

•	the failure to complete or successfully integrate the Company’s acquisitions;

•	the ability to realize anticipated synergies and cost savings;

•	unexpected costs, charges or expenses resulting from an acquisition;

•	the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;

•	the failure of corporate investments to result in anticipated strategic value;

•	the impact and size of credit losses;

•	the impact of changes to the Company’s credit standards;

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

•	legal, political and economic uncertainty surrounding the United Kingdom’s departure from the European Union;

•	the impact of the transition from LIBOR as a global benchmark to a replacement rate;

•	the impact of the Company’s outstanding notes on its operations;

•	the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;

•	the incurrence of impairment charges if our assessment of the fair value of certain reporting units changes;

•	the uncertainties of litigation; as well as

•	other risks and uncertainties identified in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.
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

Adjusted Net Income or (“ANI”)
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interests and certain tax related items.

ASC	Accounting Standards Codification
ASU 2016–13 or (“Topic 326”)	Accounting Standards Update No. 2016–13 Financial Instruments – Credit Losses (Topic 326)
ASU 2014–09 or (“Topic 606”)	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a special purpose entity consolidated by the Company
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
eNett	eNett International (Jersey) Limited
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Go Fuel Card	A European Fleet business acquired from EG Group on July 1, 2019
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million notes with a 4.75 percent fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
Optal	Optal Limited
Pavestone Capital or (“Pavestone”)	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income
A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, debt restructuring costs, the expense associated with stock-based compensation and other costs.

U.S. Health business	WEX Health and Discovery Benefits, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of Discovery Benefits

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Payment processing revenue	$204,037	$186,798
Account servicing revenue	113,840	87,086
Finance fee revenue	55,927	46,373
Other revenue	57,875	61,619
Total revenues	431,679	381,876
Cost of services
Processing costs	104,917	91,119
Service fees	13,754	14,246
Provision for credit losses	33,987	17,791
Operating interest	8,385	9,564
Depreciation and amortization	24,789	20,513
Total cost of services	185,832	153,233
General and administrative	62,036	64,405
Sales and marketing	68,782	64,119
Depreciation and amortization	40,200	31,184
Operating income	74,829	68,935
Financing interest expense	(32,031)	(31,112)
Net foreign currency loss	(28,727)	(3,885)
Net unrealized loss on financial instruments	(32,047)	(11,912)
(Loss) income before income taxes	(17,976)	22,026
Income tax (benefit) provision	(5,707)	5,818
Net (loss) income	(12,269)	16,208
Less: Net income from non-controlling interests	1,363	74
Net (loss) income attributable to WEX Inc.	(13,632)	16,134
Accretion of non-controlling interest	(2,624)	—
Net (loss) income attributable to shareholders	$(16,256)	$16,134

Net (loss) income attributable to shareholders per share:
Basic	$(0.37)	$0.37
Diluted	$(0.37)	$0.37
Weighted average common shares outstanding:
Basic	43,416	43,220
Diluted	43,416	43,572
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(12,269)	$16,208
Foreign currency translation	(41,404)	4,371
Comprehensive (loss) income	(53,673)	20,579
Less: Comprehensive income attributable to non-controlling interests	894	36
Comprehensive (loss) income attributable to WEX Inc.	$(54,567)	$20,543
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$861,188	$810,932
Restricted cash	165,205	170,449
Accounts receivable (net of allowances of $75,426 in 2020 and $52,274 in 2019)	2,093,924	2,661,108
Securitized accounts receivable, restricted	97,395	112,192
Prepaid expenses and other current assets	93,980	87,694
Total current assets	3,311,692	3,842,375
Property, equipment and capitalized software (net of accumulated depreciation of $363,097 in 2020 and $344,212 in 2019)	207,928	212,475
Goodwill	2,418,288	2,441,201
Other intangible assets (net of accumulated amortization of $698,470 in 2020 and $666,793 in 2019)	1,528,606	1,575,050
Investment securities	30,902	30,460
Deferred income taxes, net	16,335	12,833
Other assets	184,404	184,024
Total assets	$7,698,155	$8,298,418
Liabilities and Stockholders’ Equity
Accounts payable	$745,884	$969,816
Accrued expenses	242,651	315,642
Restricted cash payable	165,205	170,449
Short-term deposits	1,137,123	1,310,813
Short-term debt, net	147,219	248,531
Other current liabilities	47,637	34,692
Total current liabilities	2,485,719	3,049,943
Long-term debt, net	2,672,335	2,686,513
Long-term deposits	173,399	143,399
Deferred income taxes, net	212,450	218,740
Other liabilities	117,633	106,422
Total liabilities	5,661,536	6,205,017
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	159,645	156,879
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,938 issued in 2020 and 47,749 in 2019; 43,510 shares outstanding in 2020 and 43,321 in 2019	479	477
Additional paid-in capital	680,726	675,060
Retained earnings	1,514,358	1,539,201
Accumulated other comprehensive loss	(156,384)	(115,449)
Treasury stock at cost; 4,428 shares in 2020 and 2019	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,866,837	1,926,947
Non-controlling interest	10,137	9,575
Total stockholders’ equity	1,876,974	1,936,522
Total liabilities and stockholders’ equity	$7,698,155	$8,298,418
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustments of redeemable non-controlling interest	—	—	41,400	—	—	(41,400)	—	—
Foreign currency translation	—	—	—	4,409	—	—	(38)	4,371
Net income	—	—	—	—	—	16,134	74	16,208
Balance at March 31, 2019	47,674	$476	$635,046	$(112,882)	$(172,342)	$1,456,327	$10,263	$1,816,888

Balance at December 31, 2019	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,539,201	$9,575	$1,936,522
Cumulative effect adjustment[1]	—	—	—	—	—	(8,587)	(190)	(8,777)
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Accretion of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net (loss) income	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	$479	$680,726	$(156,384)	$(172,342)	$1,514,358	$10,137	$1,876,974

1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2016-13 (See Note 2, Recent Accounting Pronouncements).
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(12,269)	$16,208
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss	49,737	12,870
Stock-based compensation	12,533	9,703
Depreciation and amortization	64,989	51,697
Debt restructuring and debt issuance cost amortization	2,002	2,095
(Benefit) provision for deferred taxes	(8,830)	3,402
Provision for credit losses	33,987	17,791
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	488,709	(239,658)
Prepaid expenses and other current and other long-term assets	(18,830)	(7,109)
Accounts payable	(200,428)	245,657
Accrued expenses and restricted cash payable	(75,383)	(43,554)
Income taxes	5,822	(1,153)
Other current and other long-term liabilities	(1,816)	2,161
Net cash provided by operating activities	340,223	70,110
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(20,665)	(28,385)
Acquisitions, net of cash	—	(568,426)
Purchases of investment securities	(131)	(140)
Maturities of investment securities	88	85
Net cash used for investing activities	(20,708)	(596,866)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(8,817)	(9,723)
Proceeds from stock option exercises	1,952	405
Net change in deposits	(143,049)	(136,717)
Net activity on other debt	(84,985)	(57,556)
Borrowings on revolving credit facility	—	863,756
Repayments on revolving credit facility	—	(693,600)
Borrowings on term loans	—	550,000
Repayments on term loans	(16,152)	(15,871)
Debt issuance costs	—	(3,443)
Net change in securitized debt	(6,909)	(1,191)
Net cash (used for) provided by financing activities	(257,960)	496,060
Effect of exchange rates on cash, cash equivalents and restricted cash	(16,543)	1,743
Net change in cash, cash equivalents and restricted cash	45,012	(28,953)
Cash, cash equivalents and restricted cash, beginning of period(a)	981,381	555,031
Cash, cash equivalents and restricted cash, end of period(a)	$1,026,393	$526,078

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$3,362	$2,046

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents at beginning of period	$810,932	$541,498
Restricted cash at beginning of period	170,449	13,533
Cash, cash equivalents and restricted cash at beginning of period	$981,381	$555,031

Cash and cash equivalents at end of period	$861,188	$387,274
Restricted cash at end of period	165,205	138,804
Cash, cash equivalents and restricted cash at end of period	$1,026,393	$526,078

See notes to unaudited condensed consolidated financial statements.

WEX INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for any future periods or the year ending December 31, 2020.
With the exception of accounting policies over credit loss reserves, which were impacted by the adoption of ASU 2016–13, effective January 1, 2020 (refer to Note 2, Recent Accounting Pronouncements), we have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2019 annual financial statements.
The Company rounds amounts in the unaudited condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
COVID-19 Pandemic Response and Impact
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.
During the first quarter of 2020, the Company began taking a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including implementing travel bans and restrictions, temporarily closing offices and canceling participation in various industry events. The Company is closely tracking and assessing the rapidly evolving effect of the outbreak and is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including government policies and stay-at-home orders, other restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on the Company’s businesses during the three months ended March 31, 2020. Specifically, current travel volumes within the Travel and Corporate Solutions segment have been adversely impacted by the decline in worldwide travel and tourism. Additionally, the Fleet Solutions segment has also been negatively impacted by lower average domestic fuel prices and volumes as compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic. These disruptions are expected to have a more significant adverse impact on the Company’s operating results in the second quarter of 2020 and the remainder of the year, although the full extent of the COVID-19 outbreak and its impact on Company operations is uncertain.
The Company assessed the impact of COVID-19 with respect to assumptions and estimates related to goodwill and other long-lived assets and determined there were no triggering events during the three months ended March 31, 2020.
Adoption of a New Accounting Standard
The Company adopted Topic 326 on January 1, 2020, utilizing the modified-retrospective approach, under which prior period comparable financial information is not adjusted. Topic 326 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and off-balance sheet credit exposures. See Note 2, Recent Accounting Pronouncements, for further information regarding this new accounting standard.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table illustrates the adoption impact of Topic 326:

	January 1, 2020
(In thousands)	Prior to Adoption	Impact of Topic 326	As Reported
Allowance for accounts receivable[1]	$52,274	$11,577	$63,851
Deferred income taxes, net (within total assets)	$12,833	$570	$13,403
Deferred income taxes, net (within total liabilities)	$218,740	$(2,230)	$216,510
Retained earnings	$1,539,201	$(8,587)	$1,530,614
Non-controlling interest	$9,575	$(190)	$9,385
1 This impact does not reflect the economic disruption resulting from the COVID-19 pandemic since it occurred subsequent to January 1, 2020.
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. As a result of the adoption of Topic 326, the reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to trend a predetermined amount from the historical median, the Company qualitatively determines what impact, if any, the trends are expected to have on the reserve for expected credit losses. Economic indicators include consumer price indexes, consumer spending and unemployment trends, among others. See Note 5, Accounts Receivable, for discussion regarding the adjustments made during the three months ended March 31, 2020 as a result of these assessments.
Accounts receivable are evaluated for impairment on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. As a result of this evaluation, our portfolio segments consist of the following:

•
Fleet Solutions - The majority of the customer base consists of companies within the transportation, logistics and fleet industries. The associated credit losses by customer are generally low, however, the Fleet Solutions segment has historically comprised the majority of the Company’s provision for credit loss. Credit losses generally correlate with changes in consumer price indices and other indices that measure trends and volatility including the Institute of Supply Management Purchasing Index and the U.S. Volatility Index.

•
Travel and Corporate Solutions - The majority of the customer base consists of large online travel agencies. The associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.

•
Health and Employee Benefit Solutions - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low. Prior to entering into the WEX Latin America accounts receivable securitization arrangement as described in Note 10, Off-Balance Sheet Arrangements, the Company maintained credit exposure on these receivables and accordingly established an allowance for credit losses, which is included in the Health and Employee Benefit Solutions balance as of March 31, 2020, as disclosed in Note 5, Accounts Receivable.

When individual accounts receivable exhibit elevated credit risk characteristics as a result of bankruptcies, disputes, conversations with customers, or other significant credit loss events, they are assessed individual credit loss estimates. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
The allowance for accounts receivable also includes reserves for waived finance fees, which are used to maintain customer goodwill and recorded against the late fee revenue recognized, as well as for fraud losses. Management monitors known and suspected fraudulent activity identified by the Company, as well as fraudulent claims reported by customers, in estimating the reserve for expected fraud losses.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, certain of which carry credit risk exposure. These items were not significantly impacted by the adoption of Topic 326 as of March 31, 2020:

•
Extension of credit to customers - The Company has entered into commitments to extend credit in the ordinary course of business as part of established customer agreements. The unfunded portion of an extension of credit to customers fluctuates as the Company increases or decreases customer credit limits, subject to appropriate credit reviews. Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancelable and thus the Company has not established a liability for expected credit losses on those commitments.

•
Accounts receivable factoring - See Note 10, Off-Balance Sheet Arrangements, for the terms of the factoring arrangements for the Company’s subsidiaries, WEX Europe Services and WEX Bank. Within the terms of the Company’s WEX Europe Services accounts receivable factoring arrangement, the Company has credit risk exposure to the extent outstanding transferred receivables exceed established credit limits. The Company does not maintain any beneficial interest with respect to the receivables sold, and as such does not maintain any credit risk related to receivables transferred below the established credit limit. The amount by which factored receivables exceed the credit limit is insignificant as of March 31, 2020. Management deems expected credit losses arising from this off-balance sheet commitment to be insignificant and did not establish a corresponding liability. The Company does not retain any beneficial interest in WEX Bank’s factored receivables, and the terms of the agreement do not describe a scenario in which the Company would be exposed to credit risk as it relates to the transferred receivables.

•
Accounts receivable securitization - See Note 10, Off-Balance Sheet Arrangements, for the terms of the securitization arrangement at one of the Company’s subsidiaries, WEX Latin America. Within the terms of the Company’s WEX Latin America accounts receivable securitization arrangement, the Company does not maintain credit exposure given that the Company has surrendered effective control and derecognized the receivables. The Company retains an interest in securitized receivables in the form of a non-controlling equity investment in the fund holding the receivables. The Company’s beneficial interest in the securitized receivables carries residual credit risk, and the methodology for estimating expected credit losses on the beneficial interest is consistent with the methodology described within the Allowance for Accounts Receivable section above. As of both January 1, 2020 and March 31, 2020, expected credit losses estimated on the Company’s beneficial interest in WEX Latin America’s securitized receivables were insignificant.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the three months ended March 31, 2020 and recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Three Months Ended March 31, 2020
ASU 2016–13
This standard amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and off-balance sheet credit exposures. The standard requires entities to consider a broader range of information to estimate expected credit losses, including historical experience, current conditions and reasonable and supportable forecasts that impact the collectability of the reported amount.
The Company adopted ASU 2016–13 effective January 1, 2020 using the modified-retrospective approach.
The amendments of this new standard were applied through a cumulative-effect adjustment to total stockholders’ equity of $8.8 million, net of a $2.8 million income tax benefit, as of January 1, 2020. This adjustment was driven by the incorporation of economic forecasts into the Company’s expected credit loss reserve methodology. The unaudited condensed consolidated financial statements for the period ended March 31, 2020 are presented under the new standard. Comparative periods presented have not been adjusted. Refer to Note 1, Basis of Presentation, for discussion of the Company’s credit loss methodology.

Not Adopted as of March 31, 2020
ASU 2020–04, Reference Rate Reform
This standard provides optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.
Election is available through December 31, 2022.
The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of this ASU would have on its financial condition and results of operations.

3.	Revenue
In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate the Company’s consolidated revenue:

	Three Months Ended March 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$113,323	$70,268	$20,446	$204,037
Account servicing revenue	4,371	11,063	63,569	79,003
Other revenue	21,288	771	9,023	31,082
Total Topic 606 revenues	$138,982	$82,102	$93,038	$314,122
Non-Topic 606 revenues	$110,865	$2,257	$4,435	$117,557
Total revenues	$249,847	$84,359	$97,473	$431,679

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

The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the three months ended March 31, 2020 and 2019.
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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	March 31, 2020	December 31, 2019
Receivables[1]	Accounts receivable, net	$44,464	$43,092
Contract assets	Prepaid expenses and other current assets	$5,830	$4,593
Contract assets	Other assets	$22,457	$20,496
Contract liabilities	Other current liabilities	$2,536	$5,171
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders who have not been deemed the Company’s customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606.
In the three months ended March 31, 2020, we recognized revenue of $3.9 million related to contract liabilities existing as of December 31, 2019.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of March 31, 2020 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2020	2021	2022	2023	2024	2025	Total
Minimum monthly fees[1]	$39,463	$34,607	$23,862	$10,245	$3,170	$321	$111,668
Professional services[2]	5,910	63	—	—	—	—	5,973
Total remaining performance obligations	$45,373	$34,670	$23,862	$10,245	$3,170	$321	$117,641
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

2020 Purchase Agreement
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals and the absence of a material adverse effect.
The Company has analyzed the eNett and Optal situation closely with specialist advisors and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a material adverse effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this material adverse effect, WEX has advised eNett and Optal that it is not required to close the transaction pursuant to the terms of the purchase agreement.
2019 Business Acquisitions
As of March 31, 2020, the purchase accounting was final for Go Fuel Card, Discovery Benefits, Pavestone and Noventis. No adjustments to the purchase accounting were required or made during the three months ended March 31, 2020. In both the three months ended March 31, 2020 and 2019, the acquisition and merger related costs related to the completed business combinations were immaterial.
Go Fuel Card
On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). This acquisition, which was funded with cash on hand, was accounted for as a business combination. The purpose of the acquisition was to strengthen the Company’s position in the European market, grow its existing customer base and reduce its sensitivity to retail fuel prices, resulting in the recording of goodwill. The goodwill associated with the acquisition of Go Fuel Card is deductible for tax purposes.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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
No pro forma information has been disclosed in these financial statements as the operations of Go Fuel Card for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, of which $50 million was paid during the fourth quarter of 2019. The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 13, Redeemable Non-Controlling Interest, for further information.
The purpose of this acquisition was to obtain the comprehensive suite of products and services for the Company’s partners and customers and to open go-to-market channels to include consulting firms and brokers in its Health and Employee Benefit Solutions segment. This acquisition has been accounted for as a business combination, resulting in the recording of goodwill. The majority of the associated goodwill is deductible for tax purposes.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash on hand, has been accounted for as a business combination. The Company purchased Pavestone Capital to complement its existing factoring business. As a result, the purchase price is primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.5 million, $14.9 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes. The customer relationships intangible asset has a weighted-average amortization period of 6.5 years.
No pro forma information has been disclosed in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration was $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.
The Company purchased Noventis to expand its reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions in our Travel and Corporate Payment Solutions segment. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is not deductible for tax purposes.
The following is a summary of the allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended March 31, 2019
Total revenues	$400,982
Net income attributable to shareholders	$18,810
Net income attributable to shareholders per share:
Basic	$0.44
Diluted	$0.43

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Accounts Receivable
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders and pays the merchant for the purchase price, less the fees it retains and records as revenue. The Company subsequently collects the total purchase price from the cardholder. In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid in full by payment due dates as stated within the terms of the agreement are generally considered past due and subject to late fees and interest based upon the outstanding receivables balance. The Company discontinues late fee and interest income accruals on outstanding receivables once customers are 90 and 120 days past the invoice due date, respectively. Payments received subsequent to discontinuing late fee and interest income accruals are first applied to outstanding late fees and interest, and the Company resumes accruing interest and late fee income as earned on future receivables balances.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $63.8 million and $62.4 million in receivables with revolving credit balances as of March 31, 2020 and December 31, 2019, respectively.
Allowance for Accounts Receivable
Receivables are generally written off when they are 150 days past due or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions. The allowance for accounts receivable consists of reserves for both credit and fraud losses. The reserve for credit losses is primarily calculated using historical loss-rates applied at the portfolio level and specific customer balance collectability based on a review of past due accounts receivable balances, changes in payment patterns, and other customer-specific available information. Management further takes into account qualitative factors, such as leading economic and market indicator trends, to the extent they significantly deviate from historical loss-rate trends when determining the need for additional qualitative reserves. The reserve for fraud losses is determined by monitoring pending fraud cases, customer-identified fraudulent activity and unconfirmed suspicious activity in order to make judgments as to probable fraud losses.
Accounts receivable are evaluated for impairment on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. See Note 1, Basis of Presentation, for more information.
The following table presents changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total
Balance, prior to Topic 326 adoption	$40,620	$3,578	$8,076	$52,274	$46,948
Impact of Topic 326 adoption[1]	9,390	2,187	—	11,577	—
Balance, beginning of period	$50,010	$5,765	$8,076	$63,851	$46,948
Provision for credit losses[1]	20,607	13,264	116	33,987	17,791
Charges to other accounts[2]	5,520	—	—	5,520	4,533
Charge-offs	(24,635)	(2,359)	—	(26,994)	(24,800)
Recoveries of amounts previously charged-off	1,810	27	—	1,837	2,215
Currency translation	(135)	(96)	(2,544)	(2,775)	55
Balance, end of period	$53,177	$16,601	$5,648	$75,426	$46,742

1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the three months ended March 31, 2020, includes additional estimates of expected credit losses over the contractual life of our receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses. See Note 1, Basis of Presentation, for further details of the adoption of Topic 326 on a modified retrospective basis.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at March 31, 2020 or December 31, 2019. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	March 31, 2020	December 31, 2019
29 days or less past due	96%	96%
59 days or less past due	97%	97%

6.	Earnings per Share
Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units and performance-based awards, for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net (loss) income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss) income attributable to shareholders	$(16,256)	$16,134

Weighted average common shares outstanding – Basic	43,416	43,220
Dilutive impact of share-based compensation awards[1]	—	352
Weighted average common shares outstanding – Diluted	43,416	43,572

1 Due to the Company’s net loss position for the three months ended March 31, 2020, no incremental shares are included, as the effect would be anti-dilutive. For the three months ended March 31, 2019, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2019, the Company had seven interest rate swap contracts in effect with a collective notional amount at inception of $1.5 billion, with maturity dates from December 31, 2020 to March 12, 2023, at interest rates between 1.108 percent and 2.425 percent. The Company did not cancel, modify or enter into any additional interest rate swap contracts during the three months ended March 31, 2020. As of March 31, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.4 billion of outstanding borrowings under the Company’s 2016 Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2020	2019
Interest rate swap agreements – unrealized portion	Net unrealized loss on financial instruments	$(32,443)	$(12,209)
Interest rate swap agreements – realized portion	Financing interest expense	$(792)	$2,116
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the unaudited condensed consolidated statements of cash flows. See Note 12, Fair Value and Note 19, Subsequent Event, for more information regarding the valuation of the Company’s interest rate swaps and details on contracts amended after March 31, 2020.

8.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 18, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements with brokerage firms for both certificate of deposit and brokered money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and brokered money market deposits are issued at variable rates based on LIBOR or the Federal Funds rate.
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	March 31, 2020	December 31, 2019
Interest-bearing brokered money market deposits(a)	$372,884	$362,246
Customer deposits	100,719	112,571
Certificates of deposit with maturities within 1 year(a)(b)	663,520	835,996
Short-term deposits	1,137,123	1,310,813
Certificates of deposit with maturities greater than 1 year and less than 5 years(a)(b)	173,399	143,399
Total deposits	$1,310,522	$1,454,212

Weighted average cost of funds on certificates of deposit outstanding	2.52%	2.57%
Weighted average cost of interest-bearing brokered money market deposits	0.96%	1.88%
(a) As of March 31, 2020 and December 31, 2019, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(b) Original maturities range from 6 months to 5 years, with interest rates ranging from 1.45 percent to 3.52 percent as of March 31, 2020. At December 31, 2019, original maturities ranged from 4 months to 5 years with interest rates ranging from 1.80 percent to 3.52 percent.
On April 9, 2020, WEX Bank raised an additional $315.0 million of funding by issuing certificates of deposit, with original maturities ranging from 12 to 24 months and interest rates ranging from 1.25 percent to 1.40 percent.
In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at March 31, 2020, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic. The required reserve was $24.9 million as of December 31, 2019.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at March 31, 2020 and December 31, 2019.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type:

(In thousands)	March 31, 2020	December 31, 2019
Tranche A term loan	911,225	923,707
Tranche B term loan	1,453,378	1,457,048
Term loans under 2016 Credit Agreement(a)	2,364,603	2,380,755
Notes outstanding(a)	400,000	400,000
Securitized debt	88,176	104,261
Participation debt	—	50,000
Borrowed federal funds	—	34,998
WEX Latin America debt	2,385	2,660
Total gross debt	$2,855,164	$2,972,674
(a) See Note 12, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	March 31, 2020	December 31, 2019
Current portion of gross debt	$155,172	$256,529
Less: Unamortized debt issuance costs/debt discount	(7,953)	(7,998)
Short-term debt, net	$147,219	$248,531

Long-term portion of gross debt	$2,699,992	$2,716,145
Less: Unamortized debt issuance costs/debt discount	(27,657)	(29,632)
Long-term debt, net	$2,672,335	$2,686,513

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$51,300	$51,314
Remaining borrowing capacity on revolving credit facility(c)	$768,700	$768,686
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
On February 10, 2020, the Company entered into an eighth amendment (“the Eighth Amendment”) to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Note 4, Acquisitions, for more information regarding the status of this purchase agreement.
As of March 31, 2020, under the 2016 Credit Agreement the Company had an outstanding principal amount of $911.2 million on its secured tranche A term loan, an outstanding principal amount of $1.5 billion on its secured tranche B term loan and outstanding letters of credit of $51.3 million drawn against its $820.0 million secured revolving credit facility with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries. On April 7, 2020, the Company drew down $150.0 million on its secured revolving credit facility, reducing our borrowing capacity to $618.7 million as of that date.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The revolving loans and tranche A term loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B term loans bear interest at a variable rate plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency rate loans. As of March 31, 2020 and December 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 3.1 percent and 4.0 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
Debt issuance costs incurred in conjunction with the 2016 Credit Agreement and its amendments are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of March 31, 2020, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both March 31, 2020 and December 31, 2019, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The Company may redeem the Notes at 100.792 percent of principal prior to February 1, 2021. After this date, there is no premium due upon redemption. Upon the occurrence of a change of control of the Company (as defined in the Indenture to the Notes), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to the date of repurchase.
Australian Securitization Facility
During March 2020, the Company extended its securitized debt agreement with MUFG Bank, Ltd., through April 2021. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.76 percent and 1.80 percent as of March 31, 2020 and December 31, 2019, respectively. The Company had $66.4 million and $78.6 million of securitized debt under this facility as of March 31, 2020 and December 31, 2019, respectively.
European Securitization Facility
The Company maintains a five year securitized debt agreement with MUFG Bank, Ltd., which expires in April 2021. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 0.91 percent and 0.63 percent as of March 31, 2020 and December 31, 2019, respectively. The Company had $21.8 million and $25.7 million of securitized debt under this facility as of March 31, 2020 and December 31, 2019, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	March 31, 2020			December 31, 2019
(In thousands)	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net	$80,000	$—	$80,000	$80,000	$50,000	$30,000

Average interest rate		3.38%			4.17%
(1) Amounts available includes up to $50 million under an agreement that terminates on August 31, 2020 and up to $30 million under an agreement repayable on demand.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of March 31, 2020 and $35.0 million of outstanding borrowings as of December 31, 2019 (matured January 14, 2020). The average interest rate on borrowed federal funds was 1.68 percent for the three months ended March 31, 2020 and 2.36 percent for the year ended December 31, 2019.
WEX Latin America Debt
WEX Latin America had debt of $2.4 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt, net. As of March 31, 2020 and December 31, 2019, the interest rate was 29.04 percent and 35.04 percent, respectively.

10.	Off–Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
Under a factoring arrangement between WEX Europe Services and an unrelated third-party financial institution, the Company sells customer accounts receivable balances without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. The Company continues to service these receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold approximately $128.8 million and $150.0 million of accounts receivable under this arrangement during the three months ended March 31, 2020 and March 31, 2019, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the statements of cash flows. The loss on factoring for both of the three months ended March 31, 2020 and 2019 was insignificant and was recorded within cost of services. As of March 31, 2020 and December 31, 2019, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the three months ended March 31, 2020 and March 31, 2019 were insignificant.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

WEX Bank Accounts Receivable Factoring
Under a factoring agreement with an unrelated third-party financial institution, WEX Bank sells certain of its trade accounts receivable under non-recourse transactions. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold approximately $2.8 billion and $2.0 billion of trade accounts receivable under this arrangement during the three months ended March 31, 2020 and 2019, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the unaudited condensed consolidated statements of operations, was insignificant for both the three months ended March 31, 2020 and 2019.
WEX Latin America Securitization of Receivables
Under a securitized debt agreement, WEX Latin America transfers certain unsecured receivables associated with its salary advance payment card product to an investment fund managed by an unrelated third-party. WEX Latin America holds a non-controlling equity interest in the investment fund. During the three months ended March 31, 2020 and 2019, the Company did not make equity contributions to the investment fund.
The Company obtained a true-sale opinion from an independent attorney stating that the agreement provides legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable. During the three months ended March 31, 2020 and 2019, the Company sold $18.2 million and $20.7 million of receivables, respectively. The gain on sale recognized for both the three months ended March 31, 2020 and 2019, was $3.7 million. The gain recognized consists of the difference between the sales price and the carrying value of the receivables and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the condensed consolidated statements of cash flows.

11.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within non-operating expenses on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019. The Company’s debt securities are not material individually or in the aggregate as of March 31, 2020 and December 31, 2019. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 12, Fair Value, for further information.

12.	Fair Value
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

(In thousands)	Fair Value Hierarchy	March 31, 2020	December 31, 2019
Financial Assets:
Money market funds(a)	1	$431,314	$223,217
Investment securities
Municipal bonds	2	$228	$302
Asset-backed securities	2	238	247
Mortgage-backed securities	2	171	174
Pooled investment fund measured at net asset value	(e)	5,000	5,000
Fixed-income mutual fund	1	25,265	24,737
Total investment securities		$30,902	$30,460
Executive deferred compensation plan trust(b)	1	$8,799	$7,965
Interest rate swaps(c)	2	$—	$2,395

Liabilities
Interest rate swaps(d)	2	$49,812	$19,764
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payment obligations. At March 31, 2020 and December 31, 2019, $0.7 million and $0.9 million of fair value is recorded within prepaid expenses and other current assets, respectively. At March 31, 2020 and December 31, 2019, $8.1 million and $7.0 million of fair value is recorded within other assets, respectively.
(c) The fair value is recorded as a current or long-term asset within prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows. At December 31, 2019, $2.4 million of fair value is recorded within prepaid and other current assets.
(d) The fair value is recorded in other current liabilities or other liabilities depending on the timing of expected discounted cash flows. At March 31, 2020 and December 31, 2019, $21.0 million and $6.7 million of fair value is recorded within other current liabilities, respectively. At March 31, 2020 and December 31, 2019, $28.8 million and $13.1 million of fair value is recorded within other liabilities, respectively.
(e) The fair value of this security is measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of March 31, 2020	$5,000	—	Monthly	30 days

The pooled investment fund is a Community Reinvestment Act-eligible investment fund, which seeks to provide bank investors with current income consistent with the returns available in adjustable-rate government guaranteed financial products by investing in Community Development loans guaranteed by the Small Business Administration. The fund maintains individual capital accounts for each investor, which reflect each individual investor’s share of the NAV of the fund.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Notes Outstanding
The Company determines the fair value of the Notes based on market rates for the issuance of our debt, which are classified as Level 2 in the fair value hierarchy. As of March 31, 2020, the fair value of the Notes was $385.0 million. At December 31, 2019, the carrying value of the Notes approximated fair value.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of March 31, 2020, the fair value of the tranche A and tranche B loans was $820.1 million and $1.2 billion, respectively. At December 31, 2019, the carrying value of the 2016 Credit Agreement, including both tranche A and tranche B loans, approximated fair value.
Other Assets and Liabilities
The Company’s financial instruments, other than those presented above, include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities. The carrying values of such assets and liabilities approximate their respective fair values due to their short-term nature. The carrying values of certificates of deposit, interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values, as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the unaudited condensed consolidated balance sheets.

13.	Redeemable Non-Controlling Interest
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Health over its carrying value was recognized as an equity transaction, resulting in a $41.4 million increase to additional paid-in capital.
The agreement provides the seller with a put right and the Company with a call right for the equity interest, which can be exercised no earlier than seven years following the date of acquisition. Upon exercise of the put or call right, the purchase price is calculated based on a revenue multiple of peer companies (as described in the operating agreement for the U.S. Health business) applied to trailing twelve month revenues of the U.S. Health business. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value.
Subsequent remeasurement of the equity interest to fair value during the first quarter of 2019 resulted in an increase to redeemable non-controlling interest of $41.4 million and an offsetting decrease to retained earnings that did not impact earnings per share. During the three months ended March 31, 2020, the Company recalculated the redeemable non-controlling interest using revenue multiples as determined in accordance with the operating agreement for the U.S. Health business and described above, resulting in a $2.6 million increase to the redeemable non-controlling interest. The adjustment reduced both retained earnings and earnings per share attributable to shareholders for the three months ended March 31, 2020. Any subsequent increases or decreases in the redemption value of the non-controlling interest will be offset against retained earnings and impact earnings per share.
The following table presents the changes in the Company’s redeemable non-controlling interest:

	Three Months Ended March 31,
(In thousands)	2020	2019
Balance, beginning of period	$156,879	$—
Acquisition of Discovery Benefits at fair value	—	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	—	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	—	41,400
Net income (loss) attributable to redeemable non-controlling interest	142	(7)
Accretion of non-controlling interest	2,624	—
Balance, end of period	$159,645	$99,993

14.	Income Taxes
The Company’s effective tax rate was 31.7 percent and 26.4 percent for the three months ended March 31, 2020 and 2019, respectively. The increase in the Company’s tax rate was primarily due to the jurisdictional earnings mix and decrease in income before income taxes.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $78.1 million and $77.4 million at March 31, 2020 and December 31, 2019, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
During the first quarter of 2020, the Company concluded the appeals process with the Internal Revenue Service in connection with the 2010 through 2012 audits. The Company also finalized a transfer pricing examination with New Zealand Inland Revenue for years 2013 through 2017. These settlements resulted in a decrease in the Company’s unrecognized tax benefits of $5.4 million with no additional tax impact to the Company. No significant changes to the remaining unrecognized tax benefits are expected within the next 12 months.

15.	Commitments and Contingencies
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. On May 11, 2020, the shareholders of eNett and the shareholders of Optal each filed claims denying that there has been a Material Adverse Effect under their purchase agreement with the Company and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. Given the early stage of these proceedings, we are unable to predict the outcome.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Commitments
Significant commitments and contingencies as of March 31, 2020 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2019.

16.	Stock–Based Compensation
The Company regularly grants equity awards under its stockholder-approved equity plans to certain employees and directors. The fair value of equity awards granted during the three months ended March 31, 2020 and 2019 totaled $57.8 million and $38.1 million, respectively. The fair value of restricted stock units, deferred stock units and performance-based restricted stock units is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.

17.	Segment Information
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

•	Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer-directed platforms, as well as payroll related benefits to customers.
The following tables present the Company’s reportable segment revenues:

	Three Months Ended March 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$113,323	$70,268	$20,446	$204,037
Account servicing revenue	39,208	11,063	63,569	113,840
Finance fee revenue	55,342	535	50	55,927
Other revenue	41,974	2,493	13,408	57,875
Total revenues	$249,847	$84,359	$97,473	$431,679

Interest income	$1,266	$225	$419	$1,910

	Three Months Ended March 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$107,408	$59,998	$19,392	$186,798
Account servicing revenue	39,239	10,585	37,262	87,086
Finance fee revenue	45,864	357	152	46,373
Other revenue	40,271	10,708	10,640	61,619
Total revenues	$232,782	$81,648	$67,446	$381,876

Interest income	$2,221	$377	$159	$2,757

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition and divestiture related items (including acquisition-related intangible amortization); (iii) debt restructuring costs; (iv) stock-based compensation; and (v) other costs. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.
The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended March 31,
(In thousands)	2020	2019
Segment adjusted operating income
Fleet Solutions	$104,608	$92,975
Travel and Corporate Solutions	21,915	34,387
Health and Employee Benefit Solutions	29,467	19,780
Total segment adjusted operating income	$155,990	$147,142

Reconciliation:
Total segment adjusted operating income	$155,990	$147,142
Less:
Unallocated corporate expenses	16,543	16,942
Acquisition-related intangible amortization	42,538	33,888
Other acquisition and divestiture related items	7,942	9,780
Debt restructuring costs	78	4,400
Stock-based compensation	11,820	10,442
Other costs	2,240	2,755
Operating income	74,829	68,935
Financing interest expense	(32,031)	(31,112)
Net foreign currency loss	(28,727)	(3,885)
Net unrealized loss on financial instruments	(32,047)	(11,912)
(Loss) income before income taxes	$(17,976)	$22,026

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2020
Total Capital to risk-weighted assets	$278,586	13.77%	$161,904	8.0%	$202,379	10.0%
Tier 1 Capital to average assets	$265,053	10.45%	$101,412	4.0%	$126,765	5.0%
Common equity to risk-weighted assets	$265,053	13.10%	$91,071	4.5%	$131,547	6.5%
Tier 1 Capital to risk-weighted assets	$265,053	13.10%	$121,428	6.0%	$161,904	8.0%
December 31, 2019
Total Capital to risk-weighted assets	$329,276	13.54%	$194,566	8.0%	$243,208	10.0%
Tier 1 Capital to average assets	$314,466	10.88%	$115,583	4.0%	$144,479	5.0%
Common equity to risk-weighted assets	$314,466	12.93%	$109,443	4.5%	$158,085	6.5%
Tier 1 Capital to risk-weighted assets	$314,466	12.93%	$145,925	6.0%	$194,566	8.0%

19.	Subsequent Event
On April 15, 2020, the Company amended and extended the terms of five of its interest rate swaps with a collective notional amount of $935.0 million. These amendments merged two of the previously existing interest rate swap agreements into one agreement, reduced the effective fixed interest rates payable and extended the maturity date of each previously existing agreement by a period of one year.
The following table presents relevant information for the Company’s outstanding interest rate swap agreements subsequent to the amendments discussed above.

	Tranche A	Tranche B	Tranche C (1)	Tranche D (1)	Tranche E	Tranche F (2)
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000	$300,000	$200,000	$485,000
Amortization	N/A	N/A	N/A	N/A	N/A	N/A
Maturity date	3/13/2023	3/12/2023	3/12/2023	12/30/2022	12/30/2023	12/31/2021
Fixed interest rate	1.954%	1.956%	2.413%	2.204%	1.862%	0.743%
(1) Not amended or extended
(2) Result of the merging of tranches F and G, which were disclosed within the Company’s annual report on Form 10-K for the year ended December 31, 2019.
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
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2019, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is a leading provider of corporate payment solutions. We have expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia, and are widely accepted in Europe. The Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS platform consumer-directed healthcare payments in the U.S., as well as payroll-related benefits to customers in Brazil.
Summary
Recent Events
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, on January 24, 2020, we entered into a purchase agreement to purchase eNett, a leading provider of business-to-business payments solutions to the travel industry and Optal, a company that specializes in optimizing business-to-business transactions, for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including regulatory approvals and the absence of a material adverse effect.
The Company has analyzed the eNett and Optal situation closely with specialist advisors and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a material adverse effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this material adverse effect, WEX has advised eNett and Optal that it is not required to close the transaction pursuant to the terms of the purchase agreement.
In connection with the purchase agreement, the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. on January 24, 2020 for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion, consisting of (i) up to a $2.0 billion seven-year tranche B term loan facility, comprised of $1.1 billion to fund the planned acquisition and a $924.0 million backstop to refinance the Company’s existing tranche A term loans under the 2016 Credit Agreement and (ii) an $820.0 million backstop to replace the Company’s existing revolving credit facility under the 2016 Credit Agreement and (b) a senior unsecured bridge facility in the aggregate amount of up to $300.0 million. On February 10, 2020, the Company entered into an Eighth Amendment to the 2016 Credit Agreement, which among other things, (i) modifies the maximum consolidated leverage ratio to be no more than 5.75 to 1.0 commencing as of December 31, 2019, decreasing to 5.50 to 1.0 commencing as of December 31, 2020, decreasing to 5.00 to 1.0 commencing as of December 31, 2021 and further decreasing to 4.75 to 1.0 commencing as of December 31, 2022 and thereafter and (ii) increases the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. As a result of such amendments to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, the portion of the commitments related to the backstops described above have been reduced to zero in accordance with their terms. The amendments set forth in the Eighth Amendment only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs.
COVID-19 Pandemic Response and Impact
During the first quarter of 2020, we began taking a number of precautionary steps to safeguard our business and employees from the effects of COVID-19 including implementing travel bans and restrictions, temporarily closing offices and canceling participation in various industry events. The spread of COVID-19, and conditions arising in connection with it, including government policies and stay-at-home orders, other restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on our business. Specifically, within Travel and Corporate Solutions, our travel volumes have been adversely impacted by the decline in worldwide travel and tourism as a result of COVID-19. Fleet Solutions has also been negatively impacted by lower average domestic fuel prices and volumes during the three months ended March 31, 2020 as compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic.
We are closely tracking and assessing the rapidly evolving effect of the outbreak and are actively managing our responses in collaboration with our employees, customers and suppliers. In an effort to rescale the business and safeguard shareholder value in this unprecedented operating environment, we have taken certain measures to both permanently reduce headcount and furlough employees across our worldwide offices where we anticipate longer-term impacts to the business and where work is slowing due to the effects of COVID-19. In addition to other cost-cutting and containment efforts, the executive leadership team and the board of directors have voluntarily agreed to forgo a portion of their salaries and their retainers, respectively, in order to reduce business costs during this period.
See Part II - Item 1A, Risk Factors in this report for further discussion.
Adoption of a New Accounting Standard
We adopted Topic 326 on January 1, 2020, utilizing the modified-retrospective approach. Under the modified-retrospective approach, prior period comparable financial information is not adjusted. See Part I – Item 1 – Note 1, Basis of Presentation and Note 2, Recent Accounting Pronouncements, in this report for further discussion of the impact from the adoption of this new accounting standard.
We use a loss-rate methodology to calculate our general allowance for accounts receivable. This methodology considers historical loss experience to calculate actual loss-rates and analyzes trends in the calculated loss-rates against trends in economic indicators. Analyzing trends in loss-rates to trends in economic indicators allows us to identify correlations between economic environments and loss experience. Strong correlations identified from that analysis are factored into the current and expected conditions of the overall credit loss reserve methodology. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on this methodology. When individual accounts receivable exhibit elevated credit risk characteristics as a result of bankruptcies, disputes, conversations with customers, or other significant credit loss events, they are assessed individual credit loss estimates. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
Key Metrics
Below are key metrics from the first quarter of 2020:

			Increase (Decrease)
	Q1 2020	Q1 2019	Amount	Percent
Fleet Solutions
Fuel transactions processed (000,000s)	150.7	140.5	10.2	7.3%
Payment processing transactions (000s)	121,591	115,404	6,187	5.4%
Average vehicles serviced (000,000s)	15.1	13.1	2.0	15.3%
Average US fuel price (US$ / gallon)	$2.57	$2.67	$(0.10)	(3.7)%
Travel and Corporate Solutions
Purchase volume (000s)	$8,041,112	$8,405,661	$(364,549)	(4.3)%
Health and Employee Benefit Solutions
Average number of SaaS accounts (000s)	14,458	12,729	1,729	13.6%
Fleet Solutions
•Fuel transactions processed increased 7 percent from the first quarter of 2019 to 150.7 million for the first quarter of 2020.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, increased 5 percent to 121.6 million for the first quarter of 2020 as compared to the same period last year.

•We expect that the COVID-19 pandemic, which has impacted our volumes thus far, will continue. Recent metrics show payment processing transactions down approximately 20 percent in April 2020 as compared to the same period last year.
•Average vehicles serviced increased 15 percent from the first quarter of 2019 to approximately 15.1 million for the first quarter of 2020 primarily related to growth in our worldwide customer base.
•The average U.S. fuel price per gallon during the first quarter of 2020 was $2.57, a 4 percent decrease from the same period last year. Fuel prices have declined further early in the second quarter of 2020, as the average U.S. fuel price per gallon during April 2020 was $2.04.
Travel and Corporate Solutions
•Purchase volume, which represents the total dollar value of all WEX issued transactions that use WEX corporate card products and virtual card products, was $8.0 billion for the first quarter of 2020, representing a decrease of 4 percent from the same period last year, driven primarily by the decline in worldwide travel and tourism during the last half of March as a result of the COVID-19 pandemic.
•We expect that the COVID-19 pandemic, which has impacted our volumes thus far, will continue. Recent metrics show travel purchase volume down approximately 90 percent in April 2020 as compared to the same period last year. Corporate payment volumes declined 5 percent in April 2020 as compared to the same period last year.
Health and Employee Benefit Solutions
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.7 million, a 14 percent increase from the same period in the prior year.
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

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except per gallon data)	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$113,323	$107,408	$5,915	6%
Account servicing revenue	39,208	39,239	(31)	—%
Finance fee revenue	55,342	45,864	9,478	21%
Other revenue	41,974	40,271	1,703	4%
Total revenues	$249,847	$232,782	$17,065	7%

Key operating statistics
Payment processing revenue:
Payment processing transactions(1)	121,591	115,404	6,187	5%
Payment processing fuel spend(2)	$8,412,642	$8,462,078	$(49,436)	(1)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.57	$2.67	$(0.10)	(4)%
Net payment processing rate(3)	1.35%	1.27%	0.08%	6%
(a) The impact of foreign currency exchange rate fluctuations decreased Fleet Solutions revenue by $1.6 million in the three months ended March 31, 2020, compared to the same period in the prior year.
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

Fleet Solutions revenue increased $17.1 million for the first quarter of 2020 as compared to the same period in the prior year, due primarily to finance fee revenue and payment processing revenue associated with two major North America portfolios. As discussed in the preceding “Summary” section, the business has been adversely impacted by lower average domestic fuel prices during the three months ended March 31, 2020 as compared to the prior year, and, to a lesser extent, by lower volumes. These unfavorable trends, which began during late February 2020 and accelerated through the end of the quarter, have continued into the second quarter of 2020 and are expected to impact the remainder of the year.

Finance fee revenue is comprised of the following components:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Finance income	$46,740	$37,526	$9,214	25%
Factoring fee revenue	8,602	8,338	264	3%
Finance fee revenue	$55,342	$45,864	$9,478	21%
Finance income primarily consists of late fees charged for receivables not paid within the terms of the customer agreement based upon the outstanding customer receivable balance. This revenue is earned when a customer’s receivable balance becomes delinquent and is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. Changes in the absolute amount of such outstanding balances can be attributed to: (i) changes in fuel prices; (ii) customer specific transaction volume; and (iii) customer specific delinquencies. Late fee revenue can also be impacted by: (i) changes in late fee rates; and, (ii) increases or decreases in customer overdue balances. Late fee rates are determined and set based primarily on the risk associated with our customers, coupled with a strategic view of standard rates within our industry. Periodically, we assess the market rates associated within our industry to determine appropriate late fee rates. We consider factors such as the Company’s overall financial model and strategic plan, the cost to our business from customers failing to pay timely and the impact such late payments have on our financial results. These assessments are typically conducted at least annually but may occur more often depending on macro-economic factors.
Finance income increased $9.2 million for the first quarter of 2020 as compared to the same period in the prior year. Just over half of this increase is attributable to higher weighted average late fee rates, with the remaining attributable to the onboarding of two major North American oil portfolios. During both the three months ended March 31, 2020 and March 31, 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 5.5 percent and 4.8 percent for the three months ended March 31, 2020 and 2019, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions to customers experiencing financial difficulties during either of the three months ended March 31, 2020 and 2019. Going forward, we may see an increase in concessions granted to customers as a result of COVID-19.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for the three months ended March 31, 2020 was generally consistent with the same period in the prior year.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$50,336	$52,536	$(2,200)	(4)%
Service fees	$1,841	$1,650	$191	12%
Provision for credit losses	$20,607	$13,963	$6,644	48%
Operating interest	$6,178	$4,398	$1,780	40%
Depreciation and amortization	$12,058	$10,096	$1,962	19%

Other operating expenses
General and administrative	$21,467	$16,956	$4,511	27%
Sales and marketing	$41,310	$44,783	$(3,473)	(8)%
Depreciation and amortization	$22,377	$18,839	$3,538	19%

Operating income	$73,673	$69,561	$4,112	6%
Cost of services
Processing costs for the first quarter of 2020 decreased $2.2 million as compared with the same period in the prior year due primarily to charges incurred during the three months ended March 31, 2019 to on-board significant customer acquisitions.
Service fees for the three months ended March 31, 2020 were generally consistent with the same period in the prior year.
Provision for credit losses increased by $6.6 million for the first quarter of 2020 as compared to the same period in the prior year. The adoption of the new credit loss accounting standard, coupled with an increase in expected credit losses as a result of COVID-19, accounts for the majority of the increase. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some fleet customers due to decreased transportation activity as a result of the COVID-19 pandemic.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 23.6 and 15.7 basis points of fuel expenditures for the three months ended March 31, 2020 and 2019, respectively.
Operating interest increased $1.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year, as a result of higher average relative receivables resulting from significant customer acquisitions in 2019.
Depreciation and amortization increased $2.0 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to the amortization of merchant networks obtained in the Go Fuel Card acquisition.
Other operating expenses
General and administrative expenses increased $4.5 million for the three months ended March 31, 2020, as compared to the same period in the prior year, due primarily to the July 1, 2019 acquisition of the Go Fuel card business.

Sales and marketing expenses decreased $3.5 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to lower relative commission payments to partners as well as a decline in our discretionary spending as a result of COVID-19.
Depreciation and amortization increased $3.5 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to the amortization of the Chevron customer portfolio intangible asset and customer relationships obtained in the Go Fuel Card acquisition.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$70,268	$59,998	$10,270	17%
Account servicing revenue	11,063	10,585	478	5%
Finance fee revenue	535	357	178	50%
Other revenue	2,493	10,708	(8,215)	(77)%
Total revenues	$84,359	$81,648	$2,711	3%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(1)	$8,041,112	$8,405,661	$(364,549)	(4)%
(a) The impact of foreign currency exchange rate fluctuations decreased Travel and Corporate Solutions revenue by an insignificant amount in the three months ended March 31, 2020, as compared to the same period in the prior year.
(1) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. As discussed in the preceding “Summary” section, our current travel volumes have been adversely impacted by the decline in worldwide travel and tourism as a result of COVID-19. These unfavorable trends, which began during late February 2020 and accelerated through the end of the quarter, have continued into the second quarter of 2020 and are expected to impact the remainder of the year.
Payment processing revenue increased $10.3 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to a contract amendment, effective March 2019, which resulted in an increase in payment processing revenue with an offsetting reduction in other revenue. The adverse impact on travel volumes due to COVID-19 that we began seeing during the three months ended March 31, 2020, was partly offset by growth in the corporate payments portion of the business due to the ongoing migration to virtual payments and increasing usage of our accounts payable products.
Account servicing revenue for the three months ended March 31, 2020 was generally consistent with the same period in the prior year.
Finance fee revenue was not material to Travel and Corporate Solutions’ operations for the three months ended March 31, 2020 and 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three months ended March 31, 2020 and 2019. Going forward, we may see an increase in concessions granted to customers as a result of COVID-19.
Other revenue decreased $8.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to the contract amendment discussed within payment processing revenue above.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$14,845	$14,531	$314	2%
Service fees	$5,883	$6,269	$(386)	(6)%
Provision for credit losses	$13,264	$3,695	$9,569	259%
Operating interest	$2,156	$3,957	$(1,801)	(46)%
Depreciation and amortization	$3,960	$3,818	$142	4%

Other operating expenses
General and administrative	$7,373	$12,570	$(5,197)	(41)%
Sales and marketing	$18,239	$12,566	$5,673	45%
Depreciation and amortization	$6,664	$4,833	$1,831	38%

Operating income	$11,975	$19,409	$(7,434)	(38)%
Cost of services
Processing costs for the three months ended March 31, 2020 were generally consistent with the same period in the prior year.
Service fees for the three months ended March 31, 2020 were generally consistent with the same period in the prior year.
Provision for credit losses for the three months ended March 31, 2020 increased $9.6 million from the same period in the prior year resulting primarily from the adoption of Topic 326, coupled with an increase in expected credit losses as a result of COVID-19. The impact reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some online travel agency customers due to reduced travel as a result of the COVID-19 pandemic. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
Operating interest expense decreased $1.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year, as a result of lower relative receivables.
Depreciation and amortization expenses for the three months ended March 31, 2020 were generally consistent as compared to the same period in the prior year.
Other operating expenses
General and administrative expenses for the three months ended March 31, 2020 decreased $5.2 million as compared to the same period in the prior year, primarily due to the expense incurred to accelerate vesting of options awards as part of the Noventis acquisition during the three months ended March 31, 2019.
Sales and marketing expenses increased $5.7 million for the three months ended March 31, 2020 as compared to the same period of the prior year, primarily due to higher relative commission payments to partners in the corporate payments business, partly offset by a decrease in our discretionary spending as a result of COVID-19.
Depreciation and amortization expenses increased $1.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to higher amortization on customer relationships associated with the January 24, 2019 acquisition of Noventis.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$20,446	$19,392	$1,054	5%
Account servicing revenue	63,569	37,262	26,307	71%
Finance fee revenue	50	152	(102)	(67)%
Other revenue	13,408	10,640	2,768	26%
Total revenues	$97,473	$67,446	$30,027	45%

Key operating statistics
Payment processing revenue:
Purchase volume(1)	$1,592,313	$1,657,588	$(65,275)	(4)%
Account servicing revenue:
Average number of SaaS accounts(2)	14,458	12,729	1,729	14%
(a) The impact of foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions revenue by an insignificant amount in the three months ended March 31, 2020 as compared to the same period in the prior year.
(1) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(2) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $1.1 million for the three months ended March 31, 2020 as compared to the same period in the prior year, resulting primarily from the acquisition of Discovery Benefits, which was included in the Company’s operations beginning on March 5, 2019, the acquisition date. During the second half of March 2020, WEX Health saw a decline in spend as a result of the COVID-19 pandemic from a decrease in elective procedures. These unfavorable trends have continued into the second quarter of 2020, although we expect to see the timing of spending shift to the second half of the year as restrictions are lifted, among other factors.
Account servicing revenue increased $26.3 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to the acquisition of Discovery Benefits in 2019 and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three months ended March 31, 2020 and 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. During the three months ended March 31, 2020 and 2019, there were no material concessions granted to customers.
Other revenue increased $2.8 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily attributable to professional services revenue and growth in ancillary services to cardholders as a result of the increased number of SaaS platform participants.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$39,736	$24,052	$15,684	65%
Service fees	$6,030	$6,327	$(297)	(5)%
Provision for credit losses	$116	$133	$(17)	(13)%
Operating interest	$51	$1,209	$(1,158)	(96)%
Depreciation and amortization	$8,771	$6,599	$2,172	33%

Other operating expenses
General and administrative	$9,076	$6,893	$2,183	32%
Sales and marketing	$9,233	$6,770	$2,463	36%
Depreciation and amortization	$10,580	$6,978	$3,602	52%

Operating income	$13,880	$8,485	$5,395	64%
Cost of services
Processing costs increased $15.7 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to the acquisition of Discovery Benefits in 2019 as well as higher personnel-related costs.
Service fees for the three months ended March 31, 2020 were generally consistent as compared to the same period in the prior year.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for the three months ended March 31, 2020 and 2019. The adoption of the new accounting standard for credit losses, which requires the Company to utilize an expected loss methodology, did not significantly impact the Health and Employee Benefit Solutions segment.
Operating interest decreased $1.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year due primarily to a decrease in operating debt at WEX Latin America.
Depreciation and amortization expenses increased $2.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year, resulting primarily from amortization of software obtained in the acquisition of Discovery Benefits in 2019.
Other operating expenses
General and administrative expenses increased $2.2 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to higher personnel-related costs, due in part to the acquisition of Discovery Benefits in 2019.
Sales and marketing increased $2.5 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to the acquisition of Discovery Benefits in 2019.
Depreciation and amortization increased $3.6 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due primarily to amortization of customer relationship intangible assets obtained in the 2019 acquisition of Discovery Benefits.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Other operating expenses
General and administrative	$24,120	$27,986	$(3,866)	(14)%
Depreciation and amortization	$579	$534	$45	8%
General and administrative expenses decreased $3.9 million for the three months ended March 31, 2020 as compared to the same period in the prior year, primarily due to a decline in professional service fees and debt restructuring costs as compared to the same period in the prior year.
Other unallocated corporate expenses were not material to the Company’s operations for the three months ended March 31, 2020 and 2019.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Financing interest expense	$(32,031)	$(31,112)	$(919)	3%
Net foreign currency loss	$(28,727)	$(3,885)	$(24,842)	639%
Net unrealized loss on financial instruments	$(32,047)	$(11,912)	$(20,135)	169%
Income taxes	$(5,707)	$5,818	$(11,525)	NM
Net income from non-controlling interests	$1,363	$74	$1,289	1,742%
Accretion of non-controlling interest	$(2,624)	$—	$(2,624)	NM
NM - not meaningful
Financing interest expense increased $0.9 million for the three months ended March 31, 2020 as compared to the same period in the prior year, due to higher average borrowings outstanding under the 2016 Credit Agreement.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $28.7 million in the three months ended March 31, 2020, as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact, including the Australian dollar and British pound. The weakening of foreign currencies relative to the U.S. dollar arising from the COVID-19 pandemic negatively affected and may continue to negatively affect our results of operations. For the three months ended March 31, 2019, we incurred foreign currency exchange losses on intercompany loans resulting from a strengthening of the British Pound relative to the Euro.
Net unrealized loss on financial instruments increased $20.1 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to a decrease in short term interest rates, including a decrease in the LIBOR forward yield curve.
Our effective tax rate was 31.7 percent and 26.4 percent for the three months ended March 31, 2020 and 2019, respectively. The increase in our tax rate was primarily due to the jurisdictional earnings mix and decrease in income before income taxes.
Net income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for the three months ended March 31, 2020 and 2019.
During the three months ended March 31, 2020 the accretion of the non-controlling interest in the U.S. Health business was $2.6 million, due to an increase in the redemption value as a result of its improved performance.
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

•
We exclude other costs when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This includes costs to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations. For the three months ended March 31, 2020, other costs include certain costs incurred in association with COVID-19, including technology costs to enable employees to work from home.

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

The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss) income attributable to shareholders	$(16,256)	$16,134
Unrealized loss on financial instruments	32,047	11,912
Net foreign currency remeasurement loss	28,727	3,885
Acquisition-related intangible amortization	42,538	33,888
Other acquisition and divestiture related items	7,942	9,780
Stock-based compensation	11,820	10,442
Other costs	2,240	2,755
Debt restructuring and debt issuance cost amortization	2,082	6,496
ANI adjustments attributable to non-controlling interests	2,224	(573)
Tax related items	(33,680)	(19,895)
Adjusted net income attributable to shareholders	$79,684	$74,824
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
•
Payments on our 2016 Credit Agreement
•
Payments on maturities and withdrawals of certificates of deposit and brokered money market deposits
•
Payments on borrowed federal funds
•
Working capital needs of the business
•
Capital expenditures

(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
The table below summarizes our cash activities:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows provided by operating activities	$340,223	$70,110
Cash flows used for investing activities	$(20,708)	$(596,866)
Cash flows (used for) provided by financing activities	$(257,960)	$496,060
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
Cash provided by operating activities for the three months ended March 31, 2020 increased $270.1 million as compared to the same period in the prior year, resulting from a decrease in accounts receivable, partly offset by a corresponding decrease in accounts payable. These decreases are primarily related to a decline in customer spend associated with decreased volumes in Travel and Corporate Solutions and a decline in average fuel prices for a portion of 2020.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2020 decreased $576.2 million as compared to the same period in the prior year, primarily as a result of $568.4 million of payments made for the acquisitions of Noventis and Discovery Benefits during the first quarter of 2019.

Financing Activities
Cash used for financing activities for the three months ended March 31, 2020 increased $754.0 million as compared to the same period in the prior year, which had significant cash inflows from the 2016 Credit Agreement in order to fund acquisitions.
2016 Credit Agreement
On February 10, 2020, the Company entered into an Eighth Amendment to the 2016 Credit Agreement. The Eighth Amendment, among other things, (i) modifies the maximum consolidated leverage ratio and (ii) increases the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Part I – Item 2 – Summary for more information regarding the status of this purchase agreement.
As of March 31, 2020, we had an outstanding principal amount of $911.2 million on our secured tranche A term loan, an outstanding principal amount of $1.5 billion on our secured tranche B term loan and outstanding letters of credit of $51.3 million drawn against our $820.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The tranche B term loans mature during May 2026 while the revolving credit facility and tranche A term loans mature during July 2023, subject to earlier maturity in August 2022 in certain circumstances.
    Incremental loans of up to the greater of $375.0 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated secured leverage ratio test could be made available under the 2016 Credit Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes.
See Part I – Item 1 – Note 9, Financing and Other Debt, in this report and Part I – Item 1 – Note 16, Financing and Other Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2019 for further information regarding the 2016 Credit Agreement.
Under the 2016 Credit Agreement as amended, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00 and prior to the closing of the acquisition of eNett and Optal, a consolidated leverage ratio, measured quarterly in accordance with the provisions of the 2016 Credit Agreement, of no more than 5.00 to 1.00 at December 31, 2019 and decreasing to 4.75 to 1.0 at December 31, 2020 and 4.50 to 1.0 at December 31, 2021. If the closing of the acquisition of eNett and Optal occurs, the consolidated leverage ratio would increase to no more than 5.75 to 1.0, decreasing to 5.50 to 1.0 at December 31, 2020 and 5.00 to 1.0 at December 31, 2021. Notwithstanding the forecasted impacts of COVID-19 on the Company’s financial results, the Company does not expect to be in violation of any of its financial covenants for a period of at least one year from the date of these financial statements.
On April 7, 2020, the Company drew down $150.0 million on its revolving credit facility, reducing our borrowing capacity to $618.7 million as of that date.
Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements with brokerage firms for both certificate of deposit and money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and brokered money market deposits are issued at variable rates based on LIBOR or the Federal Funds rate.
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
As of March 31, 2020 and December 31, 2019 we had $1.3 billion and $1.5 billion in deposits with original maturities ranging from 6 months to 5 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.
On April 9, 2020, WEX Bank raised an additional $315.0 million of low-cost funding by issuing certificates of deposit. Original maturities range from 12 to 24 months, with interest rates ranging from 1.25 percent to 1.40 percent. This action was taken as a precautionary measure to preserve financial flexibility in light of the uncertainty of economic conditions and volatility in financial markets as a result of the COVID-19 pandemic. The proceeds from these certificates of deposit may be used in the future for working capital, general corporate or other operational purposes.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of March 31, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of March 31, 2020. As of December 31, 2019, there were outstanding borrowings of $35.0 million.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place:

	March 31, 2020			December 31, 2019
(In thousands)	Amounts Available	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net(a)	$80,000	$—	$80,000	$80,000	$50,000	$30,000

Average interest rate		3.38%			4.17%
(a) Amounts available and outstanding under agreement terminating on August 31, 2020 as to $50 million and up to $30 million under an agreement repayable on demand.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services has entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable through December 31, 2020 in order to accelerate the collection of the Company’s cash and reduce the internal costs, thereby improving liquidity. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor. The Company continues to service these receivables post-transfer with no participating interest. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. As such, this factoring arrangement can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity.
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions through July 31, 2020, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.

WEX Latin America Securitization of Receivables
WEX Latin America has entered into a securitized debt agreement to transfer certain unsecured receivables associated with our salary advanced payment card product to an investment fund managed by an unrelated third-party. The agreement has no set expiration date but either party may terminate the arrangement with 90 day advance written notice. The securitization arrangement meets the derecognition conditions under US GAAP and transfers under this arrangement are treated as sales and are accounted for as a reduction in trade receivables. See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, for further information.
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
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2020, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
At March 31, 2020, we had variable-rate borrowings of $2.4 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 3.1 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility. As of March 31, 2020, we maintained seven interest rate swap contracts that are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 1.108 percent and 2.425 percent.
On April 15, 2020, the Company amended and extended the terms of five of its interest rate swaps with a collective notional amount of $935.0 million. As part of the amendment, two of the previously existing swaps were merged into one, fixed interest rates previously ranging from 1.108 percent to 2.425 percent were reduced to rates ranging from 0.743 percent to 1.956 percent, and all existing maturity dates were extended by one year.
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
Undistributed Earnings
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $78.1 million and $77.4 million as of March 31, 2020 and December 31, 2019, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of March 31, 2020, we had posted letters of credit totaling approximately $51.3 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2019.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of March 31, 2020. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Dividends
The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends, if any, will be: (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors; (ii) subject to the discretion of the Board of Directors of the Company; and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware. The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of less than 2.50:1.00 for the most recent period of four fiscal quarters.
Critical Accounting Policies and Estimates
Our critical accounting policy for the calculation of credit loss reserves changed effective January 1, 2020 with the adoption of ASU 2016–13. We have included the 2020 implemented policy below. We have no other material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2019.
Reserve for Credit Losses

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
The allowance for expected credit losses reflects management’s estimate of uncollectible balances as of the reporting date resulting from credit risk and including fraud losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the condensed consolidated financial statements, to the net realizable value.

The allowance for expected credit losses is primarily calculated by analytical models using actual loss-rate experience, and adjustments, where necessary, for current conditions and forecasts of leading economic indicators correlated to loss-rate trends. Management monitors the credit quality of accounts receivables in making judgments necessary to estimate expected credit losses by analyzing delinquency reports, loss-rate trends, changes in customer payment patterns, economic indicator recent trends and forecasts, and competitive, legal, and regulatory environments. When indicators are forecasted to trend a predetermined amount from the historical median, the Company uses qualitative assessments to determine what impact, if any, the trends are expected to have on the allowance for expected credit losses. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivables and changes in any of the factors discussed above.

Receivables exhibiting elevated credit risk characteristics from homogeneous pools are assessed on an individual basis for expected credit losses. These receivables are assessed individual expected credit loss estimates based on the occurrence of bankruptcies, disputes, conversations with customers, or other significant credit loss events.

The allowance for expected credit losses also includes fraud losses. Management monitors known and suspected fraudulent activity identified by the Company, as well as fraudulent claims reported by customers, in estimating the reserve for expected fraud losses.

To the extent calculated expected credit losses are not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of March 31, 2020 we have an estimated reserve for credit losses, including fraud losses, that is 3.5 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses for the quarter by $10.8 million.

Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2020, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II

Item 1. Legal Proceedings.
On May 11, 2020, the shareholders of eNett and the shareholders of Optal each initiated separate legal proceedings against the Company by filing claims in the High Court of Justice of England and Wales in the United Kingdom. The claims deny that there has been a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others) and allege that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred within the meaning of the purchase agreement and orders for specific performance of WEX’s obligations under the purchase agreement. WEX intends to vigorously defend against these claims. Given the early state of these proceedings, we are unable to predict the outcome.
As of the date of this filing, we are not involved in any other material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2020. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10–K/A for the year ended December 31, 2018 due to issues involving our Brazil subsidiary, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report on Form 10-K, and the risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019 is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The extent to which the coronavirus outbreak and measures taken in response thereto adversely impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in transformational change in business and consumer behavior, as well as authorities implementing numerous measures aimed at containing the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, among others. These factors have not only negatively impacted business and consumer spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These factors may remain prevalent for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
In particular, we expect that we will experience adverse impacts on our business and results of operations due to a number of factors, including:

•
The adverse effect of COVID-19, and the escalating measures governments, private organizations and individuals have implemented in order to stem its spread, on the demand for worldwide travel, and consequently upon our business.

•
Volatility in the price of fuel caused by declines in demand as a result of the impact of COVID-19 and by geopolitical pressures affecting supply, which adversely impact our operating results and may continue to do so if such trends continue.

•	Losses arising from customer, partner and merchant failures and credit settlement risks.

•
Increased challenges in growing or retaining our customer base and in launching new products or businesses or refreshing existing products in line with expectations or the current and changing needs of our customers.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing and remote working plans for our employees and canceling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity, reduced demand for worldwide travel, continued volatility in fuel prices and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations.
The Company is and may become involved in legal proceedings that could be material, including with respect to the purchase agreement relating to the proposed eNett and Optal acquisition
The Company is subject to legal proceedings and claims in the ordinary course of business and may become involved in legal proceedings that could be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, stockholder claims, and employment matters. On May 11, 2020, the shareholders of eNett and the shareholders of Optal each filed claims in the High Court of Justice of England and Wales denying that there has been a Material Adverse Effect under their purchase agreement with the Company and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. Refer to Part I - Item 2 - Summary for more information regarding the status of this purchase agreement and Part II - Item 1 - Legal Proceedings for more information regarding the status of the proceedings with the shareholders of eNett and Optal.
No assurances can be given that any such proceedings and claims will not have a material adverse impact on the Company’s financial statements. Legal proceedings are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in any such proceedings, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. The types of claims made in such proceedings may include claims for compensatory damages, punitive and consequential damages, specific performance and/or other injunctive or declaratory relief. We may incur significant expenses in defending ourselves in any proceedings and may be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation, resulting in an adverse impact on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the quarter ended March 31, 2020. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of March 31, 2020.

 Item 6. Exhibits.

	Exhibit No.	Description
	2.1
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

	10.1
Commitment Letter, dated as of January 24, 2020, by and among WEX Inc., Bank of America, N.A., and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020, File No. 001-32426)

	10.2
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

	10.3
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

WEX INC.

May 11, 2020	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)