Form 10-Q
period 2020-06-30
WEX Inc.
filed 2020-08-05
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 29, 2020 was 44,094,852.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto adversely impact our business, results of operations and financial condition in excess of current expectations;
•the effects of general economic conditions on fueling patterns as well as payment and transaction processing activity;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income;
•changes in interest rates;
•the impact of fluctuations in fuel prices, including the impact of any continued reductions in fuel price and the resulting impact on our revenues and net income;
•the effects of the Company’s business expansion and acquisition efforts;
•potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;
•competitive responses to any acquisitions;
•uncertainty of the expected financial performance of the combined operations following completion of an acquisition;
•the failure to complete or successfully integrate the Company’s acquisitions;
•the ability to realize anticipated synergies and cost savings;
•unexpected costs, charges or expenses resulting from an acquisition;
•the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;
•the failure of corporate investments to result in anticipated strategic value;
•the impact and size of credit losses;
•the impact of changes to the Company’s credit standards;
•breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;
•the Company’s failure to maintain or renew key commercial agreements;
•failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;
•failure to successfully implement the Company’s information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;
•the actions of regulatory bodies, including banking and securities regulators, or possible changes in banking or financial regulations impacting the Company’s industrial bank, the Company as the corporate parent or other subsidiaries or affiliates;
•legal, political and economic uncertainty surrounding the United Kingdom’s departure from the European Union;
•the impact of the transition from LIBOR as a global benchmark to a replacement rate;
•the impact of the Company’s outstanding notes on its operations;
•the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;
•the impact of sales or dispositions of significant amounts of our outstanding common stock into the public market, or the perception that such sales or dispositions could occur;
•the possible dilution to our stockholders caused by the issuance of additional shares of common stock or equity-linked securities;
•the incurrence of impairment charges if our assessment of the fair value of certain reporting units changes;
•the uncertainties of litigation, including the legal proceedings with respect to the purchase agreement relating to the proposed eNett and Optal acquisition; as well as
•other risks and uncertainties identified in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019 and our Form 10-Q for the quarter ended March 31, 2020, filed respectively with the Securities and Exchange Commission on February 28, 2020 and May 11, 2020.
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

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Adjusted Net Income or (“ANI”)	A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interests and certain tax related items.
ASC	Accounting Standards Codification
ASU 2016–13 or (“Topic 326”)	Accounting Standards Update No. 2016–13 Financial Instruments – Credit Losses (Topic 326)
ASU 2014–09 or (“Topic 606”)	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a special purpose entity consolidated by the Company
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Convertible Notes	Convertible senior notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5% interest rate, issued July 1, 2020
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
eNett	eNett International (Jersey) Limited
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Go Fuel Card	A European Fleet business acquired from EG Group on July 1, 2019
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million notes with a 4.75 percent fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
Optal	Optal Limited
Pavestone Capital or (“Pavestone”)	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, debt restructuring costs, the expense associated with stock-based compensation and other costs.
U.S. Health business	WEX Health and Discovery Benefits, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America
WEX	WEX Inc.
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of Discovery Benefits

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Payment processing revenue	$147,461	$214,826	$351,498	$401,624
Account servicing revenue	109,479	106,892	223,319	193,978
Finance fee revenue	42,711	62,912	98,638	109,285
Other revenue	47,433	57,177	105,308	118,796
Total revenues	347,084	441,807	778,763	823,683
Cost of services
Processing costs	99,991	99,481	204,908	190,600
Service fees	9,700	14,197	23,454	28,443
Provision for credit losses	20,581	14,832	54,568	32,623
Operating interest	6,504	10,693	14,889	20,257
Depreciation and amortization	25,124	21,570	49,913	42,083
Total cost of services	161,900	160,773	347,732	314,006
General and administrative	62,265	76,247	124,301	140,652
Sales and marketing	54,744	72,831	123,526	136,950
Depreciation and amortization	39,393	37,219	79,593	68,403
Operating income	28,782	94,737	103,611	163,672
Financing interest expense	(28,832)	(35,638)	(60,863)	(66,750)
Net foreign currency (loss) gain	(2,462)	6,665	(31,189)	2,780
Net unrealized loss on financial instruments	(3,842)	(21,516)	(35,889)	(33,428)
(Loss) income before income taxes	(6,354)	44,248	(24,330)	66,274
Income tax (benefit) provision	(19,747)	12,397	(25,454)	18,215
Net income	13,393	31,851	1,124	48,059
Less: Net income from non-controlling interests	675	324	2,038	398
Net income (loss) attributable to WEX Inc.	12,718	31,527	$(914)	$47,661
Change in value of redeemable non-controlling interest	59,940	(17,720)	57,316	(17,720)
Net income attributable to shareholders	$72,658	$13,807	$56,402	$29,941

Net income attributable to shareholders per share:
Basic	$1.67	$0.32	$1.30	$0.69
Diluted	$1.66	$0.32	$1.28	$0.69
Weighted average common shares outstanding:
Basic	43,574	43,329	43,495	43,277
Diluted	43,779	43,761	43,896	43,667
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,393	$31,851	$1,124	$48,059
Foreign currency translation	23,344	(4,355)	(18,060)	16
Comprehensive income (loss)	36,737	27,496	(16,936)	48,075
Less: Comprehensive income attributable to non-controlling interests	896	335	1,790	371
Comprehensive income (loss) attributable to WEX Inc.	$35,841	$27,161	$(18,726)	$47,704
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,271,523	$810,932
Restricted cash	178,170	170,449
Accounts receivable (net of allowances of $59,112 in 2020 and $52,274 in 2019)	1,942,723	2,661,108
Securitized accounts receivable, restricted	89,636	112,192
Prepaid expenses and other current assets	78,793	87,694
Total current assets	3,560,845	3,842,375
Property, equipment and capitalized software (net of accumulated depreciation of $386,612 in 2020 and $344,212 in 2019)	205,189	212,475
Goodwill	2,433,621	2,441,201
Other intangible assets (net of accumulated amortization of $747,486 in 2020 and $666,793 in 2019)	1,487,829	1,575,050
Investment securities	31,224	30,460
Deferred income taxes, net	8,789	12,833
Other assets (net of allowances of $4,731 in 2020)	179,242	184,024
Total assets	$7,906,739	$8,298,418
Liabilities and Stockholders’ Equity
Accounts payable	$833,782	$969,816
Accrued expenses	253,013	315,642
Restricted cash payable	178,170	170,449
Short-term deposits	1,155,160	1,310,813
Short-term debt, net	119,374	248,531
Other current liabilities	50,123	34,692
Total current liabilities	2,589,622	3,049,943
Long-term debt, net	2,653,887	2,686,513
Long-term deposits	264,198	143,399
Deferred income taxes, net	182,583	218,740
Other liabilities	128,766	106,422
Total liabilities	5,819,056	6,205,017
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	99,804	156,879
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 47,943 issued in 2020 and 47,749 in 2019; 43,515 shares outstanding in 2020 and 43,321 in 2019	479	477
Additional paid-in capital	695,053	675,060
Retained earnings	1,587,016	1,539,201
Accumulated other comprehensive loss	(133,261)	(115,449)
Treasury stock at cost; 4,428 shares in 2020 and 2019	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,976,945	1,926,947
Non-controlling interest	10,934	9,575
Total stockholders’ equity	1,987,879	1,936,522
Total liabilities and stockholders’ equity	$7,906,739	$8,298,418
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustment to redeemable non-controlling interest	—	—	41,400	—	—	(41,400)	—	—
Foreign currency translation	—	—	—	4,409	—	—	(38)	4,371
Net income	—	—	—	—	—	16,134	74	16,208
Balance at March 31, 2019	47,674	476	635,046	(112,882)	(172,342)	1,456,327	10,263	1,816,888
Stock issued	27	1	1,875	—	—	—	—	1,876
Share repurchases for tax withholdings	—	—	(135)	—	—	—	—	(135)
Stock-based compensation expense	—	—	15,158	—	—	—	—	15,158
Change in value of redeemable non-controlling interest	—	—	—	—	—	(17,720)	—	(17,720)
Foreign currency translation	—	—	—	(4,366)	—	—	11	(4,355)
Net income	—	—	—	—	—	31,527	324	31,851
Balance at June 30, 2019	47,701	$477	$651,944	$(117,248)	$(172,342)	$1,470,134	$10,598	$1,843,563

Balance at December 31, 2019	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,539,201	$9,575	$1,936,522
Cumulative effect adjustment[1]	—	—	—	—	—	(8,587)	(190)	(8,777)
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Change in value of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net income (loss)	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	479	680,726	(156,384)	(172,342)	1,514,358	10,137	1,876,974
Stock issued	5	—	184	—	—	—	—	184
Share repurchases for tax withholdings	—	—	(76)	—	—	—	—	(76)
Stock-based compensation expense	—	—	14,219	—	—	—	—	14,219
Change in value of redeemable non-controlling interest	—	—	—	—	—	59,940	—	59,940
Foreign currency translation	—	—	—	23,123	—	—	221	23,344
Net income	—	—	—	—	—	12,718	576	13,294
Balance at June 30, 2020	47,943	479	$695,053	$(133,261)	$(172,342)	$1,587,016	$10,934	$1,987,879

1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2016-13 (See Note 2, Recent Accounting Pronouncements).
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,124	$48,059
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss	55,032	32,756
Stock-based compensation	26,752	24,861
Depreciation and amortization	129,506	110,486
Debt restructuring and debt issuance cost amortization	3,895	5,471
Benefit for deferred taxes	(31,712)	(373)
Provision for credit losses	54,568	32,623
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	645,123	(584,245)
Prepaid expenses and other current and other long-term assets	2,914	27,153
Accounts payable	(115,031)	402,237
Accrued expenses and restricted cash payable	(48,315)	2,992
Income taxes	6,164	(8,950)
Other current and other long-term liabilities	(4,074)	(9,153)
Amounts due under tax receivable agreement	—	(4,511)
Net cash provided by operating activities	725,946	79,406
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(41,458)	(48,254)
Acquisitions, net of cash	—	(571,552)
Purchases of investment securities	(250)	(5,282)
Maturities of investment securities	99	177
Net cash used for investing activities	$(41,609)	(624,911)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(8,893)	(9,858)
Proceeds from stock option exercises	2,136	2,281
Net change in deposits	(34,675)	315,736
Net activity on other debt	(87,016)	(68,846)
Borrowings on revolving credit facility	300,000	1,103,691
Repayments on revolving credit facility	(300,000)	(1,102,816)
Borrowings on term loans	—	688,990
Repayments on term loans	(32,305)	(32,024)
Debt issuance costs	(4,273)	(3,443)
Net change in securitized debt	(38,802)	(1,403)
Net cash (used for) provided by financing activities	(203,828)	892,308
Effect of exchange rates on cash, cash equivalents and restricted cash	(12,197)	(1,647)
Net change in cash, cash equivalents and restricted cash	468,312	345,156
Cash, cash equivalents and restricted cash, beginning of period(a)	981,381	555,031
Cash, cash equivalents and restricted cash, end of period(a)	$1,449,693	$900,187

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	2,400	$1,063

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents at beginning of period	$810,932	$541,498
Restricted cash at beginning of period	170,449	13,533
Cash, cash equivalents and restricted cash at beginning of period	$981,381	$555,031

Cash and cash equivalents at end of period	$1,271,523	$768,393
Restricted cash at end of period	178,170	131,794
Cash, cash equivalents and restricted cash at end of period	$1,449,693	$900,187
See notes to unaudited condensed consolidated financial statements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for any future periods or the year ending December 31, 2020.
With the exception of accounting policies over credit loss reserves, which were impacted by the adoption of ASU 2016–13 effective January 1, 2020 (refer to Note 2, Recent Accounting Pronouncements), we have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2019 annual financial statements.
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
During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including implementing travel bans and restrictions, temporarily closing offices and canceling participation in various industry events. These precautionary steps have remained in force through the second quarter of 2020 as the Company continues to closely track and assess the rapidly evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including government policies and stay-at-home orders, other restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on the Company’s businesses during the three and six months ended June 30, 2020. The following describes these impacts by reportable segment:
Fleet Solutions — Lower average domestic fuel prices and volumes have negatively impacted the Fleet Solutions segment compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic. Throughout the second quarter and into July, volumes worldwide have partly recovered from their April 2020 lows. Although the full extent of the COVID-19 pandemic and its future impact on Company operations is uncertain, we expect these trends and further stabilization to gradually continue into the third quarter.
Travel and Corporate Solutions — The Travel and Corporate Solutions segment has been the most adversely impacted by the COVID-19 pandemic relative to our other segments, as the pandemic has resulted in a significant decline in worldwide travel and tourism. These disruptions are expected to have a continuing adverse impact on the Company’s operating results for the remainder of the year, although the full extent of the COVID-19 pandemic and its future impact on Company operations is uncertain.
Health and Employee Benefit Solutions — Purchase volume for our U.S. Health business was challenged by the pandemic this quarter, down 26% as customers deferred non-essential medical treatments. Spend has trended upwards throughout the quarter and into July, and is now approximately flat with the prior year. Although the full extent of the COVID-19 pandemic and its future impact on the Company's operations is uncertain, we expect the trajectory of spend volumes that we saw in June and July to continue through the remainder of 2020, particularly as states reopen and customers begin to spend on elective healthcare procedures and resume a more normal cadence of doctor visits.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with these adverse impacts, the Company evaluated the impact of COVID-19 on its reporting units and asset groups and determined there was no impairment during the three or six months ended June 30, 2020.
Adoption of a New Accounting Standard
The Company adopted Topic 326 on January 1, 2020, utilizing the modified-retrospective approach, under which prior period comparable financial information was not adjusted. Topic 326 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables and off-balance sheet credit exposures. See Note 2, Recent Accounting Pronouncements, for further information regarding this new accounting standard.
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
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. As a result of the adoption of Topic 326, the reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to trend a predetermined amount from the historical median, the Company qualitatively determines what impact, if any, the trends are expected to have on the reserve for expected credit losses. Economic indicators include consumer price indexes, consumer spending and unemployment trends, among others. See Note 5, Accounts Receivable, for discussion regarding the adjustments made during the three and six months ended June 30, 2020 as a result of these assessments.
Accounts receivable are evaluated for impairment on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. As a result of this evaluation, our portfolio segments consist of the following:
•Fleet Solutions - The majority of the customer base consists of companies within the transportation, logistics and fleet industries. The associated credit losses by customer are generally low, however, the Fleet Solutions segment has historically comprised the majority of the Company’s provision for credit loss. Credit losses generally correlate with changes in consumer price indices and other indices that measure trends and volatility including the Institute of Supply Management Purchasing Index and the U.S. Volatility Index.
•Travel and Corporate Solutions - The customer base is comprised of businesses operating in a wide range of industries including large online travel agencies. With the exception of the Noventis portfolio, which has minimal credit risk due to its business model and collection terms, the associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.
•Health and Employee Benefit Solutions - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low. Prior to entering into the WEX Latin America accounts

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

receivable securitization arrangement as described in Note 10, Off-Balance Sheet Arrangements, the Company maintained credit exposure on these receivables and accordingly established an allowance for credit losses, which is included in the Health and Employee Benefit Solutions balance as of June 30, 2020, as disclosed in Note 5, Accounts Receivable.
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
The allowance for accounts receivable also includes reserves for waived finance fees, which are used to maintain customer goodwill and recorded against the late fee revenue recognized, as well as reserves for fraud losses. Management monitors known and suspected fraudulent activity identified by the Company, as well as fraudulent claims reported by customers, in estimating the reserve for expected fraud losses.
Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, certain of which carry credit risk exposure. These items were not significantly impacted by the adoption of Topic 326 as of June 30, 2020:
•Extension of credit to customers - The Company has entered into commitments to extend credit in the ordinary course of business as part of established customer agreements. The unfunded portion of an extension of credit to customers fluctuates as the Company increases or decreases customer credit limits, subject to appropriate credit reviews. Given that the Company can generally adjust its customers’ credit lines at its discretion at any time, the unfunded portion of loan commitments to customers is unconditionally cancellable and thus the Company has not established a liability for expected credit losses on those commitments.
•Accounts receivable factoring - See Note 10, Off-Balance Sheet Arrangements, for the terms of the factoring arrangements for the Company’s subsidiaries, WEX Europe Services and WEX Bank. Within the terms of the Company’s WEX Europe Services accounts receivable factoring arrangement, the Company has credit risk exposure to the extent outstanding transferred receivables exceed established credit limits. The Company does not maintain any beneficial interest with respect to the receivables sold, and as such does not maintain any credit risk related to receivables transferred below the established credit limit. The amount by which factored receivables exceed the credit limit is insignificant as of June 30, 2020. Management deems expected credit losses arising from this off-balance sheet commitment to be insignificant and did not establish a corresponding liability. The Company does not retain any beneficial interest in WEX Bank’s factored receivables, and the terms of the agreement do not describe a scenario in which the Company would be exposed to credit risk as it relates to the transferred receivables.
•Accounts receivable securitization - See Note 10, Off-Balance Sheet Arrangements, for the terms of the securitization arrangement at one of the Company’s subsidiaries, WEX Latin America. Within the terms of the Company’s WEX Latin America accounts receivable securitization arrangement, the Company does not maintain credit exposure given that the Company has surrendered effective control and derecognized the receivables. The Company retains an interest in securitized receivables in the form of a non-controlling equity investment in the fund holding the receivables, in amounts of $4.7 million and $6.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company’s beneficial interest in the securitized receivables carries residual credit risk, and the methodology for estimating expected credit losses on the beneficial interest is consistent with the methodology described within the Allowance for Accounts Receivable section above. As of both January 1, 2020 and June 30, 2020, expected credit losses estimated on the Company’s beneficial interest in WEX Latin America’s securitized receivables were insignificant.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the six months ended June 30, 2020 and recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Six Months Ended June 30, 2020
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
The amendments of this new standard were applied through a cumulative-effect adjustment to total stockholders’ equity of $8.8 million, net of a $2.8 million income tax benefit, as of January 1, 2020. This adjustment was driven by the incorporation of economic forecasts into the Company’s expected credit loss reserve methodology. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 are presented under the new standard. Comparative periods presented have not been adjusted. Refer to Note 1, Basis of Presentation, for discussion of the Company’s credit loss methodology.

Not Adopted as of June 30, 2020
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
The following tables disaggregate the Company’s consolidated revenue:

	Three Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	90,147	$43,261	$14,053	$147,461
Account servicing revenue	4,339	10,183	62,602	77,124
Other revenue	17,731	345	10,465	28,541
Total Topic 606 revenues	$112,217	$53,789	$87,120	$253,126
Non-Topic 606 revenues	92,163	706	1,089	93,958
Total revenues	$204,380	$54,495	$88,209	$347,084

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$120,717	$77,273	$16,836	$214,826
Account servicing revenue	6,636	10,717	54,669	72,022
Other revenue	19,609	693	6,999	27,301
Total Topic 606 revenues	$146,962	$88,683	$78,504	$314,149
Non-Topic 606 revenues	$120,352	$2,667	$4,639	$127,658
Total revenues	$267,314	$91,350	$83,143	$441,807

	Six Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$203,470	$113,529	$34,499	$351,498
Account servicing revenue	8,710	21,246	126,171	156,127
Other revenue	39,019	1,116	19,488	59,623
Total Topic 606 revenues	$251,199	$135,891	$180,158	$567,248
Non-Topic 606 revenues	203,028	2,963	5,524	211,515
Total revenues	$454,227	$138,854	$185,682	$778,763

	Six Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$228,125	$137,271	$36,228	$401,624
Account servicing revenue	13,436	21,302	91,931	126,669
Other revenue	36,595	1,798	13,775	52,168
Total Topic 606 revenues	$278,156	$160,371	$141,934	$580,461
Non-Topic 606 revenues	221,940	12,627	8,655	243,222
Total revenues	$500,096	$172,998	$150,589	$823,683
The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the three and six months ended June 30, 2020 and 2019.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	June 30, 2020	December 31, 2019
Receivables[1]	Accounts receivable, net	$43,258	$43,092
Contract assets	Prepaid expenses and other current assets	$5,582	$4,593
Contract assets	Other assets	$21,857	$20,496
Contract liabilities	Other current liabilities	$8,011	$5,171
Contract liabilities	Other liabilites	$6,764	$—
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders who have not been deemed the Company’s customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606.
In the three and six months ended June 30, 2020, we recognized revenue of $0.3 million and $4.2 million, respectively, related to contract liabilities existing as of December 31, 2019.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2020 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2020	2021	2022	2023	2024	2025	Thereafter	Total
Minimum monthly fees[1]	$26,415	$36,814	$26,480	$13,061	$5,263	$1,341	$—	$109,374
Professional services[2]	3,598	39	—	—	—	—	—	3,637
Other[3]	5,682	2,446	3,255	2,286	—	—	—	13,669
Total remaining performance obligations	$35,695	$39,299	$29,735	$15,347	$5,263	$1,341	$—	$126,680
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
3 Represents deferred revenue associated with remaining payment processing service obligations.

4.	Acquisitions
2020 Purchase Agreement
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others).

The Company has analyzed the eNett and Optal situation closely with specialist advisors and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a Material Adverse Effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it is not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Material Adverse Effect has occurred and orders for specific performance of WEX's obligations under the purchase agreement. A London court set September 21, 2020 as the starting date of a trial of certain preliminary issues.

2019 Business Acquisitions
As of June 30, 2020, the purchase accounting was final for our 2019 business acquisitions. No adjustments to the purchase accounting were made during the three or six months ended June 30, 2020. In both the three and six months ended June 30, 2020, the acquisition and merger related costs related to the completed business combinations were immaterial. Acquisition-related costs on completed business combinations were $5.9 million and $9.0 million for the three and six months ended June 30, 2019.
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
The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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
Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration was $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a summary of the final allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

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
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenues	$441,807	$842,789
Net income attributable to shareholders	$15,225	$34,035
Net income attributable to shareholders per share:
Basic	$0.35	$0.79
Diluted	$0.35	$0.78

5.	Accounts Receivable
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$58.1 million and $62.4 million in receivables with revolving credit balances as of June 30, 2020 and December 31, 2019, respectively.
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
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total
Balance, beginning of period	$53,177	$16,601	$5,648	$75,426	$46,742
Provision for credit losses[1]	18,285	2,241	55	20,581	14,832
Charges to other accounts[2]	5,210	—	—	5,210	9,550
Charge-offs	(32,742)	(2,706)	(5,318)	(40,766)	(23,046)
Recoveries of amounts previously charged-off	3,078	1	17	3,096	2,413
Currency translation	101	5	190	296	84
Balance, end of period	$47,109	$16,142	$592	$63,843	$50,575

Recorded in:
Accounts receivable	$47,109	$11,411	$592	$59,112	$50,575
Other assets	—	4,731	—	4,731	—
Balance, end of period	$47,109	$16,142	$592	$63,843	$50,575
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the three months ended June 30, 2020, includes estimates of expected credit losses over the contractual life of our receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses. See Note 1, Basis of Presentation, for further details of the adoption of Topic 326 on a modified retrospective basis.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total
Balance, prior to Topic 326 adoption	$40,620	$3,578	$8,076	$52,274	$46,948
Impact of Topic 326 adoption[1]	9,390	2,187	—	11,577	—
Balance, beginning of period	$50,010	$5,765	$8,076	$63,851	$46,948
Provision for credit losses[1]	38,892	15,505	171	54,568	32,623
Charges to other accounts[2]	10,730	—	—	10,730	14,083
Charge-offs	(57,377)	(5,065)	(5,318)	(67,760)	(47,846)
Recoveries of amounts previously charged-off	4,888	28	17	4,933	4,628
Currency translation	(34)	(91)	(2,354)	(2,479)	139
Balance, end of period	$47,109	$16,142	$592	$63,843	$50,575

Recorded in:
Accounts receivable	$47,109	11,411	592	59,112	$50,575
Other assets	—	4,731	—	4,731	—
Balance, end of period	$47,109	$16,142	$592	$63,843	$50,575
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the six months ended June 30, 2020, includes estimates of expected credit losses over the contractual life of our receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses. See Note 1, Basis of Presentation, for further details of the adoption of Topic 326 on a modified retrospective basis.
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
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at June 30, 2020 or December 31, 2019. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2020	December 31, 2019
29 days or less past due	96%	96%
59 days or less past due	97%	97%

6.	Earnings per Share
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes net income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to shareholders	$72,658	$13,807	$56,402	$29,941

Weighted average common shares outstanding – Basic	43,574	43,329	43,495	43,277
Dilutive impact of share-based compensation awards	205	432	401	390
Weighted average common shares outstanding – Diluted	43,779	43,761	43,896	43,667
For the three and six months ended June 30, 2020, 0.6 million and 0.2 million of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, respectively, as the effect of including these awards would be anti-dilutive. An immaterial number of outstanding share-based compensation awards were excluded from the computation for the three and six months ended June 30, 2019.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2019, the Company had seven interest rate swap contracts in effect with a collective notional amount at inception of $1.5 billion, with maturity dates from December 31, 2020 to March 12, 2023, at interest rates between 1.108 percent and 2.425 percent. During the six months ended June 30, 2020, the Company amended and extended the terms of five of its interest rate swaps with a collective notional amount of $935.0 million. These amendments merged two of the previously existing interest rate swap agreements into one, reduced the effective fixed interest rates payable and extended the maturity date of each previously existing agreement by a period of one year. As of June 30, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding borrowings under the Company’s 2016 Credit Agreement.
The following table presents relevant information for the Company’s outstanding interest rate swap agreements as of June 30, 2020:

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
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income Statement	2020	2019	2020	2019
Interest rate swap agreements – unrealized portion	Net unrealized loss on financial instruments	$(4,053)	$(21,860)	$(36,496)	$(34,069)
Interest rate swap agreements – realized portion	Financing interest expense	$(4,106)	$2,142	$(4,898)	$4,258
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the unaudited condensed consolidated statements of cash flows. See Note 12, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	June 30, 2020	December 31, 2019
Interest-bearing brokered money market deposits(a)	$405,701	$362,246
Customer deposits	100,158	112,571
Certificates of deposit with maturities within 1 year(a)(b)	649,301	835,996
Short-term deposits	1,155,160	1,310,813
Certificates of deposit with maturities greater than 1 year and less than 5 years(a)(b)	264,198	143,399
Total deposits	$1,419,358	$1,454,212

Weighted average cost of funds on certificates of deposit outstanding	2.16%	2.57%
Weighted average cost of interest-bearing brokered money market deposits	0.29%	1.88%
(a) As of June 30, 2020 and December 31, 2019, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
(b) Original maturities range from 6 months to 5 years, with coupon interest rates ranging from 1.25 percent to 3.52 percent as of June 30, 2020. At December 31, 2019, original maturities ranged from 4 months to 5 years with coupon interest rates ranging from 1.80 percent to 3.52 percent.
In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at June 30, 2020, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic. The required reserve was $24.9 million as of December 31, 2019.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at June 30, 2020 and December 31, 2019.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of June 30, 2020 and December 31, 2019. See Note 19, Subsequent Event, for information regarding the issuance of convertible senior notes on July 1, 2020, which are not included within the following table.

(In thousands)	June 30, 2020	December 31, 2019
Tranche A term loan	898,742	923,707
Tranche B term loan	1,449,708	1,457,048
Term loans under 2016 Credit Agreement(a)	2,348,450	2,380,755
Notes outstanding(a)	400,000	400,000
Securitized debt	62,547	104,261
Participation debt	—	50,000
Borrowed federal funds	—	34,998
WEX Latin America debt	141	2,660
Total gross debt	$2,811,138	$2,972,674
(a) See Note 12, Fair Value, for more information regarding the Company’s 2016 Credit Agreement and Notes.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	June 30, 2020	December 31, 2019
Current portion of gross debt	$127,299	$256,529
Less: Unamortized debt issuance costs/debt discount	(7,925)	(7,998)
Short-term debt, net	$119,374	$248,531

Long-term portion of gross debt	$2,683,839	$2,716,145
Less: Unamortized debt issuance costs/debt discount	(29,952)	(29,632)
Long-term debt, net	$2,653,887	$2,686,513

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$51,347	$51,314
Remaining borrowing capacity on revolving credit facility(c)	$768,653	$768,686
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
On February 10, 2020, the Company entered into an eighth amendment (“the Eighth Amendment”) to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment were superseded and replaced by the amendments set forth in the Ninth Amendment (as defined below). Such amendments would only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Note 4, Acquisitions, for more information regarding the status of this purchase agreement.
On June 26, 2020, the Company entered into a ninth amendment ("the Ninth Amendment") to the 2016 Credit Agreement, which made certain changes to the previously amended credit agreement, including among other things, increasing the maximum Consolidated Leverage Ratio to 5.5X through September 30, 2021 with step-downs thereafter, permitting an unlimited amount of corporate cash to be netted from the financial debt balance for financial covenant purposes for a period of time, permanently increasing the amount of corporate cash netting allowed to $250 million, which increases to $400 million if the eNett and Optal transaction closes, and adds a fourth pricing tier in the case that leverage exceeds certain levels and introduces a LIBOR floor on revolving credit facility borrowings of 75 basis points.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2020, under the 2016 Credit Agreement the Company had an outstanding principal amount of $898.7 million on its secured tranche A term loan, an outstanding principal amount of $1.4 billion on its secured tranche B term loan and outstanding letters of credit of $51.3 million drawn against its $820.0 million secured revolving credit facility with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries.
The revolving loans and tranche A term loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B term loans bear interest at a variable rate plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency rate loans. As of June 30, 2020 and December 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent and 4.0 percent, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 7, Derivative Instruments, for further discussion.
The Company accounted for the Ninth Amendment as a debt modification. As part of this transaction, the Company incurred and expensed an insignificant amount of third party costs, which are classified within general and administrative expenses in our unaudited condensed consolidated statements of income. In addition, the Company incurred and capitalized $4.3 million of lender consent fees associated with the amendment. Debt issuance costs incurred and capitalized in conjunction with the 2016 Credit Agreement and its amendments are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, and as amended by the Ninth Amendment to the 2016 Credit Agreement on June 26, 2020, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of June 30, 2020, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both June 30, 2020 and December 31, 2019, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The Company may redeem the Notes at 100.792 percent of principal prior to February 1, 2021. After this date, there is no premium due upon redemption. Upon the occurrence of a change of control of the Company (as defined in the Indenture to the Notes), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to the date of repurchase.
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
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.04 percent and 1.80 percent as of June 30, 2020 and December 31, 2019, respectively. The Company had $47.8 million and $78.6 million of securitized debt under this facility as of June 30, 2020 and December 31, 2019, respectively, recorded in short-term debt, net.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

European Securitization Facility
The Company maintains a five year securitized debt agreement with MUFG Bank, Ltd., which expires in April 2021. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 1.11 percent and 0.63 percent as of June 30, 2020 and December 31, 2019, respectively. The Company had $14.8 million and $25.7 million of securitized debt under this facility as of June 30, 2020 and December 31, 2019, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place at December 31, 2019. There are no amounts outstanding as of June 30, 2020.

	June 30, 2020			December 31, 2019
(In thousands)	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net		$—			$50,000
Total(1)	$90,000	$—	$90,000	$80,000	$50,000	$30,000

Average interest rate		Not applicable			4.17%
(1) Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021 and up to $30 million under an agreement repayable on demand.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of June 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of June 30, 2020 and $35.0 million of outstanding borrowings as of December 31, 2019 (matured January 14, 2020). The average interest rate on borrowed federal funds was 1.66 percent for the six months ended June 30, 2020 and 2.36 percent for the year ended December 31, 2019.
WEX Latin America Debt
WEX Latin America had debt of $0.1 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively. This is comprised of credit facilities and loan arrangements related to our accounts receivable. These borrowings are recorded in short-term debt, net. As of June 30, 2020 and December 31, 2019, the interest rate was 29.04 percent and 35.04 percent, respectively.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $75.9 million and $204.7 million of accounts receivable under this arrangement during the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company sold $164.3 million and $314.2 million of accounts receivable, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the statements of cash flows. The loss on factoring, recorded within cost of services, was $0.4 million and $1.1 million for three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the loss on factoring was $0.9 million and $1.8 million, respectively. As of June 30, 2020 and December 31, 2019, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the six months ended June 30, 2020 and June 30, 2019 were insignificant.
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
The Company sold $0.2 billion and $2.9 billion of trade accounts receivable under this arrangement during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company sold $4.0 billion and $6.0 billion of accounts receivable, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the unaudited condensed consolidated statements of operations, was immaterial for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the loss on factoring was $1.1 million and $1.7 million, respectively.
WEX Latin America Securitization of Receivables
Under a securitized debt agreement, WEX Latin America transfers certain unsecured receivables associated with its salary advance payment card product to an investment fund managed by an unrelated third-party. WEX Latin America holds a non-controlling equity interest in the investment fund. During the six months ended June 30, 2020 and 2019, the Company did not make equity contributions to the investment fund.
The Company obtained a true-sale opinion from an independent attorney stating that the agreement provides legal isolation upon WEX Latin America bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable. During the three and six months ended June 30, 2020, the Company sold $9.9 million and $28.2 million of receivables, respectively, and recognized a $1.1 million and $4.9 million gain on sale, respectively. During the three and six months ended June 30, 2019, the Company sold $14.9 million and $35.6 million of receivables, respectively, and recognized a $3.5 million and $7.2 million gain on sale, respectively. The gain recognized consists of the difference between the sales price and the carrying value of the receivables and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the condensed consolidated statements of cash flows.

11.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within net unrealized loss on financial instruments on the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019. The Company’s debt securities, and any changes in their fair values, are not material individually or in the aggregate as of June 30, 2020 and December 31, 2019. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 12, Fair Value, for further information.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Value
Certain of the Company’s financial assets and liabilities are recorded at fair value. The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as model pricing, when market quotes are not readily accessible or available. These valuation techniques may be based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1 – Quoted prices for identical instruments in active markets.
•Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 – Instruments whose significant value drivers are unobservable.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

(In thousands)	Fair Value Hierarchy	June 30, 2020	December 31, 2019
Financial Assets:
Money market funds(a)	1	$318,354	$223,217
Investment securities
Municipal bonds	2	$233	$302
Asset-backed securities	2	229	247
Mortgage-backed securities	2	168	174
Pooled investment fund measured at net asset value	(e)	5,000	5,000
Fixed-income mutual fund	1	25,594	24,737
Total investment securities		$31,224	$30,460
Executive deferred compensation plan trust(b)	1	$8,074	$7,965
Interest rate swaps(c)	2	$—	$2,395

Liabilities
Interest rate swaps(d)	2	$53,865	$19,764
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payment obligations. At June 30, 2020 and December 31, 2019, $0.8 million and $0.9 million of fair value is recorded within prepaid expenses and other current assets, respectively. At June 30, 2020 and December 31, 2019, $7.3 million and $7.0 million of fair value is recorded within other assets, respectively.
(c) The fair value is recorded as a current or long-term asset within prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows. At December 31, 2019, $2.4 million of fair value is recorded within prepaid and other current assets.
(d) The fair value is recorded in other current liabilities or other liabilities depending on the timing of expected discounted cash flows. At June 30, 2020 and December 31, 2019, $21.4 million and $6.7 million of fair value is recorded within other current liabilities, respectively. At June 30, 2020 and December 31, 2019, $32.5 million and $13.1 million of fair value is recorded within other liabilities, respectively.
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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of June 30, 2020	$5,000	—	Monthly	30 days
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Notes Outstanding
The Company determines the fair value of the Notes based on market rates for the issuance of our debt, which are classified as Level 2 in the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the carrying value of the Notes approximated fair value.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of June 30, 2020, the fair value of the tranche A and tranche B loans was $880.8 million and $1.39 billion, respectively. At December 31, 2019, the carrying value of the 2016 Credit Agreement, including both tranche A and tranche B loans, approximated fair value.

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
The Company calculates the redemption value of the redeemable non-controlling interest on a quarterly basis using revenue multiples as determined in accordance with the operating agreement for the U.S. Health business and as described above. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value. Any resulting change in the value of the redeemable non-controlling interest is offset against retained earnings and impacts earnings per share.
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2020	2019
Balance at December 31	$156,879	$—
Acquisition of Discovery Benefits at fair value	—	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	—	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	—	41,400
Net income (loss) attributable to redeemable non-controlling interest	142	(7)
Change in value of redeemable non-controlling interest	2,624	—
Balance at March 31	$159,645	$99,993
Net income attributable to redeemable non-controlling interest	99	14
Change in value of redeemable non-controlling interest	(59,940)	17,720
Balance at June 30	$99,804	$117,727

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Income Taxes
The Company’s effective tax rate was 310.8 percent and 104.6 percent for the second quarter and first half of 2020, respectively, as compared to 28.0 percent and 27.5 percent for the second quarter and first half of 2019, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant increase in the Company’s tax rate was primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes for the current year with relatively significant non-deductible expenses.
The Company's effective tax rate for the second quarter and first half of 2020 included a discrete tax benefit of $9.8 million reflecting an additional tax basis related to the acquisition of Discovery Benefits, partially offset by a valuation allowance of $5.3 million recognized against the beginning of the year deferred tax assets for the Brazil subsidiary. No tax benefit related to temporary differences and carryforwards arising in the current year for the Brazil subsidiary are included in the estimated annual effective tax rate for 2020.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $62.5 million and $77.4 million at June 30, 2020 and December 31, 2019, respectively. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred and orders for specific performance of WEX's obligations under the purchase agreement. WEX intends to vigorously defend against these claims.
A London court set September 21, 2020 as the starting date of a trial of certain preliminary issues. We are unable to predict the outcome of these proceedings.
Commitments
Significant commitments and contingencies as of June 30, 2020 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2019.

16.	Stock–Based Compensation
The Company regularly grants equity awards under its stockholder-approved equity plans to certain employees and directors. The fair value of restricted stock units, deferred stock units and performance-based restricted stock units, excluding total shareholder return (“TSR”) awards, is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of market-based awards, including TSRs, is estimated on the grant date using a Monte-Carlo simulation pricing model.
Given the economic uncertainty and business disruption created by the COVID-19 pandemic, effective June 23, 2020 the Company's Compensation Committee approved certain modifications to performance-based restricted stock units previously granted on March 16, 2020 and March 20, 2019. Such changes included replacing Company performance metrics with total shareholder return metrics for the March 16, 2020 awards, and for the March 20, 2019 awards, adding a relative TSR modifier

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to scale the payment up or down by +/- 15 percent. Additionally, the Company granted certain employees new TSR awards on June 24, 2020.
Attainment of the Company's TSR awards is tied to our TSR relative to the S&P 400 from the time of modification (for awards modified on June 23, 2020) or grant date (for awards granted on June 24, 2020). Given that these are market-based performance awards, the fair value is calculated by the Monte Carlo simulation valuation model. The key inputs for the fair values by grant date are outlined below:

Grant date	6/24/2020	6/24/2020	3/16/2020	3/20/2019

Recipient(s)	Non-CEO	CEO	All	All
Modification date	N/A	N/A	6/23/2020	6/23/2020
Risk-free rate	0.21%	0.21%	0.20%	0.18%
Stock price[1]	$160.14	$160.14	$173.15	$173.15
Volatility	47.72%	47.72%	51.32%	62.29%
Performance period	June 24, 2020 – June 23, 2023	June 24, 2020 – June 23, 2023	June 23, 2020 – December 31, 2022	June 23, 2020 – December 31, 2021
Shares at target	110,467	28,101	199,870	86,845

Fair value per share[2]	$264.17	$240.55	$280.93	$188.21
1 At the date of grant or modification date, whichever is applicable.
2 At the date of grant or modification date, whichever is applicable. The CEO's June 24, 2020 award has a one-year post-vesting holding period.
For the Company's awards that were modified on June 23, 2020, the final attainment for recipients other than executive officers will be based on the greater of the payout under the original awards performance metrics or the modified metrics. As a result, the Company is required to assess which payout is more likely and adjust the expense accordingly. If the original awards performance metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on awards expected to vest at the grant-date stock price. Alternatively, if the modified metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on the fair value calculated using the Monte Carlo simulation valuation model.
The fair value of equity awards granted totaled $43.9 million and $101.7 million during the three and six months ended June 30, 2020, respectively, and $7.1 million and $45.2 million during the three and six months ended June 30, 2019, respectively. The fair value of restricted stock units, deferred stock units and performance-based restricted stock units (excluding TSRs) is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. We used the Monte Carlo simulation valuation model to estimate the fair value of TSRs. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model.

17.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how the Company’s chief operating decision maker (“CODM”) allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.
•Fleet Solutions provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers.
•Travel and Corporate Solutions focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs.
•Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer-directed platforms, as well as payroll related benefits to customers.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$90,147	$43,261	$14,053	$147,461
Account servicing revenue	36,694	10,183	62,602	109,479
Finance fee revenue	42,463	220	28	42,711
Other revenue	35,076	831	11,526	47,433
Total revenues	$204,380	$54,495	$88,209	$347,084

Interest income	$635	$28	$275	$938

	Three Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$120,717	$77,273	$16,836	$214,826
Account servicing revenue	41,506	10,717	54,669	106,892
Finance fee revenue	62,385	496	31	62,912
Other revenue	42,706	2,864	11,607	57,177
Total revenues	$267,314	$91,350	$83,143	$441,807

Interest income	$1,798	$430	$428	$2,656

	Six Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$203,470	$113,529	$34,499	$351,498
Account servicing revenue	75,902	21,246	126,171	223,319
Finance fee revenue	97,805	755	78	98,638
Other revenue	77,050	3,324	24,934	105,308
Total revenues	$454,227	$138,854	$185,682	$778,763

Interest income	$1,901	$253	$694	$2,848

	Six Months Ended June 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$228,125	$137,271	$36,228	$401,624
Account servicing revenue	80,745	21,302	91,931	193,978
Finance fee revenue	108,249	853	183	109,285
Other revenue	82,977	13,572	22,247	118,796
Total revenues	$500,096	$172,998	$150,589	$823,683

Interest income	$4,019	$807	$587	$5,413
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles total segment adjusted operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Segment adjusted operating income
Fleet Solutions	$77,180	$122,577	$181,788	$215,552
Travel and Corporate Solutions	10,961	40,838	32,876	75,225
Health and Employee Benefit Solutions	25,258	21,146	54,725	40,926
Total segment adjusted operating income	$113,399	$184,561	$269,389	$331,703

Reconciliation:
Total segment adjusted operating income	$113,399	$184,561	$269,389	$331,703
Less:
Unallocated corporate expenses	13,953	18,177	30,496	35,119
Acquisition-related intangible amortization	42,478	39,814	85,016	73,702
Other acquisition and divestiture related items	7,735	7,017	15,677	16,797
Debt restructuring costs	687	5,078	765	9,478
Stock-based compensation	15,069	14,992	26,889	25,434
Other costs	4,695	4,746	6,935	7,501
Operating income	28,782	94,737	103,611	163,672
Financing interest expense	(28,832)	(35,638)	(60,863)	(66,750)
Net foreign currency (loss) gain	(2,462)	6,665	(31,189)	2,780
Net unrealized loss on financial instruments	(3,842)	(21,516)	(35,889)	(33,428)
(Loss) Income before income taxes	$(6,354)	$44,248	$(24,330)	$66,274

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2020
Total Capital to risk-weighted assets	$294,145	15.94%	$147,619	8.0%	$184,524	10.0%
Tier 1 Capital to average assets	$280,009	11.20%	$99,969	4.0%	$124,962	5.0%
Common equity to risk-weighted assets	$280,009	15.17%	$83,036	4.5%	$119,941	6.5%
Tier 1 Capital to risk-weighted assets	$280,009	15.17%	$110,715	6.0%	$147,619	8.0%
December 31, 2019
Total Capital to risk-weighted assets	$329,276	13.54%	$194,566	8.0%	$243,208	10.0%
Tier 1 Capital to average assets	$314,466	10.88%	$115,583	4.0%	$144,479	5.0%
Common equity to risk-weighted assets	$314,466	12.93%	$109,443	4.5%	$158,085	6.5%
Tier 1 Capital to risk-weighted assets	$314,466	12.93%	$145,925	6.0%	$194,566	8.0%

19.	Subsequent Events
Private Investment Placement
Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private investment placement with an affiliate of Warburg Pincus LLC (together with its affiliate, "Warburg Pincus"), pursuant to which the Company issued convertible senior notes due 2027 in an aggregate principal amount of $310 million ("the Convertible Notes") and 577,254 shares of common stock, with gross proceeds of $90 million, reflecting a price of $155.91 per share.
The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299 million after original issue discount, and have a seven-year term. Interest on the Convertible Notes is calculated at a rate of 6.5% per annum, payable semi-annually in arrears, with the first interest payment due January 15, 2021. At WEX's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Convertible Notes may be converted at any time at the option of holders of the Convertible Notes, based on an initial conversion price of $200 per share, subject to certain adjustments. Conversions of the Convertible Notes may be settled in shares of WEX common stock, cash, or a combination thereof at WEX's election. WEX will have the right, at any time following the third anniversary of closing, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock is at least 200% of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time WEX delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events, holders of the Convertible Notes will have the right to require WEX to repurchase its Convertible Notes in accordance with the terms of the Convertible Notes.
Tenth Amendment to the 2016 Credit Agreement
On July 29, 2020, the Company entered into the tenth amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million.

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
Our MD&A is presented in the following sections:
•Overview
•Summary
•Results of Operations
•Liquidity, Capital Resources and Cash Flows
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
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
Summary
Recent Events
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, on January 24, 2020, we entered into a purchase agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others). The Company has analyzed the eNett and Optal situation closely with specialist advisors and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a Material Adverse Effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it is not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred and orders for specific performance of WEX's obligations under the purchase agreement. A London court set September 21, 2020 as the starting date of a trial of certain preliminary issues.
In connection with the purchase agreement, on January 24, 2020 the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. for senior secured credit facilities in the aggregate amount of up to $2.8 billion, inclusive of a $1.1 billion seven-year term loan B facility and backstops totaling $1.7 billion that reduced to zero under the terms of the Eighth Amendment to the 2016 Credit Agreement, and a senior unsecured bridge facility in the aggregate amount of up to $300.0 million. The commitment letter was most recently amended and restated on June 26, 2020 to among other things, reallocate the $1.4 billion of aggregate commitments from a $1.1 billion seven-year term loan B facility and $300 million senior unsecured bridge facility to a $752.0 million seven-year term loan B facility and $600.0 million senior secured bridge facility.
On June 26, 2020, the Company entered into a Ninth Amendment to the 2016 Credit Agreement, which among other things, increases the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal, if it occurs, and modifies the maximum consolidated leverage ratio to be 5.50 to 1.00 through September 30, 2021, decreasing to 5.00 to 1.00 through September 30, 2022 and further decreasing to 4.50 to 1.00 thereafter, which would increase following the consummation of the acquisition of eNett and Optal, if it occurs, to be 7.00 to 1.00 for the quarter ending September 30, 2020, 7.50 to 1.00 for the quarters ending December 31, 2020 and March 31, 2021, with quarterly step downs thereafter.
Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, "Warburg Pincus"), pursuant to which the Company issued convertible senior notes due 2027 in an aggregate principal amount of $310 million and 577,254 shares of common stock, with gross proceeds of $90 million, reflecting a price of $155.91 per share.
The issuance of the Convertible Notes provided the Company with gross proceeds of approximately $299 million after original issue discount, and have a seven year term. The Convertible Notes were issued pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A. The Convertible Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears, with the first interest payment due January 15, 2021. At WEX's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Convertible Notes may be converted at any time at the option of holders of the Convertible Notes, based on an initial conversion price of $200 per share, subject to certain adjustments. Conversions of Convertible Notes may be settled in shares of WEX common stock, cash, or a combination thereof at WEX's election. WEX will have the right, at any time following the third anniversary of closing, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock is at least 200% of the conversion price of the Convertible Notes for 20 out of 30 days prior to the time WEX delivers a redemption notice (including at least one of the five trading days immediately preceding the last day of such 30 day period), subject to the right of holders of the Convertible Notes to convert their Convertible Notes prior to the redemption date. In the event of certain fundamental change transactions, including certain change of control transactions and delisting events, holders of Convertible Notes will have the right to require WEX to repurchase its Convertible Notes in accordance with the terms of the Convertible Notes at a repurchase price equal to the sum of (i) 105% of then accreted principal amount of the Convertible Notes to be repurchased, plus accrued interest, and (ii) the sum of the present values of the scheduled remaining payments of interest had such notes remained outstanding through the maturity date of the Convertible Notes. The indenture includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture contains other customary terms and covenants, including customary events of default. The Convertible Notes are the Company’s general senior unsecured obligations and rank equally with all of the Company’s existing and future senior indebtedness. The notes are effectively subordinated to all of the Company’s secured indebtedness, including borrowings under the Company’s credit agreement, as amended, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.
The purchase agreement with Warburg Pincus contained certain customary representations, warranties and covenants with respect to each of the Company and Warburg Pincus, including preemptive rights allowing Warburg Pincus to maintain its proportionate equity interest in the Company on an as-converted basis, subject to certain exceptions. The purchase agreement provides that Warburg Pincus is restricted from transferring the Convertible Notes or shares of common stock acquired in the private placement or underlying the Convertible Notes until July 1, 2021, the twelve-month anniversary of the closing date, subject to certain exceptions, including transfers pursuant to pledge arrangements that may be entered into by Warburg Pincus in connection with certain financing arrangements. Pursuant to the terms of the purchase agreement, for so long as Warburg Pincus, together with its affiliates, continue to meet certain ownership thresholds, Warburg Pincus will be entitled to nominate an individual to the board of directors of the Company. Warburg Pincus is also subject to customary standstill restrictions pursuant to the purchase agreement until 90 days after it no longer has a designee on the Company’s board of directors and no longer has a right to such a designee. Pursuant to the purchase agreement, the Company agreed to reimburse Warburg Pincus for up to $1,000,000 of its reasonable and documented transaction expenses. In connection with the private placement, the Company also entered into a registration rights agreement with Warburg Pincus.
COVID-19 Pandemic Response and Impact
During the first quarter of 2020, we began taking a number of precautionary steps to safeguard our business and employees from the effects of COVID-19 including implementing travel bans and restrictions, temporarily closing offices and canceling participation in various industry events. These precautionary steps have remained in force through the second quarter of 2020. The spread of COVID-19, and conditions arising in connection with it, including government policies and stay-at-home orders, other restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on our business. The following describes these impacts by reportable segment:

Fleet Solutions — Lower average domestic fuel prices and volumes have negatively impacted the Fleet Solutions segment compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic. Throughout the second quarter and into July, volumes worldwide have partly recovered from their April 2020 lows. Although the full extent of the COVID-19 pandemic and its future impact on Company operations is uncertain, we expect these trends and further stabilization to gradually continue into the third quarter.

Travel and Corporate Solutions — The Travel and Corporate Solutions segment has been the most adversely impacted by the COVID-19 pandemic relative to our other segments, as the pandemic has resulted in a significant decline in worldwide travel and tourism. These disruptions are expected to have a continuing adverse impact on the Company’s operating results for the remainder of the year, although the full extent of the COVID-19 pandemic and its future impact on Company operations is uncertain.
Health and Employee Benefit Solutions — Purchase volume for our U.S. Health business was challenged by the pandemic this quarter, down 26% as customers deferred non-essential medical treatments. Spend has trended upwards throughout the quarter and into July, and is now approximately flat with the prior year. Although the full extent of the COVID-19 pandemic and its future impact on the Company's operations is uncertain, we expect the trajectory of spend volumes that we saw in June and July to continue through the remainder of 2020, particularly as states reopen and customers begin to spend on elective healthcare procedures and resume a more normal cadence of doctor visits. Importantly, SaaS account growth remains strong and is anticipated to trend positively at double-digit growth rates in the coming months.

We are closely tracking and assessing the rapidly evolving effect of the pandemic and are actively managing our responses in collaboration with our employees, customers and suppliers. In an effort to rescale the business and safeguard shareholder value in this unprecedented operating environment, we took certain measures to both permanently reduce headcount and furlough employees across our worldwide offices where we anticipate longer-term impacts to the business. In addition to other cost-cutting and containment efforts, the executive leadership team and the board of directors voluntarily agreed to forgo a portion of their salaries and their retainers, respectively, in order to reduce business costs during this period.
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
We use a loss-rate methodology to calculate our general allowance for accounts receivable. This methodology considers historical loss experience to calculate actual loss-rates and analyzes trends in the calculated loss-rates against trends in economic indicators. Analyzing trends in loss-rates against trends in economic indicators allows us to identify correlations between economic environments and loss experience. Strong correlations identified from that analysis are factored into the current and expected conditions of the overall credit loss reserve methodology. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on this methodology. When individual accounts receivable exhibit elevated credit risk characteristics as a result of bankruptcies, disputes, conversations with customers, or other significant credit loss events, they are assessed individual credit loss estimates. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.

Key Metrics
Below are key metrics from the second quarter of 2020:

			Increase (Decrease)
	Q2 2020	Q2 2019	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	127.9	153.7	(25.8)	(16.8)%
Payment processing transactions (in millions)	103.1	128.0	(24.9)	(19.5)%
Average vehicles serviced (in millions)	15.1	13.9	1.2	8.2%
Average US fuel price (US$ / gallon)	$2.07	$2.91	$(0.84)	(28.9)%
Travel and Corporate Solutions
Payment solutions purchase volume (in millions)	$3,168.1	$10,047.9	$(6,879.8)	(68.5)%
Health and Employee Benefit Solutions
Average number of SaaS accounts (in millions)	14.5	12.6	1.9	15.1%
Fleet Solutions
•Fuel transactions processed decreased 17 percent from the second quarter of 2019 to 127.9 million for the second quarter of 2020.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, are down approximately 19 percent as compared to the same period last year.
•Average vehicles serviced increased 8 percent from the second quarter of 2019 to approximately 15.1 million for the second quarter of 2020 primarily related to growth in our worldwide customer base.
•The average U.S. fuel price per gallon during the second quarter of 2020 was $2.07, a 29 percent decrease from the same period last year.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX issued transactions that use WEX corporate card products and virtual card products, was $3.2 billion for the second quarter of 2020, representing a decrease of 68 percent from the same period last year, driven primarily by the decline in worldwide travel and tourism as a result of the COVID-19 pandemic.
Health and Employee Benefit Solutions
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.9 million for the second quarter of 2020, a 15 percent increase from the same period in the prior year.
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
The Company’s operating expenses consist of the following:
Cost of Services
•Processing costs - The Company’s processing costs consist of expenses related to processing transactions, servicing customers and merchants and cost of goods sold related to hardware and other product sales.

•Service fees - The Company incurs costs from third-party networks utilized to deliver payment solutions. Additionally, other third-parties are utilized in performing services directly related to generating revenue.
•Provision for credit losses - Changes in the reserve for credit loss are the result of changes in management’s estimate of the losses in the Company’s outstanding portfolio of receivables, including losses from fraud.
•Operating interest - The Company incurs interest expense on the operating debt obtained to provide liquidity for its short-term receivables.
•Depreciation and amortization - The Company has identified those tangible and intangible assets directly associated with providing a service that generates revenue and records the depreciation and amortization associated with those assets under this category. Such assets include processing platforms and related infrastructure, acquired developed technology intangible assets and other similar asset types.
Other Operating Expenses
•General and administrative - General and administrative includes compensation and related expenses for executive, finance and accounting, other information technology, human resources, legal and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees and other corporate expenses.
•Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions and related expenses for sales, marketing and other related activities.
•Depreciation and amortization - The depreciation and amortization associated with tangible and intangible assets that are not considered to be directly associated with providing a service that generates revenue are recorded as other operating expenses. Such assets include corporate facilities and information technology assets, and acquired intangible assets other than those included in cost of services.
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except per gallon data)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$90,147	$120,717	$(30,570)	(25)%	$203,470	$228,125	$(24,655)	(11)%
Account servicing revenue	36,694	41,506	(4,812)	(12)%	75,902	80,745	(4,843)	(6)%
Finance fee revenue	42,463	62,385	(19,922)	(32)%	97,805	108,249	(10,444)	(10)%
Other revenue	35,076	42,706	(7,630)	(18)%	77,050	82,977	(5,927)	(7)%
Total revenues	$204,380	$267,314	$(62,934)	(24)%	$454,227	$500,096	$(45,869)	(9)%

Key operating statistics
Payment processing revenue:
Payment processing transactions(1)	103,086	127,986	(24,900)	(19)%	224,677	243,390	(18,713)	(8)%
Payment processing fuel spend(2)	$6,135,265	$9,755,737	$(3,620,472)	(37)%	$14,547,907	$18,217,815	$(3,669,908)	(20)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.07	$2.91	$(0.84)	(29)%	$2.32	$2.79	$(0.47)	(17)%
Net payment processing rate(3)	1.47%	1.24%	0.23%	19%	1.40%	1.25%	0.15%	12%

(a) The impact of foreign currency exchange rate fluctuations decreased Fleet Solutions revenue by $1.1 million in the second quarter of 2020 and $2.8 million in the first half of 2020 compared to the same periods in the prior year.
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

Fleet Solutions revenue decreased $62.9 million for the second quarter of 2020 and $45.9 million for the first half of 2020 as compared to the same periods in the prior year. As discussed in the preceding “Summary” section, the business has been adversely impacted by lower average domestic fuel prices during the three and six months ended June 30, 2020 as compared to the prior year, and, to a lesser extent, by lower volumes. These unfavorable trends are expected to impact the remainder of the year.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Finance income	$35,071	$53,109	$(18,038)	(34)%	$81,811	$90,635	$(8,824)	(10)%
Factoring fee revenue	7,392	9,276	(1,884)	(20)%	15,994	17,614	(1,620)	(9)%
Finance fee revenue	$42,463	$62,385	$(19,922)	(32)%	$97,805	$108,249	$(10,444)	(10)%
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
Finance income decreased $18.0 million for the second quarter of 2020 and $8.8 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to a reduction of outstanding balances as a result of declining fuel prices and reduced volumes as a result of COVID-19. This decrease was partly offset by a $6.6 million benefit for the first half of 2020 from the onboarding two major North America oil portfolios in the prior year. During both the three and six months ended June 30, 2020 and June 30, 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 5.7 percent and 5.6 percent for the three and six months ended June 30, 2020 and 5.3 percent and 5.1 percent for the three and six months ended June 30, 2019, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2020 and 2019. Going forward, we may see an increase in concessions granted to customers as a result of COVID-19.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue decreased $1.9.million for the second quarter and $1.6 million for the first half of 2020, as compared with the same periods in the prior year, resulting primarily from a decline in receivable purchases.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$46,325	$50,154	$(3,829)	(8)%	$96,661	$102,690	$(6,029)	(6)%
Service fees	$1,722	$1,774	$(52)	(3)%	$3,563	$3,424	$139	4%
Provision for credit losses	$18,285	$14,439	$3,846	27%	$38,892	$28,402	$10,490	37%
Operating interest	$5,102	$5,616	$(514)	(9)%	$11,280	$10,014	$1,266	13%
Depreciation and amortization	$11,600	$10,551	$1,049	10%	$23,658	$20,647	$3,011	15%

Other operating expenses
General and administrative	$22,391	$20,115	$2,276	11%	$43,858	$37,071	$6,787	18%
Sales and marketing	$31,514	$48,148	$(16,634)	(35)%	$72,824	$92,931	$(20,107)	(22)%
Depreciation and amortization	$22,504	$21,206	$1,298	6%	$44,881	$40,045	$4,836	12%

Operating income	$44,937	$95,311	$(50,374)	(53)%	$118,610	$164,872	$(46,262)	(28)%
Cost of services
Processing costs decreased $3.8 million and $6.0 million for the second quarter and the first half of 2020, respectively, as compared with the same periods in the prior year due primarily to a reduction in transactions relative to the prior year and charges incurred during the three months ended March 31, 2019 to on-board significant customer acquisitions.
Service fees for the three and six months ended June 30, 2020 were generally consistent with the same periods in the prior year.
Provision for credit losses increased by $3.8 million for the second quarter of 2020 and $10.5 million for the first half of 2020 as compared to the same periods in the prior year. The adoption of the new credit loss accounting standard, coupled with an increase in expected credit losses as a result of COVID-19, accounts for the majority of the increase. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some fleet customers due to decreased transportation activity as a result of the COVID-19 pandemic.
We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 26.9 and 25.0 basis points of fuel expenditures for the second quarter and first half of 2020, respectively, as compared to 13.9 and 14.7 basis points of fuel expenditures for the same periods in the prior year, respectively.
Operating interest decreased $0.5 million for the second quarter of 2020 and increased $1.3 million for the first half of 2020 as compared to the same periods in the prior year, respectively. The decrease during the second quarter of 2020 was primarily due to lower interest rates. The increase during the first half of 2020 was primarily as a result of higher average relative receivables resulting from significant customer acquisitions in 2019.
Depreciation and amortization increased $1.0 million for the second quarter of 2020 and $3.0 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to the amortization of merchant networks obtained in the Go Fuel Card acquisition.
Other operating expenses
General and administrative expenses increased $2.3 million for the second quarter of 2020 and $6.8 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to the July 1, 2019 acquisition of the Go Fuel card business.
Sales and marketing expenses decreased $16.6 million for the second quarter of 2020 and $20.1 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to a decline in our discretionary spending as a result of COVID-19 as well as lower relative commission payments to partners.

Depreciation and amortization increased $1.3 million for the second quarter of 2020 and $4.8 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to the amortization of the Chevron customer portfolio intangible asset and customer relationships obtained in the Go Fuel Card acquisition.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$43,261	$77,273	$(34,012)	(44)%	$113,529	$137,271	(23,742)	(17)%
Account servicing revenue	10,183	10,717	(534)	(5)%	21,246	21,302	(56)	—%
Finance fee revenue	220	496	(276)	(56)%	755	853	(98)	(11)%
Other revenue	831	2,864	(2,033)	(71)%	3,324	13,572	(10,248)	(76)%
Total revenues	$54,495	$91,350	$(36,855)	(40)%	$138,854	$172,998	(34,144)	(20)%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(1)	$3,168,064	$10,047,934	$(6,879,870)	(68)%	$11,209,176	$18,453,595	$(7,244,419)	(39)%

(a) The impact of foreign currency exchange rate fluctuations decreased Travel and Corporate Solutions revenue by an insignificant amount in the three and six months ended June 30, 2020, as compared to the same periods in the prior year.
(1) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. As discussed in the preceding “Summary” section, our current travel volumes have been adversely impacted by the decline in worldwide travel and tourism as a result of COVID-19. These unfavorable trends, which began during late February 2020, have continued and are expected to continue to have an impact for a significant period of time.
Travel and Corporate Solutions revenue decreased $36.9 million for the second quarter of 2020 and $34.1 million for the first half of 2020 as compared to the same periods in the prior year, primarily due to the adverse impact on travel volumes due to COVID-19. This unfavorable factor was partly offset by benefits realized as part of a contract amendment executed during the second quarter of 2020 and year-to-date growth in the corporate payments portion of the business due to the ongoing migration to virtual payments and increasing usage of our accounts payable products.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. During the second quarter of 2020, WEX Latin America placed certain delinquent customers on payment plans ranging up to three years in length. As of June 30, 2020, customer balances with such concessions totaled $11.0 million. As of June 30, 2020, no late fee income has been recognized associated with these payment plans. Going forward, we may see a further increase in concessions granted to customers as a result of the continuing impact that COVID-19 has on their businesses. There were no material concessions granted to customers during the three and six months ended June 30, 2019.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$15,607	$16,051	$(444)	(3)%	$30,452	$30,582	$(130)	—%
Service fees	$2,549	$7,102	$(4,553)	(64)%	$8,432	$13,371	$(4,939)	(37)%
Provision for credit losses	$2,241	$383	$1,858	485%	$15,505	$4,078	$11,427	280%
Operating interest	$1,357	$4,470	$(3,113)	(70)%	$3,513	$8,427	$(4,914)	(58)%
Depreciation and amortization	$4,807	$3,918	$889	23%	$8,767	$7,736	$1,031	13%

Other operating expenses
General and administrative	$6,969	$8,727	$(1,758)	(20)%	$14,342	$21,297	$(6,955)	(33)%
Sales and marketing	$14,817	$15,022	$(205)	(1)%	$33,056	$27,588	$5,468	20%
Depreciation and amortization	$5,739	$4,674	$1,065	23%	$12,403	$9,507	$2,896	30%

Operating income	$409	$31,003	$(30,594)	(99)%	$12,384	$50,412	$(38,028)	(75)%
Cost of services
Processing costs for the three and six months ended June 30, 2020 remained generally consistent with the same periods of the prior year due to the business' fixed cost structure including information technology related expenses.
Service fees for the three and six months ended June 30, 2020 have decreased from the same periods in the prior year due to mainly to lower processing volumes and the conversion to an internal transaction processing platform.
Provision for credit losses increased $1.9 million for the second quarter of 2020 and $11.4 million for the first half of 2020 from the same periods in the prior year resulting primarily from the adoption of Topic 326, coupled with an increase in expected credit losses for the first half of 2020 as a result of COVID-19. The impact reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some online travel agency customers due to reduced travel as a result of the COVID-19 pandemic. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
Operating interest expense decreased $3.1 million for the second quarter of 2020 and $4.9 million for the first half of 2020 as compared to the same periods in the prior year, as a result of lower interest rates.
Depreciation and amortization expenses for the three and six months ended June 30, 2020 were generally consistent as compared to the same periods in the prior year.
Other operating expenses
General and administrative expenses decreased $1.8 million for the second quarter of 2020 and $7.0 million for the first half of 2020 as compared to the same periods in the prior year, primarily due to the expense incurred to accelerate vesting of option awards as part of the Noventis acquisition during the six months ended June 30, 2019.
Sales and marketing expenses for the second quarter of 2020 were generally consistent with the same period in the prior year and increased $5.5 million for the first half of 2020 as compared to the same period in the prior year. The increase in the first half of 2020 was primarily due to higher relative commission payments to partners in the corporate payments business, partly offset by a decrease in our discretionary spending as a result of COVID-19.
Depreciation and amortization expenses increased $1.1 million for the second quarter of 2020 and $2.9 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to higher amortization on customer relationships associated with the January 24, 2019 acquisition of Noventis.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(1)
Payment processing revenue	$14,053	$16,836	$(2,783)	(17)%	$34,499	$36,228	$(1,729)	(5)%
Account servicing revenue	62,602	54,669	7,933	15%	126,171	91,931	34,240	37%
Finance fee revenue	28	31	(3)	(10)%	78	183	(105)	(57)%
Other revenue	11,526	11,607	(81)	(1)%	24,934	22,247	2,687	12%
Total revenues	$88,209	$83,143	$5,066	6%	$185,682	$150,589	$35,093	23%

Key operating statistics
Payment processing revenue:
Purchase volume(2)	$1,017,318	$1,374,592	$(357,274)	(26)%	$2,609,631	$3,032,180	$(422,549)	(14)%
Account servicing revenue:
Average number of SaaS accounts(3)	14,487	12,563	1,925	15%	14,473	12,645	1,828	14%

(1) The impact of foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions revenue by an insignificant amount in the three and six months ended June 30, 2020 as compared to the same periods in the prior year.
(2) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(3) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue decreased $2.8 million for the second quarter of 2020 and $1.7 million for the first half of 2020 as compared to the same periods in the prior year, resulting primarily from a decline in the U.S. Health business customer spend on elective healthcare procedures in connection with COVID-19 restrictions. We expect to see volumes improve in the second half of the year as states reopen, among other related factors. For the six months ended June 30, 2020, this decrease was partly offset by the acquisition of Discovery Benefits.
Account servicing revenue increased $7.9 million for the second quarter of 2020 and $34.2 million for the first half of 2020 as compared to the same periods in the prior year. The second quarter growth is primarily due to a higher number of participants using our SaaS healthcare technology platform. While this factor also contributed to the increase during the six months ended June 30, 2020, this increase was primarily due to the acquisition of Discovery Benefits.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three and six months ended June 30, 2020 and 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2020 and 2019.
Other revenue remained relatively consistent for the second quarter of 2020 and increased $2.7 million for the first half of 2020 as compared to the same periods in the prior year. The increase in the first half of 2020 was primarily attributable to professional services revenue and growth in ancillary services to cardholders associated with the increased number of SaaS platform participants.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$38,059	$33,276	$4,783	14%	$77,795	$57,328	$20,467	36%
Service fees	$5,429	$5,321	$108	2%	$11,459	$11,648	$(189)	(2)%
Provision for credit losses	$55	$10	$45	450%	$171	$143	$28	20%
Operating interest	$45	$607	$(562)	(93)%	$96	$1,816	$(1,720)	(95)%
Depreciation and amortization	$8,717	$7,101	$1,616	23%	$17,488	$13,700	$3,788	28%

Other operating expenses
General and administrative	$8,205	$9,853	$(1,648)	(17)%	$17,281	$16,746	$535	3%
Sales and marketing	$8,413	$9,661	$(1,248)	(13)%	$17,646	$16,431	$1,215	7%
Depreciation and amortization	$10,518	$10,850	$(332)	(3)%	$21,098	$17,828	$3,270	18%

Operating income	$8,768	$6,464	$2,304	36%	$22,648	$14,949	$7,699	52%
Cost of services
Processing costs increased $4.8 million for the second quarter of 2020 and $20.5 million for the first half of 2020 as compared to the same periods in the prior year. The increase during the second quarter of 2020 was primarily driven by higher personnel-related costs to support the account servicing revenue growth. The acquisition of Discovery Benefits contributed to the majority of the increase in the first half of 2020.
Service fees for the three and six months ended June 30, 2020 were generally consistent as compared to the same periods in the prior year.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the three and six months ended June 30, 2020 and 2019. The adoption of the new accounting standard for credit losses, which requires the Company to utilize an expected loss methodology, did not significantly impact the Health and Employee Benefit Solutions segment.
Operating interest decreased $0.6 million for the second quarter of 2020 and $1.7 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to a decrease in operating debt at WEX Latin America.
Depreciation and amortization expenses increased $1.6 million for the second quarter of 2020 and $3.8 million for the first half of 2020 as compared to the same periods in the prior year, resulting primarily from amortization of software obtained in the acquisition of Discovery Benefits.
Other operating expenses
General and administrative expenses decreased $1.6 million for the second quarter of 2020 and increased $0.5 million for the first half of 2020 as compared to the same periods in the prior year. The decrease for the second quarter was due primarily to personnel-related cost savings. The increase for the first half of 2020 was due to the acquisition of Discovery Benefits.
Sales and marketing expenses decreased $1.2 million for the second quarter of 2020 as compared to the same period in the prior year, due primarily to a COVID-related cancellation of our annual healthcare payments technology conference. Sales and marketing expenses increased $1.2 million for the first half of 2020 as compared to the same period in the prior year, due primarily to the acquisition of Discovery Benefits, partly offset by the conference cancellation.
Depreciation and amortization was relatively consistent for the second quarter of 2020 and increased $3.3 million for the first half of 2020 as compared to the same periods in the prior year. The increase in the first half of 2020 was primarily attributable to the amortization of customer relationship intangible assets obtained in the acquisition of Discovery Benefits.

Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Other operating expenses
General and administrative	$24,700	$37,552	$(12,852)	(34)%	$48,820	$65,538	$(16,718)	(26)%
Depreciation and amortization	$632	$489	$143	29%	$1,211	$1,023	$188	18%
General and administrative expenses decreased $12.9 million for the second quarter of 2020 and $16.7 million for the first half of 2020 as compared to the same periods in the prior year, primarily due to a decline in debt restructuring costs incurred in conjunction with our 2019 debt amendments and costs incurred to remediate material weaknesses from 2018 during the prior year.
Other unallocated corporate expenses were not material to the Company’s operations for both the three and six months ended June 30, 2020 and 2019.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Financing interest expense	$(28,832)	$(35,638)	$6,806	(19)%	$(60,863)	$(66,750)	$5,887	(9)%
Net foreign currency (loss) gain	$(2,462)	$6,665	$(9,127)	(137)%	$(31,189)	$2,780	$(33,969)	(1,222)%
Net unrealized loss on financial instruments	$(3,842)	$(21,516)	$17,674	(82)%	$(35,889)	$(33,428)	$(2,461)	7%
Income tax (benefit) provision	$(19,747)	$12,397	$(32,144)	NM	$(25,454)	$18,215	$(43,669)	NM
Net income from non-controlling interests	$675	$324	$351	108%	$2,038	$398	$1,640	412
Change in value of redeemable non-controlling interest	$59,940	$(17,720)	$77,660	NM	$57,316	$(17,720)	$75,036	NM
NM - not meaningful
Financing interest expense decreased $6.8 million for the second quarter of 2020 and $5.9 million for the first half of 2020 as compared to the same periods in the prior year, due primarily to lower effective interest rates under the 2016 Credit Agreement.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $2.5 million in the second quarter of 2020 and $31.2 million in the first half of 2020, as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact, including the Australian dollar and British pound. The weakening of foreign currencies relative to the U.S. dollar arising from the COVID-19 pandemic negatively affected and may continue to negatively affect our results of operations. During the three and six months ended June 30, 2019, we incurred net foreign currency gains due primarily to favorability associated with intercompany transactions resulting from a strengthening of the Euro against the British Pound.
The Company incurred an unrealized loss on financial instruments of $3.8 million in the second quarter of 2020 and an unrealized loss of $35.9 million in the first half of 2020, due primarily to a decrease in the LIBOR forward yield curve.

Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The Company’s effective tax rate was 310.8 percent and 104.6 percent for the second quarter and first half of 2020, respectively, as compared to 28.0 percent and 27.5 percent for the second quarter and first half of 2019, respectively. The significant increase in the Company’s tax rate was primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes for the current year with relatively significant non-deductible expenses.
The Company's effective tax rate for the second quarter and first half of 2020 included a discrete tax benefit of $9.8 million reflecting an additional tax basis related to the acquisition of Discovery Benefits, partially offset by a valuation allowance of $5.3 million recognized against the beginning of the year deferred tax assets for the Brazil subsidiary. No tax benefit related to temporary differences and carryforwards arising in the current year for the Brazil subsidiary were included in the estimated annual effective tax rate for 2020.

Net income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for the three and six months ended June 30, 2020 and 2019.
During the six months ended June 30, 2020, the redeemable non-controlling interest in the U.S. Health business decreased by $57.1 million due substantially to a second quarter change in the redemption value resulting from a decline in revenue multiples of peer companies resulting primarily from the COVID-19 pandemic.
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
Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes and the CODM of the Company uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:
•Exclusion of the non-cash, mark-to-market adjustments on financial instruments, including interest rate swap agreements and investment securities, helps management identify and assess trends in the Company’s underlying business that might otherwise be obscured due to quarterly non-cash earnings fluctuations associated with these financial instruments. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.
•Net foreign currency gains and losses primarily result from the remeasurement to functional currency of cash, accounts receivable and accounts payable balances, certain intercompany notes denominated in foreign currencies and any gain or loss on foreign currency hedges relating to these items. The exclusion of these items helps management compare changes in operating results between periods that might otherwise be obscured due to currency fluctuations.
•The Company considers certain acquisition-related costs, including certain financing costs, investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses of divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.
•Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time.
•We exclude other costs when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This includes costs to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations. For the three and six months ended June 30, 2020, other costs include certain costs incurred in association with COVID-19, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
•Debt restructuring and debt issuance cost amortization are unrelated to the continuing operations of the Company. Debt restructuring costs are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.
•The adjustments attributable to non-controlling interests, including adjustments to the redemption value of a non-controlling interest, have no significant impact on the ongoing operations of the business.
•The tax related items are the difference between the Company’s GAAP tax provision and a pro forma tax provision based upon the Company’s adjusted net income before taxes as well as the impact from certain discrete tax items. The methodology utilized for calculating the Company’s adjusted net income tax provision is the same methodology utilized in calculating the Company’s GAAP tax provision.
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
The following table reconciles net income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to shareholders	$72,658	$13,807	$56,402	$29,941
Unrealized loss on financial instruments	3,842	21,516	35,889	33,428
Net foreign currency remeasurement loss (gain)	2,462	(6,665)	31,189	(2,780)
Acquisition-related intangible amortization	42,478	39,814	85,016	73,702
Other acquisition and divestiture related items	7,735	7,017	15,677	16,797
Stock-based compensation	15,069	14,992	26,889	25,434
Other costs	4,695	4,746	6,935	7,501
Debt restructuring and debt issuance cost amortization	2,578	8,453	4,660	14,949
ANI adjustments attributable to non-controlling interests	(60,558)	17,298	(58,334)	16,725
Tax related items	(38,004)	(21,342)	(71,684)	(41,237)
Adjusted net income attributable to shareholders	$52,955	$99,636	$132,639	$174,460
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Uses of cash(1)
•Borrowings on our 2016 Credit Agreement •Deposits •Borrowed federal funds •Participation debt •Accounts receivable factoring and securitization arrangements
•Payments on our 2016 Credit Agreement
•Payments on maturities and withdrawals of certificates of deposit and brokered money market deposits
•Payments on borrowed federal funds
•Working capital needs of the business
•Capital expenditures

(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.

The table below summarizes our cash activities:

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows provided by operating activities	$725,946	$79,406
Cash flows used for investing activities	$(41,609)	$(624,911)
Cash flows (used for) provided by financing activities	$(203,828)	$892,308
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
Cash provided by operating activities for the six months ended June 30, 2020 increased $646.5 million as compared to the same period in the prior year, resulting from a decrease in accounts receivable, partly offset by a corresponding decrease in accounts payable. These decreases are primarily related to a decline in customer spend associated with decreased volumes in Travel and Corporate Solutions and a decline in average fuel prices for a portion of 2020.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2020 decreased $583.3 million as compared to the same period in the prior year, primarily as a result of $571.6 million of payments made for the acquisitions of Noventis and Discovery Benefits during the first quarter of 2019.
Financing Activities
Cash used for financing activities for the six months ended June 30, 2020 totaled $203.8 million, due primarily to repayments of debt, as compared to $892.3 million cash provided the same period in the prior year, which had significant cash inflows from the 2016 Credit Agreement in order to fund acquisitions. Subsequent to June 30, 2020, and as discussed above under “- Summary – Recent Events,” the Company completed a private placement with Warburg Pincus.
2016 Credit Agreement
On February 10, 2020, the Company entered into an eighth amendment (“the Eighth Amendment”) to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment were superseded and replaced by the amendments set forth in the Ninth Amendment (as defined below). Such amendments would have only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Note 4, Acquisitions, for more information regarding the status of this purchase agreement.
On June 26, 2020, the Company entered into a ninth amendment ("the Ninth Amendment") to the 2016 Credit Agreement, which made certain changes to the previously amended credit agreement, including among other things, (i) superseding and replacing the amendments set forth in the Eighth Amendment, (ii) increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal, (iii) increasing the maximum consolidated leverage ratio to 5.50 to 1.00 upon effectiveness of the Ninth Amendment through September 30, 2021 with step-downs to 5.00 to 1.00 and 4.50 to 1.00 in future years and with additional increases occurring upon a consummation of the acquisition of eNett and Optal, (iv) in the event the Company’s consolidated leverage ratio is equal to or exceeds 5.50 to 1.00, (a) creating a new top interest rate margin for the tranche A term loan facility and revolving credit facility of 3.00% with respect to Eurocurrency Rate Loans, as defined in the 2016 Credit Agreement, and 2.00% with respect to Base Rate Loans, as defined in the 2016 Credit Agreement, and (b) if the acquisition of eNett and Optal closes, prohibiting the Company from making certain intercompany investments and restricted payments, (v) increasing cash netting for the purpose of calculating leverage ratios, including unlimited cash netting with respect to the calculation of financial covenants and increased cash netting for pricing purposes for a period of time, with a permanent increase to $250 million for all purposes ($400 million if the eNett and Optal transaction closes), (vi) increasing the LIBOR floor on revolving credit facility borrowings from 0 basis points to 75 basis points, (vii) requiring the Company to maintain unrestricted cash and revolver availability of at least $752 million (as may be reduced pursuant to the terms of the Ninth Amendment) (the “Minimum Availability Amount”), and (viii) to the extent the acquisition of eNett and Optal is consummated, requiring the Company to submit a borrowing request to borrow the

Minimum Availability Amount, less the amount of any cash used by the Company for the purpose of consummating the acquisition of eNett and Optal.
As of June 30, 2020, we had an outstanding principal amount of $898.7 million on our secured tranche A term loan, an outstanding principal amount of $1.4 billion on our secured tranche B term loan and outstanding letters of credit of $51.3 million drawn against our $820.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The tranche B term loans mature during May 2026 while the revolving credit facility and tranche A term loans mature during July 2023, subject to earlier maturity in August 2022 in certain circumstances.
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
Under the 2016 Credit Agreement as amended, and prior to the closing of the acquisition of eNett and Optal, if it occurs, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00 and a consolidated leverage ratio, measured quarterly in accordance with the provisions of the 2016 Credit Agreement, of no more than 5.50 to 1.00 at June 30, 2020 through September 30, 2021 and decreasing to 5.00 to 1.0 at December 31, 2021 through September 30, 2022 and 4.50 to 1.0 at December 31, 2022 and thereafter. If the closing of the acquisition of eNett and Optal occurs, the consolidated interest charge coverage ratio, measured quarterly, would decrease from 3.00 to 1.0 to 2.75 to 1.0 for the period December 31, 2020 through March 31, 2021. The consolidated leverage ratio would increase to no more than 7.00 to 1.0 for the third quarter of 2020, 7.50 to 1.0 for the quarters ending December 31, 2020 and March 31, 2021, 7.00 to 1.0 for the quarter ending June 30, 2021, 6.50 to 1.0 for the quarter ending September 30, 2021, 6.00 to 1.0 for the quarters ending December 31, 2021 through September 30, 2022 and 5.00 to 1.0 thereafter. Notwithstanding the forecasted impacts of COVID-19 on the Company’s financial results, the Company does not expect to be in violation of any of its financial covenants for a period of at least one year from the date of these financial statements.
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
On April 9, 2020, WEX Bank raised an additional $315.0 million of low-cost funding by issuing certificates of deposit with original maturities ranging from 12 to 24 months and interest rates ranging from 1.25 percent to 1.40 percent. This action was taken as a precautionary measure to preserve financial flexibility in light of the uncertainty of economic conditions and volatility in financial markets as a result of the COVID-19 pandemic. The proceeds from these certificates of deposit may be used in the future for working capital, general corporate or other operational purposes.
As of June 30, 2020 and December 31, 2019 we had $1.4 billion and $1.5 billion in deposits with original maturities ranging from 6 months to 5 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.

Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of June 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of June 30, 2020. As of December 31, 2019, there were outstanding borrowings of $35.0 million.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place at December 31, 2019. There are no amounts outstanding as of June 30, 2020.

	June 30, 2020			December 31, 2019
(In thousands)	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net		$—			$50,000
Total(1)	$90,000	$—	$90,000	$80,000	$50,000	$30,000

Average interest rate		Not applicable			4.17%
(1) Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021 and up to $30 million under an agreement repayable on demand.
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
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions initially through July 31, 2020, and subsequently updated through January 27, 2021, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.

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
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2020, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
At June 30, 2020, we had variable-rate borrowings of $2.3 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 2.3 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility.
As of December 31, 2019, we maintained seven interest rate swap contracts with fixed interest rates ranging between 1.108 percent and 2.425 percent. On April 15, 2020, the Company amended five of these contracts with a collective notional value of $935.0 million. The amendments (i) merged two of the previously existing swaps into one, (ii) reduced the fixed interest rates, and (iii) extended all maturity dates by one year. Two of the existing swap contracts with a total notional value of $500.0 million were not amended.
As of June 30, 2020, we maintained six interest rate swap contracts that are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 0.743 percent and 2.413 percent.
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
Undistributed Earnings
Undistributed earnings and profits of certain foreign subsidiaries of the Company amounted to an estimated $62.5 million and $77.4 million as of June 30, 2020 and December 31, 2019, respectively. These earnings are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.

Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of both June 30, 2020 and December 31, 2019, we had posted letters of credit totaling $51.3 million as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
Contractual Obligations
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2019.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of June 30, 2020. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Dividends
The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005. The timing and amount of future dividends, if any, will be: (i) dependent upon the Company’s results of operations, financial condition, cash requirements and other relevant factors; (ii) subject to the discretion of the Board of Directors of the Company; and (iii) payable only out of the Company’s surplus or current net profits in accordance with the General Corporation Law of the State of Delaware. The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a ratio of consolidated funded indebtedness to consolidated EBITDA of less than 2.50:1.00 for the most recent period of four fiscal quarters. In addition, under the purchase agreement for the acquisition of eNett and Optal, the Company is prohibited from paying dividends without the consent of the sellers prior to the consummation of the acquisition or the termination of the purchase agreement.

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
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of June 30, 2020 we have an estimated reserve for credit losses, including fraud losses, that is 3.0 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses for the quarter by $10.0 million.

Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2020, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings.
On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company by filing claims in the High Court of Justice of England and Wales in the United Kingdom. The legal proceedings deny that there has been a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others) and allege that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred within the meaning of the purchase agreement and orders for specific performance of WEX’s obligations under the purchase agreement. A London court set September 21, 2020 as the starting date of a trial of certain preliminary issues. WEX intends to vigorously defend against these claims. We are unable to predict the outcome of these proceedings.
As of the date of this filing, we are not involved in any other material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the second quarter of 2020. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10–K/A for the year ended December 31, 2018 due to issues involving our Brazil subsidiary, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2019, and in Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report on Form 10-K, and the risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019 is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the additional risk factor set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2019 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The extent to which the coronavirus pandemic and measures taken in response thereto adversely impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.
Global health concerns relating to the COVID-19 pandemic and resultant government actions taken to reduce the spread of the virus have significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in transformational change in business and consumer behavior, as well as authorities implementing numerous measures aimed at containing the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, among others, while some markets have also implemented multi-step policies with the goal of resuming activities that are or have previously been restricted. The regions in which we operate are in varying stages of restrictions and re-opening to address the COVID-19 pandemic. Certain jurisdictions have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. These factors have not only negatively impacted business and consumer spending habits, they have also adversely impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These factors may remain prevalent for a significant period of time and they are likely to continue to adversely affect our business, results of operations and financial condition.
In particular, we expect that we will continue to experience adverse impacts on our business and results of operations due to a number of factors, including:
•The adverse effect of COVID-19, and the escalating measures governments, private organizations and individuals have implemented in order to stem its spread, on the demand for worldwide travel, and consequently upon our business.
•Volatility in the price of fuel caused by declines in demand as a result of the impact of COVID-19 and by geopolitical pressures affecting supply, which adversely impact our operating results and may continue to do so if such trends continue.
•Losses arising from customer, partner and merchant failures and credit settlement risks.

•Increased challenges in growing or retaining our customer base and in launching new products or businesses or refreshing existing products in line with expectations or the current and changing needs of our customers.
These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.
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
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will continue to depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, resultant changes in business and consumer behavior, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even as governmental restrictions are lifted and economies gradually reopen, the ongoing economic impacts and health concerns resulting from the pandemic may continue to affect economic activity. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity, reduced demand for worldwide travel, continued volatility in fuel prices and any recession that has occurred or may occur in the future.
There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could continue to have a material impact on our results of operations.
The Company is and may become involved in legal proceedings that could be material, including with respect to the purchase agreement relating to the proposed eNett and Optal acquisition.
The Company is subject to legal proceedings and claims in the ordinary course of business and may become involved in legal proceedings that could be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, stockholder claims, and employment matters. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. Refer to Part I - Item 2 - Summary for more information regarding the status of this purchase agreement and Part II - Item 1 - Legal Proceedings for more information regarding the status of the proceedings with the shareholders of eNett and Optal.
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

Under our 2016 Credit Agreement, as amended through June 30, 2020, we had an outstanding principal amount of $898.7 million on our tranche A term loan facility, an outstanding principal amount equal to $1.4 billion on our tranche B term loan facility and outstanding letters of credit of $51.3 million drawn against our $820 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans. On February 10, 2020, we entered into the Eighth Amendment to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment would have only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs, and were superseded and replaced by the amendments set forth in the Ninth Amendment. On June 26, 2020, we entered into the Ninth Amendment, which among other things, maintained the Eight Amendment's increased capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal, if it occurs, and modified the maximum consolidated leverage ratio. In addition to the 2016 Credit Agreement, our indebtedness consists of our Notes, Convertible Notes, deposits held by WEX Bank and other liabilities outstanding. Under the terms of the Convertible Notes, we may elect to satisfy our interest payment obligations through the payment of interest in cash or by increasing the principal amount of the Convertible Notes by an amount equal to any interest we elect to satisfy in kind. As a result, the outstanding principal amount of the Convertible Notes may increase over time.
Our indebtedness could, among other things:

•require us to dedicate a substantial portion of our cash flow to repaying our indebtedness, thus reducing the amount of funds available for other general corporate purposes;
•limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes;
•increase our vulnerability to adverse general economic or industry conditions; and
•limit our flexibility in planning for, or reacting to changes in, our business.

There can be no assurance that we will be able to meet our indebtedness obligations, including any of our obligations under the 2016 Credit Agreement, the Notes or the Convertible Notes. In addition, we may need to incur substantial additional indebtedness in the future to fund our operations or certain strategic objectives. However, we may not be able to obtain the additional financing necessary for these purposes.

In addition, under the 2016 Credit Agreement as amended, unless otherwise agreed by the requisite lenders under the revolving and term A credit facilities, and prior to the closing of the acquisition of eNett and Optal, if it occurs, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00 and a consolidated leverage ratio, measured quarterly in accordance with the provisions of the 2016 Credit Agreement, of no more than 5.50 to 1.00 for the fiscal quarters ending June 30, 2020 through September 30, 2021 and decreasing to 5.00 to 1.00 for the fiscal quarters ending December 31, 2021 through September 30, 2022 and 4.50 to 1.00 for the fiscal quarters ending December 31, 2022 and thereafter. If the closing of the acquisition of eNett and Optal occurs, the consolidated interest charge coverage ratio, measured quarterly, would decrease from 3.00 to 1.00 to 2.75 to 1.00 for the fiscal quarters ending December 31, 2020 through March 31, 2021 and increase back to 3.00 to 1.00 for the fiscal quarters ending June 30, 2021 and thereafter. The consolidated leverage ratio would increase to no more than 7.00 to 1.00 for the fiscal quarter September 30, 2020, 7.50 to 1.00 for the fiscal quarters ending December 31, 2020 and March 31, 2021, 7.00 to 1.00 for the fiscal quarter ending June 30, 2021, 6.50 to 1.00 for the fiscal quarter ending September 30, 2021, 6.00 to 1.00 for the fiscal quarters ending December 31, 2021 through September 30, 2022 and 5.00 to 1.00 for the fiscal quarters ending December 31, 2022 and thereafter. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and the Convertible Notes and would jeopardize our ability to continue our current operations. The Notes and the Convertible Notes also contain customary negative and affirmative covenants, including, without limitation, certain covenants placing certain limitations on our ability to incur additional debt, and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Notes and the Convertible Notes and to exercise their rights and remedies under the Notes and the Convertible Notes, and could also trigger a default under the 2016 Credit Agreement.

Despite our substantial indebtedness, we may still be able to incur more debt, intensifying the risks described above.

Subject to restrictions in our 2016 Credit Agreement, the Notes and the Convertible Notes, we may incur additional indebtedness, which could increase the risks associated with our already substantial indebtedness. Subject to certain limitations, including compliance with the covenants in our 2016 Credit Agreement, we have the ability to borrow additional funds under our 2016 Credit Agreement.

In connection with the purchase agreement for the acquisition of eNett, and Optal, and contingent upon the closing of the acquisition, if it occurs, we obtained financing commitments from Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion consisting of (i) up to an approximately $2.0 billion seven-year term loan B facility comprised of approximately $1.1 billion to fund the planned acquisition and $924 million (the “Backstop Term Loans”) to be used to refinance our existing Term A loans under our 2016 Credit Agreement, to the extent that the 2016 Credit Agreement has not been amended prior to the funding of these facilities to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, subject to step-downs (the “Financial Covenant Amendment”) and (ii) an $820 million revolving credit facility (the “Backstop Revolving Credit Facility”) to replace our existing revolving credit facility, to the extent the Financial Covenant Amendment has not occurred prior to the funding of these facilities, and (b) a senior unsecured bridge facility in the aggregate amount of up to $300 million minus any gross cash proceeds received by us from the issuance of any senior unsecured notes. If funded, the Backstop Term Loans would replace the existing Term A loans and the Backstop Revolving Credit Facility would replace the existing revolving credit facility. On February 10, 2020, we entered into an Eighth Amendment to our 2016 Credit Agreement which implemented the Financial Covenant Amendment effective upon the closing of the acquisition of eNett and Optal, if it occurs. The commitment letter was amended and restated on June 26, 2020 to among other things, reallocate the $1.4 billion of aggregate commitments from a $1.1 billion seven-year term loan B facility and $300 million senior unsecured bridge facility to a $752.0 million seven-year term loan B facility and $600.0 million senior secured bridge facility. If we pursue additional acquisitions, we could incur further debt or further amend the terms of our existing 2016 Credit Agreement.

This indebtedness, as well as any additional indebtedness we may incur (including, without limitation, any additional indebtedness we may incur in connection with the possible acquisition of eNett and Optal, if it occurs), could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. The amount of cash required to pay interest on our increased indebtedness levels as a result of the issuance of the Convertible Notes and indebtedness that may be incurred in connection with the possible acquisition of eNett and Optal, if it occurs, and thus the demands on our cash resources, will be greater than the amount of cash flows previously required to service our indebtedness. As noted above, we will be able to satisfy interest obligations on the Convertible Notes by electing to increase the principal amount of the Convertible Notes rather than making cash interest payments; however, while this would reduce cash needed for interest payment obligations on the Convertible Notes, it would increase the amount of the Convertible Notes that we would be obligated to repay at maturity of the Convertible Notes. Our increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we are required to complete the acquisition of eNett and Optal and we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Certain indebtedness that would be incurred in connection with the acquisition of eNett and Optal, if it occurs, may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.

The agreements that will govern the indebtedness that would be incurred in connection with the acquisition of eNett and Optal, if it occurs, may contain various affirmative and negative covenants that may, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person or sell or convey certain of its assets to another person. In addition, some of the agreements that govern new debt financings may contain financial covenants that will require us to maintain certain financial ratios. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

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

The issuance by us of additional shares of common stock or equity-linked securities, including in connection with conversions of our outstanding Convertible Notes, may cause dilution to our stockholders.

To the extent that we issue additional shares of common stock or equity-linked securities, the ownership interests of our stockholders may be diluted. In July 2020, we issued $310 million in initial aggregate principal amount of the Convertible Notes and $90 million of our common stock to an affiliate of Warburg Pincus in a private placement. The Convertible Notes are convertible by holders of the Convertible Notes at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock. We may settle conversions of Convertible Notes, at our election, in cash, shares of common stock, or a combination of cash and shares of common stock. The number of shares issuable upon conversion of the Convertible Notes is subject to increase, including as a result of our ability to elect to satisfy interest obligations under the Convertible Notes by increasing the principal amount of the Convertible Notes rather than paying cash interest and as a result of adjustments to the conversion price under the Convertible Notes in connection with certain events. The conversion price is subject to adjustments customary for convertible debt securities and is also subject to a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including exceptions for underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances. To the extent we issue shares of our common stock in satisfaction of our conversion obligations under the Convertible Notes, our stockholders will experience dilution. Our ability to settle conversions of Convertible Notes in cash may be limited, including as a result of our available cash resources at the time of any conversions and as a result of restrictions in our then existing debt agreements on our ability to satisfy conversions in cash (for example, pursuant to restricted payment covenants similar to those contained in our existing debt agreements).

In addition to potential dilution that may result from the issuance of shares of common stock pursuant to the terms of the Convertible Notes, our stockholders may also experience additional dilution as a result of other future issuances by us of common stock or equity-linked securities, whether issued in financing transactions, in connection with acquisitions, pursuant to equity compensation plans or otherwise. Pursuant to the purchase agreement entered into with Warburg Pincus in connection with the issuance of the Convertible Notes, we provided Warburg Pincus with certain contractual preemptive rights allowing it to maintain its proportionate equity interest on an as-converted basis, subject to certain exceptions, in connection with certain future issuances by us of common stock or other equity-linked securities.

The sale or other dispositions of significant amounts of our outstanding common stock into the public market in the future, or the perception that sales or other dispositions could occur, could adversely impact the market price of our common stock.

In connection with our July 2020 private placement with Warburg Pincus, we provided certain registration rights to Warburg Pincus and other holders of the Convertible Notes providing for registration under the Securities Act of 1933, as amended, of the Convertible Notes and the shares of common stock issued in the private placement and issuable pursuant to conversions of the Convertible Notes. The purchase agreement for the Convertible Notes provides that Warburg Pincus is restricted from transferring the Convertible Notes or shares of common stock issued in the private placement or upon conversion of the Convertible Notes until July 1, 2021, subject to certain exceptions (including, among other exceptions, transfers pursuant to pledge arrangements that may be entered into by Warburg Pincus in connection with certain financing arrangements). After July 1, 2021, transfers by Warburg Pincus generally will not be restricted, subject to certain limitations on transfers to certain categories of transferees. The Company also has the ability to waive the transfer restrictions under the purchase agreement prior to their expiration and may elect to do so in the future and, as noted above, certain transfers may be made by Warburg Pincus prior to July 1, 2021. If we were required to complete the acquisition of eNett and Optal, we will also provide registration rights to the shareholders of eNett and Optal with respect to the shares of common stock that would be contemplated to be issued as part of the transaction consideration. The sale or other dispositions of a substantial number of our shares by Warburg Pincus or other holders of our common stock or the Convertible Notes, or the market perception that such sales or other dispositions may occur, could have an adverse impact on the price of our common stock.

Provisions in our charter documents, Delaware law, applicable banking law and the Convertible Notes may delay or prevent our acquisition by a third party.

Our certificate of incorporation and by-laws contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. These provisions include, among other things, a classified board of directors, the elimination of stockholder action by written consent, advance notice for raising business or making nominations at meetings of stockholders and “blank check” preferred stock. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such special dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, and rights to dividends and proceeds in a liquidation that are senior to the common stock, as our board of directors may determine. In addition, under the indenture for the Convertible Notes, upon the occurrence of a “fundamental change” (as defined in the indenture, and which includes, among other things, certain change of control transactions with respect to the Company), holders may require the Company to repurchase all or a portion of their Convertible Notes at a repurchase price equal to the sum of (i) 105% of then accreted principal amount of the Convertible Notes to be repurchased, plus accrued interest and (ii) the sum of the present values of the scheduled remaining payments of interest had such Convertible Notes remained outstanding through maturity. These provisions may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock. We also are subject to certain provisions of Delaware law, which could delay, deter or prevent us from entering into an acquisition, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination with an interested stockholder unless specific conditions are met. These provisions also may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our stockholders receiving a premium over the market price for their common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The common stock and Convertible Notes sold by WEX, Inc. to Warburg Pincus on July, 1, 2020, as well as the common stock into which the Convertible Notes will be convertible, have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an application exemption from the registration requirements of the Securities Act and applicable state securities laws.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the quarter ended June 30, 2020. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of June 30, 2020.

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
3.2
Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

3.3
Amended and Restated By-Laws of WEX Inc., as amended and restated as of April 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2019, File No. 001-32426)

4.1
Indenture, dated as of July 1, 2020, by and between WEX Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

4.2
Form of 6.50% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.1
Commitment Letter, dated as of January 24, 2020, by and among WEX Inc., Bank of America, N.A., and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 24, 2020, File No. 001-32426)

10.2
Amended and Restated Commitment Letter, dated as of February 10, 2020, by and among WEX Inc., Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 13, 2020, File No. 001-32426)

10.3
Second Amended and Restated Commitment Letter, dated as of June 26, 2020, by and among WEX Inc., Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., Sun Trust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.4
Eighth Amendment to Credit Agreement dated February 10, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 13, 2020, File No. 001-32426)

10.5
Ninth Amendment to Credit Agreement, dated as of June 26, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2010, File No. 001-32426)

10.6
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.7
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.8
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2020 Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

	10.9
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2019 Grant) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

	10.1	Form of June 2020 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	32.2
Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code

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

WEX INC.

August 5, 2020	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)