Form 10-Q
period 2020-09-30
WEX Inc.
filed 2020-11-09
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of October 29, 2020 was 44,130,035.

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
FORWARD–LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for statements that are forward-looking and are not statements of historical facts. This Quarterly Report includes forward-looking statements including, but not limited to, statements about management’s plan and goals. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Forward-looking statements relate to our future plans, objectives, expectations and intentions and are not historical facts and accordingly involve known and unknown risks and uncertainties and other factors that may cause the actual results or performance to be materially different from future results or performance expressed or implied by these forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report and in oral statements made by our authorized officers:
•the extent to which the coronavirus (COVID-19) pandemic and measures taken in response thereto impact our business, results of operations and financial condition in excess of current expectations;
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
•the uncertainties of litigation, including the legal proceedings with respect to the purchase agreement relating to the proposed eNett and Optal acquisition; as well as
•other risks and uncertainties identified in Item 1A of our Annual Report on Form 10–K for the year ended December 31, 2019 and our Form 10-Qs for the quarters ended March 31, 2020 and June 30, 2020, filed respectively with the Securities and Exchange Commission on February 28, 2020, May 11, 2020, and August 5, 2020.
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

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Adjusted net income or (“ANI”)	A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, adjustments attributed to our non-controlling interests and certain tax related items.
ASC	Accounting Standards Codification
ASU 2016–13 or (“Topic 326”)	Accounting Standards Update No. 2016–13 Financial Instruments – Credit Losses (Topic 326)
ASU 2014–09 or (“Topic 606”)	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
Australian Securitization Subsidiary	Southern Cross WEX 2015–1 Trust, a special purpose entity consolidated by the Company
B2B	Business-to-business
CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the unaudited condensed consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
eNett	eNett International (Jersey) Limited
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
Go Fuel Card	A European Fleet business acquired from EG Group on July 1, 2019
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million notes with a 4.75 percent fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
Optal	Optal Limited
Pavestone Capital or (“Pavestone”)	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including unallocated corporate expenses, acquisition and divestiture related expenses and adjustments including the amortization of purchased intangibles, loss on sale of subsidiary, debt restructuring costs, the expense associated with stock-based compensation and other costs.
U.S. Health business	WEX Health and Discovery Benefits, collectively
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary is branded WEX Latin America. This subsidiary was sold on September 30, 2020
WEX	WEX Inc.
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of Discovery Benefits

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Payment processing revenue	$171,077	$224,756	$522,575	$626,380
Account servicing revenue	112,417	109,205	335,736	303,183
Finance fee revenue	46,307	66,382	144,945	175,667
Other revenue	52,315	59,620	157,623	178,416
Total revenues	382,116	459,963	1,160,879	1,283,646
Cost of services
Processing costs	102,244	98,296	307,152	288,896
Service fees	10,881	14,905	34,335	43,348
Provision for credit losses	12,283	14,847	66,851	47,470
Operating interest	5,262	11,508	20,151	31,765
Depreciation and amortization	26,202	26,123	76,115	68,206
Total cost of services	156,872	165,679	504,604	479,685
General and administrative	73,131	65,423	197,432	206,075
Sales and marketing	64,592	73,689	188,118	210,639
Loss on sale of subsidiary	46,362	—	46,362	—
Depreciation and amortization	39,314	36,861	118,907	105,264
Operating income	1,845	118,311	105,456	281,983
Financing interest expense	(40,950)	(34,549)	(101,813)	(101,299)
Net foreign currency loss	(784)	(16,528)	(31,973)	(13,748)
Net unrealized gain (loss) on financial instruments	3,774	(5,650)	(32,115)	(39,078)
(Loss) income before income taxes	(36,115)	61,584	(60,445)	127,858
Income tax provision (benefit)	21,602	19,137	(3,852)	37,352
Net (loss) income	(57,717)	42,447	(56,593)	90,506
Less: Net income (loss) from non-controlling interests	1,244	(631)	3,282	(233)
Net (loss) income attributable to WEX Inc.	(58,961)	43,078	(59,875)	90,739
Change in value of redeemable non-controlling interest	(6,879)	(28,459)	50,437	(46,179)
Net (loss) income attributable to shareholders	$(65,840)	$14,619	$(9,438)	$44,560

Net (loss) income attributable to shareholders per share:
Basic	$(1.49)	$0.34	$(0.22)	$1.03
Diluted	$(1.49)	$0.33	$(0.22)	$1.02
Weighted average common shares outstanding:
Basic	44,166	43,349	43,720	43,300
Diluted	44,166	43,811	43,720	43,715
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(57,717)	$42,447	$(56,593)	$90,506
Foreign currency translation	15,147	(15,333)	(2,913)	(15,317)
Comprehensive (loss) income	(42,570)	27,114	(59,506)	75,189
Less: Comprehensive income (loss) attributable to non-controlling interests	1,676	(1,052)	3,466	(681)
Comprehensive (loss) income attributable to WEX Inc.	$(44,246)	$28,166	$(62,972)	$75,870
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,521,622	$810,932
Restricted cash	193,615	170,449
Accounts receivable (net of allowances of $54,265 in 2020 and $52,274 in 2019)	2,151,741	2,661,108
Securitized accounts receivable, restricted	97,522	112,192
Prepaid expenses and other current assets	66,589	87,694
Total current assets	4,031,089	3,842,375
Property, equipment and capitalized software (net of accumulated depreciation of $407,081 in 2020 and $344,212 in 2019)	193,165	212,475
Goodwill	2,431,147	2,441,201
Other intangible assets (net of accumulated amortization of $785,162 in 2020 and $666,793 in 2019)	1,444,696	1,575,050
Investment securities	31,259	30,460
Deferred income taxes, net	8,514	12,833
Other assets	174,042	184,024
Total assets	$8,313,912	$8,298,418
Liabilities and Stockholders’ Equity
Accounts payable	$893,766	$969,816
Accrued expenses	322,388	315,642
Restricted cash payable	193,615	170,449
Short-term deposits	1,080,136	1,310,813
Short-term debt, net	127,084	248,531
Other current liabilities	55,420	34,692
Total current liabilities	2,672,409	3,049,943
Long-term debt, net	2,879,474	2,686,513
Long-term deposits	211,775	143,399
Deferred income taxes, net	211,555	218,740
Other liabilities	134,476	106,422
Total liabilities	6,109,689	6,205,017
Commitments and contingencies (Note 16)
Redeemable non-controlling interest	107,220	156,879
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 48,550 shares issued in 2020 and 47,749 in 2019; 44,122 shares outstanding in 2020 and 43,321 in 2019	485	477
Additional paid-in capital	848,684	675,060
Retained earnings	1,521,176	1,539,201
Accumulated other comprehensive loss	(113,073)	(115,449)
Treasury stock at cost; 4,428 shares in 2020 and 2019	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	2,084,930	1,926,947
Non-controlling interest	12,073	9,575
Total stockholders’ equity	2,097,003	1,936,522
Total liabilities and stockholders’ equity	$8,313,912	$8,298,418

See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,539,201	$9,575	$1,936,522
Cumulative effect adjustment[1]	—	—	—	—	—	(8,587)	(190)	(8,777)
Balance at January 1, 2020	47,749	477	675,060	(115,449)	(172,342)	1,530,614	9,385	1,927,745
Stock issued under share-based compensation plans	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Change in value of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net income (loss)	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	479	680,726	(156,384)	(172,342)	1,514,358	10,137	1,876,974
Stock issued under share-based compensation plans	5	—	184	—	—	—	—	184
Share repurchases for tax withholdings	—	—	(76)	—	—	—	—	(76)
Stock-based compensation expense	—	—	14,219	—	—	—	—	14,219
Change in value of redeemable non-controlling interest	—	—	—	—	—	59,940	—	59,940
Foreign currency translation	—	—	—	23,123	—	—	221	23,344
Net income	—	—	—	—	—	12,718	576	13,294
Balance at June 30, 2020	47,943	479	$695,053	$(133,261)	$(172,342)	$1,587,016	$10,934	$1,987,879
Stock issued under share-based compensation plans	30	—	2,091	—	—	—	—	2,091
Fair value of stock issued through private placement, net of issuance costs of $968 (Note 10)	577	6	92,970	—	—	—	—	92,976
Share repurchases for tax withholdings	—	—	(378)	—	—	—	—	(378)
Equity component of the convertible notes, net of allocated issuance costs of $570 and taxes of $13,623 (Note 10)	—	—	41,066	—	—	—	—	41,066
Stock-based compensation expense	—	—	17,882	—	—	—	—	17,882
Change in value of redeemable non-controlling interest	—	—	—	—	—	(6,879)	—	(6,879)
Transfer of cumulative translation adjustment on the sale of subsidiary	—	—	—	5,473	—	—	—	5,473
Foreign currency translation	—	—	—	14,715	—	—	432	15,147
Net (loss) income	—	—	—	—	—	(58,961)	707	(58,254)
Balance at September 30, 2020	48,550	$485	$848,684	$(113,073)	$(172,342)	$1,521,176	$12,073	$2,097,003
1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2016-13 (See Note 2, Recent Accounting Pronouncements).
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued	117	1	404	—	—	—	—	405
Share repurchases for tax withholdings	—	—	(9,723)	—	—	—	—	(9,723)
Stock-based compensation expense	—	—	9,703	—	—	—	—	9,703
Adjustment to redeemable non-controlling interest	—	—	41,400	—	—	(41,400)	—	—
Foreign currency translation	—	—	—	4,409	—	—	(38)	4,371
Net income	—	—	—	—	—	16,134	74	16,208
Balance at March 31, 2019	47,674	476	635,046	(112,882)	(172,342)	1,456,327	10,263	1,816,888
Stock issued	27	1	1,875	—	—	—	—	1,876
Share repurchases for tax withholdings	—	—	(135)	—	—	—	—	(135)
Stock-based compensation expense	—	—	15,158	—	—	—	—	15,158
Change in value of redeemable non-controlling interest	—	—	—	—	—	(17,720)	—	(17,720)
Foreign currency translation	—	—	—	(4,366)	—	—	11	(4,355)
Net income	—	—	—	—	—	31,527	324	31,851
Balance at June 30, 2019	47,701	477	651,944	(117,248)	(172,342)	1,470,134	10,598	1,843,563
Stock issued	16	—	1,198	—	—	—	—	1,198
Share repurchases for tax withholdings	—	—	(181)	—	—	—	—	(181)
Stock-based compensation expense	—	—	8,735	—	—	—	—	8,735
Change in value of redeemable non-controlling interest	—	—	—	—	—	(28,459)	—	(28,459)
Foreign currency translation	—	—	—	(14,912)	—	—	(421)	(15,333)
Net income	—	—	—	—	—	43,078	(631)	42,447
Balance at September 30, 2019	47,717	477	661,696	(132,160)	(172,342)	1,484,753	9,546	1,851,970
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(56,593)	$90,506
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net unrealized loss	54,661	43,618
Stock-based compensation	44,634	33,596
Depreciation and amortization	195,022	173,470
Loss on sale of subsidiary	46,362	—
Debt issuance cost amortization	9,464	7,561
(Benefit) provision for deferred taxes	(16,514)	5,842
Provision for credit losses	66,851	47,470
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	406,095	(589,127)
Prepaid expenses and other current and other long-term assets	(892)	30,856
Accounts payable	(48,528)	412,700
Accrued expenses and restricted cash payable	46,367	(15,208)
Income taxes	23,697	(15,020)
Other current and other long-term liabilities	3,830	(14,170)
Amounts due under tax receivable agreement	—	(6,859)
Net cash provided by operating activities	774,456	205,235
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(59,651)	(79,095)
Cash paid on sale of subsidiary	(15,957)	—
Acquisitions, net of cash acquired	—	(838,006)
Distribution of equity investment	837	—
Purchases of investment securities	(356)	(5,430)
Maturities of investment securities	169	219
Net cash used for investing activities	(74,958)	(922,312)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,271)	(10,039)
Proceeds from stock option exercises	4,227	3,479
Net change in deposits	(163,036)	297,957
Net activity on other debt	(86,916)	(85,750)
Borrowings on revolving credit facility	300,000	1,267,704
Repayments on revolving credit facility	(300,000)	(1,265,251)
Borrowings on term loans	—	688,991
Repayments on term loans	(48,458)	(48,177)
Proceeds from issuance of convertible notes	299,150	—
Proceeds from issuance of common stock	90,000	—
Issuance costs	(11,836)	(3,443)
Net change in securitized debt	(31,594)	(7,766)
Net cash provided by financing activities	42,266	837,705
Effect of exchange rates on cash, cash equivalents and restricted cash	(7,908)	(4,464)
Net change in cash, cash equivalents and restricted cash	733,856	116,164
Cash, cash equivalents and restricted cash, beginning of period(a)	981,381	555,031
Cash, cash equivalents and restricted cash, end of period(a)	$1,715,237	$671,195

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$2,087	$1,602
Amounts included in loss on sale of subsidiary but not paid	$6,514	$—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents at beginning of period	$810,932	$541,498
Restricted cash at beginning of period	170,449	13,533
Cash, cash equivalents and restricted cash at beginning of period	$981,381	$555,031

Cash and cash equivalents at end of period	$1,521,622	$531,410
Restricted cash at end of period	193,615	139,785
Cash, cash equivalents and restricted cash at end of period	$1,715,237	$671,195
See notes to unaudited condensed consolidated financial statements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for any future periods or the year ending December 31, 2020.
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
During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. These precautionary steps have largely remained in force through the third quarter of 2020 as the Company continues to closely track and assess the rapidly evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on the Company’s businesses during the three and nine months ended September 30, 2020. The following describes these impacts by reportable segment:
Fleet Solutions — Lower average domestic fuel prices and volumes have negatively impacted the Fleet Solutions segment compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic. While overall segment volumes have increased from their April 2020 lows through September 30, 2020, we began to see these improvements level off in the third quarter of 2020. Although the full extent of the COVID-19 pandemic and its future impact on the Fleet Solutions segment operations is uncertain, we expect stabilization to continue through at least the remainder of the year.
Travel and Corporate Solutions — The Travel and Corporate Solutions segment has been the most impacted by the COVID-19 pandemic relative to the Company's other segments, as the pandemic has resulted in a significant decline in worldwide travel and tourism. These disruptions are expected to have a continuing impact on the Company’s Travel and Corporate Solutions segment operating results for at least the remainder of the year, although the full extent of the COVID-19 pandemic and its future impact on the Travel and Corporate Solutions segment's operations is uncertain.
Health and Employee Benefit Solutions — While purchase volume for our U.S. Health business was challenged by the pandemic during the second quarter of 2020 as customers deferred non-essential medical treatments, it trended upwards throughout the third quarter of 2020. However, the continued deferment of non-essential medical treatments kept health purchase volumes flat compared to the prior year quarter. Although the full extent of the COVID-19 pandemic and its future impact on the Health and Employee Benefit Solutions segment operations is uncertain, we expect stabilization to continue through at least the remainder of the year.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with these adverse impacts, the Company evaluated the effects of COVID-19 on its goodwill and long-lived asset groups and determined no impairment was required during the three or nine months ended September 30, 2020. The evaluation for impairment requires the use of estimates about future cash flows and such estimates are, by their nature, subjective. The full impact of COVID-19 on the Company's business, operations and the global economy as a whole is unknown and cannot be reasonably estimated. We believe the assumptions and estimates used as of September 30, 2020, are reasonable based on what we know today, however, the duration of the pandemic will require us to continually reassess the assumptions and estimates each reporting period, and changes in these assumptions and estimates could result in impairment charges in the future.
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
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. As a result of the adoption of Topic 326, the reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to trend a predetermined amount from the historical median, the Company qualitatively determines what impact, if any, the trends are expected to have on the reserve for expected credit losses. Economic indicators include consumer price indexes, consumer spending and unemployment trends, among others. See Note 6, Accounts Receivable, for discussion regarding the adjustments made during the three and nine months ended September 30, 2020 as a result of these assessments.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
•Health and Employee Benefit Solutions - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low. Prior to the sale of WEX Latin America, the Company maintained credit exposure on certain associated receivables not sold to the securitization fund and accordingly established an allowance for credit losses, which was included in the Health and Employee Benefit Solutions balance.
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
Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, certain of which carry credit risk exposure. These items were not significantly impacted by the adoption of Topic 326 as of September 30, 2020:
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
•Accounts receivable factoring - See Note 11, Off-Balance Sheet Arrangements, for the terms of the factoring arrangements for the Company’s subsidiaries, WEX Europe Services and WEX Bank. Within the terms of the Company’s WEX Europe Services accounts receivable factoring arrangement, the Company has credit risk exposure to the extent outstanding transferred receivables exceed established credit limits. The Company does not maintain any beneficial interest with respect to the receivables sold, and as such does not maintain any credit risk related to receivables transferred below the established credit limit. The amount by which factored receivables exceed the credit limit is insignificant as of September 30, 2020. Management deems expected credit losses arising from this off-balance sheet commitment to be insignificant and did not establish a corresponding liability. The Company does not retain any beneficial interest in WEX Bank’s factored receivables, and the terms of the agreement do not describe a scenario in which the Company would be exposed to credit risk as it relates to the transferred receivables.
•Accounts receivable securitization - See Note 11, Off-Balance Sheet Arrangements, for the terms of the securitization arrangement at one of the Company’s subsidiaries, WEX Latin America up to and through the date of sale of such subsidiary on September 30, 2020. Within the terms of the Company’s WEX Latin America accounts receivable securitization arrangement, the Company did not maintain credit exposure given that the Company surrendered effective control and derecognized the receivables. The Company retained an interest in securitized receivables in the form of a non-controlling equity investment in the fund holding the receivables, in an amount of $6.7 million as of December 31, 2019. The Company’s beneficial interest in the securitized receivables carried residual credit risk, and the methodology for estimating expected credit losses on the beneficial interest was consistent with the methodology described within the Allowance for Accounts Receivable section above. As of both January 1, 2020 and June 30, 2020, expected credit losses estimated on the Company’s beneficial interest in WEX Latin America’s securitized receivables were insignificant.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the nine months ended September 30, 2020 and recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Nine Months Ended September 30, 2020
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
The amendments of this new standard were applied through a cumulative-effect adjustment to total stockholders’ equity of $8.8 million, net of a $2.8 million income tax benefit, as of January 1, 2020. This adjustment was driven by the incorporation of economic forecasts into the Company’s expected credit loss reserve methodology. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 are presented under the new standard. Comparative periods presented have not been adjusted. Refer to Note 1, Basis of Presentation, for discussion of the Company’s credit loss methodology.

Not Adopted as of September 30, 2020
ASU 2020–04, Reference Rate Reform	This standard provides optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of this ASU would have on its financial condition and results of operations.
ASU 2020–06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity's Own Equity (Subtopic 815-40)	This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, this standard removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible debt instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.	Effective for fiscal years beginning after December 15, 2021 and may be early adopted for the fiscal year beginning after December 15, 2020 using a modified retrospective or fully retrospective method of transition.
The Company is considering early adoption of this ASU effective January 1, 2021 and is currently evaluating the impact the adoption of this ASU would have on its financial condition and results of operations.

3.	Revenue
    In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables disaggregate the Company’s consolidated revenue:

	Three Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	102,418	$53,239	$15,420	$171,077
Account servicing revenue	4,436	9,964	63,103	77,503
Other revenue	20,778	529	7,655	28,962
Total Topic 606 revenues	$127,632	$63,732	$86,178	$277,542
Non-Topic 606 revenues	101,072	564	2,938	104,574
Total revenues	$228,704	$64,296	$89,116	$382,116

	Three Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$125,288	$85,128	$14,340	$224,756
Account servicing revenue	7,165	10,717	56,451	74,333
Other revenue	19,851	690	7,243	27,784
Total Topic 606 revenues	$152,304	$96,535	$78,034	$326,873
Non-Topic 606 revenues	125,222	2,593	5,275	133,090
Total revenues	$277,526	$99,128	$83,309	$459,963

	Nine Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$305,888	$166,768	$49,919	$522,575
Account servicing revenue	13,146	31,210	189,274	233,630
Other revenue	59,797	1,645	27,143	88,585
Total Topic 606 revenues	$378,831	$199,623	$266,336	$844,790
Non-Topic 606 revenues	304,100	3,527	8,462	316,089
Total revenues	$682,931	$203,150	$274,798	$1,160,879

	Nine Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$353,413	$222,399	$50,568	$626,380
Account servicing revenue	20,601	32,019	148,382	201,002
Other revenue	56,446	2,488	21,018	79,952
Total Topic 606 revenues	$430,460	$256,906	$219,968	$907,334
Non-Topic 606 revenues	347,162	15,220	13,930	376,312
Total revenues	$777,622	$272,126	$233,898	$1,283,646
The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the three and nine months ended September 30, 2020 and 2019.

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
The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	September 30, 2020	December 31, 2019
Receivables[1]	Accounts receivable, net	$45,853	$43,092
Contract assets	Prepaid expenses and other current assets	$5,494	$4,593
Contract assets	Other assets	$20,790	$20,496
Contract liabilities	Other current liabilities	$8,021	$5,171
Contract liabilities	Other liabilities	$14,535	$—
1 The majority of the Company’s receivables, which are excluded from the table above, are either due from cardholders who have not been deemed the Company’s customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606.
In the three and nine months ended September 30, 2020, we recognized revenue of $1.0 million and $5.2 million, respectively, related to contract liabilities existing as of December 31, 2019.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of September 30, 2020 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2020	2021	2022	2023	2024	2025	Thereafter	Total
Minimum monthly fees[1]	$13,421	$38,772	$28,942	$15,933	$5,837	$1,591	$36	$104,532
Professional services[2]	2,602	2,052	—	—	—	—	—	4,654
Other[3]	2,943	2,782	3,272	3,310	3,739	3,517	—	19,563
Total remaining performance obligations	$18,966	$43,606	$32,214	$19,243	$9,576	$5,108	$36	$128,749
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
2020 Purchase Agreement
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others). The Company has analyzed the eNett and Optal situation closely and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a Material Adverse Effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it is not

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. See Note 16, Commitments and Contingencies, for further information regarding the status of these legal proceedings.

2019 Business Acquisitions
As of September 30, 2020, the purchase accounting is final for all of our 2019 business acquisitions. No adjustments to the purchase accounting were made during the three or nine months ended September 30, 2020. In both the three and nine months ended September 30, 2020, the acquisition and merger related costs related to the completed business combinations were immaterial. Acquisition-related costs on completed business combinations were $2.4 million and $11.3 million for the three and nine months ended September 30, 2019.
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
Discovery Benefits, Inc.
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, of which $50 million was paid during the fourth quarter of 2019. The acquisition was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 14, Redeemable Non-Controlling Interest, for further information.
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
Pavestone Capital, LLC
On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash on hand, has been accounted for as a business combination. The Company purchased Pavestone Capital to complement its existing factoring business. As a result, the purchase price was primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.5 million, $14.9 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes. The customer relationships intangible asset has a weighted-average amortization period of 6.5 years.
No pro forma information has been disclosed in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
Noventis, Inc.
On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash on hand and through borrowings under the 2016 Credit Agreement. Excluded from the consideration was $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.
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
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenues	$459,963	$1,302,752
Net income attributable to shareholders	$19,178	$53,213
Net income attributable to shareholders per share:
Basic	$0.44	$1.23
Diluted	$0.44	$1.22

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A, (the "WEX Latin America" business) a multi-channel provider of employee benefits and corporate payment solutions to over 1,500 clients in Brazil. Under the conditions of the sale agreement, the Company was required to make a payment to the buyer, which has been reflected as fair value of consideration transferred to the buyer in the table below. As part of the divestiture, the Company entered into a transition services agreement with the buyer of up to six months post-closing related to various operational and support services. The Company believes the transition services agreement is of nominal value. The Company wrote-off the associated assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million, which has been reflected in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020. Based on its preliminary analysis, the Company does not expect that the pre-tax loss related to the sale of this subsidiary is likely to be deductible for tax purposes.
The operations of UNIK S.A., which were included in the Health and Employee Benefit Solutions and Travel and Corporate Solutions segments through the date of sale, were not material to the Company's revenue, net income or earnings per share. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations.

The following summarizes the loss on sale of subsidiary:

(In thousands)
Fair value of consideration transferred to the buyer	$7,415
Plus: expenses associated with the sale	2,806
Plus: UNIK.S.A. net assets and liabilities, including $12,249 of cash and cash equivalents	36,141
Loss on sale of subsidiary	$46,362

6.	Accounts Receivable
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $61.1 million and $62.4 million in receivables with revolving credit balances as of September 30, 2020 and December 31, 2019, respectively.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accounts receivable are evaluated for impairment on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. See Note 1, Basis of Presentation, for more information.
The following tables present changes in the accounts receivable allowances by portfolio segment:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total
Balance, beginning of period	$47,109	$16,142	$592	$63,843	$50,575
Provision for credit losses[1]	8,526	3,725	32	12,283	14,847
Charges to other accounts[2]	3,200	—	—	3,200	4,299
Charge-offs[3]	(18,334)	(10,149)	(63)	(28,546)	(22,018)
Recoveries of amounts previously charged-off	3,213	—	—	3,213	2,521
Currency translation	504	31	(263)	272	(959)
Balance, end of period	$44,218	$9,749	$298	$54,265	$49,265
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the three months ended September 30, 2020, includes estimates of expected credit losses over the contractual life of our receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses. See Note 1, Basis of Presentation, for further details of the adoption of Topic 326 on a modified retrospective basis.
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
3 The majority of the Travel and Corporate Solutions segment charge-offs is associated with the sale of the WEX Latin America business. Refer to Note 5, Sale of Subsidiary, for further information.

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total
Balance, prior to Topic 326 adoption	$40,620	$3,578	$8,076	$52,274	$46,948
Impact of Topic 326 adoption[1]	9,390	2,187	—	11,577	—
Balance, beginning of period	$50,010	$5,765	$8,076	$63,851	$46,948
Provision for credit losses[1]	47,418	19,230	203	66,851	47,470
Charges to other accounts[2]	13,930	—	—	13,930	18,382
Charge-offs[3]	(75,711)	(15,214)	(5,381)	(96,306)	(69,864)
Recoveries of amounts previously charged-off	8,101	28	17	8,146	7,149
Currency translation	470	(60)	(2,617)	(2,207)	(820)
Balance, end of period	$44,218	$9,749	$298	$54,265	$49,265
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the nine months ended September 30, 2020, includes estimates of expected credit losses over the contractual life of our receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses. See Note 1, Basis of Presentation, for further details of the adoption of Topic 326 on a modified retrospective basis.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3 The majority of the Travel and Corporate Solutions segment charge-offs is associated with the sale of the WEX Latin America business. Refer to Note 5, Sale of Subsidiary, for further information.
Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at September 30, 2020 or December 31, 2019. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	September 30, 2020	December 31, 2019
29 days or less past due	97%	96%
59 days or less past due	98%	97%

7.	Earnings per Share
Basic earnings per share is computed by dividing net (loss) income attributable to shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares issuable on convertible securities under the "if converted" method unless the effect is anti-dilutive. Also, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net (loss) income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income attributable to shareholders	$(65,840)	$14,619	$(9,438)	$44,560

Weighted average common shares outstanding – Basic	44,166	43,349	43,720	43,300
Dilutive impact of share-based compensation awards[1]	—	462	—	415
Weighted average common shares outstanding – Diluted	44,166	43,811	43,720	43,715
1 Due to the Company’s net loss position for the three and nine months ended September 30, 2020, 0.5 million and 0.4 million incremental shares, respectively, are excluded from the table above as the effect of including those shares would be anti-dilutive. An immaterial number of outstanding share-based compensation awards were excluded from the computation for the three and nine months ended September 30, 2019, as the effect of including these awards would be anti-dilutive.
It is the Company's current intention to settle all conversions of the Convertible Notes in shares of the Company's common stock. Based on the closing price of the Company’s common stock as of September 30, 2020, the "if-converted" value of the Convertible Notes was less than the respective principal amount. Under the "if-converted" method, approximately 1.6 million shares of the Company's common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and nine months ended September 30, 2020 as the effect of including such shares would be anti-dilutive.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2019, the Company had seven interest rate swap contracts in effect with a collective notional amount at inception of $1.5 billion, with maturity dates from December 31, 2020 to March 12, 2023, at interest rates between 1.108 percent and 2.425 percent. During the nine months ended September 30, 2020, the Company amended and extended the terms of five of its interest rate swaps with a collective notional amount of $935.0 million. These amendments merged two of the previously existing interest rate swap agreements into one, reduced the effective fixed interest rates payable and extended the maturity date of each previously existing agreement by a period of one year. As of September 30, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding borrowings under the Company’s 2016 Credit Agreement.
The following table presents relevant information for the Company’s outstanding interest rate swap agreements as of September 30, 2020:

	Tranche A	Tranche B	Tranche C (1)	Tranche D (1)	Tranche E	Tranche F (2)
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000	$300,000	$200,000	$485,000
Maturity date	3/13/2023	3/12/2023	3/12/2023	12/30/2022	12/30/2023	12/31/2021
Fixed interest rate	1.954%	1.956%	2.413%	2.204%	1.862%	0.743%
(1) Not amended or extended.
(2) Result of the merging of tranches F and G, which were disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Statement of Operations	2020	2019	2020	2019
Interest rate swap agreements – unrealized portion	Net unrealized gain (loss) on financial instruments	$3,774	$(5,834)	$(32,722)	$(39,903)
Interest rate swap agreements – realized portion	Financing interest expense	$(5,438)	$1,355	$(10,336)	$5,613
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the unaudited condensed consolidated statements of cash flows. See Note 13, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

9.	Deposits
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	September 30, 2020	December 31, 2019
Interest-bearing brokered money market deposits[1]	$407,964	$362,246
Customer deposits	108,102	112,571
Certificates of deposit with maturities within 1 year[1,2]	564,070	835,996
Short-term deposits	1,080,136	1,310,813
Certificates of deposit with maturities greater than 1 year and less than 5 years[1,2]	211,775	143,399
Total deposits	$1,291,911	$1,454,212

Weighted average cost of funds on certificates of deposit outstanding	2.11%	2.57%
Weighted average cost of interest-bearing brokered money market deposits	0.28%	1.88%
1 As of September 30, 2020 and December 31, 2019, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Original maturities range from 1 year to 5 years, with coupon interest rates ranging from 1.35 percent to 3.52 percent as of September 30, 2020. At December 31, 2019, original maturities ranged from 4 months to 5 years with coupon interest rates ranging from 1.80 percent to 3.52 percent.
In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at September 30, 2020, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic. The required reserve was $24.9 million as of December 31, 2019.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at September 30, 2020 and December 31, 2019.

10.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of September 30, 2020 and December 31, 2019.

(In thousands)	September 30, 2020	December 31, 2019
Tranche A term loan	886,260	923,707
Tranche B term loan	1,446,037	1,457,048
Term loans under 2016 Credit Agreement[1]	2,332,297	2,380,755
Notes outstanding[1]	400,000	400,000
Convertible Notes[1]	310,000	—
Securitized debt	72,521	104,261
Participation debt	—	50,000
Borrowed federal funds	—	34,998
WEX Latin America debt	—	2,660
Total gross debt	$3,114,818	$2,972,674
1 See Note 13, Fair Value, for more information regarding the Company’s 2016 Credit Agreement, Notes, and Convertible Notes.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	September 30, 2020	December 31, 2019
Current portion of gross debt	$137,132	$256,529
Less: Unamortized debt issuance costs/debt discount	(10,048)	(7,998)
Short-term debt, net	$127,084	$248,531

Long-term portion of gross debt	$2,977,686	$2,716,145
Less: Unamortized debt issuance costs/debt discount	(98,212)	(29,632)
Long-term debt, net	$2,879,474	$2,686,513

Supplemental information under 2016 Credit Agreement:
Letters of credit(b)	$51,627	$51,314
Remaining borrowing capacity on revolving credit facility(c)	$818,373	$768,686
(b) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(c) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
On February 10, 2020, the Company entered into an eighth amendment (the “Eighth Amendment”) to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment were superseded and replaced by the amendments set forth in the Ninth Amendment (as defined below). Such amendments would only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Note 4, Acquisitions, for more information regarding the status of this purchase agreement.
On June 26, 2020, the Company entered into a ninth amendment (the “Ninth Amendment") to the 2016 Credit Agreement, which made certain changes to the previously amended credit agreement, including among other things, increasing the maximum Consolidated Leverage Ratio to 5.5X through September 30, 2021 with step-downs thereafter, permitting an unlimited amount of corporate cash to be netted from the financial debt balance for financial covenant purposes for a period of time, permanently increasing the amount of corporate cash netting allowed to $250 million, which increases to $400 million if the eNett and Optal transaction closes, and adds a fourth pricing tier in the case that leverage exceeds certain levels and introduces a LIBOR floor on revolving credit facility borrowings of 75 basis points.
On July 29, 2020, the Company entered into a tenth amendment (the “Tenth Amendment") to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million.
On August 20, 2020, the Company entered into an eleventh amendment (the “Eleventh Amendment") to the 2016 Credit Agreement, which limits the borrowing conditions for a $752 million portion of the revolving credit facility for the purpose of consummating the acquisition of eNett and Optal, if it occurs, to April 22, 2021.
As of September 30, 2020, under the 2016 Credit Agreement the Company had an outstanding principal amount of $886.3 million on its secured tranche A term loan, an outstanding principal amount of $1.4 billion on its secured tranche B term loan and outstanding letters of credit of $51.6 million drawn against its $870.0 million secured revolving credit facility with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company, subject to exceptions including the assets of WEX Bank and certain foreign subsidiaries.
The revolving loans and tranche A term loans outstanding under the 2016 Credit Agreement bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The tranche B term loans bear interest at a variable rate plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency rate loans. As of September 30, 2020 and December 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent and 4.0 percent, respectively. The Company maintains

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 8, Derivative Instruments, for further discussion.
The Company accounted for the Ninth, Tenth and Eleventh Amendments as debt modifications. As part of these transactions, the Company incurred and expensed an insignificant amount of third party costs, which are classified within general and administrative expenses in our unaudited condensed consolidated statements of operations. In association with the Ninth Amendment, the Company incurred and capitalized $4.3 million of lender fees. Lender fees associated with the Tenth Amendment were insignificant. In addition, in connection with the Eleventh Amendment the Company incurred and capitalized a $2.1 million lender fee on its revolver. Debt issuance costs incurred and capitalized in conjunction with the 2016 Credit Agreement and its amendments are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2019, and as amended by the Ninth Amendment to the 2016 Credit Agreement on June 26, 2020, the 2016 Credit Agreement and the Indenture contain covenants that limit the ability of the Company and its subsidiaries, including its restricted subsidiaries and, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, to (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. As of September 30, 2020, the Company was in compliance with all material covenants of its 2016 Credit Agreement and the Indenture.
Notes Outstanding
As of both September 30, 2020 and December 31, 2019, the Company had $400.0 million of 4.75 percent fixed-rate senior notes outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The Company may redeem the Notes at 100.792 percent of principal prior to February 1, 2021. After this date, there is no premium due upon redemption. Upon the occurrence of a change of control of the Company (as defined in the Indenture to the Notes), the Company must offer to repurchase the Notes at 101 percent of the principal amount of the Notes, plus accrued and unpaid interest, if any, up to the date of repurchase.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, "Warburg Pincus"), pursuant to which the Company issued convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310.0 million and 577,254 shares of the Company's common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share. The Company expects to use the proceeds from the investment for working capital and general corporate purposes.
The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term, with interest calculated at a fixed rate of 6.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment due January 15, 2021. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. The initial conversion price is subject to adjustments customary for convertible debt securities and a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock is at least 200% of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date.
In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at a 105% premium, plus the present value of future interest payments through the date of maturity. For both the three and nine months ended September 30, 2020, there were no shares issued upon conversion, exercise or satisfaction of required conditions under these Convertible Notes.
The $389.2 million of proceeds from this private placement was allocated on a relative fair value basis, with $94.0 million allocated to the sale of the Company's common stock and $295.2 million to the Convertible Notes. As the Convertible Notes permit the Company to settle conversion in cash, pursuant to ASC 470-20, the proceeds attributed to the Convertible Notes are further allocated between a liability and equity component. The Company has estimated the fair value of the liability portion of the Convertible Notes using observable inputs based on the present value of cash flows using the interest rate of hypothetical debt with a similar tenor without a conversion feature.

Applicable transaction costs of $4.0 million have been allocated between the Convertible Notes and shares of the Company's common stock sold in the transaction based on relative fair value and further allocated between the liability and equity component of the Convertible Notes consistent with the initial allocation resulting in $2.5 million classified as debt issuance costs capitalized as a direct reduction to the face value of the Convertible Notes and $1.5 million deducted from the amounts recorded within stockholders' equity. The debt discount and debt issuance costs will be amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. The effective interest rate on the liability component of the Convertible Notes was 11.2% at the date of loan origination.

Based on this, the Convertible Notes were recorded at a debt discount with an initial carrying value of $237.5 million, with the residual $54.7 million recognized within additional paid-in capital on the Company's condensed consolidated balance sheet. This equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Convertible Notes consist of the following:

(In thousands)	September 30, 2020
Principal	$310,000
Less: Unamortized discounts	(68,437)
Less: Unamortized issuance cost	(2,417)
Net carrying amount of Convertible Notes[1]	$239,146

Equity component[2]	$54,689
1 Recorded within long-term debt, net on our condensed consolidated balance sheet.
2 Represents the proceeds allocated to the conversion option, or debt discount, recorded within additional paid-in capital on the condensed consolidated balance sheet. Additional paid-in capital on the condensed consolidated balance sheet is further reduced by $0.6 million of issuance costs and $13.6 million in taxes associated with the equity component.
The following table sets forth total interest expense recognized for the Convertible Notes:

(In thousands)	Three and Nine Months Ended September 30, 2020
Interest on 6.5% coupon	$4,982
Amortization of debt discount and debt issuance costs	1,674
$6,656

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Australian Securitization Facility
In March 2020, the Company extended its securitized debt agreement with MUFG Bank, Ltd., through April 2021. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 1.04 percent and 1.80 percent as of September 30, 2020 and December 31, 2019, respectively. The Company had $52.3 million and $78.6 million of securitized debt under this facility as of September 30, 2020 and December 31, 2019, respectively, recorded in short-term debt, net.
European Securitization Facility
The Company maintains a five year securitized debt agreement with MUFG Bank, Ltd., which expires in April 2021. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amounts of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 1.03 percent and 0.63 percent as of September 30, 2020 and December 31, 2019, respectively. The Company had $20.2 million and $25.7 million of securitized debt under this facility as of September 30, 2020 and December 31, 2019, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts outstanding under the participation debt agreements in place at September 30, 2020 and December 31, 2019. There are no amounts outstanding as of September 30, 2020.

	September 30, 2020			December 31, 2019
(In thousands)	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net		$—			$50,000
Total(1)	$60,000	$—	$60,000	$80,000	$50,000	$30,000

Average interest rate		Not applicable			4.17%
(1) Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of September 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of September 30, 2020 and $35.0 million of outstanding borrowings as of December 31, 2019 (matured January 14, 2020). The average interest rate on borrowed federal funds was 1.66 percent for the nine months ended September 30, 2020 and 2.36 percent for the year ended December 31, 2019.
WEX Latin America Debt
WEX Latin America had debt of $2.7 million as of December 31, 2019. This was comprised of credit facilities and loan arrangements related to the Company's accounts receivable. These borrowings were recorded in short-term debt, net. As of December 31, 2019, the interest rate was 35.04 percent. As of September 30, 2020, the Company sold WEX Latin America and is no longer a debt obligation of the Company.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	Off–Balance Sheet Arrangements
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
The Company sold $122.6 million and $327.2 million of accounts receivable under this arrangement during the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company sold $156.0 million and $470.3 million of accounts receivable, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, recorded within cost of services, was insignificant and $1.7 million for three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the loss on factoring was $0.8 million and $2.6 million, respectively. As of September 30, 2020 and December 31, 2019, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the nine months ended September 30, 2020 and September 30, 2019 were insignificant.
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
The Company sold $0.8 billion and $3.7 billion of trade accounts receivable under this arrangement during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company sold $5.0 billion and $11.0 billion of accounts receivable, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the unaudited condensed consolidated statements of operations, was immaterial for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the loss on factoring was $1.2 million and $2.9 million, respectively.
WEX Latin America Securitization of Receivables
Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and that is managed by an unrelated third-party. During the nine months ended September 30, 2020, the Company received an insignificant distribution from the investment fund and did not make any material equity contributions or distributions to or from the investment fund during the nine months ended September 30, 2019. The securitization arrangement met the derecognition conditions under GAAP and transfers under this arrangement were treated as sales and were accounted for as a reduction in trade receivables. During the three and nine months ended September 30, 2020, the Company recognized a $1.6 million and $6.5 million gain on sale, respectively. During the three and nine months ended September 30, 2019, the Company sold $21.4 million and $57.0 million of receivables, respectively, and recognized a $4.8 million and $12.0 million gain on sale, respectively. The gain recognized consists of the difference between the sales price and the carrying value of the receivables and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the condensed consolidated statements of cash flows.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within net unrealized loss on financial instruments on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019. The Company’s debt securities, and any changes in their fair values, are not material individually or in the aggregate as of September 30, 2020 and December 31, 2019. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 13, Fair Value, for further information.

13.	Fair Value
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

(In thousands)	Fair Value Hierarchy	September 30, 2020	December 31, 2019
Financial Assets:
Money market mutual funds(a)	1	$558,919	$223,217
Investment securities
Municipal bonds	2	$197	$302
Asset-backed securities	2	220	247
Mortgage-backed securities	2	142	174
Pooled investment fund measured at NAV	(e)	5,000	5,000
Fixed-income mutual fund	1	25,700	24,737
Total investment securities		$31,259	$30,460
Executive deferred compensation plan trust(b)	1	$8,858	$7,965
Interest rate swaps(c)	2	$—	$2,395

Liabilities
Interest rate swaps(d)	2	$50,091	$19,764
(a) The fair value is recorded in cash and cash equivalents.
(b) The fair value is recorded in prepaid expenses and other current assets and other assets based on the timing of payment obligations. At both September 30, 2020 and December 31, 2019, $0.9 million of fair value is recorded within prepaid expenses and other current assets. At September 30, 2020 and December 31, 2019, $8.0 million and $7.0 million of fair value is recorded within other assets, respectively.
(c) The fair value is recorded as a current or long-term asset within prepaid expenses and other current assets or other assets depending on the timing of expected discounted cash flows. At December 31, 2019, $2.4 million of fair value is recorded within prepaid and other current assets.
(d) The fair value is recorded in other current liabilities or other liabilities depending on the timing of expected discounted cash flows. At September 30, 2020 and December 31, 2019, $21.7 million and $6.7 million of fair value is recorded within other current liabilities, respectively. At September 30, 2020 and December 31, 2019, $28.4 million and $13.1 million of fair value is recorded within other liabilities, respectively.
(e) The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
Money Market Mutual Funds
A portion of the Company’s cash and cash equivalents are invested in money market mutual funds that primarily consist of short-term government securities, which are classified as Level 1 in the fair value hierarchy because they are valued using quoted market prices in an active market.
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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of September 30, 2020	$5,000	—	Monthly	30 days
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Notes Outstanding
The Company determines the fair value of the Notes based on market rates for the issuance of our debt, which are classified as Level 2 in the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the carrying value of the Notes approximated fair value.
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of September 30, 2020, the fair value of the tranche A and tranche B loans was $868.5 million and $1.39 billion, respectively. At December 31, 2019, the carrying value of the 2016 Credit Agreement, including both tranche A and tranche B loans, approximated fair value.
Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of September 30, 2020, the fair value of our convertible notes was $320.5 million.
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

14.	Redeemable Non-Controlling Interest
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2020	2019
Balance at December 31	$156,879	$—
Acquisition of Discovery Benefits at fair value	—	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	—	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	—	41,400
Net income (loss) attributable to redeemable non-controlling interest	142	(7)
Change in value of redeemable non-controlling interest	2,624	—
Balance at March 31	$159,645	$99,993
Net income attributable to redeemable non-controlling interest	99	14
Change in value of redeemable non-controlling interest	(59,940)	17,720
Balance at June 30	$99,804	$117,727
Net income attributable to redeemable non-controlling interest	537	32
Change in value of redeemable non-controlling interest	6,879	28,459
Balance at September 30	$107,220	$146,218

15.	Income Taxes
The Company’s effective tax rate was (59.8) percent and 6.4 percent for the three and nine months ended September 30, 2020, respectively, as compared to 31.1 percent and 29.2 percent for the three and nine months ended September 30, 2019, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss.
The significant decrease in the Company’s tax rate during the three and nine months ended September 30, 2020 was primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes for the current year with relatively significant non-deductible expenses, including the loss on the sale of WEX Latin America.
The Company's effective tax rate for the nine months ended September 30, 2020 included discrete tax benefits of $9.8 million and $3.6 million reflecting an additional tax basis related to the acquisition of Discovery Benefits and Noventis, respectively, partially offset by a valuation allowance of $5.3 million recognized against the beginning of the year deferred tax assets for WEX Latin America.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $35.1 million and $77.4 million at September 30, 2020 and December 31, 2019, respectively. The decrease is primarily due to the exclusion of cumulative earnings of WEX Latin America upon its sale on September 30, 2020. These earnings and profits are considered to be indefinitely reinvested. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first quarter of 2020, the Company concluded the appeals process with the Internal Revenue Service in connection with the 2010 through 2012 audits. The Company also finalized a transfer pricing examination with New Zealand Inland Revenue for years 2013 through 2017. These settlements resulted in a decrease in the Company’s unrecognized tax benefits of $5.4 million with no additional tax impact to the Company. During the third quarter of 2020, the Company's gross unrecognized tax benefits were further reduced by $0.8 million as a result of the sale of WEX Latin America. No significant changes to the remaining unrecognized tax benefits are expected within the next 12 months.

16.	Commitments and Contingencies
Commitment Letter
In connection with the agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock, subject to certain working capital and other adjustments as described in the purchase agreement, on January 24, 2020 the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. for senior secured and unsecured credit facilities in the aggregate amount of up to $3.1 billion, inclusive of backstops totaling $1.7 billion that reduced to zero under the terms of the Eighth Amendment to the 2016 Credit Agreement ("the Commitment Letter"). The Commitment Letter was most recently amended and restated on August 20, 2020 to among other things, reallocate $600.0 million of aggregate credit commitments from a senior secured bridge facility to a 364-day unsecured credit facility and to extend this portion of the commitment by six months to April 22, 2021. The remaining $752.0 million consists of a seven-year term loan B facility commitment that was not affected by this amendment and restatement.
Under the Commitment Letter, as amended and restated to date, the Company is subject to various underwriting, ticking, and other fees that are payable from time to time or may only be payable upon funding, if it were to occur. As part of the amendment and restatement as of August 20, 2020, the Company incurred and capitalized $5.3 million of underwriting fees associated with the commitment, which have been included within prepaid expenses and other current assets in the condensed consolidated balance sheet at September 30, 2020. These fees are being amortized to financing interest expense over the commitment period through April 22, 2021. In addition to the underwriting fees incurred, the Company began to incur certain ticking fees on the term loan B facility commitment and the unsecured credit facility during the third quarter of 2020. These fees are payable based on the total commitment value through the commitment expiration dates and at rates ranging from 50 basis points to 350 basis points. During the three and nine months ended September 30, 2020, the Company incurred $5.0 million in ticking fees, which were recorded as financing interest expense in the condensed consolidated statement of operations.
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred and orders for specific performance of WEX's obligations under the purchase agreement.
From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, including, among other things, the determination of the industry in which eNett and Optal operate and of the other participants in such industry, in each case for purposes of interpreting the definition of Material Adverse Effect in the purchase agreement. On October 12, 2020, the Court handed down its judgment, which concluded, among other things, that the Optal and eNett Groups operate in the payments industry and the B2B payments industry and that, for the purpose of the definition of the Material Adverse Effect clause, the relevant industry is the B2B payments industry. The Court found that there was no travel payments industry, as argued for by eNett and Optal. This finding means that when determining whether eNett or Optal have been disproportionately impacted by the pandemic, a comparison will be made against other B2B payments companies. The Company believes that eNett and Optal have been and are disproportionately impacted, however, this matter is to be decided conclusively at a subsequent trial and the outcome of such proceedings cannot be predicted at this time.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The claimants are seeking permission to appeal certain aspects of the judgment. This includes the Court’s decision that, for the purpose of the Material Adverse Effect clause, the relevant industry is the B2B payments industry and the Court’s decision on a question concerning which party bears the burden of proof in relation to the Material Adverse Effect clause. In addition, the Company is seeking permission to appeal a part of the Court’s judgment concluding that impacts caused by changes in Law (as defined in the purchase agreement) arising from the pandemic may not be taken into account in determining whether or not there has been a Material Adverse Effect, and a part of the Court’s judgment concluding that the carve-out addressing disproportionate effects in the definition of Material Adverse Effect only applies to events that have had a Material Adverse Effect (and not events that were ‘reasonably expected’ to have a Material Adverse Effect). If the claimants obtain permission to appeal the question of the relevant industry for the purpose of the Material Adverse Effect clause, the Company expects to also seek permission to appeal an aspect of the judgment dealing with how the comparison of eNett and/or Optal would be made against other participants in the “travel payments industry” had such an industry been found to exist.
Commitments
Minimum Volume Commitments
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.2 million and $2.4 million during the three and nine months ended September 30, 2020, respectively, as a result of lower volumes resulting from COVID-19.
Other Commitments
Other significant commitments and contingencies as of September 30, 2020 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2019.

17.	Stock–Based Compensation
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
Given the economic uncertainty and business disruption created by the COVID-19 pandemic, effective June 23, 2020, the Company's Compensation Committee approved certain modifications to performance-based restricted stock units previously granted on March 16, 2020 and March 20, 2019. Such changes included replacing Company performance metrics with TSR metrics for the March 16, 2020 awards, and for the March 20, 2019 awards, adding a relative TSR modifier to scale the payment up or down by +/- 15 percent. Additionally, the Company granted certain employees new TSR awards on June 24, 2020.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Attainment of the Company's TSR awards is tied to WEX's TSR relative to the S&P 400 from the time of modification (for awards modified on June 23, 2020) or grant date (for awards granted on June 24, 2020). Given that these are market-based performance awards, the fair value is calculated by the Monte Carlo simulation valuation model. The key inputs for the fair values by grant date are outlined below:

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
For the Company's awards that were modified on June 23, 2020, the final attainment for recipients other than executive officers will be based on the greater of the payout under the original awards performance metrics or the modified metrics as described above. As a result, the Company is required to assess which payout is more likely and adjust the expense accordingly. If the original awards' performance metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on awards expected to vest at the grant-date stock price. Alternatively, if the modified metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on the fair value calculated using the Monte Carlo simulation valuation model.
The fair value of equity awards granted was insignificant during the three months ended September 30, 2020 and $102.1 million for the nine months ended September 30, 2020. The fair value of equity awards granted during the three and nine months ended September 30, 2019 was $9.8 million and $55.0 million, respectively.

18.	Segment Information
The Company determines its operating segments and reports segment information in accordance with how the Company’s CODM allocates resources and assesses performance. The Company’s CODM is its Chief Executive Officer. The operating segments are aggregated into the three reportable segments described below.
•Fleet Solutions provides customers with payment and transaction processing services specifically designed for the needs of commercial and government fleets. This segment also provides information management services to these fleet customers.
•Travel and Corporate Solutions focuses on the complex payment environment of B2B payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs.
•Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer-directed platforms, as well as payroll related benefits to customers.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$102,418	$53,239	$15,420	$171,077
Account servicing revenue	39,350	9,964	63,103	112,417
Finance fee revenue	46,129	145	33	46,307
Other revenue	40,807	948	10,560	52,315
Total revenues	$228,704	$64,296	$89,116	$382,116

Interest income	$1,304	$12	$304	$1,620

	Three Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$125,288	$85,128	$14,340	$224,756
Account servicing revenue	42,037	10,717	56,451	109,205
Finance fee revenue	65,818	645	(81)	66,382
Other revenue	44,383	2,638	12,599	59,620
Total revenues	$277,526	$99,128	$83,309	$459,963

Interest income	$825	$402	$449	$1,676

	Nine Months Ended September 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$305,888	$166,768	$49,919	$522,575
Account servicing revenue	115,252	31,210	189,274	335,736
Finance fee revenue	143,934	900	111	144,945
Other revenue	117,857	4,272	35,494	157,623
Total revenues	$682,931	$203,150	$274,798	$1,160,879

Interest income	$3,205	$265	$998	$4,468

	Nine Months Ended September 30, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$353,413	$222,399	$50,568	$626,380
Account servicing revenue	122,782	32,019	148,382	303,183
Finance fee revenue	174,067	1,498	102	175,667
Other revenue	127,360	16,210	34,846	178,416
Total revenues	$777,622	$272,126	$233,898	$1,283,646

Interest income	$4,844	$1,209	$1,036	$7,089
The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition and divestiture related items (including acquisition-related intangible amortization); (iii) loss on sale of subsidiary; (iv) debt restructuring costs; (v) stock-based compensation; and (vi) other costs. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table reconciles total segment adjusted operating income to (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Segment adjusted operating income
Fleet Solutions	$102,276	$133,348	$284,064	$348,900
Travel and Corporate Solutions	14,184	47,356	47,060	122,581
Health and Employee Benefit Solutions	23,800	21,427	78,525	62,353
Total segment adjusted operating income	$140,260	$202,131	$409,649	$533,834

Reconciliation:
Total segment adjusted operating income	$140,260	$202,131	$409,649	$533,834
Less:
Unallocated corporate expenses	14,817	17,016	45,313	52,135
Acquisition-related intangible amortization	42,831	42,800	127,847	116,502
Other acquisition and divestiture related items	15,430	7,907	31,107	24,704
Loss on sale of subsidiary	46,362	—	46,362	—
Debt restructuring costs	(240)	1,162	525	10,640
Stock-based compensation	18,170	9,522	45,059	34,956
Other costs	1,045	5,413	7,980	12,914
Operating income	1,845	118,311	105,456	281,983
Financing interest expense	(40,950)	(34,549)	(101,813)	(101,299)
Net foreign currency loss	(784)	(16,528)	(31,973)	(13,748)
Net unrealized gain (loss) on financial instruments	3,774	(5,650)	(32,115)	(39,078)
(Loss) Income before income taxes	$(36,115)	$61,584	$(60,445)	$127,858

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
September 30, 2020
Total Capital to risk-weighted assets	$318,656	15.74%	$161,982	8.0%	$202,477	10.0%
Tier 1 Capital to average assets	$310,979	12.75%	$97,568	4.0%	$121,959	5.0%
Common equity to risk-weighted assets	$310,979	15.36%	$91,115	4.5%	$131,610	6.5%
Tier 1 Capital to risk-weighted assets	$310,979	15.36%	$121,486	6.0%	$161,982	8.0%
December 31, 2019
Total Capital to risk-weighted assets	$329,276	13.54%	$194,566	8.0%	$243,208	10.0%
Tier 1 Capital to average assets	$314,466	10.88%	$115,583	4.0%	$144,479	5.0%
Common equity to risk-weighted assets	$314,466	12.93%	$109,443	4.5%	$158,085	6.5%
Tier 1 Capital to risk-weighted assets	$314,466	12.93%	$145,925	6.0%	$194,566	8.0%

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
Overview
WEX Inc. is a leading provider of corporate payment solutions. We have expanded the scope of our business into a multi-channel provider of corporate payment solutions. We currently operate in three business segments: Fleet Solutions, Travel and Corporate Solutions and Health and Employee Benefit Solutions. Our business model enables us to provide exceptional payment security and control across a spectrum of payment sectors. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. Management estimates that WEX fleet cards are accepted at over 90 percent of fuel locations in each of the United States and Australia, and are widely accepted in Europe. The Travel and Corporate Solutions segment focuses on the complex payment environment of B2B payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment provides healthcare payment products and SaaS platform consumer-directed healthcare payments in the U.S., and provided payroll-related benefits to customers in Brazil through the date of divestiture of UNIK S.A.
Summary
Recent Events
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2019, on January 24, 2020, we entered into a purchase agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others). The Company has analyzed the eNett and Optal situation closely and has concluded that the COVID-19 pandemic and conditions arising in connection with it have had, and continue to have, a Material Adverse Effect on the businesses, which is disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it is not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company denying that there has been a Material Adverse Effect and alleging that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred and orders for specific performance of WEX's obligations under the purchase agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, including, among other things, the determination of the industry in which eNett and Optal operate and of the other participants in such industry, in each case for purposes of interpreting the definition of Material Adverse Effect in the purchase agreement. On October 12, 2020, the Court handed down its judgment, which concluded, among other things, that the Optal and eNett Groups operate in the payments industry and the B2B payments industry and that, for the purpose of the definition of the Material Adverse Effect clause, the relevant industry is the B2B payments industry. The Court found that there was no travel payments industry, as argued for by eNett and Optal. This finding means that when determining whether eNett or Optal have been disproportionately impacted by COVID-19, a comparison will be made against other B2B payments companies. The Company believes that eNett and Optal have been and are disproportionately impacted, however, this matter is to be decided conclusively at a subsequent trial and the outcome of such proceedings cannot be predicted at this time. Refer to Part II, Item 1, Legal Proceedings for additional information.
In connection with the purchase agreement for the eNett and Optal acquisition, on January 24, 2020 the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. for senior secured and unsecured credit facilities in the aggregate amount of up to $3.1 billion, inclusive of backstops totaling $1.7 billion that reduced to zero under the terms of the Eighth Amendment to the 2016 Credit Agreement. The commitment letter was most recently amended and restated on August 20, 2020 (the “Third Amended and Restated Commitment Letter”) to among other things, reallocate $600.0 million of aggregate credit commitments from a senior secured bridge facility to a 364-day unsecured credit facility and to extend this portion of the commitment by six months to April 22, 2021. The remaining $752.0 million consists of a seven-year term loan B facility commitment that was not affected by the Third Amended and Restated Commitment Letter.
On July 29, 2020, the Company entered into the Tenth Amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million.
On August 20, 2020, the Company entered into the Eleventh Amendment to the 2016 Credit Agreement, which among other things, limits the borrowing conditions for a $752 million portion of the revolving credit facility in connection with the acquisition of eNett and Optal to the absence of a payment or bankruptcy event of default and the accuracy of specified representations and warranties of eNett and Optal in the purchase agreement and specified representations and warranties of the Company set forth in the Third Amended and Restated Commitment Letter until April 22, 2021.
Private Placement
Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with Warburg Pincus, pursuant to which the Company issued convertible senior unsecured notes due 2027 in an aggregate principal amount of $310 million and 577,254 shares of common stock, with gross proceeds of $90 million, reflecting a purchase price of $155.91 per share.
The issuance of the Convertible Notes provided the Company with gross proceeds of approximately $299 million after original issue discount, and the Convertible Notes have a seven-year term. The Convertible Notes were issued pursuant to an indenture between the Company and The Bank of New York Mellon Trust Company, N.A. The Convertible Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears, with the first interest payment due January 15, 2021. At WEX's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.
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
The indenture includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture contains other customary terms and covenants, including customary events of default. The Convertible Notes are the Company’s general senior unsecured obligations and rank equally with all of the Company’s existing and future senior indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s secured indebtedness, including borrowings under the Company’s credit agreement, as amended, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.
The purchase agreement with Warburg Pincus contained certain customary representations, warranties and covenants with respect to each of the Company and Warburg Pincus, including preemptive rights allowing Warburg Pincus to maintain its proportionate equity interest in the Company on an as-converted basis, subject to certain exceptions. The purchase agreement provides that Warburg Pincus is restricted from transferring the Convertible Notes or shares of common stock acquired in the private placement or underlying the Convertible Notes until July 1, 2021, the twelve-month anniversary of the closing date, subject to certain exceptions, including transfers pursuant to pledge arrangements entered into by Warburg Pincus in connection with certain financing arrangements. Pursuant to the terms of the purchase agreement, for so long as Warburg Pincus, together with its affiliates, continue to meet certain ownership thresholds, Warburg Pincus will be entitled to nominate an individual to the board of directors of the Company. Warburg Pincus is also subject to customary standstill restrictions pursuant to the purchase agreement until 90 days after it no longer has a designee on the Company’s board of directors and no longer has a right to such a designee. Pursuant to the purchase agreement, the Company agreed to reimburse Warburg Pincus for up to $1.0 million of its reasonable and documented transaction expenses. In connection with the private placement, the Company also entered into a registration rights agreement with Warburg Pincus. In August 2020, the Company filed a resale registration statement with respect to the Convertible Notes and the shares of common stock issued in the private placement and issuable pursuant to conversions of the Convertible Notes.
Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A., a multi-channel provider of employee benefits and corporate payment solutions to over 1,500 clients in Brazil. Under the conditions of the sale agreement, the Company was required to make a payment to the buyer. The Company wrote-off the associated assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million, which has been reflected in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020. Based on our preliminary analysis, the Company does not expect that the pre-tax loss on sale of subsidiary is likely to be deductible for tax purposes.
COVID-19 Pandemic Response and Impact
During the first quarter of 2020, we began taking a number of precautionary steps to safeguard our business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. These precautionary steps have largely remained in force through the third quarter of 2020. The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, have had a negative impact on our business. The following describes these impacts by reportable segment:
Fleet Solutions — Lower average domestic fuel prices and volumes have negatively impacted the Fleet Solutions segment compared to the prior year, primarily resulting from a decrease in demand in connection with the COVID-19 pandemic. While overall segment volumes have increased from their April 2020 lows through September 30, 2020, we began to see these improvements level off in the third quarter of 2020. Although the full extent of the COVID-19 pandemic and its future impact on the Fleet Solutions segment operations is uncertain, we expect stabilization to continue through at least the remainder of the year.
Travel and Corporate Solutions — The Travel and Corporate Solutions segment has been the most impacted by the COVID-19 pandemic relative to the Company's other segments, as the pandemic has resulted in a significant decline in worldwide travel and tourism. These disruptions are expected to have a continuing impact on the Company’s Travel and Corporate Solutions segment operating results for at least the remainder of the year, although the full extent of the COVID-19 pandemic and its future impact on the Travel and Corporate Solutions segment's operations is uncertain.
Health and Employee Benefit Solutions — While purchase volume for our U.S. Health business was challenged by the pandemic during the second quarter of 2020 as customers deferred non-essential medical treatments, it trended upwards throughout the third quarter of 2020. However, the continued deferment of non-essential medical treatments kept health purchase volumes flat compared to the prior year quarter. Although the full extent of the COVID-19 pandemic and its future impact on the Health and Employee Benefit Solutions segment operations is uncertain, we expect stabilization to continue through at least the remainder of the year.

We are closely tracking and assessing the rapidly evolving effect of the pandemic and are actively managing our responses in collaboration with our employees, customers and suppliers. In an effort to rescale the business and safeguard shareholder value in this unprecedented operating environment, we took certain measures to both permanently reduce headcount and furlough employees across our worldwide offices where necessary. In addition to other cost-cutting and containment efforts, the executive leadership team and the board of directors voluntarily agreed to forgo temporarily a portion of their salaries and their retainers, respectively, in order to reduce business costs during this period.
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
Key Metrics
Below are key metrics from the third quarter of 2020:

			Increase (Decrease)
	Q3 2020	Q3 2019	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	149.6	162.2	(12.6)	(7.8)%
Payment processing transactions (in millions)	120.9	135.2	(14.3)	(10.6)%
Average vehicles serviced (in millions)	15.3	14.3	1.0	7.0%
Average US fuel price (US$ / gallon)	$2.23	$2.80	$(0.57)	(20.4)%
Travel and Corporate Solutions
Payment solutions purchase volume (in millions)	$4,699.7	$11,543.6	$(6,843.9)	(59.3)%
Health and Employee Benefit Solutions
Average number of U.S. SaaS accounts (in millions)	14.6	13.0	1.6	12.3%
Fleet Solutions
•Fuel transactions processed decreased 8 percent from the third quarter of 2019 to 149.6 million for the third quarter of 2020.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, are down approximately 11 percent as compared to the same period last year.
•Average vehicles serviced increased 7 percent from the third quarter of 2019 to approximately 15.3 million for the third quarter of 2020 primarily related to growth in our North American customer base.
•The average U.S. fuel price per gallon during the third quarter of 2020 was $2.23, a 20 percent decrease from the same period last year.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $4.7 billion for the third quarter of 2020, representing a decrease of 59 percent from the same period last year, driven primarily by the decline in worldwide travel and tourism as a result of the COVID-19 pandemic. This decrease was partly offset by improved non-travel volumes.
Health and Employee Benefit Solutions
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.6 million for the third quarter of 2020, a 12 percent increase from the same period in the prior year.

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
•Loss on sale of subsidiary - The loss on sale of subsidiary relates to the divestiture of the Company's former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities.

Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands, except per gallon data)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$102,418	$125,288	$(22,870)	(18)%	$305,888	$353,413	$(47,525)	(13)%
Account servicing revenue	39,350	42,037	(2,687)	(6)%	115,252	122,782	(7,530)	(6)%
Finance fee revenue	46,129	65,818	(19,689)	(30)%	143,934	174,067	(30,133)	(17)%
Other revenue	40,807	44,383	(3,576)	(8)%	117,857	127,360	(9,503)	(7)%
Total revenues	$228,704	$277,526	$(48,822)	(18)%	$682,931	$777,622	$(94,691)	(12)%

Key operating statistics
Payment processing revenue:
Payment processing transactions(1)	120,900	135,236	(14,336)	(11)%	345,577	378,626	(33,049)	(9)%
Payment processing fuel spend(2)	$7,609,098	$9,737,591	$(2,128,493)	(22)%	$22,157,005	$27,955,406	$(5,798,401)	(21)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.23	$2.80	$(0.57)	(20)%	$2.29	$2.80	$(0.51)	(18)%
Net payment processing rate(3)	1.35%	1.29%	0.06%	5%	1.38%	1.26%	0.12%	10%

(a) The impact of foreign currency exchange rate fluctuations on Fleet Solutions increased revenue by $1.1 million in the third quarter of 2020 and decreased revenue by $1.7 million in the first nine months of 2020 compared to the same periods in the prior year.
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

Fleet Solutions revenue decreased $48.8 million for the third quarter of 2020 and $94.7 million for the first nine months of 2020 as compared to the same periods in the prior year. As discussed in the preceding “Summary” section, the business has been adversely impacted by lower average domestic fuel prices during the three and nine months ended September 30, 2020 as compared to the prior year, and, to a lesser extent, by lower volumes. These unfavorable trends have affected both payment processing and finance fee revenue and are expected to impact the remainder of the year.

Finance fee revenue is comprised of the following components:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Finance income	$36,232	$56,690	$(20,458)	(36)%	$118,043	$147,325	$(29,282)	(20)%
Factoring fee revenue	9,897	9,128	769	8%	25,891	26,742	(851)	(3)%
Finance fee revenue	$46,129	$65,818	$(19,689)	(30)%	$143,934	$174,067	$(30,133)	(17)%
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

Finance income decreased $20.5 million for the third quarter of 2020 and decreased $29.3 million for the first nine months of 2020 as compared to the same periods in the prior year. The income reduction for the three and nine months ended September 30, 2020 is due primarily to a reduction of outstanding balances as a result of declining fuel prices and reduced volumes due to COVID-19, as well as improved customer payment patterns. This decrease was partly offset by a $10.0 million benefit for the first nine months of 2020 arising from rate mix differences between the periods. During both the three and nine months ended September 30, 2020 and September 30, 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 5.9 percent and 5.7 percent for the three and nine months ended September 30, 2020, respectively, and 5.5 percent and 5.2 percent for the three and nine months ended September 30, 2019, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2020 and 2019. Going forward, we may see an increase in concessions granted to customers as a result of COVID-19.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $0.8 million for the third quarter of 2020 and decreased $0.9 million for the first nine months of 2020, as compared with the same periods in the prior year. The factoring fee revenue for the first nine months of 2020 decreased as a result of a decline in receivable purchases, which was partly offset by increases in receivable purchases during the third quarter of 2020.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$49,924	$49,193	$731	1%	$146,585	$151,883	$(5,298)	(3)%
Service fees	$1,755	$2,093	$(338)	(16)%	$5,318	$5,517	$(199)	(4)%
Provision for credit losses	$8,529	$13,458	$(4,929)	(37)%	$47,421	$41,860	$5,561	13%
Operating interest	$4,122	$6,240	$(2,118)	(34)%	$15,402	$16,254	$(852)	(5)%
Depreciation and amortization	$12,315	$11,406	$909	8%	$35,973	$32,053	$3,920	12%

Other operating expenses
General and administrative	$23,272	$21,534	$1,738	8%	$67,130	$58,605	$8,525	15%
Sales and marketing	$34,906	$48,815	$(13,909)	(28)%	$107,730	$141,746	$(34,016)	(24)%
Depreciation and amortization	$22,531	$23,725	$(1,194)	(5)%	$67,412	$63,770	$3,642	6%

Operating income	$71,350	$101,062	$(29,712)	(29)%	$189,960	$265,934	$(75,974)	(29)%
Cost of services
Processing costs remained relatively consistent for the third quarter of 2020 and decreased $5.3 million for the first nine months of 2020, as compared with the same periods in the prior year. The decrease during the nine months ended September 30, 2020 was due primarily to a reduction in transactions relative to the prior year and charges incurred during the three months ended March 31, 2019 to on-board significant customer acquisitions. While payment processing transactions were also down in the three months ended September 30, 2020, as compared to the same period in the prior year, this decrease was offset with higher professional service fees and compensation costs.
Service fees for the three and nine months ended September 30, 2020 were generally consistent with the same periods in the prior year.
Provision for credit losses decreased by $4.9 million for the third quarter of 2020 and increased $5.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The adoption of the new credit loss accounting standard, coupled with an increase in expected credit losses as a result of COVID-19, accounts for the majority of the increase during the nine months ended September 30, 2020. The third quarter of 2020 benefited from significantly lower credit losses resulting from a change in customer payment behavior and collection efforts. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some fleet customers due to decreased transportation activity as a result of the COVID-19 pandemic. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 10.8 and 20.1 basis points of fuel expenditures for the third quarter and first nine months of 2020, respectively, as compared to 12.6 and 14.0 basis points of fuel expenditures for the same periods in the prior year, respectively.
Operating interest decreased $2.1 million for the third quarter of 2020 and $0.9 million for the first nine months of 2020 as compared to the same periods in the prior year. The decrease during the third quarter and first nine months of 2020 was due to lower interest rates and decrease in deposits.
Depreciation and amortization increased $0.9 million for the third quarter of 2020 and $3.9 million for the first nine months of 2020 as compared to the same periods in the prior year, due primarily to the amortization of merchant networks obtained in the Go Fuel Card acquisition.
Other operating expenses
General and administrative expenses increased $1.7 million for the third quarter of 2020 and $8.5 million for the first nine months of 2020 as compared to the same periods in the prior year, due primarily to compensation and professional services cost increases in connection with the July 2019 acquisition of Go Fuel Card.
Sales and marketing expenses decreased $13.9 million for the third quarter of 2020 and $34.0 million for the first nine months of 2020 as compared to the same periods in the prior year, due primarily to a decline in our discretionary spending as a result of COVID-19 as well as lower relative commission payments to partners.
Depreciation and amortization decreased $1.2 million for the third quarter of 2020 and increased $3.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The increase for the nine months of 2020 was due primarily to the amortization of the Chevron customer portfolio intangible asset and customer relationships obtained in the Go Fuel Card acquisition. The decrease for the third quarter of 2020 was due primarily to the impact of the accelerated method of amortization on certain acquired customer relationships.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(a)
Payment processing revenue	$53,239	$85,128	$(31,889)	(37)%	$166,768	$222,399	(55,631)	(25)%
Account servicing revenue	9,964	10,717	(753)	(7)%	31,210	32,019	(809)	(3)%
Finance fee revenue	145	645	(500)	(78)%	900	1,498	(598)	(40)%
Other revenue	948	2,638	(1,690)	(64)%	4,272	16,210	(11,938)	(74)%
Total revenues	$64,296	$99,128	$(34,832)	(35)%	$203,150	$272,126	(68,976)	(25)%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(1)	$4,699,737	$11,543,605	$(6,843,868)	(59)%	$15,908,913	$29,997,200	$(14,088,287)	(47)%

(a) Foreign currency exchange rate fluctuations had an insignificant impact on Travel and Corporate Solutions revenues during both the three and nine months ended September 30, 2020.
(1) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. As discussed in the preceding “Summary” section, our current travel-related transaction volumes have been impacted by the decline in worldwide travel and tourism as a result of COVID-19. These unfavorable trends, which began during late February 2020, have continued and are expected to continue to have an impact for a significant period of time.
Travel and Corporate Solutions revenue decreased $34.8 million for the third quarter of 2020 and $69.0 million for the first nine months of 2020 as compared to the same periods in the prior year, primarily due to the impact of the pandemic on travel volumes. This unfavorable factor was partly offset by benefits realized as part of a contract amendment executed during the second quarter of 2020 and year-to-date growth in the corporate payments portion of the business due to the ongoing migration to virtual payments and increasing usage of our accounts payable products.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. During the second quarter of 2020, WEX Latin America placed certain delinquent customers, with accounts receivable balances of $11.0 million, on payment plans ranging up to three years in length. As part of the sale of WEX Latin America, the Company retained one of these delinquent, fully reserved for customer balances. No late fee income has been recognized associated with these payment plans during the three and nine months ended September 30, 2020. There were no material concessions granted to customers during the three and nine months ended September 30, 2019. Going forward, we may see an increase in concessions granted to customers as a result of the continuing impact that COVID-19 has on their businesses.
Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$12,904	$13,879	$(975)	(7)%	$43,356	$44,461	$(1,105)	(2)%
Service fees	$3,663	$7,367	$(3,704)	(50)%	$12,095	$20,738	$(8,643)	(42)%
Provision for credit losses	$3,722	$1,510	$2,212	146%	$19,227	$5,588	$13,639	244%
Operating interest	$1,117	$5,042	$(3,925)	(78)%	$4,630	$13,469	$(8,839)	(66)%
Depreciation and amortization	$4,937	$4,610	$327	7%	$13,704	$12,346	$1,358	11%

Other operating expenses
General and administrative	$6,948	$7,832	$(884)	(11)%	$21,290	$29,129	$(7,839)	(27)%
Sales and marketing	$20,971	$16,428	$4,543	28%	$54,027	$44,016	$10,011	23%
Depreciation and amortization	$5,685	$4,272	$1,413	33%	$18,088	$13,779	$4,309	31%

Operating income	$4,349	$38,188	$(33,839)	(89)%	$16,733	$88,600	$(71,867)	(81)%
Cost of services
Processing costs for the three and nine months ended September 30, 2020 remained generally consistent with the same periods of the prior year due to the business' fixed cost structure including information technology related expenses.
Service fees for the three and nine months ended September 30, 2020 have decreased $3.7 million and $8.6 million, respectively, from the same periods in the prior year due primarily to lower processing volumes and the conversion to an internal transaction processing platform.
Provision for credit losses increased $2.2 million for the third quarter of 2020 and $13.6 million for the first nine months of 2020 from the same periods in the prior year resulting primarily from the adoption of Topic 326, coupled with an increase in expected credit losses for the first nine months of 2020 as a result of COVID-19. The impact reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some online travel agency customers due to reduced travel as a result of the COVID-19 pandemic. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses. The third quarter of 2020 was primarily impacted by a specific reserve taken on a customer in Brazil prior to the sale of WEX Latin America.
Operating interest expense decreased $3.9 million for the third quarter of 2020 and $8.8 million for the first nine months of 2020 as compared to the same periods in the prior year, as a result of lower interest rates and lower overall deposit balances.
Depreciation and amortization expenses for the three and nine months ended September 30, 2020 were generally consistent with the same periods in the prior year.

Other operating expenses
General and administrative expenses for the third quarter of 2020 remained generally consistent and decreased $7.8 million for the first nine months of 2020 as compared to the same periods in the prior year. The decrease during the first nine months of 2020 was primarily due to the expense incurred to accelerate vesting of option awards as part of the Noventis acquisition during the nine months ended September 30, 2019.
Sales and marketing expenses increased for the third quarter of 2020 by $4.5 million and by $10.0 million for the first nine months of 2020 as compared to the same periods in the prior year. These increases were primarily due to higher relative commission payments to partners in the corporate payments business, partly offset by a decrease in our discretionary spending as a result of COVID-19.
Depreciation and amortization expenses increased $1.4 million for the third quarter of 2020 and $4.3 million for the first nine months of 2020 as compared to the same periods in the prior year, due primarily to higher amortization on customer relationships associated with the Noventis acquisition.
Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Revenues(1)
Payment processing revenue	$15,420	$14,340	$1,080	8%	$49,919	$50,568	$(649)	(1)%
Account servicing revenue	63,103	56,451	6,652	12%	189,274	148,382	40,892	28%
Finance fee revenue	33	(81)	114	(141)%	111	102	9	9%
Other revenue	10,560	12,599	(2,039)	(16)%	35,494	34,846	648	2%
Total revenues	$89,116	$83,309	$5,807	7%	$274,798	$233,898	$40,900	17%

Key operating statistics
Payment processing revenue:
Purchase volume(2)	$1,120,786	$1,126,156	$(5,370)	—%	$3,730,417	$4,158,336	$(427,919)	(10)%
Account servicing revenue:
Average number of SaaS accounts(3)	14,599	13,022	1,577	12%	14,515	12,771	1,744	14%

(1) Foreign currency exchange rate fluctuations had an insignificant impact on Health and Employee Benefits Solutions revenue during the three ended September 30, 2020 and decreased segment revenue by $1.6 million during the nine months ended September 30, 2020.
(2) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(3) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue increased $1.1 million for the third quarter of 2020 and decreased $0.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The decrease during the nine months ended September 30, 2020, was primarily due to a decline in the U.S. Health business customer spend on elective healthcare procedures in connection with COVID-19 restrictions, which was partly offset by the acquisition of Discovery Benefits. As expected, during the third quarter of 2020, we saw volumes improve to a level consistent with the same period of the prior year.
Account servicing revenue increased $6.7 million for the third quarter of 2020 and $40.9 million for the first nine months of 2020 as compared to the same periods in the prior year. The third quarter growth is primarily due to a higher number of participants using our SaaS healthcare technology platform. This factor also contributed to the increase during the nine months ended September 30, 2020, combined with incremental revenue due to the acquisition of Discovery Benefits.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for the three and nine months ended September 30, 2020 and 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees.

There were no material concessions granted to customers experiencing financial difficulties during the three and nine months ended September 30, 2020 and 2019.
Other revenue decreased $2.0 million for the third quarter of 2020 and increased $0.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The decrease for the third quarter of 2020 was due to lower revenues associated with the Company's former WEX Latin America business, partly offset by an increase in our U.S. Health business. The increase in the first nine months of 2020 was primarily attributable to professional services revenue and growth in ancillary services to cardholders associated with the increased number of SaaS platform participants of our U.S. Health Business.
Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Cost of services
Processing costs	$39,340	$35,224	$4,116	12%	$117,135	$92,552	$24,583	27%
Service fees	$5,463	$5,445	$18	—%	$16,922	$17,093	$(171)	(1)%
Provision for credit losses	$32	$(121)	$153	(126)%	$203	$22	$181	823%
Operating interest	$23	$226	$(203)	(90)%	$119	$2,042	$(1,923)	(94)%
Depreciation and amortization	$8,950	$10,107	$(1,157)	(11)%	$26,438	$23,807	$2,631	11%

Other operating expenses
General and administrative	$9,041	$6,855	$2,186	32%	$26,322	$23,601	$2,721	12%
Sales and marketing	$8,715	$8,446	$269	3%	$26,361	$24,877	$1,484	6%
Depreciation and amortization	$10,536	$8,252	$2,284	28%	$31,634	$26,080	$5,554	21%

Operating income	$7,016	$8,875	$(1,859)	(21)%	$29,664	$23,824	$5,840	25%
Cost of services
Processing costs increased $4.1 million for the third quarter of 2020 and $24.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The increase during the third quarter of 2020 was primarily driven by higher personnel-related costs to support the account servicing revenue growth. The acquisition of Discovery Benefits contributed to the majority of the increase in the first nine months of 2020.
Service fees for the three and nine months ended September 30, 2020 were generally consistent with the same periods in the prior year.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for both the three and nine months ended September 30, 2020 and 2019. The adoption of the new accounting standard for credit losses, which requires the Company to utilize an expected loss methodology, did not significantly impact the Health and Employee Benefit Solutions segment.
Operating interest was generally consistent for the third quarter of 2020 as compared to the same period in the prior year and decreased $1.9 million for the first nine months of 2020 as compared to the same period in the prior year. The decrease was due primarily to a decrease in operating debt balances at WEX Latin America.
Depreciation and amortization expense decreased $1.2 million for the third quarter of 2020 and increased $2.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The increase for the first nine months of 2020 resulted primarily from higher depreciation expense on internally developed software and incremental amortization of acquired intangibles. The decrease for the third quarter of 2020 was due primarily to the impact of the acquired software.
Other operating expenses
General and administrative expenses increased $2.2 million for the third quarter of 2020 and $2.7 million for the first nine months of 2020 as compared to the same periods in the prior year. The increases for the first three and nine months of 2020 were due primarily to higher relative personnel related costs. In 2019, general and administrative expenses benefited from the forfeiture of equity awards in connection with the departure of an executive officer.

Sales and marketing expenses in the third quarter of 2020 were generally consistent with the same period in the prior year. Sales and marketing expenses increased $1.5 million for the nine months of 2020 as compared to the same period in the prior year, due primarily to the acquisition of Discovery Benefits, partly offset by the COVID-related cancellation of our annual healthcare payments technology conference and COVID-related travel and entertainment decreases.
Depreciation and amortization increased $2.3 million for the third quarter of 2020 and $5.6 million for the first nine months of 2020 as compared to the same periods in the prior year. The increases were primarily attributable to the amortization of customer relationship intangible assets obtained in the acquisition of Discovery Benefits.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.
The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Other operating expenses
General and administrative	$33,870	$29,202	$4,668	16%	$82,690	$94,740	$(12,050)	(13)%
Depreciation and amortization	$562	$612	$(50)	(8)%	$1,773	$1,635	$138	8%
Loss on sale of subsidiary	$46,362	$—	$46,362	NM	$46,362	$—	$46,362	NM
NM - not meaningful
General and administrative expenses increased $4.7 million for the third quarter of 2020 and decreased $12.1 million for the first nine months of 2020 as compared to the same periods in the prior year. The increase in the third quarter of 2020 was primarily due to litigation costs associated with the eNett and Optal transaction offset by the Company's cost containment measures. The decrease in the first nine months of 2020 was primarily due to a decline in debt restructuring costs incurred in conjunction with our 2019 credit agreement amendments and costs incurred to remediate material weaknesses from 2018 during the prior year, partly offset by litigation costs associated with the eNett and Optal transaction.
Loss on the sale of subsidiary relates to the write-off of the associated assets and liabilities of the Company's former WEX Latin America subsidiary as of the September 30, 2020 sale date.
Other unallocated corporate expenses were not material to the Company’s operations for both the three and nine months ended September 30, 2020 and 2019.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Financing interest expense	$(40,950)	$(34,549)	$(6,401)	19%	$(101,813)	$(101,299)	$(514)	1%
Net foreign currency loss	$(784)	$(16,528)	$15,744	(95)%	$(31,973)	$(13,748)	$(18,225)	133%
Net unrealized gain (loss) on financial instruments	$3,774	$(5,650)	$9,424	(167)%	$(32,115)	$(39,078)	$6,963	(18)%
Income tax provision (benefit)	$21,602	$19,137	$2,465	13%	$(3,852)	$37,352	$(41,204)	(110)%
Net income (loss) from non-controlling interests	$1,244	$(631)	$1,875	(297)%	$3,282	$(233)	$3,515	NM
Change in value of redeemable non-controlling interest	$(6,879)	$(28,459)	$21,580	(76)%	$50,437	$(46,179)	$96,616	(209)%
NM - not meaningful
Financing interest expense increased $6.4 million for the third quarter of 2020 and $0.5 million for the first nine months of 2020 as compared to the same periods in the prior year, due primarily to interest incurred on our convertible notes issued during July 2020, partly offset by lower average interest rates.

Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $0.8 million in the third quarter of 2020 and $32.0 million in the first nine months of 2020, as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact, including the Australian dollar and British pound. The majority of these losses were recorded during the three months ended March 31, 2020, as a result of the weakening of foreign currencies relative to the U.S. dollar arising from the COVID-19 pandemic. These currency fluctuations negatively affected and may continue to negatively affect our results of operations. During the three and nine months ended September 30, 2019, we incurred net foreign currency losses due to similar factors, combined with the U.S. dollar strengthening relative to numerous major foreign currencies, including the Euro, British pound and Australian dollar.
The Company incurred an unrealized gain on financial instruments of $3.8 million in the third quarter of 2020 due to a reduction in the fair value of interest rate swap liabilities primarily as a result of a decrease in remaining future settlements. The Company incurred an unrealized loss of $32.1 million in the first nine months of 2020, due primarily to a decrease in the LIBOR forward yield curve.
The Company’s effective tax rate was (59.8) percent and 6.4 percent for the three and nine months ended September 30, 2020, respectively, as compared to 31.1 percent and 29.2 percent for the three and nine months ended September 30, 2019, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant decrease in the Company’s tax rate during the three and nine months ended September 30, 2020 was primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes for the current year with relatively significant non-deductible expenses including the loss on sale of the Company’s WEX Latin America subsidiary.
The Company's effective tax rate for the nine months ended September 30, 2020 included discrete tax benefits of $9.8 million and $3.6 million reflecting an additional tax basis related to the acquisition of Discovery Benefits and Noventis respectively, partially offset by a valuation allowance of $5.3 million recognized against the beginning of the year deferred tax assets for WEX Latin America.
Net income (loss) from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for the three and nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020, the redeemable non-controlling interest in the U.S. Health business decreased by $96.6 million as compared to the same period in the prior year. This decrease was due substantially to a second quarter change in the redemption value resulting from a decline in revenue multiples of peer companies resulting primarily from the COVID-19 pandemic.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.
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
•The loss on sale of subsidiary relates to the divestiture of the Company's former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities. As previously discussed, gains and losses from divestitures are considered by the Company to be unpredictable and dependent on factors that may be outside of our control. The exclusion of these gains and losses are consistent with the Company's practice of excluding other non-recurring items associated with strategic transactions
•Stock-based compensation is different from other forms of compensation, as it is a non-cash expense. For example, a cash salary generally has a fixed and unvarying cash cost. In contrast, the expense associated with an equity-based award is generally unrelated to the amount of cash ultimately received by the employee, and the cost to the Company is based on a stock-based compensation valuation methodology and underlying assumptions that may vary over time.
•We exclude other costs when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This includes costs to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations. For the three and nine months ended September 30, 2020, other costs include certain costs incurred in association with COVID-19, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
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

The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income attributable to shareholders	$(65,840)	$14,619	$(9,438)	$44,560
Unrealized (gain) loss on financial instruments	(3,774)	5,650	32,115	39,078
Net foreign currency remeasurement loss	784	16,528	31,973	13,748
Acquisition-related intangible amortization	42,831	42,800	127,847	116,502
Other acquisition and divestiture related items	20,328	7,907	36,005	24,704
Loss on sale of subsidiary	46,362	—	46,362	—
Stock-based compensation	18,170	9,522	45,059	34,956
Other costs	1,045	5,413	7,980	12,914
Debt restructuring and debt issuance cost amortization	5,329	3,251	9,989	18,200
ANI adjustments attributable to non-controlling interests	6,233	27,149	(52,101)	43,874
Tax related items	(614)	(19,348)	(72,298)	(60,585)
Adjusted net income attributable to shareholders	$70,854	$113,491	$203,493	$287,951
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Uses of cash(1)
•Borrowings on our 2016 Credit Agreement •Convertible Notes •Deposits •Borrowed federal funds •Participation debt •Accounts receivable factoring and securitization arrangements
•Payments on our 2016 Credit Agreement
•Payments on maturities and withdrawals of certificates of deposit and brokered money market deposits
•Payments on borrowed federal funds
•Working capital needs of the business
•Capital expenditures

(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
The table below summarizes our cash activities:

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows provided by operating activities	$774,456	$205,235
Cash flows used for investing activities	$(74,958)	$(922,312)
Cash flows provided by financing activities	$42,266	$837,705
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
Cash provided by operating activities for the nine months ended September 30, 2020 increased $569.2 million as compared to the same period in the prior year, resulting primarily from a decrease in accounts receivable, partly offset by a corresponding decrease in accounts payable. This decrease is primarily related to a decline in customer spend associated with decreased volumes in Travel and Corporate Solutions and a decline in average fuel prices for a portion of 2020.

Investing Activities
Cash used for investing activities for the nine months ended September 30, 2020 decreased $847.4 million as compared to the same period in the prior year, primarily as a result of $838.0 million of payments made for the acquisitions of Noventis and Discovery Benefits during the first quarter of 2019.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2020 totaled $42.3 million, due primarily to the completion of a private placement with Warburg Pincus on July 1, 2020, which netted $389.2 million of proceeds. This increase was partly offset by a decrease in deposits and participation debt. For the nine months ended September 30, 2019, cash provided by financing activities totaled $837.7 million primarily due to higher overall borrowings in connection with funding acquisitions and raising deposits in order to fund asset growth.
2016 Credit Agreement
On February 10, 2020, the Company entered into the Eighth Amendment to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment were superseded and replaced by the amendments set forth in the Ninth Amendment (as defined below). Such amendments would have only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs. Refer to Note 4, Acquisitions, for more information regarding the status of this purchase agreement.
On June 26, 2020, the Company entered into the Ninth Amendment to the 2016 Credit Agreement, which made certain changes to the previously amended credit agreement, including among other things, (i) superseding and replacing the amendments set forth in the Eighth Amendment, (ii) increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal, (iii) increasing the maximum consolidated leverage ratio to 5.50 to 1.00 upon effectiveness of the Ninth Amendment through September 30, 2021 with step-downs to 5.00 to 1.00 and 4.50 to 1.00 in future years and with additional increases occurring upon a consummation of the acquisition of eNett and Optal, (iv) in the event the Company’s consolidated leverage ratio is equal to or exceeds 5.50 to 1.00, (a) creating a new top interest rate margin for the tranche A term loan facility and revolving credit facility of 3.00% with respect to Eurocurrency Rate Loans, as defined in the 2016 Credit Agreement, and 2.00% with respect to Base Rate Loans, as defined in the 2016 Credit Agreement, and (b) if the acquisition of eNett and Optal closes, prohibiting the Company from making certain intercompany investments and restricted payments, (v) increasing cash netting for the purpose of calculating leverage ratios, including unlimited cash netting with respect to the calculation of financial covenants and increased cash netting for pricing purposes for a period of time, with a permanent increase to $250 million for all purposes ($400 million if the eNett and Optal transaction closes), (vi) increasing the LIBOR floor on revolving credit facility borrowings from 0 basis points to 75 basis points, (vii) requiring the Company to maintain unrestricted cash and revolver availability of at least $752 million (as may be reduced pursuant to the terms of the Ninth Amendment) (the “Minimum Availability Amount”), and (viii) to the extent the acquisition of eNett and Optal is consummated, requiring the Company to submit a borrowing request to borrow the Minimum Availability Amount, less the amount of any cash used by the Company for the purpose of consummating the acquisition of eNett and Optal.
On July 29, 2020, the Company entered into the Tenth Amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million.
On August 20, 2020, the Company entered into the Eleventh Amendment to the 2016 Credit Agreement, which among other things, limits the borrowing conditions for a $752 million portion of the revolving credit facility in connection with the acquisition of eNett and Optal to the absence of a payment or bankruptcy event of default and the accuracy of specified representations and warranties of eNett and Optal in the purchase agreement and specified representations and warranties of the Company set forth in the Third Amended and Restated Commitment Letter until April 22, 2021.
As of September 30, 2020, we had an outstanding principal amount of $886.3 million on our secured tranche A term loan, an outstanding principal amount of $1.4 billion on our secured tranche B term loan and outstanding letters of credit of $51.6 million drawn against our $870.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The tranche B term loans mature during May 2026 while the revolving credit facility and tranche A term loans mature during July 2023, subject to earlier maturity in August 2022 in certain circumstances.
Incremental loans of up to the greater of $375.0 million (plus the amount of certain prepayments) and an unlimited amount subject to satisfaction of a consolidated secured leverage ratio test could be made available under the 2016 Credit

Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments. Proceeds from the 2016 Credit Agreement may be used for working capital purposes, acquisitions, payment of dividends and other restricted payments, refinancing of indebtedness and other general corporate purposes. The Company has agreed, with its lenders, to maintain at least $752 million of capacity on the secured revolving credit facility until the earlier of the resolution of the eNett and Optal acquisition and related litigation or April 2021.
See Part I – Item 1 – Note 10, Financing and Other Debt, in this report and Part I – Item 1 – Note 16, Financing and Other Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2019 for further information regarding the 2016 Credit Agreement.
Under the 2016 Credit Agreement as amended, and prior to the closing of the acquisition of eNett and Optal, if it occurs, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00 and a consolidated leverage ratio, measured quarterly in accordance with the provisions of the 2016 Credit Agreement, of no more than 5.50 to 1.00 for fiscal quarters through September 30, 2021 and decreasing to 5.00 to 1.0 at December 31, 2021 through September 30, 2022 and 4.50 to 1.0 at December 31, 2022 and thereafter. If the closing of the acquisition of eNett and Optal occurs, the consolidated interest charge coverage ratio, measured quarterly, would decrease from 3.00 to 1.0 to 2.75 to 1.0 for the period from December 31, 2020 through March 31, 2021. Thereafter, the consolidated interest charge coverage ratio would revert back to no less than 3.00 to 1.00. The consolidated leverage ratio would increase to no more than 7.00 to 1.0 for the third quarter of 2020, 7.50 to 1.0 for the quarters ending December 31, 2020 and March 31, 2021, 7.00 to 1.0 for the quarter ending June 30, 2021, 6.50 to 1.0 for the quarter ending September 30, 2021, 6.00 to 1.0 for the quarters ending December 31, 2021 through September 30, 2022 and 5.00 to 1.0 thereafter. Notwithstanding the forecasted impacts of COVID-19 on the Company’s financial results, the Company does not expect to be in violation of any of its financial covenants for a period of at least one year from the date of these financial statements.
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
Deposits are classified based on their contractual maturities, which are explicitly stated for certificates of deposit. While brokered money market deposits may be withdrawn by the holder at any time, the allowed number of transactions may be limited and notification may be required. Customer deposits are released at the termination of the relationship, net of any customer receivable, or upon reevaluation of the customer’s credit in limited instances.
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
As of September 30, 2020 and December 31, 2019 we had $1.3 billion and $1.5 billion in deposits with original maturities ranging from 1 year to 5 years as of September 30, 2020. See Part I – Item 1 – Note 9, Deposits, in this report for further information regarding our deposits.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $380.0 million and $355.0 million as of September 30, 2020 and December 31, 2019, respectively. There were no outstanding borrowings as of September 30, 2020. As of December 31, 2019, there were outstanding borrowings of $35.0 million.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.

The following table provides the amounts outstanding under the participation debt agreements in place at September 30, 2020 and December 31, 2019. There are no amounts outstanding as of September 30, 2020.

	September 30, 2020			December 31, 2019
(In thousands)	Amounts Available(1)	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding	Remaining Funding Capacity
Short-term debt, net		$—			$50,000
Total(1)	$60,000	$—	$60,000	$80,000	$50,000	$30,000

Average interest rate		Not applicable			4.17%
(1) Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021.
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
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions through January 27, 2021, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
Securitization Facilities
The Company is a party to two securitized debt agreements. Under these agreements, our subsidiaries sell trade accounts receivable to bankruptcy-remote subsidiaries consolidated by the Company. Amounts collected on the securitized receivables are restricted to pay the securitized debt and are not available for general corporate purposes. See Part I – Item 1 – Note 10, Financing and Other Debt, for more information regarding these facilities.
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of September 30, 2020, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 19, Supplementary Regulatory Capital Disclosure, for further information.

Interest Rate Risk
At September 30, 2020, we had variable-rate borrowings of $2.3 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 2.3 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility.
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
As of September 30, 2020, we maintained six interest rate swap contracts that are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 0.743 percent and 2.413 percent.
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
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $35.1 million and $77.4 million as of September 30, 2020 and December 31, 2019, respectively. The decrease is primarily due to the exclusion of cumulative earnings of WEX Latin America upon its sale on September 30, 2020.. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable, where applicable, to foreign countries, but would have no further federal income tax liability. The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of September 30, 2020 and December 31, 2019, we had posted letters of credit totaling $51.6 million and $51.3 million, respectively, as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
See Part I – Item 1 – Note 11, Off-Balance Sheet Arrangements, for further information about the Company’s off-balance sheet arrangements.
Contractual Obligations
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.2 million and $2.4 million during the three and nine months ended September 30, 2020, respectively, as a result of lower volumes resulting from COVID-19.
There were no other material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2019.
Commitments
In connection with the agreement to purchase eNett and Optal, the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc., which has been subsequently amended and restated, for senior secured and unsecured credit facilities in the aggregate amount of up to $1.4 billion, which reflects a reduction of $1.7 billion in backstops that were eliminated under the terms of the Eighth Amendment to the 2016 Credit Agreement. On August 20, 2020, the Company entered into the Third Amended and Restated Commitment Letter to, among other things, reallocate $600.0 million of aggregate credit commitments from a senior secured bridge facility to a 364-day unsecured credit facility and to extend this portion of the commitment by six months to April 22, 2021. The remaining $752.0 million consists of a seven-year term loan B facility commitment that was not affected by this Third Amended and Restated Commitment Letter. Under the Third Amended and Restated Commitment Letter, the Company is subject to various underwriting, ticking, and other fees that are payable from time to time or may only be payable upon funding, if it were to occur. As part of the Third Amended and Restated Commitment Letter, the Company incurred and capitalized $3.0 million of underwriting fees associated with the commitment, which are being amortized to financing interest expense over the commitment period through April 22, 2021. In addition to the underwriting fees incurred, the Company became subject to certain ticking fees payable on the term loan B facility commitment and the unsecured credit facility beginning during the third quarter of 2020. These fees are payable based on the total commitment value through the commitment expiration dates and at rates ranging from 50 basis points to 350 basis points. During the three and nine months ended September 30, 2020, the Company incurred $4.9 million in ticking fees, which were recorded as financing interest expense in the condensed consolidated statement of operations, and are due during October 2020 and April 2021.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of September 30, 2020. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Convertible Notes
The Convertible Notes issued on July 1, 2020 provided the Company with net proceeds of approximately $299.2 million and bear interest at a rate of 6.5% per annum. The Company has the option to pay this interest in cash semi-annually, defer payment through accretion to the principal amount of the Convertible Notes, or to elect a combination of these two alternatives. The Convertible Notes may be converted at any time at the option of holders of the Convertible Notes, based on an initial conversion price of $200 per share, subject to certain adjustments, into shares of the Company's common stock, cash, or a combination thereof at the Company's election. The indenture associated with the Convertible Notes includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture contains other customary terms and covenants, including customary events of default.
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
To the extent calculated expected credit losses are not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of September 30, 2020, we have an estimated reserve for credit losses, including fraud losses, that is 2.5 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses for the quarter by $11.0 million.

Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2020, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2019.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings.
On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company by filing claims in the High Court of Justice of England and Wales in the United Kingdom. The legal proceedings deny that there has been a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others) and allege that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants seek a declaration that no Material Adverse Effect has occurred within the meaning of the purchase agreement and orders for specific performance of WEX’s obligations under the purchase agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, including, among other things, the determination of the industry in which eNett and Optal operate and of the other participants in such industry, in each case for purposes of interpreting the definition of Material Adverse Effect in the purchase agreement. On October 12, 2020, the Court handed down its judgment, which concluded, among other things, that the Optal and eNett Groups operate in the payments industry and the B2B payments industry and that, for the purpose of the definition of the Material Adverse Effect clause, the relevant industry is the B2B payments industry. The Court found that there was no travel payments industry, as argued for by eNett and Optal. This finding means that when determining whether eNett or Optal have been disproportionately impacted by COVID-19, a comparison will be made against other B2B payments companies. The Company believes that eNett and Optal have been and are disproportionately impacted, however, this matter is to be decided conclusively at a subsequent trial and the outcome of such proceedings cannot be predicted at this time.
The claimants are seeking permission to appeal certain aspects of the judgment. This includes the Court's decision that, for the purpose of the Material Adverse Effect clause, the relevant industry is the B2B payments industry and the Court's decision on a question concerning which party bears the burden of proof in relation to the Material Adverse Effect clause. In addition, the Company is seeking permission to appeal a part of the Court's judgment concluding that impacts caused by changes in Law (as defined in the purchase agreement) arising from the pandemic may not be taken into account in determining whether or not there has been a Material Adverse Effect, and a part of the Court's judgment concluding that the carve-out addressing disproportionate effects in the definition of Material Adverse Effect only applies to events that have had a Material Adverse Effect (and not events that were 'reasonably expected' to have a Material Adverse Effect). If the claimants obtain permission to appeal the question of the relevant industry for the purpose of the Material Adverse Effect clause, the Company expects to also seek permission to appeal an aspect of the judgment dealing with how the comparison of eNett and/or Optal would be made against other participants in the "travel payments industry" had such an industry been found to exist.
As of the date of this filing, we are not involved in any other material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the third quarter of 2020. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10–K/A for the year ended December 31, 2018 due to issues involving our Brazil subsidiary, which was subsequently sold in September 2020, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2019, and in Part II, "Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, which could materially affect our business, financial condition or future results. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and the risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the additional risk factor set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
The extent to which the coronavirus pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict.

The spread of the COVID-19 pandemic has significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in transformational change in business and consumer behavior, as well as authorities implementing numerous measures aimed at containing the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, among others, while some markets have also implemented multi-step policies with the goal of resuming activities that are or have previously been restricted. The regions in which we operate are in varying stages of dealing with, and suffering impacts from, the COVID-19 pandemic. Certain jurisdictions have started to recover from the initial impacts of the pandemic, only to then face increases in new COVID-19 cases. These variances have not only negatively impacted business and consumer spending habits, they have also impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners. These factors may remain prevalent for a significant period of time and they are likely to continue to affect our business, results of operations and financial condition.
In particular, we expect that we will continue to experience impacts on our business and results of operations due to a number of factors, including:
•The effect of COVID-19, and the related impact on the demand for worldwide travel.
•Volatility in the price of fuel caused by declines in demand as a result of the impact of COVID-19 and by geopolitical pressures affecting supply, which impact our operating results and may continue to do so if such trends continue.
•Losses arising from customer, partner and merchant failures and credit settlement risks.
•Increased challenges in growing or retaining our customer base and in launching new products or businesses or refreshing existing products in line with expectations or the current and changing needs of our customers.
These factors may remain prevalent for a significant period of time and may continue to affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, developing social distancing and remote working plans for our employees and canceling physical participation in meetings, events and conferences), and we may take further actions in the future, as required. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.
The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will continue to depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, resultant changes in business and consumer behavior, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. The ongoing economic impacts and health concerns resulting from the pandemic may continue to affect economic activity. Even after the COVID-19 pandemic has subsided, we may continue to experience impacts to our business as a result of the virus’s global economic impact, including the availability of credit, impacts on our liquidity, reduced demand for worldwide travel, continued volatility in fuel prices and any recession that has occurred or may occur in the future.
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

Under our 2016 Credit Agreement, as amended through September 30, 2020, we had an outstanding principal amount of $886.3 million on our tranche A term loan facility, an outstanding principal amount equal to $1.4 billion on our tranche B term loan facility and outstanding letters of credit of $51.6 million drawn against our $870 million secured revolving credit facility, with a $250 million sublimit for letters of credit and a $20 million sublimit for swingline loans. On February 10, 2020, we entered into the Eighth Amendment to the 2016 Credit Agreement making certain changes to the previously amended credit agreement, including among other things, effectuating financial covenant amendments and increasing the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal. The amendments set forth in the Eighth Amendment would have only become effective concurrently with the closing of the acquisition of eNett and Optal, if it occurs, and were superseded and replaced by the amendments set forth in the Ninth

Amendment. On June 26, 2020, we entered into the Ninth Amendment to the 2016 Credit Agreement, which among other things, maintained the Eighth Amendment's increased capacity to incur additional incremental loan facilities up to $1.4 billion in connection with the acquisition of eNett and Optal, if it occurs, and modified the maximum consolidated leverage ratio. On July 29, 2020, the Company entered into the Tenth Amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million. On August 20, 2020, the Company entered into the Eleventh Amendment to the 2016 Credit Agreement, which among other things, limits the borrowing conditions for a $752 million portion of the revolving credit facility in connection with the acquisition of eNett and Optal to the absence of a payment or bankruptcy event of default and the accuracy of specified representations and warranties of eNett and Optal in the purchase agreement and specified representations and warranties of the Company set forth in the Third Amended and Restated Commitment Letter until April 22, 2021.

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

In addition, under the 2016 Credit Agreement as amended, unless otherwise agreed by the requisite lenders under the revolving and term A credit facilities, and prior to the closing of the acquisition of eNett and Optal, if it occurs, we are required to remain in compliance with a consolidated EBITDA to consolidated interest charge coverage ratio, measured quarterly, of no less than 3.00 to 1.00 and a consolidated leverage ratio, measured quarterly in accordance with the provisions of the 2016 Credit Agreement, of no more than 5.50 to 1.00 for fiscal quarters through the fiscal quarter ending September 30, 2021 and decreasing to 5.00 to 1.00 for the fiscal quarters ending December 31, 2021 through September 30, 2022 and 4.50 to 1.00 for the fiscal quarters ending December 31, 2022 and thereafter. If the closing of the acquisition of eNett and Optal occurs, the consolidated interest charge coverage ratio, measured quarterly, would decrease from 3.00 to 1.00 to 2.75 to 1.00 for the fiscal quarters ending December 31, 2020 through March 31, 2021 and increase back to 3.00 to 1.00 for the fiscal quarters ending June 30, 2021 and thereafter. The consolidated leverage ratio would increase to no more than 7.00 to 1.00 for the fiscal quarter September 30, 2020, 7.50 to 1.00 for the fiscal quarters ending December 31, 2020 and March 31, 2021, 7.00 to 1.00 for the fiscal quarter ending June 30, 2021, 6.50 to 1.00 for the fiscal quarter ending September 30, 2021, 6.00 to 1.00 for the fiscal quarters ending December 31, 2021 through September 30, 2022 and 5.00 to 1.00 for the fiscal quarters ending December 31, 2022 and thereafter. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person. Our ability to comply with these provisions may be affected by events beyond our control. Failure to comply with the financial covenants or any other non-financial or restrictive covenant in our 2016 Credit Agreement could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and the Convertible Notes and would jeopardize our ability to continue our current operations. The Notes and the Convertible Notes also contain customary negative and affirmative covenants, including, without limitation, certain covenants placing certain limitations on our ability to incur additional debt, and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Notes and the Convertible Notes and to exercise their rights and remedies under the Notes and the Convertible Notes, and could also trigger a default under the 2016 Credit Agreement.

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

In connection with the purchase agreement for the acquisition of eNett, and Optal, and contingent upon the closing of the acquisition, if it occurs, we obtained financing commitments from Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., SunTrust Robinson Humphrey, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association for (a) senior secured credit facilities in the aggregate amount of up to $2.8 billion consisting of (i) up to an approximately $2.0 billion seven-year term loan B facility comprised of approximately $1.1 billion to fund the planned acquisition and $924 million (the “Backstop Term Loans”) to be used to refinance our existing Term A loans under our 2016 Credit Agreement, to the extent that the 2016 Credit Agreement has not been amended prior to the funding of these facilities to increase the maximum consolidated leverage ratio upon the closing of the acquisition to 5.75x, subject to step-downs (the “Financial Covenant Amendment”) and (ii) an $820 million revolving credit facility (the “Backstop Revolving Credit Facility”) to replace our existing revolving credit facility, to the extent the Financial Covenant Amendment has not occurred prior to the funding of these facilities, and (b) a senior unsecured bridge facility in the aggregate amount of up to $300 million minus any gross cash proceeds received by us from the issuance of any senior unsecured notes. If funded, the Backstop Term Loans would replace the existing Term A loans and the Backstop Revolving Credit Facility would replace the existing revolving credit facility. On February 10, 2020, we entered into an Eighth Amendment to our 2016 Credit Agreement which implemented the Financial Covenant Amendment effective upon the closing of the acquisition of eNett and Optal, if it occurs. On July 29, 2020, the Company entered into a Tenth Amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820 million to $870 million. The commitment letter was amended and restated on June 26, 2020 to among other things, reallocate the $1.4 billion of aggregate commitments from a $1.1 billion seven-year term loan B facility and $300 million senior unsecured bridge facility to a $752.0 million seven-year term loan B facility and $600.0 million senior secured bridge facility. The commitment letter was further amended and restated on August 20, 2020 to among other things, reallocate $600.0 million of the aggregate commitments from a senior secured bridge facility to a 364-day unsecured credit facility and to extend this portion of the commitment by six months to April 22, 2021. The remaining $752.0 million consists of a seven-year term loan B facility commitment that was not affected by the most recent amendment. If we pursue additional acquisitions, we could incur further debt or further amend the terms of our existing 2016 Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time. We did not purchase any shares of our common stock during the quarter ended September 30, 2020. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of September 30, 2020.

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
	3.2
Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	3.3
Amended and Restated By-Laws of WEX Inc., as amended and restated as of April 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2019, File No. 001-32426)

	4.1
Indenture, dated as of July 1, 2020, by and between WEX Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

	4.2
Form of 6.50% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

	10.1
Third Amended and Restated Commitment Letter, dated as of August 20, 2020, by and among WEX Inc., Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., MUFG Bank, Ltd., Truist Securities, Inc., Truist Bank, Wells Fargo Securities, LLC, Wells Fargo Bank, N.A., Bank of Montreal, BMO Capital Markets Corp., Santander Bank, N.A., KeyBank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a division of Regions Bank, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc. and Fifth Third Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2020, File No. 001-32426)

	10.2
Tenth Amendment to Credit Agreement, dated as of July 29, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. Tenth Amendment to Credit Agreement, dated as of July 29, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Mizuho Bank, Ltd., as the incremental revolving loan lender, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 3, 2020, File No. 001-32426) therein, Mizuho Bank, Ltd., as the incremental revolving loan lender, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 3, 2020, File No. 001-32426)

	10.3
Eleventh Amendment to Credit Agreement, dated as of August 20, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 21, 2020, File No. 001-32426)

	10.4
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

	10.5
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

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

WEX INC.

November 9, 2020	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)