Form 10-K
period 2020-12-31
WEX Inc.
filed 2021-03-01
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act).
    ☐  Yes             ☑  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for the purpose of this calculation, but without conceding, that all directors, officers and any 10 percent or greater stockholders are affiliates of the registrant) as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,140,251,666 (based on the closing price of the registrant’s common stock on that date as reported on the New York Stock Exchange).

There were 44,190,995 shares of the registrant’s common stock outstanding as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive Proxy Statement to be delivered to stockholders in connection with the Company's 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this 10–K. With the exception of the sections of the 2021 Proxy Statement specifically incorporated herein by reference, the 2021 Proxy Statement is not deemed to be filed as part of this Annual Report on 10–K.

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
•the demand for worldwide travel as a result of COVID-19 and the length of time it may take for the travel industry to experience a rebound after the effects of the COVID-19 pandemic have subsided;
•the impact of fluctuations in fuel prices, including the impact of any continued reductions in fuel price and the resulting impact on our revenues and net income;
•the effects of general economic conditions, including COVID-19, on fueling patterns, as well as payment and transaction processing activity;
•our compliance, or our failure to comply, with the applicable requirements of MasterCard or Visa;
•any limitation, reduction, or elimination of interchange fees;
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
•the failure to complete or successfully integrate and realize anticipated benefits, synergies and cost savings from the Company’s acquisitions, including the recently competed eNett and Optal acquisition;
•unexpected costs, charges or expenses resulting from an acquisition;
•the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;
•the failure of corporate investments to result in anticipated strategic value;
•the impact and size of credit losses and fraudulent use of our payment cards or systems;
•the impact of changes to the Company’s credit standards;
•breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;
•the Company’s ability to successfully obtain new customers and commercial agreements, maintain key commercial agreements, or maintain customer volumes under such commercial agreements;
•failure to expand the Company’s technological capabilities and service offerings as rapidly as the Company’s competitors;
•failure to successfully implement the Company’s information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;
•the regulation, supervision, and examination of our business or our entities by domestic and foreign governmental authorities, as well as litigation and regulatory actions;
•the effect of the United Kingdom’s departure from the European Union and the resulting trade agreement;
•the impact of the transition from LIBOR as a global benchmark to a replacement rate;
•the impact of the 2016 Credit Agreement, the Notes and the Convertible Notes on our operations;

•the impact of increased leverage on the Company’s operations, results or borrowing capacity generally, and as a result of acquisitions specifically;
•the impact of sales or dispositions of significant amounts of our outstanding common stock into the public market, or the perception that such sales or dispositions could occur;
•the possible dilution to our stockholders caused by the issuance of additional shares of common stock or equity-linked securities, whether as a result of the Convertible Notes or otherwise;
•the incurrence of impairment charges if our assessment of the fair value of certain of our reporting units changes;
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of this Annual Report and in connection with such forward-looking statements.

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

RISK FACTOR SUMMARY
Investment in our securities involves risk. Below is a summary of what we believe to be the principal risks facing our business. You should carefully review and consider this summary along with the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report and other information included in this Annual Report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.
If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
•Our operations, business, and financial condition have been and are expected to continue to be adversely affected by the COVID-19 pandemic. COVID-19 has negatively impacted the business and consumer spending habits which result in revenues for us and has impacted our workforce and operations and the operations of our customers, suppliers and business partners.
•A significant portion of our revenues are related to the dollar amount of fuel purchased by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for fuel and other vehicle products and services and/or volatility in fuel prices could have a material adverse effect on our revenues and financial condition.
•If we fail to comply with the applicable requirements of MasterCard or Visa, they could seek to fine us, suspend us or terminate our registrations. We depend on MasterCard or Visa to process a large number of transactions and any disruption or elimination of that ability could have a material adverse effect on our revenues and business.
•A substantial portion of our revenue is generated by network processing fees, known as interchange fees, associated with transactions processed using our payment systems. Any limitation, reduction or elimination of these fees, whether by regulation or by private actions or otherwise could have a material adverse effect on our revenues and business.
•If we fail to adequately assess and monitor credit risks posed by our counterparties or there is fraudulent use of our payment cards or systems, we could experience an increase in credit loss and other intangible damages. This could affect our results from operations as well as our business reputation, among other things.
•The payments solutions industry is highly competitive. Such competition could have a material adverse effect on the fees we receive, our margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
•We may never realize the anticipated benefits of acquisitions we have completed or may undertake and we may encounter difficulties in trying to integrate such acquisitions and incur significant expenses or charges as a result of an acquisition. In December 2020, we consummated the acquisition of two travel focused electronic payments companies that were significantly impacted by the global COVID-19 pandemic. Given that the global COVID-19 pandemic has had, and will likely continue to have, a large effect on the travel industry, there can be no guarantee that we will achieve any of the anticipated benefits from this acquisition.

•Unpredictable events, including natural catastrophes or public health crises, dangerous weather conditions, technology failure, political unrest, and terrorist attacks in the locations in which we or our customers operate, or elsewhere, may adversely affect our ability to conduct business and could impact our results.
•WEX Bank operates under an industrial loan charter (ILC), which allows us to accept brokered deposits, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products. The loss or suspension of WEX Bank's industrial loan charter, changes in applicable regulatory requirements, or an increase in the number or type of institutions eligible for an ILC could be disruptive to certain of our operations, increase costs, and increase competition.
•We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations. At December 31, 2020, we had approximately $3,026.8 million of debt outstanding, net of unamortized debt issuance costs and debt discount, including $152.7 million in current liabilities.
•We may want or need to refinance a significant amount of indebtedness or otherwise require additional financing to react to changing economic or business conditions or to replace maturing debt, fund working capital, capital expenditures, acquisitions, or other general corporate purposes. In addition, our access to lenders in the future is also dependent on, among other things, market conditions, which are variable and potentially volatile, and which could result in increased costs for obtaining and servicing our indebtedness. Accordingly, there is no guarantee, however, that we will be able to finance or obtain additional financing on favorable terms, or at all.
•Existing and new laws and regulations and enforcement activities could negatively impact our business and the markets we presently operate in or could limit our expansion opportunities. These regulations can negatively impact our revenues and increase our compliance costs. In addition, failure to comply with laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines, among other things.
•If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operations could be adversely impacted.
•Our business is regularly subject to cyberattacks and attempted security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
•Provisions in our charter documents, Delaware law, applicable banking law and the Convertible Notes may delay or prevent our acquisition by a third party.
•The issuance by us of additional shares of common stock or equity-linked securities, including in connection with conversions of our outstanding Convertible Notes (as defined below), may cause dilution to our stockholders.

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
Adjusted Net Income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, restructuring and other costs, legal settlement, impairment charges, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, similar adjustments attributable to our non-controlling interests and certain tax related items.

AOC	AOC Solutions and one of its affiliate companies, 3Delta Systems, Inc.
ASC	Accounting Standards Codification

ASU 2014–09	Accounting Standards Update No. 2014–09 Revenue from Contracts with Customers (Topic 606)
ASU 2016–01	Accounting Standards Update No. 2016–01 Financial Instruments–Overall (Subtopic 825–10): Recognition and Measurement of Financial Assets and Financial Liabilities
ASU 2016–02	Accounting Standards Update No. 2016–02 Leases (Topic 842)
ASU 2016–13	Accounting Standards Update No. 2016–13 Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2017–04	Accounting Standards Update 2017–04–Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Australian Securitization Subsidiary	Southern Cross WEX 2015-1 Trust, a special purpose entity consolidated by the Company
B2B	Business-to-business
CDH	Consumer-directed healthcare
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020.
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
CFPB	Consumer Financial Protection Bureau
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FDIC	Federal Deposit Insurance Corporation
FinCEN	Financial Crimes Enforcement Network of the U.S. Department of the Treasury
FRA	Federal Reserve Act
FSA	Flexible Spending Accounts
GAAP	Generally Accepted Accounting Principles in the United States
GILTI	Global Intangible Low Taxed Income
WEX Fleet Europe (Go Fuel Card)	A fleet business in Europe acquired from EG Group on July 1, 2019
HRA	Health Reimbursement Arrangements
HSA	Health Savings Accounts
ICS	Insured Cash Sweep
Indenture	The Notes were issued pursuant to an indenture dated as of January 30, 2013 among the Company, the guarantors listed therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
Legal Settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75% fixed rate, issued on January 30, 2013
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Optal	Optal Limited
Over-the-road	Typically heavy trucks traveling long distances
Pavestone Capital	Pavestone Capital, LLC
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
PBRSUs	Performance-based restricted stock units
Purchase volume	Total U.S. dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company

Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
RSUs	Restricted stock units
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the acquisition related intangible amortization, impairment charges, stock-based compensation, restructuring and other costs, debt restructuring costs and unallocated corporate expenses.
TSR	Total shareholder return
Transaction processing transactions	Unfunded payment transactions where the Company is the processor and only has receivables for the processing fee
UNIK or WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020
U.S. Health business	WEX Health and Discovery Benefits, collectively
Utah DFI	Utah Department of Financial Institutions
VCN	Virtual card number
VPN	Virtual private network
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	Legacy healthcare operations prior to the acquisition of Discovery Benefits

PART I
ITEM 1. BUSINESS
Our Company
    WEX Inc. is a leading financial technology service provider having simplified the complexities of payment systems across continents and industries. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions, which are described in more detail below. The Company’s U.S. operations include WEX Inc., the majority-owned U.S. Health business (currently consisting of WEX Health and Discovery Benefits), and our wholly-owned subsidiaries WEX Bank, WEX FleetOne, Noventis and EFS. Our international operations include our wholly-owned operations including, WEX Fuel Cards Australia, WEX Prepaid Cards Australia, WEX Canada, WEX Asia, WEX Europe Limited, WEX Fleet Europe, and eNett and Optal and their respective operating subsidiaries, and a controlling interest in WEX Europe Services Limited and its subsidiaries.
    WEX Bank, a Utah industrial bank incorporated in 1998, is an FDIC insured depository institution. The functions performed at WEX Bank contribute to the U.S. and Canadian operations of Fleet Solutions and the majority of operations of Travel and Corporate Solutions by providing a funding mechanism, among other services. With our ownership of WEX Bank, we have access to low-cost sources of capital. WEX Bank raises capital primarily through the issuance of brokered deposit accounts and provides the financing and makes credit decisions that enable the Fleet Solutions and Travel and Corporate Solutions segments to extend credit to customers. WEX Bank approves customer applications, maintains appropriate credit lines for each customer, is the account issuer, and is the counterparty for the customer relationships for most of our programs in the U.S. Operations such as sales, marketing, merchant relations, customer service, software development and IT are performed as a service within our organization but outside of WEX Bank. WEX Bank’s primary regulators are Utah DFI and the FDIC. The activities performed by WEX Bank are integrated into the operations of our Fleet Solutions and Travel and Corporate Solutions segments. The relationship between WEX Inc. and WEX Bank is governed under a master service agreement, which establishes the parameters of the services described above.
Recent Developments
Acquisition of eNett and Optal
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett, a leading provider of B2B payments solutions to the travel industry, and Optal, a company that specializes in optimizing B2B transactions, for an aggregate purchase price comprised of $1.3 billion in cash and 2.0 million shares of the Company’s common stock, subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others). The Company concluded that the COVID-19 pandemic and conditions arising in connection with it had a Material Adverse Effect on the eNett and Optal businesses, disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it was not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company seeking a declaration that no Material Adverse Effect had occurred and an order for specific performance of WEX's obligations under the purchase agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues. On October 12, 2020, the Court handed down its judgment, which concluded, among other things, that the Optal and eNett Groups operate in the payments industry and the B2B payments industry and that, for the purpose of the definition of the Material Adverse Effect clause, the relevant industry is the B2B payments industry. The Court found that there was no travel payments industry, as argued for by eNett and Optal. This finding meant that when determining whether eNett or Optal have been disproportionately impacted by the pandemic, a comparison would be made against other B2B payments companies. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
On December 15, 2020, the Company entered into a Deed of Settlement (the “Settlement Deed”) with eNett, Optal and the other parties thereto providing for, among other things, (i) the dismissal with prejudice of the legal proceedings and appeals described above, (ii) the amendment of original purchase agreement and (iii) the release of all claims capable of arising out of, or in any way connected with or relating to the COVID-19 pandemic, but excluding any claims arising under the amended purchase agreement. The closing of the acquisition occurred concurrent with the execution of the Settlement Deed on December 15, 2020. The amended purchase agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million (subject to certain adjustments) consisting entirely of cash, which the company paid with cash on hand, and the closing of the acquisition occurring concurrent with the execution of the Settlement Deed on December 15, 2020. The Company determined the aggregate purchase price represents consideration paid for the businesses acquired and for the settlement of legal proceedings described above. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million has been allocated to the legal proceedings settlement, which has been included in legal settlement expense in the consolidated statement of operations for the year ended December 31, 2020.

Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A, (the "WEX Latin America" business). The operations of WEX Latin America were primarily included in the Health and Employee Benefit Solutions segment through the date of sale. A pre-tax loss on sale of subsidiary of $46.4 million, has been reflected in the consolidated statement of operations for the year ended December 31, 2020. The Company decided to sell UNIK S.A. because it no longer aligned with the strategic direction of the Company.
FLEET SOLUTIONS SEGMENT
Overview
    Our Fleet Solutions segment is a leader in fleet vehicle payment processing services specifically designed for the needs of large fleets, government fleets, over-the-road carriers and small businesses. As of December 31, 2020, 15.8 million vehicles use our payment solutions for fleet management.
Sales
    Payment processing transactions are the primary revenue source in Fleet Solutions and are based on a percentage of the aggregate dollar amount of the customer’s purchase, a fixed amount per transaction or a combination of both. Normally, in a domestic payment processing transaction, we extend short-term credit to the fleet cardholder and pay the merchant within ten days, on average, for the purchase price, less the fees we retain and record as revenue. Revenue from our WEX Europe Services and Go Fuel Card operations is primarily derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. In both types of transactions, we collect the total purchase price from the fleet customer, normally within 25 days from the billing date. In 2020, we processed approximately 464 million payment processing transactions, compared to approximately 505 million payment processing transactions in 2019.

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
    In addition to revenue derived from payment processing transactions, we recognize account servicing revenue, finance fee revenue and other revenue through the following products and services:
•Customer service, account activation and account retention: We offer customer service, account activation and account retention services to fleets, fleet management companies and the fuel and vehicle maintenance providers on our network. Our services include promoting the adoption and use of our products and programs and account retention programs on behalf of our customers and partners.
•Authorization and billing inquiries and account maintenance: We handle authorization and billing questions, account changes and other issues for fleets through our dedicated customer contact centers, which are available 24 hours a day, seven days a week. Fleet customers also have self-service options available to them through our websites.
•Premium fleet services: We assign designated account managers to businesses and government agencies with large fleets. These representatives have in-depth knowledge of both our programs and the operations and objectives of the fleets they service.
•Credit and collections services: We have developed proprietary account approval, credit management and fraud detection programs. Our underwriting model produces a proprietary score, which we use to predict the likelihood of an account becoming delinquent at application and on an ongoing basis. We have developed a collections scoring model that we use to rank and prioritize past due accounts for collection activities. We also employ fraud specialists who monitor accounts, alert customers and provide case management expertise to minimize losses and reduce program abuse.
•Merchant services: Our representatives work with fuel and vehicle maintenance providers to enroll these providers in our network, test all network and terminal software and hardware, and to provide training on our sale, transaction authorization and settlement processes.

•Analytics solutions: We provide customers with access to web-based data analytics platforms and custom reporting tools that offer insights to fleet managers, including integrating and analyzing business fleet fuel purchases to uncover fraud, manage product type controls and identify cost saving opportunities.
•Ancillary services and offerings: We provide a variety of ancillary services and tools to fleets to help them better manage expenses and capital requirements including tracking driver performance, location and speed; mobile account maintenance and payment tools; tax reporting and permitting services.
Marketing Channels
    We market our fleet products and services both directly and indirectly to commercial and government vehicle fleet customers with small, medium and large fleets, and over-the-road, long haul fleets. Our direct product suite includes payment processing and transaction processing services, WEX branded fleet cards in North America and Motorpass/Motorcharge-branded fleet cards in Australia. Additionally, our over-the-road line of business is marketed under the EFS, EFS Transportation Services, T-Chek and Fleet One brands.
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
Sales
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
HEALTH AND EMPLOYEE BENEFIT SOLUTIONS SEGMENT
Overview
    Our Health and Employee Benefit Solutions segment is comprised of our healthcare payment products and SaaS platforms with which we provide simplified payment capabilities in a complex healthcare market.
Sales
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
    We currently have relationships with approximately 408,000 employers, reaching approximately 33.1 million consumers. Revenue is generated primarily from SasS licensing fees charged to partners and interchange fees from spending on customer debit cards issued under flexible spending, health savings and reimbursement accounts. Cards are branded with either Visa or MasterCard and operate on a restricted open loop network.
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
OTHER ITEMS
Markets
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
The demand for our payment processing, account servicing and transaction processing services combined with significant operating scale has historically driven strong revenue growth and earnings potential. We have an extensive history of organic revenue growth driven by our various marketing channels, our extensive network of fuel and service providers, and our growth in transaction volume. Further, we have completed a number of strategic acquisitions to expand our product and service offerings, which have contributed to our revenue growth and diversification of our products and services. We have an experienced and committed management team that has substantial industry knowledge and a proven track record of financial success. The team has been successful in driving strong growth with consistent operating performance. We believe that our management team positions us well to continue successfully implementing our growth strategy and capturing operating efficiencies. In addition, we believe that the following factors, by reportable segment, distinguish us from our competitors and place us in a strong competitive position.

Fleet Solutions
•Our proprietary closed-loop fuel networks in the U.S. and Australia are among the largest in each country. We describe our fleet payment processing networks as “closed-loop” because we have a direct contractual relationship with both the merchant and the fleet, and only WEX transactions can be processed on these networks. We have built networks that management estimates provide coverage to over 90 percent of fuel locations in the U.S. and Australia, as well as wide acceptance in Europe. This provides our customers with the convenience of broad acceptance.
•Our proprietary closed-loop fuel networks provide us with access to a higher level of fleet-specific information and control as compared to what is typically available on an open-loop network. This provides high-level purchase controls at the point-of-sale, including the flexibility of allowing fleets to restrict purchases and receive automated alerts. Additionally, we have the ability to refine the reporting provided to our fleet customers and customers of our strategic relationships.
•We offer a differentiated set of products and services, including security and purchase controls, to allow our customers and the customers of our strategic relationships to better manage their vehicle fleets. We provide customized analysis and reporting on the efficiency of fleet vehicles and the purchasing behavior of fleet vehicle drivers. We make this data available to fleet customers through both traditional reporting services and sophisticated web-based data analytics tools.
•Our long-standing strategic relationships, multi-year contracts and high contract renewal rates have contributed to the stability and recurring nature of our revenue base. We believe that we offer a compelling value to our customers relative to our competitors given the breadth and quality of our products and services and our deep understanding of our customers’ operational needs. We have a large installed customer base and co-branded strategic relationships with some of the largest U.S. fleet management providers and with various oil companies and convenience store operators that use our private label solutions. Our wide site acceptance, together with our private-label portfolios and value-added product and service offerings, drive high customer satisfaction levels, as evidence by high customer retention rates.
•Our capabilities in the over-the-road market space enhance our ability to serve fleet customers who operate both heavy duty trucks and cars or light duty vehicles in the U.S. and Canada as well as to blend the small fleet and private label businesses for greater scale.
•Our European commercial fuel card programs, which use a closed-loop network, combined with long term supply agreements to serve the current and future European Fleet business, provides us with a strong foundation in the large European fleet market.
Travel and Corporate Solutions
•Our travel and corporate payment products offer customers enhanced security and control for complex payment needs and the accounts payable segment of the market. Our strategic relationships include many of the largest online travel agencies in the world. We continue to expand our online travel payment solution capabilities and geographies, which currently include North America, South America, the United Kingdom, Europe, Africa, Asia and Australia/New Zealand. As of December 31, 2020, we settle transactions in over 20 currencies.
Health and Employee Benefit Solutions
•The U.S. Health business uses an industry leading proprietary cloud-based platform to simplify healthcare benefits administration for employers and consumers. We provide a comprehensive suite of products and services that can be customized to fit the needs of the complex healthcare space. As a result of this complete solution, which distinguishes us from competitors, we have high customer retention rates. Our large partner network expands our opportunities in the healthcare financial technology market and solidifies our strong competitive position.
Another factor that places us in a strong competitive position is that we have an enterprise-wide risk management program that helps us identify and manage inherent risks related to our liquidity, extension of credit and interest rates. Our ownership of WEX Bank provides us with access to low cost sources of capital, which provide liquidity to fund our short-term card receivables. We have maintained a long record of low credit losses due to the short-term, non-revolving credit issued to our customer base. Our credit risk management program is enhanced by our proprietary scoring models, managing credit lines and early suspension policy. Interest rate risk is managed through diversified funding sources at WEX Bank including interest bearing money market deposits and certificates of deposit with varying maturities. Some of our merchant contracts provide the ability to raise rates if interest rates rise.

Strategy
The Company’s performance during the year ended December 31, 2020, was shaped by a newly updated corporate strategy and the global COVID pandemic. While we continue to prioritize customers, technology, talent, and execution, we refined our strategy to more specifically focus on how we will meet the needs of an evolving landscape.
•Continue to Win & Expand Using Customer Relationships. We seek to drive organic growth across our segments by nurturing our customer relationships and ensuring we are a trusted strategic partner. We have successfully integrated the two major oil wins and those portfolios are continuing to perform well. Our industry-leading support and service will enable us to grow with existing customers and win new customers.
•Deliver Modular Solutions on Integrated Platforms. We will focus on differentiating ourselves by anticipating our customers’ technology needs and providing innovative offerings. We will do this through integrating and continuously improving our payment platforms and by embedding intelligence, agility, and resiliency everywhere across the organization.
•Continuously Reinvent Through Diversification. As global markets continue to evolve, we will minimize our exposure to macro forces and customer concentration. We will accomplish this by identifying new verticals, business models, and geographies for expansion. Along with our organic growth, we will achieve this with our acquisition strategy, which brings further scale and diversification to our offerings. In December, we closed the acquisition of eNett and Optal, which complements our existing travel business by expanding our presence in Europe and entering into new markets in Asia.
•Transform to Mitigate Risk & Maximize Scale. To drive efficiency, we will optimize operations by improving technological capabilities and risk management. To accomplish this, we will maximize the value of shared services, streamline and standardize our technologies, and automate wherever possible. This year we built out a new data team and platform to optimize our operations and identify new ways to drive growth. We will expand our use of AI, machine learning, and other innovative tools to ensure we can scale with our growth and further mature our risk management.
•Leverage Our Culture & Grow Our Talent. Through leveraging our winning, inclusive, and values-based culture, we will mine, grow, and maximize talent that adapts to our future business. During the pandemic, the safety and health of our employees have taken on even more importance. We have made significant technology investments to rapidly support our remote workforce, we gave all US employees an additional two weeks of paid time off to allow for personal time away from “the office”, and we leveraged our Compassion Fund to help both furloughed and active employees. We have also invested in our Diversity and Inclusion efforts including the launch of various employee resource groups to support our current employees and develop a culture of inclusion to attract new talent. One of the benefits of supporting the remote workforce is that we can now recruit from more diverse geographies.
Human Capital
We believe that maintaining our continued growth and position as a leading provider of financial technology solutions requires a strategy focused on attracting, developing and retaining exceptional talent, as well as fostering a culture that supports innovation and collaboration globally. Each of our employees contributes to our growth and success. As of December 31, 2020, WEX Inc. and its subsidiaries had approximately 5,300 employees, of which approximately 4,300 were located in the United States. None of our U.S.-based employees are subject to a collective bargaining agreement. Certain non U.S.-based employees are members of trade unions or works councils.
Values
We believe our core values of Community, Execution, Innovation, Integrity and Relationships differentiate us from our competitors and meaningfully contribute to our growth and business success.
Operating with transparency and authenticity is of the utmost importance, internally and externally. Collaboration across the organization, a culture of curiosity and respectful communication support the development and retention of superior talent and the growth of our business. For WEX, it’s all about the people.
Along with being a growth-focused company, we take pride in prioritizing and maintaining a positive corporate environment where WEX employees enjoy their work, respect and support their colleagues and are encouraged to innovate and collaborate. We strive to foster a culture where our employees recognize the value of their contributions—and of our business—to support the growth and development of the communities in which we operate.

Talent Management Focused on Recruitment, Development and Retention
We believe that attracting, developing and retaining key employees and members of our management team are of paramount importance to the success of our organization, including meeting or exceeding our business and growth goals. The skills, experience, institutional and industry knowledge of our employees significantly benefit our operations and performance.
There are several ways in which we attract, develop, and retain highly qualified talent. Here is an overview on key programs at WEX that support each of these pillars:
•In line with our values, we encourage creativity and innovation and regularly reinforce the importance of integrity and respectful communication.
•We strategically recruit diverse, qualified candidates to help support our culture of innovation and fostering creativity. We support our talent pipeline through internships, co-ops, and partnerships with universities.
•In addition, we collaborate with a broad range of organizations to introduce us to qualified diverse candidates.
•We provide competitive and valuable Total Rewards benefits that help our employees thrive while protecting what is most important: health, families and overall well-being. Our Total Rewards program consists of five elements: social; health; community; financial; and career, and is designed to support employees in reaching their personal and professional goals. We offer market-competitive compensation packages as well as a variety of benefits through our Total Rewards program, including a 401(k) employer match, incentive-based cash and/or equity based compensation awards, company-subsidized medical insurance coverage, recognition programs, paid volunteer time off, and paid time off, among other benefits.
•We provide employees with comprehensive training programs, tools and education throughout their employment with us, including online self-service learning platforms, professional development, leadership and mentoring programs, wellness challenges, incentives to foster community and engagement, dedicated well-being campaigns and personal financial counseling.
•Through our Great Leader Behaviors, employees are provided a baseline of behaviors and qualities to embody in their daily interactions with colleagues, customers and partners. We believe it’s not just what we do, but how we do it that matters, and our Great Leader pillars lay the foundation for clear and consistent behavior at all levels. In turn, we are better able to maintain an inclusive, innovative and collaborative environment for all employees to work, live and thrive.
•We do not limit equity awards to our senior leadership; employees at different levels throughout our organization are eligible to receive equity awards as part of their annual compensation, including a number of individual contributors. Equity compensation supports retention of key employees and further aligns the interests of those individuals with those of our stockholders. We operate in a highly competitive talent marketplace, and our approach to equity compensation supports WEX having the right people in the right roles at the right time to achieve our short- and long-term goals.
•Our leadership recognizes that small tweaks in processes or in the way we engage with employees or customers can lead to big successes. We believe in continuous improvement and regularly evaluate, and consider potential enhancements to, our internal processes and technologies to support and increase employee engagement, productivity and efficiency.
•One way we capture employee feedback is employee surveys, which measures cultural and engagement indicators.
•We regularly review talent retention at different levels of our organization relative to expectation, over-time trends and market norms.
Diversity, Equity and Inclusion
At WEX, we strive to achieve a fully inclusive global workplace that unifies and celebrates the diversity of our people, and this is embedded in our core values. We believe that to fully realize our potential as a company, we must continue to foster a workplace that ignites a sense of belonging and provides equal opportunities and treatment for our employees. We embed diversity and inclusion as a business imperative because we believe the best solutions happen when all individuals are treated fairly and respectfully, have equal access to opportunities and resources and can contribute fully to our organization’s success.

Our commitment to diversity and inclusion is shown in many ways, including:
•Our blend of managers comes from both homegrown talent and from outside the company, and leveraging talent internally and from companies we have acquired. Our leaders hail from businesses large and small, and bring a diversity of thought and approach to WEX.
•We furthered our commitment to diversity, equity and inclusion during 2020 by expanding the responsibilities section of the charter for the Compensation Committee of our Board of Directors to specifically include providing direction and perspective to management on key diversity initiatives, among other strategies, policies and practices with significant human resource implications.
•As part of WEX’s commitment to creating a diverse and inclusive workplace, we proudly sponsor employee resource groups (ERGs) that focus on, among other employee groups: early career professionals; parents; the LGBTQIA+ community; women; employees of color, employees with differing abilities; and multicultural employee interests. ERGs are part of our larger commitment to diversity, equity and inclusion and our long-term strategy of commitment to maintain an inclusive community. They serve as a key diversity tool in facilitating the recruitment of minority staff, raising diversity awareness across the company and driving strategic discussions about the advancement of employees and a more inclusive workplace. We continue to sponsor newly formed groups and employees are encouraged to form groups to satisfy their individual needs.
•Including our chair and CEO, nearly one-third of the members of our board are women, and 40 percent of our executive leadership team are women. Women, who are a key part of WEX’s business at all levels, represent nearly half of our global workforce.
Employee Health and Safety
We are committed to protecting the safety, health and well-being of our employees, contractors and visitors to our office locations and to ensuring compliance with local health and safety regulations. The health and safety of our employees has been—and continues to be—of vital importance amidst the COVID-19 pandemic. In early 2020, we implemented a COVID-19 global task force to prioritize our pandemic response. Operating on the task force’s recommendation, we pivoted to a remote work environment in March 2020 and instituted a series of employee-focused initiatives, such as increasing flexibility on when and where we work, adding an additional 10 days of emergency time off and expanding child- and elder-care benefits. As the pandemic continues, we remain committed to developing a staged plan for global office reentry when safe to do so. In 2020, we also expanded the criteria of the WEX Cares Foundation, funded by employees and the WEX Board of Directors, to include support for employees severely impacted by COVID-19 hardships.
We continue to provide frequent communications and information to our employees through a dedicated Chief Human Resource Officer COVID-19 newsletter series, town hall meetings, an internal COVID-19 Google Site and external website page, all with the goal of keeping our employees, customers, partners, and communities healthy, safe and informed.
Technology
    We believe that investment in technology is crucial in maintaining and enhancing our competitive position in the marketplace. Our technology infrastructure is supported by secure and redundant data centers and cloud services distributed globally, including locations in the United States, Europe, Australia and Singapore.
    Our fleet fuel-based closed-loop proprietary platforms capture detailed information from the fuel and maintenance locations within our network. Operating a proprietary network not only enhances our value proposition, it also enables us to limit dependence on third-party processors and to respond rapidly to changing customer needs with system upgrades, while maintaining a more secure environment than an open-loop network typically allows. The majority of payments processed on our virtual card open-loop network are through the Company's internally developed software, while a smaller portion are processed using third-party processors. Our infrastructure has been designed around industry-standard architectures to minimize downtime in the event of outages or catastrophic occurrences. At WEX Health, we maintain an integrated multi-account payment platform, including a mobile application. In Australia, Asia Pacific and the United Kingdom, we use standalone platforms to support operations.
    Our secure networks are designed to isolate our data from unauthorized access. We use secure protocols among all applications, and our employees access critical components on a need-to-know basis. We are not aware of any material data breaches experienced by the Company during 2020. We are continually improving our technology to enhance customer experience and to increase efficiency and security. We also review technologies and services provided by others in order to maintain the high level of service expected by our customers and continue to invest in our technology infrastructure.

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
Seasonality
    Our businesses are affected by seasonal variations. For example, in a typical year, fuel prices are typically higher during the summer and online travel sales are typically higher during the third quarter. In addition, we experience seasonality in our Health and Employee Benefit Solutions segment as consumer spend is correlated with insurance deductibles, typically resulting in higher spend in the early part of the year until employees meet their deductibles.
Resources
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
Regulation
    The Company and its affiliates are subject to a substantial number of laws and regulations, both in the United States and other foreign jurisdictions, which apply to businesses offering financial technology services and payment cards to customers or processing or servicing for payment cards and related accounts. In addition, a substantial number of laws and regulations govern insured depository institutions and their affiliates, such as WEX Bank, and our operations in the healthcare market.
    The laws and regulations that apply to the Company and its affiliates are often evolving and sometimes ambiguous or inconsistent, and the extent to which they apply to us is at times unclear. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. The following, while not exhaustive, is a description of certain federal and state laws and regulations in the United States, as well as foreign laws and regulations, that are applicable to our business, and therefore can materially affect our capital expenditures, earnings, and competitive position. In addition, the legal and regulatory framework governing our business is subject to ongoing revision, and changes in that framework could have a significant effect on us.
Regulation - United States
Exemption from Certain Requirements of the Bank Holding Company Act
    As an industrial bank organized under the laws of Utah that does not accept demand deposits that may be withdrawn by check or similar means, WEX Bank currently meets the criteria for exemption as an industrial bank from the definition of “bank” under the Bank Holding Company Act. As a result, the Company is generally, except as stated above, not subject to the Bank Holding Company Act.
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
The Dodd-Frank Act and the Consumer Financial Protection Bureau
    The Dodd-Frank Act created the CFPB to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB is also engaged in regulating the payments industry, including with respect to prepaid cards. The CFPB amended several aspects of its prepaid accounts rule, which became effective on April 1, 2019. Among other things, the rule established requirements for the treatment of funds on lost or stolen cards, error resolution and investigation, upfront fee disclosures, access to account information, and overdraft features if offered in conjunction with prepaid accounts. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. From an enforcement perspective, the legislation also gives the state attorneys general the ability to enforce applicable federal consumer protection laws, expanding the sources of regulatory oversight. Relatedly, the Utah DFI is responsible for examining and supervising WEX Bank's compliance with state consumer protection laws and regulations.
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
The Dodd-Frank Act also establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Compliance with derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes could also include clearing and execution methodology of our derivatives transactions.
Brokered Deposits
    As of December 31, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as "well capitalized" under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC. Moreover, in December 2020, the FDIC amended its brokered deposits regulations, effective April 1, 2021, and may in the future change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits.
Anti-Money Laundering and Counter Terrorist Regulations
    The applicable laws and regulations in the various jurisdictions in which we operate impose significant anti-money laundering compliance and due diligence obligations on its local entities. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service in the United States). Financial regulators have issued various implementing regulations and have made enforcement a high priority.

The U.S. federal government has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by the OFAC, take many different forms but generally include one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. We have implemented measures designed to ensure compliance with these sanctions and failure to comply with these sanctions could have serious legal and reputational consequences.
Privacy and Information Security Regulations
    Under the Financial Services Modernization Act of 1999, also referred to as the Gramm-Leach-Bliley Act or GLBA, and certain state laws, we and WEX Bank are required to maintain a comprehensive written information security program that includes administrative, technical and physical safeguards relating to consumer information. This requirement generally does not extend to information about companies or about individuals who obtain financial products or services for business, commercial, or agricultural purposes.
The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the California Consumer Protection Act (CCPA), governing the collection and distribution of nonpublic personal information about customers. In some cases, these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
FACT Act
The Fair and Accurate Credit Transactions Act of 2003 amended the Fair Credit Reporting Act and requires creditors to adopt identity theft prevention programs to detect, prevent and mitigate identity theft in connection with covered accounts, which can include business accounts for which there is a reasonably foreseeable risk of identity theft.
Truth in Lending Act
The Truth in Lending Act, or TILA, was enacted as a consumer protection measure to increase consumer awareness of the cost of credit and to protect consumers from unauthorized charges or billing errors, and is implemented by the Federal Reserve’s Regulation Z. Most provisions of TILA and Regulation Z apply only to the extension of consumer credit, but a limited number of provisions apply to commercial cards as well. One example where TILA and Regulation Z are generally applicable is a limitation on liability for unauthorized use, although a business that acquires 10 or more credit cards for its personnel can agree to more expansive liability.
Money Transmission and Payment Instrument Licensing Regulations
We are subject to various U.S. laws and regulations governing money transmission and the issuance and sale of payment instruments relating to certain aspects of our business. In the United States, most states license money transmitters and issuers of payment instruments. Through our subsidiaries, we are licensed in all states where required for business. Many states exercise authority over the operations of our services related to money transmission and payment instruments and, as part of this authority, subject us to periodic examinations, which may include a review of our compliance practices, policies and procedures, financial position and related records, privacy and data security policies and procedures, and other matters related to our business.
As a licensee, we are subject to certain restrictions and requirements, including net worth and surety bond requirements, record keeping and reporting requirements, requirements for regulatory approval of controlling stockholders or direct and indirect changes of control of the licensee and certain other corporate events, and requirements to maintain certain levels of permissible investments in an amount equal to our outstanding payment obligations. Many states also require money transmitters and issuers of payment instruments to comply with federal and state anti-money laundering laws and regulations.
In addition, non-banks that provide certain financial services are required to register with FinCEN as “money services businesses” (“MSBs”). Through a subsidiary we are registered as a MSB. As a result, we have established anti-money laundering compliance programs that include: (i) internal policies and controls; (ii) designation of a compliance officer; (iii)

ongoing employee training; and (iv) an independent review function. We have developed and implemented compliance programs comprised of policies, procedures, systems and internal controls to monitor and address various legal requirements and developments.
Government agencies may impose new or additional requirements on money transmission and sales of payment instruments, and we expect that compliance costs will increase in the future for our regulated subsidiaries.
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
Restrictions on Ownership of WEX Inc. Common Stock
    WEX Bank, and therefore the Company, is subject to banking regulations that impose requirements on entities that might control WEX Bank through control of the Company. These requirements are discussed in Item 1A under the heading “Provisions in our charter documents, Delaware law, applicable banking law and the Convertible Notes may delay or prevent our acquisition by a third party.”
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
    In addition to tax-related regulation, the Health Care Reform law imposes coverage standards affecting insured and self-insured health benefit plans that impact our current business model, including our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform left many details to be established through regulations. The 2017 Tax Act repealed certain provisions of Health Care Reform, including reducing to zero the tax penalty for individuals who decline to obtain Health Care Reform-compliant healthcare coverage. Since the enactment of Health Care Reform, there has been persistent political pressure to significantly modify or completely repeal Health Care Reform and the associated implementing regulations, while the incoming Biden Administration has committed to pursuing significant expansion of the Health Care Reform and is likely to reverse actions taken by the previous U.S. Administration to reduce enrollment and coverage requirements under Health Care Reform. There have been judicial and Congressional challenges to certain aspects of Health Care Reform, and we expect there will be additional challenges and amendments to the ACA in the future. In addition, portions of Health Care Reform were ruled unconstitutional by a federal appeals court in 2019. This ruling is under review by the United States Supreme Court, which is expected to rule on the validity of Health Care Reform during the Court term that ends in June 2021. It is unclear what, if any, additional legislative or regulatory actions may be taken in this regard. Accordingly, there may be an extended period of uncertainty and unpredictability in the U.S. health care market, which may materially affect the availability and cost of health coverage, the viability of health care providers and health benefit plans, the proportion of persons in the U.S. who have health insurance; the distribution between privately funded and government funded health insurance; and the future demand for, and profitability of, the offerings of our health-related business under our current business model.
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
    HIPAA and its implementing regulations, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HIPAA, as amended by the HITECH Act, and its implementing regulations, subjects us to regulations and contractual obligations that impose privacy and security standards and breach notification and reporting requirements. An amendment to the HITECH Act enacted in January 2021 will require consideration of a company’s implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards.
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
Regulation - Foreign Jurisdictions
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
Europe and the United Kingdom
    The Company’s European and United Kingdom operations are subject to laws and regulations of the European Union and United Kingdom and the countries in which we operate including, among others, those governing payment services, data protection, including General Data Protection Regulation (commonly referred to as “GDPR”), anti-money laundering and counter terrorist regulations, including the Money Laundering and Terrorist Financing Regulations 2019 in the UK and the Act on Financial Supervision in the Netherlands, and information security, and consumer credit.
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
Risks Relating to Our Business and Industry
Our operations, business, and financial condition have been and are expected to continue to be adversely affected by the COVID-19 pandemic.
In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The spread and continued outbreak of the COVID-19 pandemic has significantly increased economic uncertainty while reducing economic activity. The pandemic has resulted in transformational change in business and consumer behavior, as well as the implementation by authorities around the world of numerous measures aimed at containing the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business shutdowns, among others, while some markets have also implemented multi-step policies with the goal of resuming activities that are or have previously been restricted. The effects of the pandemic, along with the measures implemented to combat the pandemic, will continue to change and evolve as the pandemic changes and evolves. The regions in which we operate are continuously in varying stages of dealing with, and suffering impacts from, the COVID-19 pandemic. Certain jurisdictions have experienced recoveries from the various stages of the pandemic, only to then face a resurgence or increase in new COVID-19 cases. New variants of the virus that causes COVID-19 have recently been discovered. These events have not only negatively impacted business and consumer spending habits, they have also impacted and may further impact our workforce and operations and the operations of our customers, suppliers and business partners.
In particular, we expect that we will continue to experience impacts on our business and results of operations due to a number of factors, including, but not limited to:
•The effect of COVID-19 on worldwide economic and financial market conditions, including conditions in the regions in which we operate.
•The negative impact of COVID-19 on the demand for worldwide travel and the length of time it may take for the travel industry to experience a rebound after the effects of the COVID-19 pandemic have subsided.
•Volatility in the demand for, and the price of, fuel, caused by declines in demand as a result of the impact of COVID-19, economic conditions, and geopolitical pressures affecting supply, which impact our operating results and may continue to do so if such trends continue.
•Losses arising from customer, partner and merchant failures, and credit settlement risks.
•Increased exposure to industries substantially affected by the COVID-19 pandemic, including as a result of acquisitions such as our December 2020 acquisition of eNett and Optal.
•The modification of our business practices (including restricting employee travel, social distancing and remote working plans for our employees, and the cancellation of physical participation in meetings, events and conferences).
These and other factors may remain prevalent for a significant and unknown period of time and may continue to materially affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. There are no comparable recent events that provide guidance as to the ultimate and total impact of the COVID-19 global pandemic, and therefore the ultimate effects are highly uncertain and subject to change. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its continued severity, whether resultant changes in business and consumer behavior continue for extended periods of time, the success of the actions to contain the virus or treat its impact, the emergence and effect of new virus variants, and how quickly and to what extent normal economic and operating conditions can resume.

In addition, failure by the relevant governments to enact or implement adequate or necessary stimulus packages could exacerbate the effect of COVID-19 on us, particularly the credit risks listed above. Increased volatility or significant disruption of global financial markets due in part to COVID-19 could have a negative impact on our ability to access capital markets and other funding sources on acceptable terms or at all and impede our ability to comply with debt covenants. Even after the COVID-19 pandemic has subsided, we may continue to experience impacts to our business as a result of the virus’s global economic impact and its potential effect on the ways people and businesses conduct themselves, including the availability of credit, impacts on our liquidity, continued governmental restrictions, continued reduced demand for worldwide travel, and continued volatility in fuel demand and prices.
The foregoing and other continued effects on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, cash flows and our ability to service our indebtedness and could heighten the risks in certain of the other risk factors described herein.
A significant portion of our revenues is related to the dollar amount of fuel purchased by or through our customers and from our fuel retailer partners, and, as a result, a reduction in the demand for fuel and other vehicle products and services and/or volatility in fuel prices could have a material adverse effect on our revenues and financial condition.
    Our Fleet Solutions segment is our largest segment and customers and fuel retailer partners in this segment primarily purchase or sell fuel. Accordingly, a significant part of our overall revenue is derived from fuel purchases, making us dependent on fuel prices, which are historically prone to volatility. As of December 31, 2020, management estimates that approximately 20 percent of our total segment revenues result from fees paid to us by fuel providers based on a negotiated percentage of the purchase price of fuel purchased by our customers. We estimate that during 2021, each one cent decline in average domestic fuel prices below average actual prices would result in a $1.5 million decline in 2021 revenue. We are currently exposed to the full impact of fuel price declines and our net income is exposed to fuel price volatility. Therefore, extended declines in the price of fuel, as well as declines in the amount of fuel purchased by our customers or sold by our fuel retailer partners would have a material adverse effect on our total revenues and therefore our business, financial condition, and operating results.
    Fuel prices are volatile and influenced by many factors, all of which are beyond our control. These factors include, but are not limited to:
•domestic and foreign supply and demand for oil and gas, and market expectations regarding such supply and demand;
•investor speculation in commodities;
•actions by major oil exporting nations, including members of the Organization of Petroleum Exporting Countries, and the ability of the same to maintain oil price and production controls;
•level of domestic and foreign oil production;
•advances in oil production technologies;
•excess or overbuilt infrastructure;
•political conditions in oil-producing, gas-producing or supply-route regions or countries, including revolution, insurgency, environmental activism, terrorism, or war;
•oil refinery capacity and utilization rates;
•weather, including climate change and natural disasters;
•the value of the U.S. dollar (or other relevant currencies) versus other major currencies;
•implementation of fuel efficiency standards and the adoption by fleet customers of vehicles with greater fuel efficiency or alternative fuel sources, such as electricity, ethanol, biodiesel, hydrogen, and natural gas;
•general local, regional, or worldwide economic conditions; and
•governmental regulations, taxes and tariffs.
Some of these factors can vary by region and may change quickly, adding to market volatility, while others may have longer-term effects. The long-term effects of these and other factors on prices for fuel could be substantial.
Another component of our revenue stream comes from the late fees that our customers pay on past due balances. As a result, a decrease in the price of fuel may lead to a decline in the amount of late fees we earn from customers who fail to pay us timely.

In addition to its impact on the price of fuel, the market demand for and supply of fuel and other vehicle products and services may affect the number of transactions or the volume of fuel sold. Fewer gallons sold equates to a lesser purchase price of fuel on which our negotiated percentage revenue is determined. Another of our revenue streams comes from a flat fee derived from a fuel purchase transaction. Accordingly, in a soft fuel demand environment, fewer transactions will occur resulting in less revenue to us. The factors that affect the demand for and supply of fuel are beyond our control and include general local, regional, or worldwide economic conditions, the implementation of fuel efficiency standards, and the development by vehicle manufacturers and adoption by our fleet customers and others of vehicles with greater fuel efficiency, or alternative fuel sources, such as electric, hydrogen, or natural gas powered vehicles, among other factors. Therefore, although alternative fuel vehicles currently make up a small portion of vehicle sales, any substantial increase in their production or usage or their expansion to heavier duty vehicles such as over-the-road trucks, could adversely affect our revenues over time through reduced fuel demand. On the supply side, disruptions to supply caused by factors such as geopolitical issues, weather, infrastructure, or economic conditions could also affect the amount of fuel purchased by our customers. To the extent that our customers require, or have access to, less fuel, that decline in purchase volume or transactions could reduce our revenues, or any growth in our revenues, and have a material adverse effect on our business, financial condition and operating results.
If we fail to comply with the applicable requirements of MasterCard or Visa, they could seek to fine us, suspend us or terminate our registrations.
A significant source of our revenue in our Travel and Corporate Solutions segment and Health and Employee Benefit Solutions segment comes from processing transactions through the MasterCard and Visa networks. Licensing with the MasterCard and Visa schemes is achieved through WEX Bank, our regulated subsidiaries in Hong Kong, Singapore, and Australia, and our Dutch, UK, and Irish licensed e-money institutions. In the case of the Health and Employee Benefit Solutions segment, the scheme license is held by a third party sponsor bank. We will establish additional licensed e-money institutions or regulated subsidiaries to license with the MasterCard and Visa schemes as necessary. If our licensed or regulated subsidiaries or our third party sponsor bank should stop providing, or are otherwise unable to provide, services, for any reason, or, in the case of our third party sponsor bank, determine to provide sponsorship on materially less favorable terms, we would need to find other appropriate institutions to provide those services in the applicable jurisdictions. In addition, MasterCard and Visa routinely update and modify their requirements. Changes in the requirements may make it significantly more expensive for us to maintain compliance with our license conditions. If we do not comply with the MasterCard or Visa scheme requirements, as the case may be, we could face fines, suspensions or termination of registration. Any suspension of a license could limit or eliminate our ability to provide MasterCard or Visa payment processing services in a given jurisdiction, which would materially affect our operations and revenues. Further, the termination of a registration, or any changes in the payment network rules that would impair a registration, could require us to stop providing MasterCard or Visa payment processing services in the applicable jurisdictions. If we are unable to find a replacement financial institution to provide sponsorship, we may no longer be able to provide such payment processing services to affected customers, which would materially affect our operations and have a material adverse effect on our business, financial condition and results of operations.
Changes in or limits on interchange fees could decrease our revenue.
A substantial portion of our revenue is generated by network processing fees charged to merchants, known as interchange fees, associated with transactions processed using our payment systems, including those using MasterCard or Visa branded cards or using the MasterCard or Visa system. Interchange fee amounts associated with these payment methods are affected by a number of factors, including regulatory limits in certain of the markets in which we operate and fee or program changes imposed or allowed by our third-party partners, including MasterCard and Visa. In addition, interchange fees are continually the subject of intense legal, regulatory, and legislative scrutiny and competitive pressures in the markets in which we operate, any of which could result in interchange fees being limited, lowered, or eliminated altogether in any given jurisdiction in the future. Future changes may further restrict or otherwise impact the way we do business or limit our ability to charge certain fees to customers. Moreover, temporary or permanent decreases in, limitations on or elimination of the interchange fees associated with our card or virtual payment transactions, could have a material adverse effect on our business, financial condition, and operating results.
A portion of our Fleet Solutions segment revenue in Europe is derived from the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. As a result, a contraction in these differences would reduce revenues and could adversely affect our operating results.
    Revenue from our European Fleet business is primarily derived from transactions in which our revenue is tied to the difference between the negotiated price of the fuel from the supplier and the price charged to the fleet customer. The merchant’s cost of fuel and the amount we charge to our fleet customer for fuel are dependent on several factors including, among others, the factors described elsewhere in this Item 1A, “Risk Factors” affecting fuel prices. We experience fuel-price related revenue contraction when the merchant’s cost of fuel increases at a faster rate than the fuel price we charge to our fleet customers, or the fuel-price we charge to our fleet customers decreases at a faster rate than the merchant’s cost of fuel. If the foregoing scenarios exist or persist we would generate less revenue, which could have a material adverse effect on our business, financial condition and operating results.
If we fail to adequately assess and monitor credit risks posed by our counterparties or there is fraudulent use of our payment cards or systems, we could experience an increase in credit loss and other adverse effects.
    We are subject to credit risks posed by our counterparties, many of which are small-to mid-sized businesses. Because we often fund a counterparty’s entire receivable or payable, as the case may be, while our revenue is generated from only a small percentage of that amount, our risk of loss is amplified by a counterparty’s failure to pay. Although we use various formulas and models to screen potential counterparties and establish appropriate credit limits, these formulas and models cannot eliminate all potential credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may deteriorate over time and we may fail to detect such changes. In addition, changes to our policies on the types and profiles of businesses to which we extend credit could also have an adverse impact on our credit losses. In times of economic slowdown, the number of our counterparties who default on payments owed to us tends to increase. In particular, the effects of the COVID-19 global pandemic have affected, and may continue to affect for an unknown period of time, our counterparties and the risk that they default on amounts owed to us. Accordingly, if we fail to adequately manage our credit risks, or if economic conditions affect the businesses of our counterparties or of their customers, credit defaults could increase and our provision for credit losses on the income statement could be significantly higher, all of which could have a material adverse effect on our business, financial condition and operating results.

    When we fund transactions with counterparties, we may also bear the risk of substantial losses due to fraudulent use of our payment cards or payment systems. We are also subject to risk from fraudulent acts of employees or contractors. Although we maintain insurance for certain types of losses, the coverage may be insufficient or limited and may not fully protect against those losses. Additionally, criminals use sophisticated illegal activities to target us, including “skimming”, counterfeit cards and accounts, and identity theft. A single, significant incident or a series of incidents of fraud or theft could lead to, among other things, increased overall levels of fraud; direct financial losses as a result of fraudulent activity; reputational harm; decreased desirability of our services; greater regulation; increased compliance costs; the imposition of regulatory sanctions; or significant monetary fines. Accordingly, if material fraud, as described above or otherwise, were to occur, the result could be a material adverse effect on our operations, business success, financial condition and results of operations.
Fluctuations in foreign currency exchange rates could affect our financial results.
    We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Such currencies include, but are not limited to, the Australian dollar, the Canadian dollar, the Euro, British Pound sterling, and the New Zealand dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Realized and unrealized gains and losses on foreign currency transactions as well as the re-measurement of our cash, receivable and payable balances that are denominated in foreign currencies, are recorded directly in the consolidated statements of operation. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies that we use to conduct our business will affect our revenues, net income and the value of balance sheet items denominated in those currencies. Volatility in foreign currency exchange rates, particularly fluctuations in the U.S. dollar against other currencies, could have a material adverse effect on our business, financial condition, and operating results.
The payment solutions industry is highly competitive. Such competition could adversely affect the fees we receive, our revenues and margins, and our ability to gain, maintain, or expand customer relationships, all on favorable terms.
    We face and expect to continue to face competition in each of our segments from multiple companies that seek to offer competing capabilities and services. Historically, we have been able to provide customers with a wide spectrum of services and capabilities and, therefore, we have not considered price to be the exclusive or even the primary basis on which we compete. As our competitors have continued to develop their service offerings, it has become increasingly more challenging for us to compete solely on the basis of superior capabilities, technology, customer integration or service and price has become an increasingly important decision factor for our customers. In some areas of our business we have been forced to respond to competitive pressures by reducing our fees and our margins. We have seen erosion of our historical profit margins as we encourage existing strategic relationships to sign long-term contracts. If these trends continue and if competition intensifies, our profitability may be adversely impacted.
    While we offer our services to several sectors of the payments industry, with a focus on the fleet, travel and corporate payments, and health categories, some of our competitors have successfully garnered significant share in particular categories of payments. To the extent that our competitors are regarded as leaders in specific categories, they may have an advantage over us as we attempt to further penetrate these categories.

We also face increased competition in our efforts to enter into new customer agreements or strategic relationships, renew or maintain existing agreements or relationships on similar or favorable terms, and grow volumes under existing relationships on favorable terms. For example, the termination of agreements with major oil companies, fuel retailers, and truck stop merchants, would reduce the number of locations where our payment processing services are accepted. As a result, we could lose our competitive advantage and our operating results could be adversely affected. While we regularly monitor these relationships, there can be no guarantee that we will be able to maintain them in the future.In addition, we are also subject to risks as a result of changes in business habits of our vendors and customers as they adjust to the competitive marketplace. Because many of our standing arrangements and agreements with customers or other partners contain no minimum purchase, sale or volume obligations and may be terminable by either party upon no or relatively short notice, customers or other partners may not be required to use the services that we provide to a specific degree or at all, even though we are under contract with them. Accordingly, we are subject to significant risks associated with the loss or change in the business habits and financial condition of these key constituencies as they consider changes in the market or different or less expensive services from competitors or otherwise.
As set forth above, the competitive landscape in which we operate could affect our revenues and margins and have a material adverse effect on our business, operations, and operating results.
Our failure to effectively implement new technology could jeopardize our position as a leader in our industry.
    As a provider of information management and financial technology and payment services, we must constantly adapt and respond to the technological advances offered by our competitors and the informational requirements of our customers, including those related to the Internet and the cloud, in order to maintain and improve upon our competitive position. We may not be able to expand our technological capabilities and service offerings as rapidly as our competitors, which could jeopardize our position as a leader in our industry.
We may not be able to successfully execute our strategy of growth through acquisitions.
We have been an active asset acquirer, and, as part of our growth strategy, we expect to seek to continue to acquire businesses, commercial account portfolios and other assets in the future. We have substantially expanded our overall business, operating segments, customer base, headcount and operations through acquisitions. Our future growth and profitability depend, in part, upon our continued successful expansion within the business segments in which we currently operate. As part of our strategy to expand, we look for acquisition opportunities and partnerships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities.

Any or all of the following risks could adversely affect our growth strategy, including that:

•we may not be able to identify suitable acquisition candidates or acquire additional assets on favorable terms;

•we may compete with others to acquire assets, which competition may increase, and any level of competition could result in decreased availability or increased prices for acquisition candidates;

•we may compete with others for select acquisitions and our competition may consist of larger, better-funded organizations with more resources and easier access to capital;

•we may experience difficulty in anticipating the timing and availability of acquisition candidates;

•we may not be able to obtain the necessary funding, on favorable terms or at all, to finance any of our potential acquisitions; and

•we may not be able to generate cash necessary to execute our acquisition strategy.

We may never realize the anticipated benefits of acquisitions we have completed or may undertake, and we may encounter difficulties in trying to integrate such acquisitions and incur significant expenses or charges as a result of an acquisition.
    The acquisition and integration of a business involves a number of risks and may result in unforeseen operating difficulties in assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired business.
In evaluating and determining the purchase price for a prospective acquisition, we estimate, among other things, the future revenues and profits from that acquisition based largely on historical financial performance as well as any synergies that we believe we may benefit from as a result of the acquisition. Following an acquisition, we may not operate the acquired business as successfully as it was previously operated, or adequately address all of the risks uncovered during the due diligence process. We may also experience some attrition in the number of clients serviced by the acquired business, causing us to us not achieve the forecasted revenues and profits from an acquisition or not achieving the level of synergies that we anticipated when entering into an acquisition. Moreover, although we perform a due diligence review of each of our acquisition partners, this review may not adequately uncover all of the contingent, undisclosed, or previously unknown liabilities or risks we may incur as a consequence of the proposed acquisition, exposing us to potentially significant, unanticipated costs, as well as potential impairment charges. An acquisition may also subject us to additional regulatory burdens that may significantly affect our business in unanticipated and negative ways.
Further, an acquisition may affect our financial condition in that it may require us to incur other charges, such as severance expenses, restructuring charges or change of control payments, and substantial debt or other liabilities. An acquisition may also cause adverse tax consequences, substantial depreciation and amortization or deferred compensation charges, may require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, may include substantial contingent consideration payments or other compensation that could reduce our earnings during the quarter in which incurred, or may not generate sufficient financial return to offset acquisition costs. These expenses, charges or payments, as well as the initial costs of integrating the personnel and facilities of an acquired business with those of our existing operations, may adversely affect our operating results.
In addition, the process of integrating and operating any acquired business, technology, service or product requires significant management attention and resources. Thus, the integration may divert significant management attention from our ongoing business operations and could lead to a disruption of our ongoing business or inconsistencies in our services, standards, controls, procedures and policies, any of which could affect our ability to achieve the anticipated benefits of an acquisition or otherwise adversely affect our business and financial results.
For example, on December 15, 2020, we consummated the acquisition of Optal and eNett, acquiring travel focused electronic payments companies that were significantly impacted by the global COVID-19 pandemic after we entered into the definitive agreement for the acquisition. The global COVID-19 pandemic has had, and will likely continue to have, a large effect on the travel industry. There can be no guarantee that we will achieve any of the anticipated benefits from this acquisition or that we uncovered all of eNett and Optal’s the unknown or undisclosed liabilities or risks .
A decline in general economic conditions, and in particular, a decline in demand for fuel, travel related services or health care services, and other business related products and services would adversely affect our business, operating results and financial condition.
Our operating results are materially affected by general conditions in the economy, both in the U.S. and internationally. We generate a substantial part of our revenue based on the volume of purchase and other transactions we process. Our transaction volume is correlated with general economic conditions and the amount of business activity in the economies in which we operate, particularly in the U.S., Europe, the United Kingdom, Asia, Australia, and New Zealand. Downturns in these economies are generally characterized by reduced commercial activity and, consequently, reduced demand and use of fuel, travel related services, health care services, health savings accounts, and other business related products and services by our customers or partners and our customers' or partners' customers. The commercial payments industry in general, and our commercial payment solutions business specifically, depend heavily upon the overall level of spending. Unfavorable changes in economic conditions, including declining consumer confidence, increasing unemployment, inflation, recession, changes in the political climate or other changes, may lead to a reduction or plateau in spending by those whose spending directly or indirectly contributes to our revenues, resulting in reduced or stagnant demand for, or use of, our products and services. As a result, a sustained decline in general economic conditions in the U.S. or internationally could have a material adverse effect on our business, financial condition, and operating results.

We are exposed to risks associated with operations outside of the United States, which could harm both our U.S. and international operations.
    In addition to our operations in the United States, we conduct operations internationally in many foreign countries. On December 15, 2020, we consummated our acquisition of Optal and eNett, which substantially increased our Travel and Corporate Payment Solutions segment's exposure to the Asian, Australian, European, and United Kingdom markets. This acquisition and any further expansion of our international operations could impose substantial burdens on our resources, divert management’s attention from U.S. operations and otherwise harm our business. In addition, we are subject to risks from operating internationally, some of which we may not typically encounter in the United States, including:
•fluctuation in foreign currencies;
•changes in the relations between the United States and foreign countries;
•actions of foreign or United States governmental authorities affecting trade and foreign investment;
•increased expense due to the introduction of our corporate policies and controls in our international operations;
•increased expense related to localization of our products and services, including language translation and creation of localized agreements;
•increased infrastructure costs, burdens and complexities with respect to legal, tax, accounting and information technology laws, matters, and treaties;
•interpretation and application of local laws and regulations, including, among others, those impacting anti-money laundering, bribery, financial transaction reporting, privacy, licensing, and positive balance or prepaid cards;
•enforceability of intellectual property and contract rights;
•potentially adverse tax consequences due to, but not limited to, the value added tax systems, the repatriation of cash, and any adverse consequences from changes in tax rates and changes or interpretations of tax laws;
•competitive pressure on products and services from companies based outside the U.S. that can leverage lower costs of operations;
•terrorist attacks and security concerns in general;
•increased expense to comply with U.S. laws that apply to foreign operations, including the FCPA and OFAC regulations;
•political, social, and economic instability; and
•local labor conditions and regulations.
    We cannot assure you that our investments or businesses outside the United States will produce desired levels of revenue or costs, or that one or more of the factors listed above will not harm our business.
The United Kingdom’s departure from the EU, or Brexit, and the resulting Trade Agreement could adversely affect us.

During June 2016, the U.K. held a referendum in which voters approved an exit from the European Union (the "EU"), commonly referred to as Brexit. On January 24, 2020, the U.K. Parliament approved a withdrawal agreement (the “Withdrawal Agreement”) between the U.K. and the EU. On December 24, 2020, after an eleven month transition period, the United Kingdom and the EU entered into a trade deal, effective January 1, 2021, in which they agreed upon many trade terms (the "Trade Agreement") as a result of Brexit.

The uncertainty with respect to the ultimate effect on the U.K.’s legal, political and economic relationship with the EU as a result of Brexit and the Trade Agreement could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound Sterling and Euro, which in turn could adversely affect us or our customers and companies that do business with us. Such uncertainties could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or on our customers.

The long-term effects of Brexit will depend on the effects and implementation of the Trade Agreement. A withdrawal from the EU, such as Brexit, is unprecedented, and it currently remains unclear how the implementation of the Trade Agreement and the U.K.’s access to the European single market for goods, capital, services and labor within the EU and the wider commercial, legal and regulatory environment, will impact our U.K. operations.

In addition, Brexit could lead to legal uncertainty and increased complexity as national laws and regulations in the U.K. start to diverge from EU laws and regulations. In particular, we may face new regulatory costs and challenges, including the following:

•	we could be required to comply with regulatory requirements in the U.K. that are in addition to, or inconsistent with, the regulatory requirements of the EU, leading to increased complexity and costs for our EU and U.K. operations;
•	the implementation of limitations on the interchange fees we are allowed to charge our customers in either the U.K. or the EU; and
•	adverse impacts on our ability to attract and retain the necessary human resources in appropriate locations to support the U.K. business and the EU business.
    These and other factors related to Brexit and the Trade Agreement could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations.
We may incur impairment charges on goodwill or other intangible assets.
    Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically from downturns in customer demand, the high level of competition existing within our industry, the level of overall economic activity and other factors. Individual reporting units may be relatively more impacted by these factors than the Company as a whole. As a result, demand for the services of one or more of the reporting units could decline, which could adversely affect our operations and cash flow, and could result in an impairment of goodwill. Our reporting units are tested annually during the fourth fiscal quarter of each year, or on an interim basis if impairment indicators exist in order to determine whether their carrying value exceeds their fair value. We use a combination of discounted cash flow analyses and comparable company pricing multiples to determine the fair value of our reporting units and to determine the amount of any goodwill impairment. In addition, our definite-lived intangible assets are tested for impairment if an event occurs or circumstances change that would indicate the carrying value may not be recoverable.

    If we determine the fair value of the reporting units is less than their carrying value as a result of the annual or interim goodwill tests, or the carrying value of our definite-lived intangible asset exceeds the undiscounted cash flows generated from the use of the asset, an impairment loss may be recognized. Any such write-down would adversely affect our results of operations. As a result of our annual impairment analysis in 2020, the Company recorded a $53.4 million non-cash goodwill impairment charge related to the WEX Fleet Europe reporting unit.
    While we currently believe that the fair values of our other reporting units exceed their respective carrying values and that our goodwill will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our reporting units and the weighted-average cost of capital used in the annual valuation could result in impairment losses. In addition, while we believe that the expected future cash flows to the Company resulting from the use of our definite-lived intangible assets exceeds the carrying value of such assets, material changes in business strategy, customer attrition in excess of expectations, and technological obsolescence could result in impairment losses and/or an acceleration of amortization expense.
Legislation and regulation of greenhouse gases ("GHG") and related divestment and other efforts could adversely affect our business.
We are aware of the increasing focus of local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the U.S. and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its initial and primary objectives. For example, in January 2021, U.S. President Biden signed a number of executive orders with respect to GHGs, including one recommitting the United States to the Paris Agreement, pursuant to which nearly 200 nations have committed to reduce global emissions. Several states and geographic regions in the U.S. have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the U.S. Environmental Protection Agency, and/or any international agreements to which the U.S. may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our partners’, merchants’ and our operations. Finally, private businesses, including vehicle manufacturers, are increasingly taking proactive steps to control or limit GHG emissions. As an example, in January 2021, General Motors announced that it aspired to have all of its global new light-duty vehicles be zero emission by 2035. Because our business is currently heavily reliant on the level of fossil fuels purchased and sold, existing or future laws or regulations or business actions related to GHGs and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if any of the same serve to reduce demand for fossil fuels.
In addition to the regulatory and private sector efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of equities issued by companies connected to fossil fuels as well as to pressure lenders and other financial services companies to limit or curtail activities with companies similarly connected. If these efforts are successful, and if our business is deemed to be sufficiently tied to the use of fossil fuels by such communities, our ability to access capital markets may be limited and our stock price may be negatively impacted.
Members of the investment community have recently increased their focus on sustainability practices with regard to the oil and gas industry, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities consider sustainability factors in awarding business. If we are unable to appropriately address sustainability enhancement, we may lose customers, partners, or merchants, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to effectively compete.
Unpredictable events, including natural catastrophes or public health crises, dangerous weather conditions, technology failure, political unrest, and terrorist attacks in the locations in which we or our customers operate, or elsewhere, may adversely affect our ability to conduct business and could impact our results.
    In addition to public health crises, such as the COVID-19 global pandemic, other unpredictable events, such as political unrest, terrorist attacks, power failures, natural disasters (such as wildfires or hurricanes) and severe weather conditions could interrupt our operations by causing disruptions in global markets, economic conditions, fuel supply or demand, travel and tourism, and the use of health care services. Such events could also trigger large-scale technology failures, delays, or security lapses. Such events, if continuing or significant, could affect our revenues by reducing the demand for our products and services or by limiting our ability to provide our services or resulting in security or other issues to our technology systems and the information contained therein and could therefore cause a material adverse effect on our business, financial condition, and operating results.
The healthcare industry changes often and technology-enabled services used by consumers are relatively new and unproven.
The market for technology-enabled services for healthcare consumers changes rapidly and new products and services are consistently being introduced. Opportunities to gain market share are challenging due to the significant resources of our existing and potential competitors. It is uncertain whether or how fast this market will continue to grow. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile versions of our proprietary technology platform. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our Health and Employee Benefit Solutions segment customers.

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
The Company is and may in the future become involved in various claims, investigations, and legal proceedings which could have a material adverse effect on our business, financial condition or results of operations.
The Company is subject to legal proceedings and claims in the ordinary course of business and may become involved in legal proceedings that could be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, stockholder claims, and employment matters. No assurances can be given that any such proceedings and claims will not have a material adverse impact on the Company’s financial statements. Legal proceedings are inherently uncertain and there is no guarantee that we will be successful in defending ourselves in any such proceedings, or that our assessment of the materiality of these matters and the likely outcome or potential losses and established reserves will be consistent with the ultimate outcome of such matters. The types of claims made in such proceedings may include claims for compensatory damages, punitive and consequential damages, specific performance and/or other injunctive or declaratory relief. We may incur significant expenses in defending ourselves in any proceedings and may be required to pay damage awards or settlements or become subject to equitable remedies that adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Responding to litigation, claims, proceedings, inquiries, and investigations, even those that are ultimately non-meritorious, requires us to incur significant expense and devote significant resources, and may generate adverse publicity that damages our reputation, resulting in an adverse impact on our business, financial condition, and operating results.
Risks related to WEX Bank
The loss or suspension of WEX Bank's industrial loan charter or changes in applicable regulatory requirements could be disruptive to certain of our operations and increase costs.
    WEX Bank is a Utah industrial bank incorporated in 1998 that operates under an industrial loan charter (ILC). WEX Bank is also an FDIC-insured depository institution. Deposits issued by WEX Bank are currently used to support and fund substantially all of the U.S. and Canadian operations in our Fleet Solutions segment and a substantial portion of the global operations of our Travel and Corporate Solutions segment. WEX Bank's ILC enables it to issue certificates of deposit, accept money market deposits and borrow on federal funds lines of credit from other banks, which we believe provides us access to lower cost funds than many of our competitors, thus helping us to offer competitive products to our customers. WEX Bank operates under a uniform set of state lending laws, and its operations are subject to extensive state and federal regulation. The bank’s primary regulators are the Utah DFI and the FDIC. Continued licensing and federal deposit insurance are subject to ongoing satisfaction of compliance and safety and soundness requirements. Adverse changes to its ILC could impact WEX Bank's ability to operate and/or attract funds or limit our ability to provide competitive offerings to our customers. If industrial loan charters were eliminated or if changes to such charters limited or effectively prohibited us from operating as we currently operate, without our operations being "grandfathered", we would either need to outsource our credit support activities or perform these activities ourselves, which would subject us to the credit laws of each individual state in which we conduct business. Furthermore, we could not be a MasterCard and/or Visa issuer and would have to work with another financial institution to issue the product or otherwise sell the portfolio. Any such changes would be disruptive to our operations and could result in significant incremental costs and reduce or eliminate any perceived or actual competitive advantage, resulting in a material adverse effect on our business, financial condition and operating results. In addition, changes in the bank regulatory environment, including the implementation of new or varying measures or interpretations by the State of Utah or the federal government, may significantly affect or restrict the manner in which we conduct business in the future, could subject us to greater regulatory oversight requirements or could create a default under our 2016 Credit Agreement.
WEX Bank is subject to extensive supervision and regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business and limit our ability to generate income.
    WEX Bank is subject to extensive federal and state regulation and supervision, including that of the FDIC, the CFPB, and the Utah DFI. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders or noteholders. These regulations affect our payment operations, capital structure, investment practices, dividend policy, and growth, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, damages, civil money penalties or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. The U.S. Congress and federal regulatory agencies frequently revise banking and securities laws, regulations and policies. We cannot predict whether, or in what form, any other proposed regulations or statutes will be adopted or the extent to which our business may be affected by any new regulation or statute. Such changes could subject our business to additional costs, limit the types of financial services and products we may offer and increase the ability of non-banks to offer competing services and products, among other things.
Volatility or adverse conditions in the economy or credit or other financial markets may negatively impact WEX Bank’s ability to attract and retain deposits.
    Volatility or adverse conditions in the economy or credit or other financial markets may limit WEX Bank’s ability to attract and retain deposits at a time when it would like or need to do so. In addition, the FDIC's final rule regarding Parent

Companies of Industrial Banks and Industrial Loan Companies, which becomes effective April 1, 2021, could make it easier for some commercial companies to obtain an industrial loan company charter, which could increase competition and limit our ability to attract deposits. A significant credit rating downgrade, material capital market disruptions, or significant withdrawals by depositors at WEX Bank, among other things, could impact our ability to maintain adequate liquidity and impact our ability to provide competitive offerings to our customers. Further, any such limitation on the availability of deposits to WEX Bank could have an impact on our ability to fund our customers' purchases, which could have a material adverse effect on the Company's business, financial condition, and operating results.
In an environment of increasing interest rates and changes in the brokered deposit market, WEX Bank's cost of capital would increase.
    WEX Bank uses collectively brokered deposits, including certificates of deposit and interest-bearing money-market deposits to finance its operations, which primarily involves financing payments on behalf of our customers. Certificates of deposit carry fixed interest rates from issuance to maturity, which vary and are relatively short term in duration. The interest-bearing money market deposits carry variable rates. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent that they are needed. In a rising interest rate environment, WEX Bank would not be able to replace maturing deposits with deposits that carry the same or lower interest rates. Therefore, rising interest rates would result in reduced net income to the extent that certificates of deposit and interest-bearing money market deposits mature and are replaced with deposits that carry higher interest rates and we are otherwise unable to increase the fees we otherwise receive under contracts. Rising interest rates could also therefore limit our ability to offer competitive product offerings to our customers. At December 31, 2020, WEX Bank had outstanding $354.8 million in certificates of deposit maturing within one year, $148.6 million in certificates of deposit maturing between one and 3 years, and $439.9 million in interest-bearing money market deposits, for an aggregate exposure of $943.3 million in brokered deposits at WEX Bank.
WEX Bank is subject to funding risks associated with its reliance on brokered deposits.
    As of December 31, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. Under applicable regulations, however, if WEX Bank were to be no longer categorized as "well capitalized" under such framework, it would not be able to finance its operations through the acceptance of brokered deposits without the approval of the FDIC. Moreover, in December 2020, the FDIC amended its brokered deposits regulations, effective April 1, 2021, and may in the future change the definition of brokered deposits or extend the classification to deposits not currently classified as brokered deposits. WEX Bank’s inability to accept brokered deposits, or a loss of a significant amount of its brokered deposits, could adversely affect its liquidity and therefore its ability to support and fund the Company's operations it currently supports and funds. Additionally, such circumstances could require WEX Bank to raise deposit rates in an attempt to attract new deposits, or to obtain funds through other sources at higher rates, which would affect the Company's ability to offer competitive products to our customers in our segments served by WEX Bank and would have a material adverse effect on our business, financial condition, and operating results.
WEX Bank is subject to regulatory capital requirements that may require us to make capital contributions to WEX Bank and that may restrict WEX Bank's ability to make cash available to us.
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
In addition, substantially all of the transactions of, and therefore the revenues derived from, the U.S. and Canadian operations of our Fleet Solutions segment and the global operations of our Travel and Corporate Solutions segment flow through WEX Bank. Due to the applicable regulatory regime, WEX Bank is limited in the ways it can transfer its cash or other assets to WEX Inc. One of the primary methods by which funds are transferred to WEX Inc. is through the payment of a dividend by WEX Bank to us. However, WEX Bank is subject to various regulatory requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Accordingly, WEX Bank may be unable to make any, or may only be able to make limited amounts, of its cash or other assets available to us, which could affect our ability to service our indebtedness, make acquisitions, enhance product offerings, or fund corporate needs, among other things, any of which could have a material adverse effect on our business, operations, or financial condition.

If WEX Bank fails to meet certain criteria, we may become subject to regulation under the Bank Holding Company Act, which could force us to divest WEX Bank or cease all of our non-banking activities, which could have an adverse effect on our revenue and business or could create a default under our 2016 Credit Agreement.
    WEX Bank currently meets the criteria for exemption of an industrial bank from the definition of “bank” under the Bank Holding Company Act. Elimination of this exemption or WEX Bank’s failure to qualify for this exemption in the future would cause us to become subject to regulation under the Bank Holding Company Act. This would require us to divest WEX Bank or become a Bank Holding Company and to possibly cease certain non-banking activities which may be impermissible for a Bank Holding Company and could create a default under our 2016 Credit Agreement. Failure to qualify for or the elimination of this exemption could thus have an adverse effect on our revenue and business.
We are subject to limitations on transactions with WEX Bank, which may limit our ability to engage in transactions with and obtain credit from it.
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
Risks Related to our Indebtedness
We currently have a substantial amount of indebtedness and may incur additional indebtedness, which could affect our flexibility in managing our business and could materially and adversely affect our ability to meet our debt service obligations.

At December 31, 2020, we had approximately $3,026.8 million of debt outstanding, net of unamortized debt issuance costs and debt discount, including $152.7 million in current liabilities, under the Notes, the Convertible Notes and our 2016 Credit Agreement, which consists of a tranche A term loan facility, a tranche B term loan facility, and a secured revolving credit facility. In addition to our outstanding debt, as of December 31, 2020, we had outstanding letters of credit of $51.6 million issued under the 2016 Credit Agreement. We have additional indebtedness in the form of deposits held by WEX Bank and other liabilities outstanding.

Our substantial indebtedness currently outstanding, or as may become outstanding if we incur additional indebtedness, and the terms and conditions of such indebtedness, could, among other things:

•lead to difficulty in our ability to generate enough cash flow to satisfy our indebtedness obligations under our credit facilities, and if we fail to satisfy these indebtedness obligations, an event of default could result;
•require us to dedicate a substantial portion of our cash flow to repaying our indebtedness, thus reducing the amount of funds available to execute on our corporate strategy, to fund working capital or capital expenditures or for other general corporate purposes;
•limit our ability to borrow additional funds necessary for working capital, capital expenditures or other general corporate purposes;
•increase our vulnerability to adverse general economic or industry conditions;
•place us at a competitive disadvantage relative to our competitors that have less indebtedness or better access to capital, by, for example, limiting our ability to enter into new markets, upgrade our assets or pursue acquisitions or other business opportunities; and
•limit our flexibility in planning for, or reacting to changes in, our business.

We may also incur substantial additional indebtedness in the future. The Convertible Notes were issued in July 2020, and consist of $310.0 million in initial aggregate principal amount in notes to an affiliate of Warburg Pincus in a private placement. Under the terms of the Convertible Notes, we may elect to satisfy our bi-annual interest payment obligations through the payment of interest in cash or by increasing the principal amount of the Convertible Notes by an amount equal to any interest we elect to satisfy in kind. As a result, the outstanding principal amount of the Convertible Notes may increase over time. Finally, we had $818.4 million of available borrowing capacity remaining under the revolving credit facility of the 2016 Credit Agreement as of December 31, 2020. We are also are permitted under our credit facilities to incur additional indebtedness, subject to specified limitations, including compliance with covenants contained in our 2016 Credit Agreement. If new debt is incurred under any circumstance, the associated risks faced by the Company, such as those set forth above, could intensify.

Furthermore, the Convertible Notes are convertible by their holders at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock. We may settle conversions of Convertible Notes, at our election, in cash, shares of common stock, or a combination of cash and shares of common stock. If we are unable, or it is undesirable, due to market or other conditions, to issue shares of common stock to satisfy a conversion request, then we will be required to settle the conversion in cash, which could reduce our cash position to a point that would materially adversely affect our business, operations, and financial condition. Moreover, if we are unable to meet any of our principal, interest, or other payment or settlement obligations under any of our debt agreements, we could be forced to restructure or refinance our obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. Our default on any of our debt agreements could have a material adverse effect on our business, financial condition and results of operations.
In addition, the 2016 Credit Agreement requires that we meet certain financial covenants, including a consolidated EBITDA to consolidated interest charge coverage ratio and a consolidated leverage ratio, as described in Item 8, Note 16, Financing and Other Debt, 2016 Credit Agreement. The 2016 Credit Agreement also contains various affirmative and negative covenants that, subject to certain customary exceptions, restrict our ability to, among other things, create liens over our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, change the nature of our business, enter into certain agreements which restrict our ability to pay dividends or other distributions or create liens on our property, transact business with affiliates and/or merge or consolidate with any other person.
Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. Failure to comply with the financial covenants or any other non-financial or restrictive covenants in our 2016 Credit Agreement, for any reason, could create a default. Upon a default, our lenders could accelerate the indebtedness under the facilities (except only the requisite lenders under the revolving credit facility and the tranche A term loan facility may accelerate the revolving credit facility due to a breach of the financial covenants), foreclose against their collateral or seek other remedies, which could trigger a default under the Notes and the Convertible Notes and would jeopardize our ability to continue our current operations. The Notes and the Convertible Notes also contain customary negative and affirmative covenants, including, without limitation, certain covenants placing certain limitations on our ability to incur additional debt, and events of default that if breached could allow the requisite noteholders to accelerate the maturity of the Notes and the Convertible Notes, as applicable, and to exercise their rights and remedies under the Notes and the Convertible Notes, and could also trigger a cross-default under the 2016 Credit Agreement.
We may want or need to refinance a significant amount of indebtedness or otherwise require additional financings, but we cannot guarantee that we will be able to refinance or obtain additional financing on favorable terms or at all.

We may elect or need to refinance certain of our indebtedness to react to changing economic and business conditions, or for other reasons, even if not required to do so by the terms of such indebtedness. Moreover, we may need, or want, to raise substantial additional financing to replace maturing debt, or to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. In addition, our access to lenders in the future is also dependent on, among other things, market conditions, which are variable and potentially volatile, and which could result in increased costs for obtaining and servicing our indebtedness. Accordingly, there can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all, which could have a material adverse effect on us.
Fluctuations in interest rates could materially affect the interest expense on our 2016 Credit Agreement.
    Because a significant portion of our debt under the 2016 Credit Agreement bears interest at variable rates, increases in interest rates could materially increase our interest expense. Under our 2016 Credit Agreement, we had $2.3 billion of indebtedness outstanding at December 31, 2020, of which approximately 40% was at variable interest rates for which we had not entered into interest rate swap agreements to fix the future interest payments. An increase in interest rates would increase the cost of borrowing under that portion of our 2016 Credit Agreement. As of December 31, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding borrowings under the 2016 Credit Agreement. These swap agreements expire at various points prior to the maturity of the 2016 Credit Agreement and may not be effective at mitigating the risk of increasing interest rates.
    Further, our 2016 Credit Agreement uses LIBOR as a reference rate for our term loans and revolving credit facility, such that the interest due pursuant to such loans may be calculated using LIBOR (subject to a stated minimum value). On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it intends to stop encouraging or compelling banks to submit rates for the calibration of LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout could cause LIBOR to perform differently than in the past or cease to exist. In June 2017, the Alternative Reference Rates Committee selected the Secured Overnight Financing Rate (“SOFR”), a new index calculated by reference to short-term repurchase agreements backed by Treasury securities, as its preferred replacement for U.S. dollar LIBOR. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. As such, the future of LIBOR and the potential alternatives at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR or changes in law, we may suffer from potential increases in interest rate costs on our floating debt rate and our hedging arrangements may not perform as expected. Further, we may need to renegotiate our 2016 Credit Agreement and the variable rate loans thereunder to replace the interest rate calculated by reference to LIBOR with an interest rate calculated by reference to a new standard that is established.
Risks Related to Regulation
Our business is subject to a wide variety of laws, rules, regulations and government policies under the Dodd-Frank Act, which may have a significant impact on our business, results of operations and financial condition.
    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was enacted into law. Since enactment, the Dodd-Frank Act has generally resulted in increased government regulation and supervision, and when fully implemented, will, among other things, result in substantial changes in the regulation of derivatives and capital market activities. The ultimate impact of the Dodd-Frank Act continues to evolve as regulations that are intended to implement the Dodd-Frank Act are adopted, and the text of the Dodd-Frank Act is analyzed by stakeholders and the courts. In particular, the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. Derivatives regulations have added costs to our business, and any additional requirements, such as future registration requirements or increased regulation of derivative contracts, may add additional costs or may require us to change any fuel price, currency and interest rate hedging practices we may then use to comply with new regulatory requirements. Potential changes could also include clearing and execution methodology of our derivatives transactions. Presently, we cannot assess the capital or margin requirements which might apply to our over-the-counter transactions. Once implemented, these changes could result in increased transaction costs. In summary, the Dodd-Frank Act and any new regulations could increase the cost of derivative contracts or modify the way in which we conduct those transactions. Additionally, we are required to pay to the lenders under the 2016 Credit Agreement, any increased costs associated with the Dodd-Frank Act and other changes in laws, rules or regulations, subject to the terms of the 2016 Credit Agreement.
    The Dodd-Frank Act also created the Consumer Financial Protection Bureau, or the CFPB, to regulate the offering of consumer financial products or services under the federal consumer financial laws. The CFPB assumed rulemaking authority under the existing federal consumer financial protection laws, and enforces those laws against and examines certain non-depository institutions and insured depository institutions with total assets greater than $10 billion and their affiliates. In addition, the CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB is also engaged in rulemaking and regulation of the payments industry, in particular with respect to prepaid cards. The CFPB amended several aspects of its prepaid accounts rule, which became effective on April 1, 2019. The extensive nature of these types of regulations and the implementation dates for any such additional rulemaking may result in additional compliance obligations and expense for our business and our customers. The CFPB also has broad rulemaking authority for a wide range of consumer protection laws, which it has exercised as described in Item 1 under the heading “Other Items – Regulation - United States – The Dodd Frank Act and the Consumer Financial Protection Bureau.” It is unclear what future regulatory changes may be promulgated by the CFPB and what effect, if any, such changes would have on our business and operations.
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
Existing and new laws and regulations and enforcement activities could negatively impact our business and the markets we presently operate in or could limit our expansion opportunities.
    Our operations are subject to substantial regulation both domestically and internationally. In addition, there are often new regulatory efforts which could result in significant constraints and may impact our operations. These existing and emerging laws and regulations can make the expansion or operations of our business very difficult and negatively impact our revenue or increase our compliance costs. Failure to comply with applicable laws or regulations may result, among other things, in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services, and/or the imposition of civil and criminal penalties, including fines. Among the regulations that impact us or could impact us are those governing: interchange rates, interest rate and fee restrictions, credit access and disclosure requirements, collection and pricing requirements, compliance obligations, data security and data breach requirements, identity theft avoidance programs, health care mandates, the cost and scope of public and private health insurance coverage, and anti-money laundering compliance programs. We also often must obtain permission from government regulators to conduct business in new locations or in connection with the transfer of licenses for businesses that we acquire. Changes to these regulations, including expansion of consumer-oriented regulation to business-to-business transactions, could materially adversely affect our operations, financial condition and results of operations and could further increase our compliance costs and limit our ability to expand to new markets.
    We also conduct business with other highly regulated businesses such as banks, payment card issuers, and health insurance providers. These industries are subject to significant potential new regulations, laws, or reforms that could negatively affect these businesses, their ability to maintain or expand their products and services, and the costs associated with doing so. These developments could also negatively impact our business.
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
    These varying and increasingly complex regulations could limit our ability to globalize our products and could significantly and adversely affect our business, financial condition and operating results.
Regulations and industry standards intended to protect or limit access to personal information could adversely affect our ability to effectively provide our services.
    Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the

United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information, and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, imposes additional restrictions on the collection, processing and disclosure of personally-identifiable data, including imposing breach reporting requirements and increased penalties on data privacy incidents. In Europe, the adoption of General Data Protection Regulation (commonly referred to as GDPR) also requires additional privacy protections and extends the scope of the EU data protection laws to all companies processing data of EU residents, regardless of the company’s location. In connection with providing services to our clients, we are required by regulations and arrangements with payment networks and certain clients to provide assurances regarding the confidentiality and security of non-public consumer information. These arrangements require periodic audits by independent companies regarding our compliance with industry standards such as payment card industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information received from our customers. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security and data privacy breaches may increase, all of which could have a material adverse effect on our business, financial condition and operating results.
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
    The applicable laws and regulations in the various jurisdictions in which WEX operates impose significant anti-money laundering compliance and due diligence obligations on the local entities, including WEX Bank, WEX Europe UK Limited, and WEX Europe (Netherlands) B.V., as well as our other regulated subsidiaries. We must verify the identity of customers, monitor and report unusual or suspicious account activity, as well as transactions involving amounts in excess of prescribed limits, and refrain from transacting with designated persons or in designated regions, in each case as required by the applicable laws and regulations (such as the Bank Secrecy Act and regulations of the United States Treasury Department and the Internal Revenue Service regulations in the United States, the Money Laundering and Terrorist Financing Regulations 2019 in the U.K. and the Act on Financial Supervision in the Netherlands). Financial regulators have issued various implementing regulations and have made enforcement a high priority. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could result in the imposition of fines or penalties and other serious legal and reputational consequences which may impact our business, financial condition, and operating results.
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
Our increased presence in foreign jurisdictions increases the possibility of foreign law violations or violation of the FCPA and the United Kingdom Bribery Act of 2010 (“UKBA”).
    We are subject to the FCPA and the UKBA, as we own subsidiaries organized under UK law, which serve as holding companies for other subsidiaries. The FCPA generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. The UKBA is broader in its reach and prohibits bribery in purely commercial contexts in addition to bribery of government officials, and it does not allow certain exceptions that are permitted by the FCPA. Other countries in which we operate or have operated, including Brazil, and other countries where we intend to operate, also have anti-corruption laws, which we are, have been or will be subject to.
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business. We also have a number of contracts with third-parties that are owned or controlled by foreign governments. These interactions and contracts create a risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, UKBA or other similar laws, we could be held liable for such unauthorized actions taken by our employees or agents.
In recent years, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
    Although we have policies and procedures designed to ensure that we, our employees, agents and intermediaries comply with the FCPA and UKBA, such policies or procedures may not work effectively all of the time or protect us against liability for actions taken by our employees, agents and intermediaries with respect to our business or any businesses that we may acquire. In the event that we believe, or have reason to believe, that our employees, agents or intermediaries have or may have violated applicable anti-corruption laws, we may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Our continued operation and expansion outside the United States could increase the risk of such violations in the future. Any violation of the FCPA, the UKBA or similar laws and regulations, could result in significant expenses, divert management attention, and otherwise have a negative impact on us. Any determination that we have violated the FCPA, UKBA or laws of any other jurisdiction could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our financial condition and results of operations. The possibility of violations of the FCPA, UKBA or other similar laws or regulations may increase as we expand globally and into countries with recognized corruption problems.
Risks Related to our Dependence on Technology
If the technologies we use in operating our business and interacting with our customers fail, are unavailable, or do not operate to expectations, or we fail to successfully implement technology strategies and capabilities in connection with our outsourcing arrangements, our business and results of operations could be adversely impacted.
    We utilize a combination of proprietary and third-party technologies, including third-party owned and operated “cloud” technologies or third-party managed technology platforms, data-centers, and processing systems, to conduct our business and interact with our customers, partners and suppliers, among others. This includes technology that we have developed, have contracted with others to develop, have outsourced to a single provider to operate or have obtained through third-parties by way of service agreements. To the extent that our proprietary technology or a third-party providers’ technology does not work as agreed to or as expected, or if we experience outages or unavailability resulting from their operations and the services they provide to us, our ability to efficiently and effectively deliver services could be adversely impacted and our business and results of operations could be adversely affected. Similarly, any failure by our customers or partners to access the technology that we develop internally could have an adverse effect on our business, results of operations and financial condition. Although we make substantial investments in technology, there is no guarantee that it will function as intended once it is placed into operation. Lastly, given our reliance on technology, we regularly assess our technology plans, including both platforms and technology infrastructure. To the extent that we conclude that certain technologies should be retired, that existing platforms should be consolidated, or that we should change our technology strategies, we may be required to impair or accelerate depreciation on certain assets. Any of these potential changes or failures in our technology strategies may also divert management’s attention and have a material adverse effect on our business and results of operations.
Our business is regularly subject to cyberattacks and attempted security and privacy breaches and we may not be able to adequately protect our information systems, including the data we collect about our customers, which could subject us to liability and damage our reputation.
    We collect and store data about our customers and their fleets, including bank account information and spending data. Our customers expect us to keep this information in our confidence. In certain instances, the information we collect includes social security numbers and tax identification numbers. As a result of applicable laws, we are required to take commercially reasonable measures to prevent and mitigate the impact of cyberattacks, as well as the unauthorized access, acquisition, release and use of “personally identifiable information,” such as social security numbers. While social security numbers and tax identification numbers constitute only a part of the data we keep, in the event of a security breach we would be required to determine the types of information compromised and determine corrective actions and next steps under applicable laws, which would require us to expend capital and other resources to address the security breach and protect against future breaches. In addition, as outsourcing, specialization of functions, third-party digital services and technology innovation within the payments industry increase (including with respect to mobile technologies, tokenization, big data and cloud storage solutions), more third parties are involved in processing card transactions and there is a risk the confidentiality, integrity, privacy and/or security of data held by, or accessible to, third parties, including merchants that accept our cards, payment processors and our business partners, may be materially compromised, which could lead to unauthorized transactions on our cards and costs associated with responding to such an incident. In addition, high profile data breaches could change consumer behaviors, impact our ability to access data to make product offers and credit decisions, result in legislation and additional regulatory requirements, and increases in our compliance and monitoring costs. An increasing number of organizations, including large on-line and off-line merchants and businesses, large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. Like those companies, we too, are subject to regular and repeated attempts to breach our information security protections.

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
    The GLBA also requires us and WEX Bank to provide initial and annual privacy notices to customers that describe in general terms our information sharing practices. If we or WEX Bank intend to share nonpublic personal information about consumers with affiliates and/or nonaffiliated third parties, we and WEX Bank must provide customers with a notice and a reasonable period of time for each customer to “opt out” of any such disclosure. In addition to U.S. federal privacy laws with which we must comply, states also have adopted statutes, regulations and other measures, such as the CCPA, governing the collection and distribution of nonpublic personal information about customers. In some cases, these state measures are preempted by federal law, but if not, we and WEX Bank must monitor and seek to comply with individual state privacy laws in the conduct of our businesses.
    When we handle individually identifiable health information, regulations issued under Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, our contracts with our customers, and supplemental state laws require us to implement privacy and data security measures and to comply with breach notification requirements. We may be subject to contractual damages and civil or criminal penalties if we are found to violate these privacy, security and breach notification requirements. An amendment to the HITECH Act enacted in January 2021 will require consideration of a company's implementation of recognized security standards in assessing administrative fines and penalties under the HIPAA security standards. This action will potentially heighten enforcement risks if we fail to adequately implement the recognized security standards, while mitigating such risks if the recognized measures are successfully implemented.
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
Our Fleet business is dependent on technology systems and electronic communications networks managed by third parties, which could result in our inability to prevent service disruptions.
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
Risks Relating to Ownership of Our Common Stock
The failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in the inability to accurately report our financial results or prevent material misstatement due to fraud, which could cause current and potential shareholders to lose confidence in our financial reporting, adversely affect the trading price of our securities, harm our operating results, trigger a default under the 2016 Credit Agreement or result in regulatory proceedings against us.
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
Currently, we are cooperating with an SEC investigation arising from the revision of our financial statements in 2019 due to issues involving our former Brazil subsidiary, including our financial and disclosure controls and procedures. At this time, it is not possible to predict the outcome of the SEC’s inquiry, including whether or not any proceeding will be initiated or, if so, when or how the matter will be resolved.
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

In addition, as owners of a Utah industrial bank, we are subject to Utah banking regulations that require any entity that controls 10 percent or more of our common stock to obtain the approval of Utah banking authorities prior to consummating any acquisition of shares. Federal law also prohibits a person or group of persons from acquiring “control” of us unless the FDIC has been notified and has not objected to the transaction. Under the FDIC’s regulations, the acquisition of 10 percent or more of a class of our voting stock would generally create a rebuttable presumption of control. In addition, our certificate of incorporation requires that if any stockholder fails to provide us with satisfactory evidence that any required approvals have been obtained, we may, or will if required by state or federal regulators, restrict such stockholder’s ability to vote such shares with respect to any matter subject to a vote of our stockholders. These regulatory requirements may preclude or delay the purchase of a relatively large ownership stake by potential investors. Further, as a result of these regulatory requirements, certain existing and potential stockholders may choose not to invest or invest further in our stock. This could limit the number of potential investors and impact our ability to attract further funds.
The issuance by us of additional shares of common stock or equity-linked securities, including in connection with conversions of our outstanding Convertible Notes, may cause dilution to our stockholders.

To the extent that we issue additional shares of common stock or equity-linked securities, the ownership interests of our stockholders may be diluted. In July 2020, we issued $310.0 million in initial aggregate principal amount of the Convertible Notes and $90.0 million of our common stock to an affiliate of Warburg Pincus in a private placement. The Convertible Notes are convertible by the holders at any time prior to maturity, or earlier redemption or repurchase, based upon an initial conversion price of $200 per share of common stock. We may settle conversions of Convertible Notes, at our election, in cash, shares of common stock, or a combination of cash and shares of common stock. The number of shares issuable upon conversion of the Convertible Notes is subject to increase, including as a result of our ability to elect to satisfy interest obligations under the Convertible Notes by increasing the principal amount of the Convertible Notes rather than paying cash interest and as a result of adjustments to the conversion price under the Convertible Notes in connection with certain events. The conversion price is subject to adjustments customary for convertible debt securities and is also subject to a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including exceptions for underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances. To the extent we issue shares of our common stock in satisfaction of our conversion obligations under the Convertible Notes, our stockholders will experience dilution. Our ability to settle conversions of Convertible Notes in cash may be limited, including as a result of our available cash resources at the time of any conversions and as a result of restrictions in our then existing debt agreements on our ability to satisfy conversions in cash (for example, pursuant to restricted payment covenants similar to those contained in our existing debt agreements).

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

In connection with our July 2020 private placement with Warburg Pincus, we filed a registration statement registering under the Securities Act of 1933, as amended, the Convertible Notes and the shares of common stock issued in the private placement and issuable pursuant to conversions of the Convertible Notes. The purchase agreement for the Convertible Notes provides that Warburg Pincus is restricted from transferring the Convertible Notes or shares of common stock issued in the private placement or upon conversion of the Convertible Notes until July 1, 2021, subject to certain exceptions (including, among other exceptions, transfers pursuant to pledge arrangements that may be entered into by Warburg Pincus in connection with certain financing arrangements). After July 1, 2021, transfers by Warburg Pincus generally will not be restricted, subject to certain limitations on transfers to certain categories of transferees. The Company also has the ability to waive the transfer restrictions under the purchase agreement prior to their expiration and may elect to do so in the future and, as noted above, certain transfers may be made by Warburg Pincus prior to July 1, 2021. The sale or other dispositions of a substantial number of our shares by Warburg Pincus or other holders of our common stock or the Convertible Notes, or the market perception that such sales or other dispositions may occur, could have an adverse impact on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
All of our facilities are leased. Our corporate headquarters, located in Portland, Maine, consists of 90,000 square feet, pursuant to a lease that expires in 2034. We lease an additional 39,595 square feet of office space in Portland, Maine. We lease 49,418 square feet and 179,144 square feet of space in Minnesota and North Dakota, respectively, primarily for WEX Health operations. These leases expire at various dates between 2021 and 2035. We also lease facilities in various other locations in the United States and around the world.
ITEM 3. LEGAL PROCEEDINGS
As of the date of this filing, we are not involved in any material legal proceedings. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings against the Company by filing claims in the High Court of Justice of England and Wales in the United Kingdom. The legal proceedings denied that there had been a Material Adverse Effect (as defined in the original purchase agreement between WEX, eNett and Optal, among others) and alleged that the Company has threatened to breach its obligations under the terms of the purchase agreement. The claimants sought a declaration that no Material Adverse Effect had occurred within the meaning of the purchase agreement and ordered for specific performance of WEX’s obligations under the purchase agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, including, among other things, the determination of the industry in which eNett and Optal operate and of the other participants in such industry, in each case for purposes of interpreting the definition of Material Adverse Effect in the purchase agreement. On October 12, 2020, the Court handed down its judgment, which concluded, among other things, that Optal and eNett operate in the payments industry and the B2B payments industry and that, for the purpose of the definition of the Material Adverse Effect clause, the relevant industry is the B2B payments industry. The Court found that there was no travel payments industry, as argued for by eNett and Optal. This finding meant that when determining whether eNett or Optal have been disproportionately impacted by COVID-19, a comparison would be made against other B2B payments companies. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
On December 15, 2020, the Company entered into a Deed of Settlement (the “Settlement Deed”) with eNett, Optal and the other parties thereto, providing for, among other things, (i) the dismissal with prejudice of the legal proceedings and appeals described above, (ii) the amendment of the original purchase agreement and (iii) the release of all claims capable of arising out of, or in any way connected with or relating to the COVID-19 pandemic, but excluding any claims arising under the amended purchase agreement. The amended purchase agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million (subject to certain adjustments) consisting entirely of cash, which the Company paid with cash on hand, and the closing of the acquisition occurring concurrent with the execution of the Settlement Deed, which occurred on December 15, 2020.
We were not involved in any other material legal proceedings that were terminated during the fourth quarter of 2020. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10–K/A for the year ended December 31, 2018 due to issues involving our former Brazil subsidiary, which was sold in September 2020, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The principal market for the Company’s common stock is the NYSE and our ticker symbol is WEX. As of February 22, 2021, the closing price of our common stock was $226.82 per share, there were 44,190,995 shares of our common stock outstanding and there were 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or nominees.
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
The Company has certain restrictions on the dividends it may pay under its revolving credit agreement, including pro forma compliance with a consolidated leverage ratio, testing consolidated funded indebtedness (excluding (i) up to $400 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to (x) with respect to calculating the consolidated leverage ratio for purposes of the periods ending prior to June 15, 2021, an unlimited amount, and (y) with respect to calculating the consolidated leverage ratio for purposes of the periods ending thereafter, $400.0 million, of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries) to consolidated EBITDA of less than 2.50:1.00 for the most recent period of four fiscal quarters.
Share Repurchases
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock, expiring in September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time.
We did not purchase any shares of our common stock during the year ended December 31, 2020. The dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of December 31, 2020.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The discussion below focuses on the factors affecting our consolidated results of operations for the years ended December 31, 2020 and 2019 and financial condition at December 31, 2020 and 2019 and, where appropriate, factors that may affect our future financial performance, unless stated otherwise. This discussion should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and selected consolidated financial data.
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is presented in the following sections:
•2020 Highlights and Year in Review
•Subsequent Events
•Recent Events
•Segments
•Results of Operations
•Application of Critical Accounting Policies and Estimates
•Recently Adopted and New Accounting Standards
•Liquidity, Capital Resources and Cash Flows
2020 Highlights and Year in Review
    Our Company’s management regularly monitors key performance indicators to measure our current performance and project future performance. A recurring, comprehensive list is included by segment within the Results of Operations section of this Management's Discussion and Analysis. Management believes the following key performance indicators by segment were important to our overall performance in 2020 as they provide enhanced information and data underlying our financial results. See “COVID-19 Pandemic Response and Impact” included in “Recent Events” below for further information regarding how COVID-19 has impacted the Company’s segments.
Key Performance Indicators
Fleet Solutions
•Average number of vehicles serviced increased 9 percent from 2019 to 15.3 million for 2020, primarily related to growth in our worldwide customer base. As of December 31, 2020, vehicles serviced totaled 15.8 million.
•The average U.S. price per gallon of fuel was $2.29 during 2020, an 18 percent decrease as compared to 2019.
•Fuel transactions processed decreased 6 percent from 2019 to 576.0 million in 2020. We have seen strong over-the-road trucking volumes, with offsetting significant volume declines in small to mid-size North American and international fleets as a result of the impacts of COVID-19.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, decreased 8 percent from 2019 to 463.9 million in 2020.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX issued transactions that use WEX corporate card products and virtual card products, was $20.9 billion in 2020, a 47 percent decrease from 2019, driven primarily by the decline in worldwide travel and tourism as a result of the COVID-19 pandemic. This decrease was partly offset by improved volumes in our corporate payments portion of the segment.
Health and Employee Benefit Solutions
•Average number of SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew 12% to 14.5 million in 2020 from 12.9 million in 2019.

•Purchase volume, which represents the total US dollar value of all transactions where interchange is earned by WEX, decreased $400.9 million in 2020, as compared to 2019, driven primarily by the impact of COVID-19 on the segment.
Other Performance Metrics
•Credit loss expense in the Fleet Solutions segment decreased 5 percent to $56.6 million during 2020, as compared to $59.8 million during 2019. Our credit losses were 16.7 basis points of fuel expenditures for 2020, as compared to 15.1 basis points of fuel expenditures for 2019, an increase of 11 percent primarily due to higher losses in the small fleet over-the-road business as compared to 2019.
•We recorded an income tax benefit of $20.6 million for 2020 as compared to an income tax provision of $61.2 million for 2019. Our effective tax rate was a 6.8 percent benefit for 2020 as compared to a 28.3 percent provision for 2019. The Company's effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for i) operating losses generated from WEX Latin America during the current year through the date of sale, ii) the loss on sale of WEX Latin America, and iii) the legal settlement. These losses were included as part of the current year loss and determined to be either non-deductible for income tax purposes or required a valuation allowance.
Subsequent Events
HSA Purchase Agreement
On February 11, 2021, the Company entered into an asset purchase agreement with Bell Bank to acquire certain HSA assets, including the custodial rights for certain HSAs from Bell Bank's HealthcareBank division, the custodian bank for customers of the U.S. Health business. We believe the acquisition will allow the Company to better capture the economics from those HSAs, leverage our investments to provide customers with market-leading HSA solutions, and align with our growth strategy. The transaction is expected to close in the second quarter of 2021, subject to regulatory approvals and other customary closing conditions.
Pursuant to the purchase agreement, the Company will pay Bell Bank initial cash consideration of approximately $200 million, and two additional deferred cash payments of $25 million in July 2023 and January 2024, contingent upon closing of the transaction. The agreement also includes potential additional consideration payable, over the ten years subsequent to the closing date, that is contingent on, and calculated based on, any future increases in the Federal Funds rate. Potential additional consideration may not exceed $225 million in the aggregate over the ten year period and will not adversely impact the Company’s adjusted net income or financial position as net revenues earned on the acquired HSA assets will increase in the event the Federal Funds rate increases in the future.
Notes Redemption Notice
On February 11, 2021, the Company provided irrevocable notice to The Bank of New York Mellon Trust Company, N.A., the trustee for the Notes, of its intent to redeem its outstanding $400 million 4.75% Senior Secured Notes due February 1, 2023 on March 15, 2021. The redemption price of the Notes is $400 million plus accrued and unpaid interest through the proposed redemption date. The redemption is expected to be funded from cash.
Recent Events
2020 Acquisition/Legal Settlement
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett, a leading provider of B2B payment solutions to the travel industry, and Optal, a company that specializes in optimizing B2B payments transactions, subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition were subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the purchase agreement between WEX, eNett and Optal, among others). The Company subsequently concluded that the COVID-19 pandemic and conditions arising in connection with it had a Material Adverse Effect on the businesses, which was disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it was not required to close the transaction pursuant to the terms of the original purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company seeking a declaration that no

Material Adverse Effect had occurred and an order for specific performance of WEX's obligations under the purchase agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, and handed down its judgment on October 12, 2020. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
On December 15, 2020, the Company entered into a Deed of Settlement (the “Settlement Deed”) with eNett, Optal and the other parties thereto, providing for among other things, (i) the dismissal with prejudice of the legal proceedings and appeals described above, (ii) amendment of the original purchase agreement and (iii) the release of all claims capable of arising out of, or in any way connected with or relating to the COVID-19 pandemic, but excluding any claims arising under the amended purchase agreement. The closing of the acquisition occurred concurrent with the execution of the Settlement Deed on December 15, 2020. The Amended Purchase Agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million (subject to certain working capital and other adjustments as described in the Amended Purchase Agreement, which resulted in a total cash payment of $615.4 million), which the Company paid entirely with cash on hand. The Company determined the aggregate purchase price represents consideration paid for the businesses acquired and for the legal settlement described above. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million has been allocated to the legal settlement, which has been included in legal settlement expense in the consolidated statement of operations for the year ended December 31, 2020.
Private Placement
On July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC, pursuant to which the Company issued $310 million in aggregate principal amount of its senior Convertible Notes due 2027 and 577,254 shares of the Company’s common stock, with gross proceeds in respect of the common stock of $90 million, reflecting a purchase price of $155.91 per share. The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299 million after original issue discount.
The Convertible Notes, which are unsecured, have a seven-year term and mature on July 15, 2027, unless either converted, repurchased or redeemed. The Convertible Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears, with the first interest payment due January 15, 2021. At WEX's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.
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
The indenture includes a debt incurrence covenant that restricts the Company from incurring certain indebtedness, including disqualified stock and preferred stock issued by the Company or its subsidiaries, subject to customary exceptions, including if, after giving effect to any such proposed incurrence or issuance, and the receipt and application of the proceeds therefrom, the ratio of (x) the Company’s consolidated EBITDA for the most recent four fiscal quarters for which financial statements are available, to (y) the Company’s consolidated fixed charges for such period would be greater than 1.5:1.0. The indenture contains other customary terms and covenants, including customary events of default. The Convertible Notes are the Company’s general senior unsecured obligations and rank equally with all of the Company’s existing and future senior indebtedness. The Convertible Notes are effectively subordinated to all of the Company’s secured indebtedness, including borrowings under the 2016 Credit Agreement, as amended, to the extent of the value of the collateral securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.
Sale of Subsidiary
On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A. Under the conditions of the sale agreement, the Company was required to make a payment to the buyer. The Company wrote-off the associated assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million during the year ended December 31, 2020. The loss on sale of subsidiary is not deductible for tax purposes.
COVID-19 Pandemic Response and Impact
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. Additionally, in an effort to rescale the business and safeguard shareholder value in this unprecedented operating environment, we took certain measures to both permanently reduce headcount and furlough employees across our worldwide offices where necessary. Aside from the employee furloughs, which ended during the third quarter of 2020, the precautionary steps described above largely remain in force as the Company continues to closely track and assess the evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, had a negative impact on the Company’s businesses during the year ended December 31, 2020. While we have seen varying levels of improvement since the lowest volume levels, we expect a slow and steady volume recovery will continue across our business. Specific to our Travel and Corporate Solutions segment, which has been the most severely impacted, while volumes are slowly improving as leisure travel begins to slowly improve from its lowest levels, we believe that COVID-19 has structurally changed the travel market and we expect these disruptions to have a continuing impact on the Company’s Travel and Corporate Solutions segment operating results. However, the pace and breadth of the vaccine rollout as well as the potential for government stimulus will be critical factors in determining how quickly our existing customer activity across all three segments will rebound. Given the current pace of vaccine distribution as well as our own customer mix, we believe customer activity will increase in the second half of the year, but likely more fully in the fourth quarter. The following describes these impacts by reportable segment:
Fleet Solutions — The Fleet Solutions segment has seen both positive and negative impacts as a result of the world's response to COVID-19, with the negative impacts significantly outweighing the positive. Firstly, 2020 revenue has significantly decreased as a result of lower transaction prices driven by a decrease in the average U.S. price per gallon of fuel as compared to 2019. Volumes have also negatively impacted the segment's results during 2020 as compared to 2019 due to lower volumes in the North American fleet and international portions of the business. Partly offsetting these negatively impacted areas of the business were volume trends in our over-the-road trucking business, which have increased relative to prior year due to increased shipping to individuals during the U.S. lockdown, but represent a smaller portion of the overall segment.
Travel and Corporate Solutions — Of the Company's segments, Travel and Corporate Solutions has been the most severely impacted by the pandemic and the corresponding decline in worldwide travel and tourism. Purchase volume in the travel portion of the segment was significantly lower in 2020 as compared to 2019. In contrast, the corporate payments portion of the segment has seen an increase in purchase volumes during 2020, which is largely attributable to the ongoing migration of businesses to virtual payments and increasing usage of our accounts payable products. These improvements, however, represent a smaller percentage of the total segment.
Health and Employee Benefit Solutions — The Health and Employee Benefit Solutions' volume was most challenged by the pandemic during the second quarter of 2020 as a result of cardholders deferring non-essential medical treatments when U.S. lockdown restrictions were most severe. However, by the fourth quarter of 2020, the U.S. Health business saw a slight increase in purchase volumes relative to the same period in the prior year.
We are closely tracking and assessing the evolving effect of the pandemic and are actively managing our responses in collaboration with our employees, customers and suppliers.

Segments
    WEX operates in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. Our Fleet Solutions segment provides payment, transaction processing and information management services specifically designed for the needs of commercial and government fleets. Our Travel and Corporate Solutions segment focuses on the complex payment environment of business-to-business payments, providing customers with payment processing solutions for their payment and transaction monitoring needs. Our Health and Employee Benefit Solutions segment provides a SaaS platform for consumer directed healthcare payments, and provided payroll related benefits to customers in Brazil until September 30, 2020, the date of sale of our former subsidiary UNIK S.A.
Results of Operations
    The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes, adjustments attributable to non-controlling interests and non-cash adjustments related to our tax receivable agreement to our operating segments as management believes these items are unpredictable and can obscure a segment's operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
Sources of Operating Expenses
The Company's operating expenses consist of the following:
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
Other Operating Expenses
•General and administrative - General and administrative includes compensation and related expenses for executive, finance and accounting, other information technology, human resources, legal, and other corporate functions. Also included are corporate facilities expenses, certain third-party professional service fees, and other corporate expenses.
•Sales and marketing - The Company’s sales and marketing expenses relate primarily to compensation, benefits, sales commissions, and related expenses for sales, marketing, and other related activities.
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
•Legal settlement - Represents the consideration paid to the sellers of eNett and Optal in excess of the businesses' fair values. See Item 8 – Note 4, Acquisitions, of our consolidated financial statements for more information.
•Impairment charges - During our annual goodwill assessment completed in the fourth quarter of 2020, we recorded a non-cash goodwill impairment charge of $53.4 million for our WEX Fleet Europe reporting unit. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
•Loss on sale of subsidiary - The loss on sale of subsidiary relates to the divestiture of the Company's former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities.

Year Ended December 31, 2020, Compared to the Year Ended December 31, 2019
Fleet Solutions
Revenues
    The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands, except per transaction and per gallon data)	2020	2019	Amount	Percent
Revenues[1]
Payment processing revenue	$404,843	$457,244	$(52,401)	(11)%
Account servicing revenue	153,823	164,735	(10,912)	(7)%
Finance fee revenue	197,307	245,082	(47,775)	(19)%
Other revenue	162,337	171,334	(8,997)	(5)%
Total revenues	$918,310	$1,038,395	$(120,085)	(12)%

Key performance indicators
Payment processing revenue:
Payment processing transactions[2]	463,864	505,292	(41,428)	(8)%
Payment processing fuel spend[3]	$29,924,535	$37,372,684	$(7,448,149)	(20)%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.29	$2.80	$(0.51)	(18)%
Net payment processing rate[4]	1.35%	1.22%	0.13%	11%
1 Foreign currency exchange rate fluctuations had an insignificant impact on Fleet Solutions' revenue in 2020, compared to the prior year.
2 Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
3 Payment processing fuel spend represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
4 Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees.
    Fleet Solutions revenue decreased $120.1 million for 2020, as compared to 2019. As discussed in the preceding “COVID-19 Pandemic Response and Impact” section, the business has been adversely impacted by lower average domestic fuel prices during 2020 as compared to the prior year, and, to a lesser extent, by lower volumes. The decrease was partly offset by improvements in our over-the-road business, as long haul trucking has not seen the same impacts to volume as other parts of our Fleet Solutions segment.
    Finance fee revenue is comprised of the following components:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Finance income	$159,944	$208,911	$(48,967)	(23)%
Factoring fee revenue	37,363	36,171	1,192	3%
Finance fee revenue	$197,307	$245,082	$(47,775)	(19)%
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

    Finance income decreased $49.0 million in 2020, as compared to 2019, primarily due to a reduction of outstanding balances as a result of declining fuel prices and reduced volumes due to COVID-19, as well as lower delinquencies. This decrease was partly offset by an $8.7 million benefit during 2020 arising from higher weighted average late fee rates. For both 2020 and 2019, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs was 5.7 percent and 5.4 percent for 2020 and 2019, respectively, resulting from higher minimum finance charge instances relative to prior year. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during 2020 or 2019. Going forward, we may see an increase in concessions granted to customers as a result of COVID-19.
    The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue for 2020 was generally consistent with factoring fee revenue in 2019.
    Other revenue decreased $9.0 million in 2020, as compared to 2019, due primarily to a decline in servicing revenue at our international fleet business due to lower levels of spend as a result of travel bans and restrictions as of result of the government's response to the COVID-19 pandemic.
Operating Expenses
    The following table compares line items within operating income for Fleet Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$200,734	$205,034	$(4,300)	(2)%
Service fees	$7,216	$7,208	$8	—%
Provision for credit losses	$56,620	$59,816	$(3,196)	(5)%
Operating interest	$18,360	$22,141	$(3,781)	(17)%
Depreciation and amortization	$48,958	$43,570	$5,388	12%

Other operating expenses
General and administrative	$92,268	$79,717	$12,551	16%
Sales and marketing	$148,478	$168,155	$(19,677)	(12)%
Depreciation and amortization	$89,642	$86,865	$2,777	3%
Impairment charges	$53,378	$—	$53,378	NM

Operating income	$202,656	$365,889	$(163,233)	(45)%
NM - Not meaningful
Cost of services
    Processing costs decreased $4.3 million for 2020, as compared to 2019, due to a reduction in transactions relative to the prior year, primarily as a result of the corresponding reduction in payment processing revenue and charges incurred during the three months ended March 31, 2019 to on-board significant customers.
    Service fees for 2020 were generally consistent with service fees in 2019.
    Provision for credit losses decreased $3.2 million for 2020, as compared to 2019. The reduction is primarily due to a reduction in fraud losses during 2020 as compared to the prior year. The adoption of the new credit loss accounting standard, Topic 326, coupled with an increase in expected credit losses as a result of COVID-19, increased the provision for credit losses through the first half of 2020. However, reductions in credit losses resulting from changes in customer payment behavior and increased collection efforts substantially offset those increases during the latter half of 2020. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some fleet customers due to changes in transportation activity as a result of the COVID-19 pandemic. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 16.7 basis points of fuel expenditures for 2020, as compared to 15.1 basis points of fuel expenditures for 2019.
    Operating interest expense decreased $3.8 million in 2020, as compared to 2019. The decrease is due to lower interest rates and a decrease in deposits.
    Depreciation and amortization increased $5.4 million in 2020, as compared to 2019, due primarily to the amortization of merchant network access agreements obtained in the Go Fuel Card acquisition in July 2019.
Other operating expenses
    General and administrative expenses increased $12.6 million in 2020, as compared to 2019, due primarily to compensation and professional services cost increases in 2020 as a result of the July 2019 acquisition of Go Fuel Card.
    Sales and marketing expenses decreased $19.7 million in 2020, as compared to 2019, due primarily to a decline in our discretionary spending as a result of COVID-19 as well as lower relative commission payments to partners.
    Depreciation and amortization increased $2.8 million in 2020, as compared to 2019, due primarily to the amortization of the Chevron customer portfolio intangible asset and customer relationships obtained in the Go Fuel Card acquisition in July 2019.
Impairment charges consists of a non-cash goodwill impairment charge of $53.4 million for our WEX Fleet Europe reporting unit, which was identified during the annual goodwill assessment completed in the fourth quarter of 2020. See Item 8 – Note 9, Goodwill and Other Intangible Assets, of our consolidated financial statements for more information.
Travel and Corporate Solutions
Revenues
    The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Revenues[1]
Payment processing revenue	$229,144	$303,385	$(74,241)	(24)%
Account servicing revenue	41,927	43,293	(1,366)	(3)%
Finance fee revenue	1,079	2,086	(1,007)	(48)%
Other revenue	5,690	19,062	(13,372)	(70)%
Total revenues	$277,840	$367,826	$(89,986)	(24)%

Key performance indicators
Payment processing revenue:
Payment solutions purchase volume[2]	$20,877,234	$39,632,411	$(18,755,177)	(47)%
1 Foreign currency exchange rate fluctuations had an insignificant impact on Travel and Corporate Solutions revenues in 2020, compared to the prior year.
2 Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products. As discussed in the preceding “COVID-19 Pandemic Response and Impact” section, our current travel-related transaction volumes have been impacted by the decline in worldwide travel and tourism as a result of COVID-19 and we expect them to continue to be impacted.
    Travel and Corporate Solutions total revenue decreased $90.0 million for 2020, as compared to 2019, primarily due to the impact of the pandemic on travel volumes, with revenue down 53 percent in that portion of the business. This unfavorable factor was partly offset by benefits realized as part of a contract amendment executed during the second quarter of 2020 and 13 percent revenue growth in the corporate payments portion of the business as a result of ongoing migration to virtual payments and increasing usage of our accounts payable products.
    Finance fee revenue was not material to Travel and Corporate Solutions’ operations in 2020 or 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. During the second quarter of 2020, WEX Latin America placed certain delinquent customers, with accounts receivable balances of $11.0 million, on payment plans ranging up to three years in length. As part of the sale of WEX Latin America, the Company retained one of these delinquent, fully reserved customer balances. No late fee income has been recognized associated with these payment plans during 2020. There were no material concessions to customers experiencing financial difficulties during either 2020 or 2019. Going forward, we may see an increase in concessions granted to customers as a result of the continuing impact that COVID-19 has on their businesses.
Operating Expenses
    The following table compares line items within operating income for Travel and Corporate Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$57,735	$62,179	$(4,444)	(7)%
Service fees	$17,442	$27,654	$(10,212)	(37)%
Provision for credit losses	$21,610	$5,914	$15,696	265%
Operating interest	$5,331	$17,496	$(12,165)	(70)%
Depreciation and amortization	$20,271	$17,044	$3,227	19%

Other operating expenses
General and administrative	$31,534	$36,164	$(4,630)	(13)%
Sales and marketing	$81,958	$58,927	$23,031	39%
Depreciation and amortization	$23,341	$18,144	$5,197	29%
Legal settlement	$162,500	$—	$162,500	NM

Operating (loss) income	$(143,882)	$124,304	$(268,186)	(216)%

NM - Not meaningful
Cost of services
    Processing costs decreased $4.4 million in 2020, as compared to 2019, due primarily to volume related decreases.
    Service fees decreased $10.2 million in 2020, as compared to 2019, due to lower processing volumes and the conversion to an internal transaction processing platform.
    Provision for credit losses increased $15.7 million in 2020, as compared to 2019, resulting primarily from an increase in expected credit losses as a result of COVID-19 and a specific reserve taken on a customer in Brazil prior to the sale of WEX Latin America. The impact reflects our best estimate for losses that we expect to incur based on the current level of accounts receivable and the anticipated payment difficulty for some online travel agency customers due to reduced travel as a result of the COVID-19 pandemic. We will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
    Operating interest decreased $12.2 million in 2020, as compared to 2019, as a result of lower interest rates and lower overall deposit balances.
    Depreciation and amortization expenses increased $3.2 million in 2020, as compared to 2019, due primarily to the amortization of software obtained in the Noventis acquisition.
Other operating expenses
    General and administrative expenses decreased $4.6 million in 2020, as compared to 2019, primarily due to the expense incurred to accelerate vesting of option awards as part of the Noventis acquisition during 2019.
    Sales and marketing expenses increased $23.0 million in 2020, as compared to 2019, primarily due to higher relative commission payments to partners in the corporate payments business, partly offset by a decrease in our discretionary spending as a result of COVID-19.
    Depreciation and amortization increased $5.2 million in 2020, as compared to 2019, due primarily to higher amortization on customer relationships acquired as part of the Noventis acquisition.

Legal settlement expenses were $162.5 million in 2020 due to the settlement of legal proceedings, and represents the consideration paid to the sellers of eNett and Optal in excess of the businesses' fair values, as further described in Recent Developments.
Health and Employee Benefit Solutions
Revenues
    The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Revenues[1]
Payment processing revenue	$64,904	$64,963	$(59)	—%
Account servicing revenue	253,706	205,524	48,182	23%
Finance fee revenue	137	150	(13)	(9)%
Other revenue	44,972	46,833	(1,861)	(4)%
Total revenues	$363,719	$317,470	$46,249	15%

Key performance indicators
Payment processing revenue:
Purchase volume[2]	$4,805,395	$5,206,275	$(400,879)	(8)%
Account servicing revenue:
Average number of SaaS accounts[3]	14,512	12,926	1,586	12%
1 Foreign currency exchange rate fluctuations decreased Health and Employee Benefit Solutions' revenue by $1.6 million in 2020, as compared to the prior year.
2 Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
3 Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
    Payment processing revenues in 2020 were generally consistent with 2019 as a result of a decline in the U.S. Health business customer spend on elective healthcare procedures in connection with COVID-19 restrictions, offset by the acquisition of Discovery Benefits.
    Account servicing revenue increased $48.2 million for 2020, as compared to 2019, primarily due to the acquisition of Discovery Benefits and existing WEX Health customer growth, which resulted in a higher number of participants using our SaaS healthcare technology platform.
    Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations in either 2020 or 2019. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees.
    Other revenue decreased $1.9 million in 2020 as compared to 2019, which was primarily attributable to lower revenues from the Company's former WEX Latin America business, partly offset by professional services revenue and growth in ancillary services to cardholders associated with the increased number of SaaS platform participants of our U.S. Health Business.

Operating Expenses
    The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Cost of services
Processing costs	$160,572	$133,226	$27,346	21%
Service fees	$22,631	$22,165	$466	2%
Provision for credit losses	$213	$(66)	$279	NM
Operating interest	$119	$2,278	$(2,159)	(95)%
Depreciation and amortization	$35,363	$34,111	$1,252	4%

Other operating expenses
General and administrative	$34,599	$35,739	$(1,140)	(3)%
Sales and marketing	$36,248	$32,788	$3,460	11%
Depreciation and amortization	$42,008	$34,975	$7,033	20%

Operating income	$31,966	$22,254	$9,712	44%

NM - Not meaningful
Cost of services
    Processing costs increased $27.3 million in 2020, as compared to 2019. The increase was partly driven by higher personnel-related costs to support account servicing revenue growth. The acquisition of Discovery Benefits contributed to the majority of the increase. This increase was partly offset by the sale of WEX Latin America.
    Service fees in 2020 were generally consistent with service fees in 2019.
    Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations in either 2020 or 2019.
    Operating interest decreased $2.2 million in 2020, as compared to 2019, due primarily to a decrease in operating debt balances at WEX Latin America prior to completing the sale of WEX Latin America during the third quarter of 2020.
    Depreciation and amortization expenses increased $1.3 million in 2020, as compared to 2019, resulting primarily from higher depreciation expense on internally developed software as we continued to invest in WEX Health technology, partly offset by lower depreciation and amortization expenses as compared to 2019 as a result of the sale of WEX Latin America during the third quarter of 2020.
Other operating expenses
    General and administrative expenses decreased $1.1 million in 2020, as compared to 2019, due to a decrease in professional services expenses incurred in 2019 as a result of the Discovery Benefit acquisition.
    Sales and marketing expenses increased $3.5 million in 2020, as compared to 2019, due primarily to expenses in connection with the acquisition of Discovery Benefits, partly offset by the COVID-related cancellation of our annual healthcare payments technology conference and COVID-related travel and entertainment decreases.
    Depreciation and amortization increased $7.0 million in 2020, as compared to 2019, due primarily to amortization of customer relationship intangible assets obtained in the Discovery Benefits acquisition.
Unallocated corporate expenses
    Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

    The following table compares line items within operating income for unallocated corporate expenses:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Other operating expenses
General and administrative	$133,708	$124,187	$9,521	8%
Depreciation and amortization	$2,343	$2,420	$(77)	(3)%
Loss on sale of subsidiary	$46,362	$—	$46,362	NM
    General and administrative expenses increased $9.5 million for 2020 as compared to 2019, primarily due to costs incurred in connection with the acquisition of eNett and Optal and personnel-related cost increases including stock-based compensation. The increase was partly offset by a decline in debt restructuring costs incurred in conjunction with our 2019 credit agreement amendments and costs incurred to remediate material weaknesses from 2018 during the prior year, and decreases in employee travel as a result of the Company's current response to the COVID-19 pandemic.
Loss on sale of subsidiary relates to the write-off of the associated assets and liabilities of the Company's former WEX Latin America subsidiary as of the September 30, 2020 sale date.
    Other unallocated corporate expenses were not material to the Company’s operations in either 2020 or 2019.
Non-operating income and expense
    The following table reflects comparative results for certain amounts excluded from operating income:

	Twelve Months Ended December 31,		Increase (Decrease)
(In thousands)	2020	2019	Amount	Percent
Financing interest expense	$(157,080)	$(134,677)	$22,403	17%
Net foreign currency loss	$(25,783)	$(926)	$24,857	NM
Net unrealized loss on financial instruments	$(27,036)	$(34,654)	$(7,618)	22%
Non-cash adjustments related to tax receivable agreement	$491	$932	$(441)	(47)%
Income tax (benefit) provision	$(20,597)	$61,223	$(81,820)	NM
Net income (loss) from non-controlling interests	$3,466	$(1,030)	$(4,496)	NM
Change in value of redeemable non-controlling interest	$40,312	$(57,317)	$97,629	NM
NM - Not meaningful
Financing interest expense increased $22.4 million in 2020, as compared to 2019, due primarily to financing fees incurred in connection with the eNett and Optal acquisition and interest incurred on our Convertible Notes issued during July 2020, partly offset by lower average interest rates.
    Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, accounts receivable and accounts payable balances, including intercompany transactions that are denominated in foreign currencies. In 2020, net foreign currency loss was $25.8 million, as compared to $0.9 million in 2019. The loss in 2020 is the result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact, including the Australian dollar and British pound. The majority of these losses were recorded during the three months ended March 31, 2020, as a result of the weakening of foreign currencies relative to the U.S. dollar arising from the COVID-19 pandemic.
    Net unrealized loss on financial instruments decreased $7.6 million in 2020, as compared to 2019, due primarily to a decrease in the LIBOR forward yield curve.
    Non-cash adjustments related to tax receivable agreement were not material to operations in 2020 or 2019.
We recorded an income tax benefit of $20.6 million for 2020 as compared to an income tax provision of $61.2 million for 2019. Our effective tax rate was a 6.8 percent benefit for 2020 as compared to a 28.3 percent provision for 2019. The Company's effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for i) operating losses generated by WEX Latin America during the current year through the date of sale, ii) loss on sale of WEX

Latin America, and iii) legal settlement. These losses were included as part of the current year loss and have been determined to be either non-deductible for income tax purposes or required a valuation allowance.
    Net income (loss) from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for 2020 or 2019.
    The Company's redeemable non-controlling interest in the U.S. Health business decreased by $40.3 million during 2020. The decrease was due substantially to a second quarter change in the redemption value resulting from a decline in revenue multiples of peer companies due to the COVID-19 pandemic.
Year Ended December 31, 2019, Compared to the Year Ended December 31, 2018
    Discussion and analysis of the year ended December 31, 2019 compared to the year ended December 31, 2018 is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10–K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.
Non-GAAP Financial Measures That Supplement GAAP Measures
    The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, loss on sale of subsidiary, stock-based compensation, restructuring and other costs, legal settlement, impairment charges, debt restructuring and debt issuance cost amortization, non-cash adjustments related to tax receivable agreement, similar adjustments attributable to our non-controlling interests and certain tax related items.
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
•Legal settlement represents the consideration paid to the sellers of eNett and Optal in excess of the businesses' fair values. Management has elected to exclude this item as the charge is nonrecurring and does not reflect future operating expenses resulting from this acquisition.
•The loss on sale of subsidiary relates to the divestiture of our former Brazilian subsidiary as of the date of sale, September 30, 2020, and the associated write-off of its assets and liabilities. As previously discussed, gains and losses from divestitures are considered by us to be unpredictable and dependent on factors that may be outside of our control. The exclusion of these gains and losses are consistent with our practice of excluding other non-recurring items associated with strategic transactions.

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
•We exclude restructuring and other costs when evaluating our continuing business performance as such items are not consistently occurring and do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. This also includes costs related to certain identified initiatives, including technology initiatives, to further streamline the business, improve the Company’s efficiency, create synergies and globalize the Company’s operations and remediate the prior year material weaknesses, all with an objective to improve scale and efficiency and increase profitability going forward. For the year ended December 31, 2020, restructuring and other costs include certain costs incurred in association with COVID-19, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
•Impairment charges represent non-cash asset write-offs, which do not reflect recurring costs that would be relevant to the Company’s continuing operations. The Company believes that excluding these nonrecurring expenses facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in its industry.
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

The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Year ended December 31,
(In thousands)	2020	2019	2018
Net (loss) income attributable to shareholders	$(243,638)	$99,006	$168,295
Unrealized loss (gain) on financial instruments	27,036	34,654	(2,579)
Net foreign currency remeasurement loss (gain)	25,783	926	38,800
Acquisition-related intangible amortization	171,144	159,431	138,186
Other acquisition and divestiture related items	57,787	37,675	4,143
Legal settlement	162,500	—	—
Loss on sale of subsidiary	46,362	—	—
Stock-based compensation	65,841	47,511	35,103
Other costs	13,555	25,106	13,717
Impairment charges	53,378	—	5,649
Debt restructuring and debt issuance cost amortization	40,063	21,004	14,101
Non-cash adjustments related to tax receivable agreement	(491)	(932)	775
ANI adjustments attributable to non-controlling interests	(42,910)	53,035	(1,370)
Tax related items	(108,086)	(74,743)	(53,918)
Adjusted net income attributable to shareholders	$268,324	$402,673	$360,902

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

The Company has entered into agreements with major oil companies, fuel retailers and vehicle maintenance providers, online travel agencies and health partners, which provide products and/or services to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records.

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

The Company generally records revenue net, equal to consideration retained, based upon its conclusion that the Company is the agent in its principal versus agent relationships.

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
The allowance for expected credit losses reflects management’s estimate of uncollectible balances as of the reporting date resulting from credit risk and including fraud losses. The reserve for credit losses reduces the Company’s accounts receivable balances, as reported in the consolidated financial statements, to the net realizable value.
The allowance for expected credit losses is primarily calculated by analytical models using actual loss-rate experience, and adjustments, where necessary, for current conditions and forecasts of leading economic indicators correlated to loss-rate trends. Management monitors the credit quality of accounts receivable in making judgments necessary to estimate expected credit losses by analyzing delinquency reports, loss-rate trends, changes in customer payment patterns, economic indicators, recent trends and forecasts, and competitive, legal, and regulatory environments. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.

Receivables exhibiting elevated credit risk characteristics from homogeneous pools are assessed on an individual basis for expected credit losses. These receivables are assessed individual expected credit loss estimates based on the occurrence of bankruptcies, disputes, conversations with customers, or other significant credit loss events.

Additionally, the allowance for expected credit losses includes fraud losses. Management monitors known and suspected fraudulent activity identified by the Company, as well as fraudulent claims reported by customers, in estimating the reserve for expected fraud losses.
Lastly, the allowance includes reserves for waived late fees. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.

To the extent calculated expected credit losses are not indicative of future performance, actual loss experience could differ significantly from management’s judgments and expectations, resulting in either higher or lower future provisions for credit losses, as applicable. As of December 31, 2020, we have an estimated reserve for credit losses, including fraud losses, that is 2.9 percent of the total gross accounts receivable balance.

An increase or decrease to this reserve by 0.5 percent of the total gross accounts receivable balance would increase or decrease the provision for credit losses for the year by $10.3 million.

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

During 2020, the Company used a discounted cash flow analysis and guideline transaction method to determine the fair value of the eNett and Optal businesses acquired on December 15, 2020.

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

During our annual goodwill impairment test performed as of October 1, 2020, we determined that the reduced volumes attributable in part to COVID-19, had a significant impact on the fair value of the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). Based on the carrying value of this reporting unit exceeding its fair value, the Company recorded a $53.4 million goodwill impairment charge during the year ended December 31, 2020. There is $65.8 million remaining goodwill associated with this reporting unit.

For our other reporting units with goodwill, our 2020 goodwill impairment test indicated excesses of estimated fair value over the respective carrying amounts by amounts ranging from approximately $10 million to $2.3 billion.

Although no reporting units are deemed at risk of impairment as of December 31, 2020, subsequent to the impairment loss taken by WEX Fleet Europe as of October 1, 2020, there exists the potential for future impairment should actual results deteriorate versus our current expectations. As of December 31, 2020, the Company had approximately $4.2 billion on its consolidated balance sheet related to goodwill and intangible assets of acquired entities.

The Company did not record any goodwill impairments during the year ended December 31, 2019.

The Company did not record any intangible asset impairments during the years ended December 31, 2020 and 2019.

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

To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we generally record a corresponding income tax expense in the consolidated statement of operations in the period of the change. Conversely, to the extent circumstances indicate that realization is more likely than not, the valuation allowance is decreased to the amount realizable, which generates an income tax benefit.
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

Recently Adopted and New Accounting Standards
We adopted Topic 326 on January 1, 2020, utilizing the modified-retrospective approach. Under the modified-retrospective approach, prior period comparable financial information is not adjusted. See Item 8 – Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Item 8- Note 2, Recent Accounting Pronouncements, in this report for further discussion of the impact from the adoption of this new accounting standard. We use a loss-rate methodology to calculate our general allowance for accounts receivable. This methodology considers historical loss experience to calculate actual loss-rates and analyzes trends in the calculated loss-rates against trends in economic indicators. Analyzing trends in loss-rates against trends in economic indicators allows us to identify correlations between economic environments and loss experience. Strong correlations identified from that analysis are factored into the current and expected conditions of the overall credit loss reserve methodology. The expense we recognized in the quarter is the amount necessary to bring the reserve to its required level based on this methodology. When individual accounts receivable exhibit elevated credit risk characteristics as a result of bankruptcies, disputes, conversations with customers, or other significant credit loss events, they are assessed individual credit loss estimates. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
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

Sources of cash	Use of cash[1]
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

1 Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
Cash Flows
    The table below summarizes our cash activities:

	Year ended December 31,
(In thousands)	2020	2019	2018
Net cash provided by operating activities	$857,019	$663,171	$400,229
Net cash used for investing activities	$(329,086)	$(990,614)	$(254,175)
Net cash (used for) provided by financing activities	$(179,256)	$749,773	$(102,728)

Operating Activities
•Cash provided by operating activities for 2020 increased $193.8 million as compared to the prior year, resulting from increased collections on accounts receivable offset in part by a reduction in payables.
•Cash provided by operating activities for 2019 increased $262.9 million as compared to the prior year, resulting from an increase in accounts payable and decrease in accounts receivable primarily due to a factoring arrangement in which the Company retains the merchant payable and sells the related accounts receivable. This arrangement was in place during the twelve months ended December 31, 2019, but not in place until August of 2018.
Investing Activities
•Cash used for investing activities for 2020 decreased $661.5 million as compared to the prior year. The Company completed one acquisition during 2020 with associated payments of $220.7 million, net of cash acquired, as compared to four acquisitions completed during 2019.
•Cash used for investing activities for 2019 increased $736.4 million as compared to the prior year, resulting from $882.4 million of payments made associated with the four acquisitions completed during 2019.
Financing Activities
•Cash used for financing activities during 2020 was $179.3 million as compared to cash provided by financing activities during 2019 of $749.8 million. The decrease of $929.0 million is substantially due to a reduction in overall borrowing needs year over year for the funding of acquisitions.
•Cash used for financing activities for 2019 increased $852.5 million as compared to the prior year, primarily due to higher overall borrowings in connection with funding the acquisitions and raising deposits in order to fund asset growth.
Liquidity
    In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid within the terms of the agreement are generally subject to late fees based upon the outstanding receivable balance. The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees, and balances that are not paid in full are subject to interest charges based on a revolving balance. The Company had approximately $60.2 million and $62.4 million of receivables with revolving credit balances as of December 31, 2020 and 2019, respectively.

    At December 31, 2020, approximately 97 percent of the outstanding balance of $2.0 billion of total trade accounts receivable was 29 days or less past due and approximately 98 percent of the outstanding balance of total trade accounts receivable was 59 days or less past due. The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2020 or December 31, 2019.
    Our short-term cash requirements consist primarily of funding the working capital needs of our business, payments on maturities and withdrawals of certificates of deposit and brokered money market deposits, payments on borrowed federal funds, required capital expenditures, repayments on our credit facility, interest payments on our credit facility and other operating expenses. WEX Bank can fund our short-term domestic cash requirements through the issuance of brokered deposits and borrowed federal funds. Any remaining cash needs are primarily funded through operations, our borrowings under our 2016 Credit Agreement, our participation debt and our accounts receivable factoring and securitization arrangements. Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and Notes and various facilities lease agreements.
    Undistributed earnings of certain foreign subsidiaries of the Company amounted to $58.5 million and $77.4 million at December 31, 2020 and 2019, respectively. The Company had historically asserted that the undistributed earnings of foreign subsidiaries were considered indefinitely reinvested outside the United States. The Company reevaluated its historic indefinite reinvestment assertion and determined that any historical undistributed earnings as well as the future earnings for WEX Australia are no longer considered to be indefinitely reinvested. The Company continues to maintain its indefinite reinvestment assertion for its remaining foreign subsidiaries. The deferred tax liability related to the foreign and state tax costs associated with this change in assertion was immaterial. Upon distribution of the foreign subsidiaries earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.
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
Deposits and Borrowed Federal Funds
    WEX Bank has issued certificates of deposit in various maturities ranging between 1 year and 5 years, with interest rates ranging from 1.35 percent to 3.52 percent as of December 31, 2020, as compared to maturities ranging between 4 months and 5 years and interest rates ranging from 1.80 percent to 3.52 percent as of December 31, 2019. As of December 31, 2020, we had approximately $503.4 million of certificates of deposit outstanding at a weighted average interest rate of 1.81 percent, compared to $979.4 million of certificates of deposit outstanding at a weighted average interest rate of 2.57 percent as of December 31, 2019.
    WEX Bank also issues interest-bearing brokered money market deposits with variable interest rates ranging from 0.12 percent to 0.30 percent as of December 31, 2020, as compared to variable interest rates ranging from 1.63 percent to 1.90 percent as of December 31, 2019. As of December 31, 2020, we had approximately $439.9 million of interest-bearing brokered money market deposits at a weighted average interest rate of 0.27 percent, as compared to $362.2 million of interest-bearing brokered money market deposits at a weighted average interest rate of 1.88 percent as of December 31, 2019.
    WEX Bank may issue additional brokered deposits without limitation, subject to FDIC rules governing minimum financial ratios, which include risk-based asset and capital requirements. As of December 31, 2020, all brokered deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits. Interest-bearing money market funds may be withdrawn at any time. We believe that our brokered deposits are paying competitive yields and that there continues to be consumer demand for these instruments.
    We also carry non-interest bearing deposits that are required for certain customers as collateral for their credit accounts. We had $116.7 million and $112.6 million of these deposits at December 31, 2020 and 2019, respectively.

    In accordance with regulatory requirements, WEX Bank maintains reserves against a percentage of certain customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at December 31, 2020 due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic. The required reserve based on the outstanding customer deposits was $24.9 million at December 31, 2019.

    WEX Bank also borrows from uncommitted federal funds lines of credit to supplement the financing of our accounts receivable. Our federal funds lines of credit were $376.0 million and $355.0 million as of December 31, 2020 and 2019, respectively, with $20.0 million and $35.0 million of borrowings as of December 31, 2020 and 2019, respectively.
    WEX Bank participates in the ICS service offered by Promontory Interfinancial Network, which allows WEX Bank to purchase brokered money market demand accounts and demand deposit accounts in an amount not to exceed $125.0 million as part of a one-way buy program. At December 31, 2020 and 2019 there was no outstanding balance for ICS purchases.
2016 Credit Agreement
    On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. The 2016 Credit Agreement initially provided for secured tranche A and tranche B term loan facilities in original principal amounts equal to $455.0 million and $1,200.0 million, respectively, and a $470.0 million secured revolving credit facility. As of December 31, 2020, after giving effect to amendments prior to such date, we had an outstanding principal amount of $873.8 million on our secured tranche A term loan, an outstanding principal amount of $1,442.4 million on our secured tranche B term loan and outstanding letters of credit of $51.6 million drawn against our $870.0 million secured revolving credit facility, with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. The tranche B term loans mature during May 2026 while the revolving credit facility and tranche A term loans mature during July 2023, subject to earlier maturity in August 2022 in certain circumstances. The revolving credit loans and tranche A term loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio, which is calculated using consolidated funded indebtedness (excluding (i) up to $350.0 million of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to (x) with respect to calculating the consolidated leverage ratio for purposes of the periods ending prior to June 15, 2021, an unlimited amount and (y) with respect to calculating the consolidated leverage ratio for purposes of the periods ending thereafter, $400.0 million, of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries) to consolidated EBITDA.
    Incremental loans of up to (i) the greater of (x) $375.0 million and (y) 50% of consolidated EBITDA of the Company, plus (ii) the amount of certain voluntary prepayments of the loans, plus (iii) an unlimited amount subject to satisfaction of the Company’s consolidated secured leverage ratio, testing consolidated funded indebtedness that is secured by a lien on the assets of the Company or any of its subsidiaries (excluding (a) up to $400.0 million of consolidated funded indebtedness due to permitted securitization transactions and (b) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to (x) with respect to calculating the consolidated secured leverage ratio for purposes of the periods ending prior to June 15, 2021, an unlimited amount, and (y) with respect to calculating the consolidated secured leverage ratio for purposes of the periods ending thereafter, $400.0 million, of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries), minus (iv) the aggregate amount of incremental loans incurred in reliance of clause (i) above since August 24, 2018, could be made available under the 2016 Credit Agreement upon the request of the Company subject to specified terms and conditions, including receipt of lender commitments.
Debt Covenants
    The 2016 Credit Agreement and the indenture governing the Notes contain various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries', but excluding WEX Bank and the Company's other regulated subsidiaries, ability to, among other things, incur additional debt. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.

The 2016 Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a Consolidated Interest Coverage (as defined in the 2016 Credit Agreement) of no less than 2.75 to 1.00 at December 31, 2020 and through March 31, 2021, after which the ratio reverts back to no less than 3.00 to 1.00; and
•a Consolidated Leverage Ratio (as defined in the 2016 Credit Agreement) of no more than 7.50 to 1.00 through March 31, 2021, 7.00 to 1.00 for the quarter ending June 30, 2021, 6.50 to 1.00 for the quarter ending September 30, 2021, 6.00 to 1.00 for the quarters ending December 31, 2021 through September 30, 2022, and 5.00 to 1.00 thereafter.
    We were in compliance with all material covenants and restrictions at December 31, 2020.
During 2020, the Company entered into an eighth, ninth, tenth and eleventh amendment to the 2016 Credit Agreement. For a description of the Eighth Amendment, Ninth Amendment, Tenth Amendment and Eleventh Amendment to the 2016 Credit Agreement, see Other Liquidity Matters below.
    As of December 31, 2020, we had no outstanding borrowings against our $870.0 million revolving credit facility. The combined outstanding debt under our tranche A term loan facility and our tranche B term loan facility totaled $2.3 billion at December 31, 2020. As of December 31, 2020, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent.
See Item 8 – Note 16, Financing and Other Debt, for further information regarding interest rates, voluntary prepayments rights and principal payments required under the 2016 Credit Agreement.
Notes Outstanding
    On January 30, 2013, the Company completed an offering in an aggregate principal amount of $400.0 million of 4.750 percent senior notes. Such Notes mature on February 1, 2023. The Notes can be redeemed at the option of WEX without penalty. On February 11, 2020, the Company provided irrevocable notice to The Bank of New York Mellon Trust Company, N.A., the trustee for the Notes, of its intent to redeem the Notes on March 15, 2021. We have elected to redeem for cash all of the $400.0 million aggregate principal amount of the Notes in accordance with the terms of the indenture governing the Notes. The redemption date for the Notes will be March 15, 2021 (the “Redemption Date”). The Notes will be redeemed at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding, the Redemption Date.
Convertible Notes Outstanding
On July 1, 2020, the Company closed on a private placement with Warburg Pincus, pursuant to which the Company issued $310.0 million in aggregate principal amount of its Convertible Senior Notes due 2027. The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term and mature on July 15, 2027, unless earlier converted, repurchased or redeemed. Interest on the Convertible Notes is calculated at a fixed rate of 6.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment due January 15, 2021. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.
The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. The initial conversion price is subject to adjustments customary for convertible debt securities and a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions.
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX’s common stock is at least 200% of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date.

WEX Latin America Debt
The Company sold its WEX Latin America subsidiary on September 30, 2020. WEX Latin America had debt of approximately $2.7 million as of December 30, 2019, which was comprised of credit facilities held in Brazil and loan arrangements related to our accounts receivable, with various maturity dates, and an effective interest rate of 35.04%. The Company sold its WEX Latin America subsidiary on September 30, 2020 and the Company no longer has this debt obligation.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customer balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
The following table provides the amounts available and outstanding and the remaining funding capacity under the participation debt agreements in place:

	December 31, 2020			December 31, 2019
(In thousands)	Amounts Available[1]	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding[2]	Remaining Funding Capacity
Participation debt	$60,000	—	60,000	$80,000	50,000	$30,000

Average interest rate on participation debt		Not applicable			4.17%
1 Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021.
2 Amounts outstanding are recorded in short-term debt, net in our financial statements.
Australian Securitization Facility
    The Company maintains a securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd., which currently extends through April 2021. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
    The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.97 percent and 1.80 percent as of December 31, 2020 and 2019, respectively. The Company had securitized debt under this facility of approximately $62.6 million and $78.6 million as of December 31, 2020 and 2019, respectively.
European Securitization Facility
    On April 7, 2016, the Company entered into a five-year securitized debt agreement with the Bank of Tokyo-Mitsubishi UFJ, Ltd, which expires in April 2021. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to our European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The interest rate was 0.98 percent and 0.63 percent as of December 31, 2020 and December 31, 2019, respectively. The Company had $23.4 million and $25.7 million of securitized debt under this facility as of December 31, 2020 and December 31, 2019, respectively.

WEX Latin America Securitization of Receivables
Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and that is managed by an unrelated third-party. During the year ended December 31, 2020, the Company received an insignificant distribution from the investment fund and did not make equity contributions to the investment fund during the year ended December 31, 2019. During the year ended December 31, 2018, the Company’s equity contributions to the investment fund totaled $2.8 million. The securitization arrangement met the derecognition conditions under GAAP and transfers beginning July 1, 2018 under this arrangement were treated as sales and accounted for as a reduction of trade receivables. During the year ended December 31, 2018, the Company recognized operating interest expense of $4.4 million under this financing arrangement. During the years ended December 31, 2020 and 2019, the Company recognized a gain on sale of $6.5 million and $16.1 million, respectively. The gain recognized consists of the difference between the sales price and the carrying value of the receivables, and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the consolidated statements of cash flows.
WEX Bank Accounts Receivable Factoring
    WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade accounts receivable under non-recourse transactions through July 31, 2021. The purchase agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of a negotiated discount rate and are accounted for as a reduction in trade receivables because the agreements transfer effective control of the receivables to the buyer.
    The Company sold approximately $4.1 billion and $14.8 billion of trade accounts receivable under this arrangement during the years ended December 31, 2020 and 2019, respectively. Proceeds from the sale, which are reported net of a negotiated discount rate, are recorded in operating activities within our consolidated statement of cash flows. The loss on factoring was insignificant and $3.7 million for the years ended December 31, 2020 and 2019, respectively.
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
    This factoring arrangement is accounted for as a sale and accordingly the Company records the receivables sold as a reduction of accounts receivable and proceeds as cash provided by operating activities. The Company sold approximately $452.2 million and $630.3 million of receivables under this arrangement during years ended December 31, 2020 and December 31, 2019, respectively. Charge-backs on balances in excess of the credit limit during the years ended December 31, 2020 and December 31, 2019 were insignificant.
WEX Bank
WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah DFI. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December

31, 2020, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act.
Other Liquidity Matters
At December 31, 2020, we had variable-rate borrowings of $2.3 billion under our 2016 Credit Agreement. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. As of December 31, 2020, we maintained six interest rate swap contracts that mature at various times through December 2023. Collectively, these derivative contracts are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 0.743 percent to 2.413 percent. See Item 8 – Note 12, Derivative Instruments, Item 8 – Note 19, Fair Value, for more information.
On January 24, 2020, the Company entered into a purchase agreement to purchase eNett and Optal for an aggregate purchase price comprised of approximately $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. On December 15, 2020, the Company entered into a Deed of Settlement with eNett, Optal and the other parties thereto dismissing the legal proceedings and appeals relating to the acquisition and purchase agreement, described more fully in Item 3 of Part I of the Annual Report on Form 10-K, and amending the purchase agreement to provide a reduction of the aggregate purchase price for the acquisition to $577.5 million (subject to certain adjustments) consisting entirely of cash, which the Company paid with cash on hand. The closing of the acquisition occurred concurrent with the execution of the Deed of Settlement on December 15, 2020.
In connection with the purchase agreement, the Company entered into a commitment letter with Bank of America, N.A. and BofA Securities, Inc. on January 24, 2020 (the “Original Commitment Letter”) for senior secured and unsecured credit facilities in the aggregate amount of up to $3.1 billion, inclusive of backstops totaling $1.7 billion that reduced to zero under the terms of the Eighth Amendment to the 2016 Credit Agreement. The Third Amended and Restated Commitment Letter most recently amended and restated the Original Commitment Letter to among other things, reallocate $600.0 million of aggregate credit commitments from a senior secured bridge facility to a 364-day unsecured credit facility and to extend this portion of the commitment by six months to April 22, 2021. The remaining $752.0 million consisted of a seven-year term loan B facility commitment (the “TLB Commitment”) that was not affected by the Third Amended and Restated Commitment Letter. The TLB Commitment terminated in October 2020 and the Third Amended and Restated Commitment Letter terminated concurrently with the closing of the acquisition on December 15, 2020, without the funding of any loans pursuant thereto.
In connection with the Original Commitment Letter, on February 10, 2020, the Company entered into an eighth amendment (the “Eighth Amendment”) to the 2016 Credit Agreement. The Eighth Amendment, among other things, effectuated financial covenant amendments contemplated by the Original Commitment Letter and increased the Company’s capacity to incur additional incremental loan facilities up to $1.4 billion The amendments set forth in the Eighth Amendment would have become effective concurrently with the closing of the pending acquisition of eNett and Optal, but were superseded by the amendments set forth in the Ninth Amendment to the 2016 Credit Agreement.
On June 26, 2020, the Company entered into a Ninth Amendment, which made certain changes to the 2016 Credit Agreement, including among other things, increasing the maximum consolidated leverage ratio following the closing of the eNett and Optal acquisition to 7.5X at December 31, 2020 and March 31, 2021, with step-downs thereafter, tested using consolidated funded indebtedness (excluding (i) up to, for the purpose of determining the applicable pricing tier, $350.0 million and, for any other purpose, $400.0 million, of consolidated funded indebtedness due to permitted securitization transactions and (ii) the amount of consolidated funded indebtedness constituting the non-recourse portion of permitted factoring transactions, and netting up to (x) with respect to calculating the consolidated leverage ratio for purposes of the periods ending prior to June 15, 2021, for the purpose of determining the applicable pricing tier, $287.6 million and, for any other purpose, an unlimited amount, and (y) with respect to calculating the consolidated leverage ratio for purposes of the periods ending thereafter, $400.0 million, of unrestricted cash and cash equivalents denominated in U.S. dollars or other lawful currencies (provided that such other currencies are readily convertible to, and deliverable in, U.S. dollars) held by the Company and its subsidiaries) to consolidated EBITDA, adding a fourth pricing tier and limits certain investment and restricted payment covenants in the case that the consolidated leverage ratio equals or exceeds 5.5X and introducing a LIBOR floor on revolving credit facility borrowings of 75 basis points.
On July 29, 2020, the Company entered into a Tenth Amendment to the 2016 Credit Agreement, which increased commitments under the Company's secured revolving credit facility from $820.0 million to $870.0 million. On August 20, 2020, the Company entered into an eleventh amendment (the “ Eleventh Amendment") to the 2016 Credit Agreement, which limited the borrowing conditions for a $752 million portion of the revolving credit facility solely with respect to any borrowing for the purpose of consummating the acquisition of eNett and Optal on or prior to April 22, 2021. Upon the closing of the acquisition of eNett and Optal on December 15, 2020, as described above, and the payment of the purchase price with cash, the foregoing ability to borrow a $752 million portion of the revolving credit facility with limited conditions terminated.
    The Company’s long-term cash requirements consist primarily of amounts owed on the 2016 Credit Agreement, the Notes and various facility lease agreements.
    As of December 31, 2020, we had $51.6 million in letters of credit outstanding and $818.4 million in remaining borrowing capacity under the 2016 Credit Agreement, subject to the covenants as described above.
    We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of December 31, 2020. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Contractual Obligations
The table below summarizes the estimated amounts of payments under contractual obligations as of December 31, 2020:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations(1)	$124,951	$20,942	$29,460	$17,369	$57,180
Debt Obligations:
Term loans	2,316,145	64,611	853,208	29,361	1,368,965
Interest payments on term loans(2)	228,535	52,616	93,189	66,325	16,405
$400 million notes(6)	400,000	—	400,000	—	—
Interest on $400 million notes	47,500	19,000	28,500	—	—
Interest of certificates of deposit	6,091	5,318	773	—	—
Convertible Notes	310,000	—	—	—	310,000
Interest payments on Convertible Notes(3)	141,834	20,934	40,300	40,300	40,300
Borrowed federal funds	20,000	20,000	—	—	—
Securitization facility(4)	85,945	85,945	—	—	—
Other Commitments:
Certificates of deposit	503,398	354,807	148,591	—	—
Interest-bearing money market deposits	439,894	439,894	—	—	—
Minimum volume purchase commitments(5)	49,602	12,035	24,795	12,772	—
Other	17,663	10,227	7,436	—	—
Total	$4,691,558	$1,106,329	$1,626,252	$166,127	$1,792,850
(1) Operating lease obligations – Primarily represents undiscounted cash flows for remaining lease payments under long-term operating leases for office space. See Item 8 – Note 15, Leases, for more information regarding our leases.
(2) Interest payments on term loans – Interest payments are based on effective rates and credit spreads in effect as of December 31, 2020. See Item 8 – Note 16, Financing and Other Debt, for more information.
(3) Interest payments on Convertible Notes – Interest payments are based on the coupon rate and assuming that the Company will elect to settle all interest payments in cash. See Item 8 – Note 16, Financing and Other Debt, for more information.
(4) Securitization facility – Interest payments due on the securitization facility are not included as the amount was not material.
(5) Minimum volume purchase commitments – Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The table above represents the Company’s annual penalty assuming we purchase no fuel under these commitments after December 31, 2020.
(6) Notes – Included within 1-3 year column due to contractual maturity date of February 2023, however, as discussed in Item 8 – Note 28, Subsequent Events, the Company intends to early redeem the Notes in full during March 2021.

Off-balance Sheet Arrangements
    In addition to the operating leases included in the table above, we have the following off-balance sheet arrangements as of December 31, 2020:
•Extension of credit to customers – We have entered into commitments to extend credit in the ordinary course of business. We had approximately $6.6 billion of unused commitments to extend credit at December 31, 2020, as part of established customer agreements. These amounts may increase or decrease during 2021 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements. We believe that we can adequately fund actual cash requirements related to these credit commitments through the issuance of certificates of deposit, borrowed federal funds and other debt facilities.
•Letters of credit – As of December 31, 2020, we had $51.6 million outstanding in irrevocable letters of credit issued by us in favor of third-party beneficiaries, primarily related to facility lease agreements and virtual card and fuel payment processing activity at our foreign subsidiaries. These irrevocable letters of credit are unsecured and are renewed on an annual basis unless the Company chooses not to renew them.
•Accounts receivable factoring and securitization – See Item 8 – Note 13, Off-Balance Sheet Arrangements, for further information.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to interest rates, foreign currency exchange rates and commodity prices. From time to time, the Company enters into derivative instrument arrangements to manage these risks.
Interest Rate Risk
2016 Credit Agreement
As of December 31, 2020, we had variable-rate borrowings of $2.3 billion under the 2016 Credit Agreement. As of December 31, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding variable-rate borrowings. We periodically review the projected borrowings under our 2016 Credit Agreement and the current interest rate environment in order to ascertain whether interest rate swaps should be used to reduce our exposure to interest rate volatility. See Item 8 – Note 12, Derivative Instruments, for more information.
Deposits
At December 31, 2020, WEX Bank had deposits (including certificates of deposits and interest-bearing brokered money market deposits) outstanding of $1.1 billion. The deposits are generally short-term in nature, though they are issued in up to five-year maturities. Upon maturity, the deposits will likely be replaced by issuing new deposits to the extent they are needed. See Item 8 – Note 11, Deposits, for more information.
Sensitivity Analysis
The following table presents a sensitivity analysis of the impact of changes in interest rates on our deposits and corporate debt, assuming amounts outstanding, the notional amounts of our interest rate swap agreements, and certificate of deposit maturities in place as of December 31, 2020 remain the same. Actual results may differ materially.

2021 impact of 1.00% increase in interest rates
2016 Credit Agreement	$8,811
Securitized debt	$859
Federal funds	$200
Certificates of deposits	$3,052
Money market deposits	$4,399

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of WEX Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEX Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company’s revenue is comprised of transaction-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, databases, and other tools. The processing and recording of revenue is highly automated and is based on contractual terms with merchants, customers and other parties. Because of the nature of the Company’s transaction-based fees, the Company uses automated systems to process and record its revenue transactions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process revenue transactions included the following procedures, among others:

•With the assistance of our IT specialists, we:

–Identified the significant systems used to process revenue transactions and tested the effectiveness of general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

–Performed testing of the effectiveness of system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.

•We tested the effectiveness of controls over the Company’s relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger.

•With the assistance of our data specialists, we created data visualizations to evaluate recorded revenue and evaluate trends in the transactional revenue data.

•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

Convertible Notes — Refer to Note 16 to the financial statements

Critical Audit Matter Description

In July 2020, the Company issued shares of the Company’s common stock and convertible notes (“Convertible Notes”) for an aggregate purchase price of $389.2 million. The Company allocated the total proceeds on a relative fair value basis to the sale of the Company’s common stock and the Convertible Notes. Next, as the Convertible Notes permit the Company to settle the conversion in cash, the Company allocated the Convertible Notes into liability and equity components. The fair value of the liability component was determined utilizing a combination of a binomial lattice-based model and a discounted cash flow model that includes assumptions such as implied credit spread, expected volatility, and the risk-free rate for notes with a similar term. The carrying amount of the equity component was determined by deducting the fair value of the liability component from the total proceeds allocated to the Convertible Notes.

Given (a) the complexity of applying the accounting framework for the Convertible Notes, and (b) the determination of the fair value of the liability component requires the Company to make significant estimates and assumptions relating to the implied credit spread, expected volatility, and the risk-free rate, performing audit procedures to (a) evaluate the appropriateness of the accounting framework and (b) the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the Convertible Notes, including the Company’s judgments and calculations related to the fair value of the liability component, included the following procedures, among others:

•We tested the effectiveness of controls over the Company’s accounting for the Convertible Notes, and over the determination of the fair value of the liability component.

•With the assistance of professionals in our firm having expertise in debt issuance accounting, we evaluated the Company’s conclusions regarding the accounting treatment applied to the Convertible Notes.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the significant assumptions used to determine the fair value of the liability component, by:

–Testing the source information underlying the fair value of the liability component and the mathematical accuracy of the calculations.

–Developing an independent expectation of certain of the significant assumptions, including the implied credit spread and expected volatility, and comparing our estimate to the Company’s estimate.

Acquisitions — Refer to Note 4 to the financial statements

Critical Audit Matter Description

On December 15, 2020, the Company entered into a settlement agreement dismissing the legal proceedings and appeals between the Company and the shareholders of eNett, Optal and other parties thereto and closed on the acquisition of the eNett and Optal businesses for an aggregate purchase price of $577.5 million.

The Company determined the aggregate purchase price represents consideration paid for two separate elements, the businesses acquired and the settlement of litigation and allocated $415 million of the purchase price to the acquired businesses based on their estimated fair value with the residual value of $162.5 million allocated to the legal settlement.

Management has estimated the provisional fair value of the acquired businesses utilizing a discounted cash flow method and guideline transaction method that required the Company to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

We identified the fair value of the business as a critical audit matter because of the significant estimates and assumptions the Company makes to calculate fair value of the businesses for purposes of recording the acquisition and the legal settlement. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the Company’s forecasts of future cash flows as well as the selection of the discount rate, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the acquired businesses included the following, among others:

•We tested the effectiveness of controls over the valuation of the acquired businesses, including management’s control over the forecasts of future cash flows and selection of the discount rate.

•We evaluated the Company’s conclusions regarding the accounting treatment applied to the acquisition and legal settlement.

•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, certain peer companies and industry data.

•We also held various discussions with accounting and operations management regarding the business assumptions utilized in the valuation models and, on a test basis, obtained audit support to substantiate the assumptions therein.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rate used by:

–Evaluating the valuation models to ensure consistency with generally accepted valuation practices.

–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculations.

–Developing a range of independent estimates and comparing those to the discount rate selected by management.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2021

We have served as the Company's auditor since 2003.

WEX INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues
Payment processing revenue	$698,891	$825,592	$723,991
Account servicing revenue	449,456	413,552	308,096
Finance fee revenue	198,523	247,318	208,627
Other revenue	212,999	237,229	251,925
Total revenues	1,559,869	1,723,691	1,492,639
Cost of services
Processing costs	419,041	400,439	309,450
Service fees	47,289	57,027	53,655
Provision for credit losses	78,443	65,664	66,482
Operating interest	23,810	41,915	38,407
Depreciation and amortization	104,592	94,725	79,935
Total cost of services	673,175	659,770	547,929
General and administrative	292,109	275,807	209,319
Sales and marketing	266,684	259,869	229,234
Depreciation and amortization	157,334	142,404	119,870
Legal settlement	162,500	—	—
Impairment charges	53,378	—	5,649
Loss on sale of subsidiary	46,362	—	—
Operating (loss) income	(91,673)	385,841	380,638
Financing interest expense	(157,080)	(134,677)	(105,023)
Net foreign currency loss	(25,783)	(926)	(38,800)
Non-cash adjustments related to tax receivable agreement	491	932	(775)
Net unrealized (loss) gain on financial instruments	(27,036)	(34,654)	2,579
(Loss) income before income taxes	(301,081)	216,516	238,619
Income tax (benefit) provision	(20,597)	61,223	68,843
Net (loss) income	(280,484)	155,293	169,776
Less: Net income (loss) from non-controlling interests	3,466	(1,030)	1,481
Net (loss) income attributable to WEX Inc.	(283,950)	156,323	168,295
Change in value of redeemable non-controlling interest	40,312	(57,317)	—
Net (loss) income attributable to shareholders	$(243,638)	$99,006	$168,295

Net (loss) income attributable to shareholders per share:
Basic	$(5.56)	$2.29	$3.90
Diluted	$(5.56)	$2.26	$3.86
Weighted average common shares outstanding:
Basic	43,842	43,316	43,156
Diluted	43,842	43,769	43,574
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net (loss) income	$(280,484)	$155,293	$169,776
Foreign currency translation	27,864	1,784	(28,535)
Comprehensive (loss) income	(252,620)	157,077	141,241
Less: Comprehensive income (loss) attributable to non-controlling interest	4,289	(1,088)	1,007
Comprehensive (loss) income attributable to WEX Inc.	$(256,909)	$158,165	$140,234
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$852,033	$810,932
Restricted cash	477,620	170,449
Accounts receivable (net of allowances of $59,147 in 2020 and $52,274 in 2019)	1,993,329	2,661,108
Securitized accounts receivable, restricted	93,236	112,192
Prepaid expenses and other current assets	86,629	87,694
Total current assets	3,502,847	3,842,375
Property, equipment and capitalized software (net of accumulated depreciation of $402,406 in 2020 and $344,212 in 2019)	188,340	212,475
Goodwill	2,688,138	2,441,201
Other intangible assets (net of accumulated amortization of $835,163 in 2020 and $666,793 in 2019)	1,552,012	1,575,050
Investment securities	37,273	30,460
Deferred income taxes, net	17,524	12,833
Other assets	197,227	184,024
Total assets	$8,183,361	$8,298,418
Liabilities and Stockholders’ Equity
Accounts payable	$778,207	$969,816
Accrued expenses	362,472	315,642
Restricted cash payable	477,620	170,449
Short-term deposits	911,395	1,310,813
Short-term debt, net	152,730	248,531
Other current liabilities	58,429	34,692
Total current liabilities	2,740,853	3,049,943
Long-term debt, net	2,874,113	2,686,513
Long-term deposits	148,591	143,399
Deferred income taxes, net	220,122	218,740
Other liabilities	164,546	106,422
Total liabilities	6,148,225	6,205,017
Commitments and contingencies (Note 21)
Redeemable non-controlling interest	117,219	156,879
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 48,616 shares issued in 2020 and 47,749 in 2019; 44,188 shares outstanding in 2020 and 43,321 in 2019	485	477
Additional paid-in capital	872,711	675,060
Retained earnings	1,286,976	1,539,201
Accumulated other comprehensive loss	(82,935)	(115,449)
Treasury stock at cost; 4,428 shares in 2020 and 2019	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,904,895	1,926,947
Non-controlling interest	13,022	9,575
Total stockholders’ equity	1,917,917	1,936,522
Total liabilities and stockholders’ equity	$8,183,361	$8,298,418
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	47,352	$473	$569,319	$(89,230)	$(172,342)	$1,313,298	$9,220	$1,630,738
Stock issued under share-based compensation plans	205	2	2,428	—	—	—	—	2,430
Share repurchases for tax withholdings	—	—	(12,372)	—	—	—	—	(12,372)
Stock-based compensation expense	—	—	33,887	—	—	—	—	33,887
Foreign currency translation	—	—	—	(28,061)	—	—	(474)	(28,535)
Net income (loss)	—	—	—	—	—	168,295	1,481	169,776
Balance at January 1, 2019	47,557	$475	$593,262	$(117,291)	$(172,342)	$1,481,593	$10,227	$1,795,924
Stock issued under share-based compensation plans	192	2	4,939	—	—	—	—	4,941
Share repurchases for tax withholdings	—	—	(10,352)	—	—	—	—	(10,352)
Stock-based compensation expense	—	—	45,811	—	—	—	—	45,811
Adjustments of redeemable non-controlling interest	—	—	41,400	—	—	(98,715)	—	(57,315)
Foreign currency translation	—	—	—	1,842	—		(58)	1,784
Net income	—	—	—	—	—	156,323	(594)	155,729
Balance at December 31, 2019	47,749	477	675,060	(115,449)	(172,342)	1,539,201	9,575	1,936,522
Cumulative effect adjustment (Note 2)						(8,587)	(190)	(8,777)
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued under share-based compensation plans	290	2	9,271	—	—	—	—	9,273
Fair value of stock issued through private placement, net of issuance costs of $968 (Note 16)	577	6	92,970	—	—	—	—	92,976
Share repurchases for tax withholdings	—	—	(9,519)	—	—	—	—	(9,519)
Equity component of the convertible notes, net of allocated issuance costs of $570 and taxes of $13,623 (Note 16)	—	—	41,066	—	—	—	—	41,066
Stock-based compensation expense	—	—	63,863	—	—	—	—	63,863
Change in value of redeemable non-controlling interest	—	—	—	—	—	40,312	—	40,312
Foreign currency translation	—	—	—	27,041	—	—	823	27,864
Transfer of cumulative translation adjustment on the sale of subsidiary	—	—	—	5,473	—	—	—	5,473
Net (loss) income	—	—	—	—	—	(283,950)	2,814	(281,136)
Balance at December 31, 2020	48,616	$485	$872,711	$(82,935)	$(172,342)	$1,286,976	$13,022	$1,917,917
See notes to consolidated financial statements.

WEX INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net (loss) income	$(280,484)	$155,293	$169,776
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized loss	48,042	29,792	21,924
Stock-based compensation	63,863	45,811	33,887
Depreciation and amortization	261,926	237,129	199,805
Loss on sale of subsidiary	46,362	—	—
Debt restructuring and debt issuance cost amortization	26,196	9,942	9,674
(Benefit) provision for deferred taxes	(29,342)	19,667	31,334
Provision for credit losses	78,443	65,664	66,482
Impairment charges	53,378	—	5,649
Non-cash adjustments related to tax receivable agreement	(491)	(932)	775
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	592,947	(67,645)	(201,637)
Prepaid expenses and other current and other long-term assets	6,514	31,337	68,014
Accounts payable	(183,708)	139,187	(3,588)
Accrued expenses and restricted cash payable	151,236	31,627	8,654
Income taxes	15,083	(12,266)	(2,107)
Other current and other long-term liabilities	7,054	(21,435)	(8,413)
Net cash provided by operating activities	857,019	663,171	400,229
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(80,471)	(102,860)	(87,152)
Cash paid on sale of subsidiary	(22,470)	—	—
Distribution (contribution) of equity investment	837	—	(2,771)
Purchases of investment securities	(6,459)	(5,567)	(1,768)
Maturities of investment securities	181	230	266
Acquisitions, net of cash and restricted cash acquired	(220,704)	(882,417)	(162,750)
Net cash used for investing activities	(329,086)	(990,614)	(254,175)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(9,519)	(10,352)	(12,372)
Proceeds from stock option exercises	9,273	4,941	2,430
Net change in deposits	(396,065)	176,603	(20,360)
Net activity on other debt	(66,915)	(43,148)	(62,290)
Borrowings on revolving credit facility	300,000	1,267,704	1,570,983
Repayments on revolving credit facility	(300,000)	(1,265,251)	(1,707,478)
Borrowings on term loans	—	688,990	178,000
Repayments on term loans	(64,611)	(64,329)	(35,791)
Proceeds from issuance of convertible notes	299,150	—	—
Proceeds from issuance of common stock	90,000	—	—
Issuance costs	(17,048)	(3,442)	(5,841)
Net change in securitized debt	(23,521)	(1,943)	(10,009)
Net cash (used for) provided by financing activities	(179,256)	749,773	(102,728)
Effect of exchange rates on cash, cash equivalents and restricted cash	(405)	4,020	(10,680)
Net change in cash, cash equivalents and restricted cash	348,272	426,350	32,646
Cash, cash equivalents and restricted cash, beginning of year(a)	981,381	555,031	522,385
Cash, cash equivalents and restricted cash, end of year(a)	$1,329,653	$981,381	$555,031

Supplemental cash flow information	2020	2019	2018
Interest paid	$163,292	$175,993	$141,476
Income taxes (refunded) paid	$(8,444)	$50,964	$39,225
Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$3,179	$4,771	$8,569

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our consolidated balance sheets to amounts within our consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Cash and cash equivalents at beginning of year	$810,932	$541,498	$503,519
Restricted cash at beginning of year	170,449	13,533	18,866
Cash, cash equivalents and restricted cash at beginning of year	$981,381	$555,031	$522,385

Cash and cash equivalents at end of year	$852,033	$810,932	$541,498
Restricted cash at end of year	477,620	170,449	13,533
Cash, cash equivalents and restricted cash at end of year	$1,329,653	$981,381	$555,031
See notes to consolidated financial statements.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business Description
    WEX Inc. (“Company”, “we” or “our”) is a leading financial technology service provider having simplified the complexities of payment systems across continents and industries. The Company provides products and services that meet the needs of businesses in various geographic regions including North America, Asia Pacific and Europe. The Company’s Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions segments provide our customers with security and control for complex payments across a wide spectrum of business sectors.
Basis of Presentation and Use of Estimates and Assumptions
    The accompanying consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. Additionally, in an effort to rescale the business and safeguard shareholder value in this unprecedented operating environment, we took certain measures to both permanently reduce headcount and furlough employees across our worldwide offices where necessary. Aside from the employee furloughs, which ended during the third quarter of 2020, the precautionary steps described above largely remain in force as the Company continues to closely track and assess the evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, had a negative impact on the Company’s businesses during the year ended December 31, 2020. The following describes these impacts by reportable segment:
Fleet Solutions — The Fleet Solutions segment has seen both positive and negative impacts as a result of the world's response to COVID-19, with the negative impacts significantly outweighing the positive. Firstly, 2020 revenue has significantly decreased as a result of lower transaction prices driven by a decrease in the average U.S. price per gallon of fuel as compared to 2019. Volumes have also negatively impacted the segment's results during 2020 as compared to 2019 due to lower volumes in the North American fleet and international portions of the business. Partly offsetting these negatively impacted areas of the business were volume trends in our over-the-road trucking business, which have increased relative to prior year due to increased shipping to individuals during the U.S. lockdown, but represent a smaller portion of the overall segment.
Travel and Corporate Solutions — Of the Company's segments, Travel and Corporate Solutions has been the most severely impacted by the pandemic and the corresponding decline in worldwide travel and tourism. Purchase volume in the travel portion of the segment was significantly lower in 2020 as compared to 2019. In contrast, the corporate payments portion of the segment has seen an increase in purchase volumes during 2020, which is largely attributable to the ongoing migration of businesses to virtual payments and increasing usage of our accounts payable products. These improvements, however, represent a smaller percentage of the total segment.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Health and Employee Benefit Solutions — The Health and Employee Benefit Solutions' volume was most challenged by the pandemic during the second quarter of 2020 as a result of cardholders deferring non-essential medical treatments when U.S. lockdown restrictions were most severe. However, by the fourth quarter of 2020, the U.S. Health business saw a slight increase in purchase volumes relative to the same period in the prior year.
Significant Accounting Policies
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
Restricted Cash
Restricted cash represents funds collected from individuals or employers on behalf of our customers that are to be remitted to third parties or funds required to be maintained under certain vendor agreements. With the acquisition of eNett and Optal, restricted cash as of December 31, 2020 also includes amounts received from online travel agencies held in segregated accounts until a transaction is settled. Restricted cash is not available to fund the Company’s operations. Additionally, we maintain an offsetting liability against restricted cash.
Accounts Receivable, Net of Allowances
Accounts receivable consists of amounts billed and due from third parties. We often extend short-term credit to cardholders and pay the merchant for the purchase price, less the fees we retain and record as revenue. We subsequently collect the total purchase price from the cardholder.
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
Allowance for Accounts Receivable
The allowance for accounts receivable reflects management’s current estimate of uncollectible balances on its accounts receivable and consists primarily of reserves for credit losses. As a result of the adoption of Topic 326, the reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to deviate from the current or historical median, the Company qualitatively assesses what impact, if any, the trends are expected to have on the reserve for credit losses. Economic indicators include

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consumer price indices, consumer spending and unemployment trends, among others. See Note 6, Accounts Receivable, for discussion regarding the adjustments made during the year ended December 31, 2020 as a result of these assessments.
Accounts receivable are evaluated for credit losses on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. As a result of this evaluation, our portfolio segments consist of the following:
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
•Travel and Corporate Solutions - The customer base is comprised of businesses operating in a wide range of industries including large online travel agencies. With the exception of the eNett and Noventis portfolios, which have minimal credit risk due to their respective business models and collection terms, the associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.
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
When accounts receivable exhibit elevated credit risk characteristics as a result of bankruptcies, disputes, conversations with customers, or other significant credit loss events, they are assessed account level credit loss estimates. Assumptions regarding expected credit losses are reviewed each reporting period and may be impacted by actual performance of accounts receivable and changes in any of the factors discussed above.
Prior to the adoption of Topic 326 on January 1, 2020, the accounts receivable allowance reflected management’s estimate of uncollectible balances resulting from credit losses and based on the determination of the amount of expected losses inherent in the accounts receivable as of the reporting date.
The allowance for accounts receivable also includes reserves for waived finance fees, which are used to maintain customer goodwill and recorded against the late fee revenue recognized, as well as reserves for fraud losses, which are recorded as credit losses. Management monitors known and suspected fraudulent activity identified by the Company, as well as fraudulent claims reported by customers, in estimating the reserve for expected fraud losses.
Off-Balance Sheet Arrangements
The Company has various off-balance sheet commitments, including the extension of credit to customers, accounts receivable factoring and accounts receivable securitization, which carry credit risk exposure. Such arrangements are described in Note 21, Commitments and Contingencies, and Note 13, Off-Balance Sheet Arrangements. These items were not significantly impacted by the adoption of Topic 326 as of December 31, 2020.
Investment Securities
    Changes in the fair value of investment securities are included in net unrealized (loss) gain on financial instruments within our consolidated statements of operations. Realized gains and losses and declines in fair value determined to be other-than-temporary are included in non-operating expenses. The cost basis of securities is based on the specific identification method. Investment securities held by the Company were purchased and are held by WEX Bank primarily in order to meet the requirements of the Community Reinvestment Act.
Derivatives
    From time to time, the Company utilizes derivative instruments as part of its overall strategy to reduce the impact of interest and foreign currency exchange rate volatility. The Company’s derivative instruments are recorded at fair value on the consolidated balance sheets. The Company’s derivative instruments outstanding at December 31, 2020 and 2019 consist entirely of interest rate swap agreements that have not been designated as hedges. Realized and unrealized gains and losses on the derivatives are recognized in financing interest and unrealized gains and losses on financial instruments, respectively. For

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the purposes of cash flow presentation, realized and unrealized gains or losses are included within cash flows from operating activities.
Leases
    Effective January 1, 2019, the Company's real estate leases are accounted for using a right-of-use model, which recognizes that at the date of commencement, a lessee has a financial obligation to make lease payments to the lessor for the right to use the underlying asset during the lease term. The lessee recognizes a corresponding right-of-use asset related to this right. The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months and to account for all components in a lease arrangement as a single combined lease component. Certain of our lease agreements include variable rent payments, consisting primarily of rental payments adjusted periodically for inflation and amounts paid to the lessor based on cost or consumption, such as maintenance and utilities. These costs are expensed as incurred. As the Company’s leases do not specify an implicit rate, the Company uses an incremental borrowing rate based on information available at the lease commencement date to determine the present value of the lease payments.
The Company evaluates right-of-use assets for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Specifically, the Company may choose to exit a lease prior to the end of the lease term. In circumstances when the Company has made the decision to exit the lease and does not have the ability and intent to sublease such exited facility, the Company adjusts the estimated useful life of the right-of-use asset so that it ends on the cease use date. The accelerated lease expense is recognized on a straight-line basis through the end of the useful life.
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
    Below are the amounts of internal-use computer software capitalized within property, equipment and capitalized software and the related amortization expense incurred on all internal-use computer software during the years ended December 31:

(in thousands)	2020	2019	2018
Gross amounts capitalized for internal-use computer software (including construction-in-process)	$58,881	$74,432	$46,382
Amounts expensed for amortization of internal-use computer software	$72,363	$57,821	$38,632
Cloud Computing Arrangements
The Company capitalizes implementation costs in cloud computing arrangements, including development costs on third party technology platforms. Such amounts are amortized, when ready for intended use, over the lesser of the term of the hosting arrangement or the useful life of the underlying software.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of December 31, 2020, the Company had the following costs capitalized with respect to cloud computing arrangements on the consolidated balance sheet:

(in thousands)	2020
Gross cloud computing costs (inclusive of in-process amounts)	$6,360
Accumulated amortization	387
Net cloud computing costs	$5,973

Included in prepaid expenses and other current assets	$4,570
Included in other assets	$1,403
The Company had no cloud computing costs capitalized prior to 2020.
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
Goodwill and Other Intangible Assets
    The Company tests goodwill for impairment at least annually or more frequently if facts or circumstances indicate that the goodwill might be impaired. Goodwill is assigned to reporting units, which are one level below the Company’s operating segments. The Company performs goodwill impairment tests at the reporting unit level annually as of October 1. Such impairment tests include comparing the fair value of the respective reporting units with their carrying values, including goodwill. The Company uses both discounted cash flow analyses and comparable company pricing multiples to determine the fair value of its reporting units. Such analyses are corroborated using market analytics. Certain assumptions are used in determining the fair value, including assumptions about future cash flows and terminal values. When appropriate, the Company considers the assumptions that it believes hypothetical marketplace participants would use in estimating future cash flows. In addition, an appropriate discount rate is used, based on the Company’s cost of capital or reporting unit-specific economic factors. When the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded equal to the amount by which the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit.
During our annual goodwill impairment test performed as of October 1, 2020, we determined that the reduced volumes attributable in part to COVID-19, had a significant negative impact on the fair value of the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). Based on the carrying value of this reporting unit exceeding its fair value, the Company recorded a $53.4 million goodwill impairment charge during the year ended December 31, 2020. There is $65.8 million remaining goodwill associated with this reporting unit. See Note 9, Goodwill and Other Intangible Assets, and Note 24, Impairment Charges, for further information regarding the outcome of the Company’s annual goodwill impairment test performed as of October 1, 2020, 2019, and 2018.
    Intangible assets that are deemed to have definite lives are generally amortized using a method reflective of the pattern in which the economic benefits of the assets are expected to be consumed. If that pattern cannot be reliably determined, the assets are amortized using a straight-line method over their useful lives, which is the period of time that the asset is expected to contribute directly or indirectly to future cash flows. The Company determines the useful lives of its identifiable intangible

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assets after considering the specific facts and circumstances related to each intangible asset. The factors that management considers when determining useful lives include the contractual term of agreements, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. The Company performs an evaluation of the remaining useful lives of the definite-lived intangible assets periodically to determine if any change is warranted.
The Company assesses the realizability of intangible assets other than goodwill whenever conditions exist that indicate the carrying value may not be recoverable. Such conditions may include a reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used.
Impairment of Long-Lived Assets
    The Company’s long-lived assets primarily include property, plant and equipment and intangible assets. The carrying values of long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable.
To test for impairment of long-lived assets, the Company generally uses a probability-weighted estimate of the future undiscounted net cash flows of the assets over their remaining lives to determine if the value of the asset is recoverable. Long-lived assets are grouped with other assets and liabilities at the lowest level for which independent identifiable cash flows are determinable.
An asset impairment is recognized when the carrying value of the asset is not recoverable based on the analysis described above, in which case the asset is written down to its fair value. If the asset does not have a readily determinable market value, a discounted cash flow model may be used to determine the fair value of the asset. In circumstances when an asset does not have separate identifiable cash flows, an impairment charge is recorded when the Company no longer intends to use the asset.
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
Revenue Recognition
    The Company generally accounts for its revenue under Topic 606 or ASC 310, Receivables for rights or obligations associated with financial instruments. The Company generally records revenue net, equal to consideration retained, based upon its conclusion that the Company is the agent in its principal versus agent relationships. The Company evaluated the nature of its

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
promise to the customer and determined that it does not control a promised good or service before transferring that good or service to the customer, but rather arranges for another entity to provide the goods or services.
    The vast majority of the Company’s Topic 606 revenue is derived from stand-ready obligations to provide payment processing, transaction processing and SaaS services and support. As such, we view these services as comprising a series of distinct days of service that are substantially the same and have the same pattern of transfer to the customer. Accordingly, the promise to stand ready is accounted for as a single-series performance obligation. The transaction-based fees are generally calculated based on measures such as (i) percentage of dollar value of volume processed; (ii) number of transactions processed; or (iii) some combination thereof. The Company has entered into agreements with major oil companies, fuel retailers, vehicle maintenance providers, online travel agencies and health partners, which provide services and limited products to the Company’s customers. These agreements specify that a transaction is deemed to be captured when the Company has validated that the transaction has no errors and has accepted and posted the data to the Company’s records. Revenue is recognized based on the value of services transferred to date using a time elapsed output method. See Note 3, Revenue, for a description of the major components of revenue.

    The Company enters into contracts with certain large customers or partners that provide for fee rebates tied to performance milestones. Such rebates and incentives are calculated based on estimated performance and the terms of the related business agreements and are typically recorded as a reduction of revenue. Amounts paid to certain partners in our Fleet Solutions and Travel and Corporate Solutions segments are recorded within sales and marketing expense on our consolidated statements of operations.
Stock-Based Compensation
    The Company recognizes the fair value of all stock-based payments to employees and directors in its financial statements. The Company estimates the fair value of service-based stock option awards on the grant date using a Black-Scholes-Merton valuation model. The Company estimates the fair value of awards granted with market conditions (including market performance-based stock option awards and TSR performance awards) on the grant date using a Monte Carlo simulation model. The fair value of RSUs, including PBRSUs based on Company performance goals, is determined and fixed on the grant date based on the closing price of the Company’s stock.
Stock-based compensation expense is recorded net of estimated forfeitures over each award’s requisite service period. The Company uses the straight-line methodology for recognizing the expense associated with service-based stock options and RSU grants and a graded-vesting methodology for the expense recognition of market performance-based stock options and PBRSUs.
See Note 23, Stock-Based Compensation, for further information.
Advertising Costs
    Advertising and marketing costs are expensed in the period incurred. During the years ended December 31, 2020, 2019 and 2018, advertising expense was $17.4 million, $17.9 million and $16.3 million, respectively.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
extent penalties and interest are not assessed with respect to uncertain tax positions, amounts accrued are reduced and reflected as a reduction of the overall income tax provision.
Earnings per Share
    Basic earnings per share is computed by dividing net income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares issuable on convertible securities under the "if converted" method unless the effect is anti-dilutive. Also, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested RSUs and performance-based awards for which the performance condition has been met as of the date of determination using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
    The following table summarizes net (loss) income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Year ended December 31,
(In thousands)	2020	2019	2018
Net (loss) income attributable to shareholders	$(243,638)	$99,006	$168,295

Weighted average common shares outstanding – Basic	43,842	43,316	43,156
Dilutive impact of share-based compensation awards[1]	—	453	418
Weighted average common shares outstanding – Diluted	43,842	43,769	43,574
1 Due to the Company’s net loss position for the year ended December 31, 2020, 0.5 million incremental shares, are excluded from the table above as the effect of including those shares would be anti-dilutive. For the years ended December 31, 2019 and 2018, an immaterial number of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share, as the effect of including these awards would be anti-dilutive.
It is the Company's current intention to settle all conversions of the Convertible Notes in shares of the Company's common stock. Under the "if-converted" method, 1.6 million shares of the Company's common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the year ended December 31, 2020 as the effect of including such shares would be anti-dilutive.
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
Accumulated Other Comprehensive Loss (“AOCL”)
    For the years ended December 31, 2020, 2019 and 2018, AOCL consisted entirely of unrealized gains and losses on foreign currency translation adjustments pertaining to the net investment in foreign operations.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Recent Accounting Pronouncements
    The following table provides a brief description of recent accounting pronouncements that have had, or could have, a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Year Ended December 31, 2020
ASU 2016–13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments	This standard amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables and off-balance sheet credit exposures. The standard requires entities to consider a broader range of information to estimate expected credit losses, including historical experience, current conditions and reasonable and supportable forecasts that impact the collectability of the reported amount.	The Company adopted ASU 2016–13 effective January 1, 2020 using the modified-retrospective approach.
The amendments of this new standard were applied through a cumulative-effect adjustment to total stockholders’ equity of $8.8 million, net of a $2.8 million income tax benefit, as of January 1, 2020. This adjustment was driven by the incorporation of economic forecasts into the Company’s expected credit loss reserve methodology. The consolidated financial statements for the year ended December 31, 2020 are presented under the new standard. Comparative periods presented have not been adjusted. Refer to Note 1, Basis of Presentation and Significant Accounting Policies, for discussion of the Company’s credit loss methodology.

Not Yet Adopted as of December 31, 2020
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
The Company will early adopt this ASU effective January 1, 2021. Adoption will eliminate the bifurcation of the equity component associated with our Convertible Notes, which was originally recorded within equity. Going forward, this equity component will be included as part of the carrying value of the Convertible Notes. Additionally, interest expense is expected to decline approximately $6 million during the year ended December 31, 2021 as result of the adoption of this ASU.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Revenue
    In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
    The following tables disaggregate our consolidated revenue:

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	17,512	41,927	253,706	313,145
Other revenue	78,620	2,559	35,734	116,913
Topic 606 revenues	$500,975	$273,630	$354,344	$1,128,949
Non-Topic 606 revenues	$417,335	$4,210	$9,375	$430,920
Total revenues	$918,310	$277,840	$363,719	$1,559,869

	Year Ended December 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	17,709	43,293	205,524	266,526
Other revenue	83,765	3,340	28,225	115,330
Topic 606 revenues	$558,718	$350,018	$298,712	$1,207,448
Non-Topic 606 revenues	$479,677	$17,808	$18,758	$516,243
Total revenues	$1,038,395	$367,826	$317,470	$1,723,691

	Year Ended December 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	30,385	37,262	108,172	175,819
Other revenue	66,379	4,906	25,668	96,953
Topic 606 revenues	$561,744	$245,457	$189,562	$996,763
Non-Topic 606 revenues	$413,396	$57,887	$24,593	$495,876
Total revenues	$975,140	$303,344	$214,155	$1,492,639
    The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the years ended December 31, 2020, 2019, and 2018.
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
•Fleet Solutions segment interchange income primarily relates to revenue earned on transactions processed through the Company’s proprietary closed-loop fuel networks. In closed-loop fuel network arrangements, written contracts are entered into between the Company and merchants, which determine the interchange fee charged on transactions. The

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company extends short-term credit to the fleet cardholder and pays the merchant the purchase price for the cardholder’s transaction, less the interchange fees the Company retains. The Company collects the total purchase price from the fleet cardholder. In Europe, interchange income is specifically derived from the difference between the negotiated price of fuel from the supplier and the agreed upon price paid by fleet cardholders.
•Interchange income in our Travel and Corporate Solutions and Health and Employee Benefit Solutions segments relates to revenue earned on transactions processed through open-loop networks. In open-loop network arrangements, there are several intermediaries involved between the merchant and the cardholder and written contracts between all parties involved in the process do not exist. Rather, the transaction is governed by the rates determined by the card network at the point-of-sale. This framework dictates the interchange rate, the risk of loss, dispute procedures and timing of payment. For these transactions, there is an implied contract between the Company and the merchant. In our Travel and Corporate Solutions segment, the Company remits payment to the card network for the purchase price of the cardholder transaction, less the interchange fees the Company earns. The Company collects the total purchase price from the cardholder. In our Health and Employee Benefit Solutions segment, funding of transactions and collections from cardholders is performed by third-party sponsor banks, who remit a portion of the interchange fee to us.
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
    Additionally, the Company enters into contracts with certain large customers or strategic cardholders that provide for fee rebates tied to performance milestones. When such fee rebates constitute consideration payable to a customer or other party that purchases services from the customer, they are considered variable consideration and are recorded as a reduction in payment processing revenue in the same period that related interchange income is recognized. For the years ended December 31, 2020, 2019, and 2018, such variable consideration totaled $537.7 million, $891.0 million, and $858.9 million respectively. Fee rebates made to certain other partners were determined to be costs to obtain a contract and are recorded as sales and marketing expenses.
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
    In our Travel and Corporate Solutions segment, account servicing reflects licensing fees earned for use of our accounts receivable and accounts payable SaaS platforms, all of which is within the scope of Topic 606.
    In our Health and Employee Benefit Solutions segment, we recognize account servicing fees for the per-participant per-month fee charged per consumer on our SaaS healthcare technology platform. Customers including health plans, third-party

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
administrators, financial institutions and payroll companies typically enter into three to five-year contracts, which contain significant termination penalties. This revenue is within the scope of Topic 606.
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
    In our Travel and Corporate Solutions segment, the majority of other revenue reflects international settlement fees, which is outside the scope of Topic 606 and recognized as the service is performed. In our Health and Employee Benefit Solutions segment, other revenue primarily consists of professional services, which is within the Topic 606, and is recognized as the services are performed, in the amount we expect to receive from these services. Prior to the sale of the WEX Latin America business, other revenue in our Health and Employee Benefit Solutions segment also included the gain on sale of WEX Latin America receivables, which was outside the scope of Topic 606 and is recognized on the sale date of the receivables.
Contract Balances
The majority of the Company’s receivables, which are excluded from the table below, are either due from cardholders who have not been deemed our customer as it relates to interchange income, or from revenues earned outside of the scope of Topic 606. The Company’s contract assets consist of upfront payments made to customers under long-term contracts and are recorded upon payment or when due. The resulting asset is amortized against revenue as the Company performs its obligations under these arrangements. The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations and upfront payments due to the customer.
    The following table provides information about these contract balances:

(In thousands)
Contract balance	Location on the consolidated balance sheets	December 31, 2020	December 31, 2019
Receivables	Accounts receivable, net	$43,541	$43,092
Contract assets	Prepaid expenses and other current assets	$5,495	$4,593
Contract assets	Other assets	$19,927	$20,496
Contract liabilities	Other current liabilities	$8,530	$5,171
Contract liabilities	Other liabilities	$24,614	$—
Refund liabilities	Accrued expenses	$5,265	$—
    Impairment losses recognized on our contract assets were immaterial for the years ended December 31, 2020, 2019 and 2018. In the years ended December 31, 2020 and 2019, we recognized revenue of $5.2 million and $7.2 million included in the opening contract liabilities balances, respectively.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Remaining Performance Obligations
The Company’s unsatisfied, or partially unsatisfied performance obligations as of December 31, 2020 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The remaining performance obligations also includes payments to the Company for providing payment processing services and facilitating transactions under certain long-term noncancellable contracts for which the Company has not satisfied its performance obligations. The total remaining performance obligations below is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.
The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Minimum monthly fees[1]	$46,657	$31,879	$17,766	$7,340	$2,404	$36	$106,082
Professional services[2]	3,679	60	—	—	—	—	3,739
Other[3]	2,771	3,302	3,349	3,770	4,321	9,301	26,814
Total remaining performance obligations	$53,107	$35,241	$21,115	$11,110	$6,725	$9,337	$136,635
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
    The Company incurred and expensed costs directly related to completed acquisitions of $97.9 million, $13.0 million and $2.5 million in 2020, 2019 and 2018, respectively. Acquisition costs incurred and expensed during 2020 include financing fees, investment banker success fees and other legal and professional fees incurred in conjunction with the 2020 acquisition. Costs incurred and expensed related to acquisitions in process were immaterial as of December 31, 2020 and $4.8 million as of December 31, 2019. Acquisition-related costs for all years presented are included within general and administrative expenses, except for the financing fees incurred in 2020, that are presented in financing interest expense in the consolidated statements of operations.
Asset Acquisition
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
Business Acquisitions
2020 Acquisition/Legal Settlement
On January 24, 2020, the Company entered into a purchase agreement (the "Original Purchase Agreement") to purchase eNett and Optal for an aggregate purchase price comprised of $1.3 billion in cash and 2.0 million shares of the Company’s common stock and subject to certain working capital and other adjustments as described in the purchase agreement. The parties’ obligations to consummate the acquisition were subject to customary closing conditions, including the absence of a

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Material Adverse Effect (as defined in the Original Purchase Agreement between WEX, eNett and Optal, among others). The Company subsequently concluded that the COVID-19 pandemic and conditions arising in connection with it had a Material Adverse Effect on the businesses, which was disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it was not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company seeking a declaration that no Material Adverse Effect had occurred and an order for specific performance of WEX's obligations under the Original Purchase Agreement. From September 21, 2020 through September 29, 2020, a London court held a trial of certain preliminary issues, and handed down its judgement on October 12, 2020. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
On December 15, 2020, the Company entered into a Deed of Settlement (the “Settlement Deed”) between the Company, eNett, Optal and the other parties thereto, providing for, among other things, (i) the dismissal with prejudice of the legal proceedings and appeals described above, (ii) the amendment of the Original Purchase Agreement (as amended by the Settlement Deed, the “Amended Purchase Agreement”) and (iii) the release of all claims capable of arising out of, or in any way connected with or relating to the COVID-19 pandemic, but excluding any of the claims arising under the Amended Purchase Agreement.
The closing of the acquisition occurred concurrent with the execution of the Settlement Deed on December 15, 2020. The Amended Purchase Agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million (subject to certain working capital and other adjustments as described in the Amended Purchase Agreement, which resulted in a total cash payment of $615.4 million). The Company purchased these businesses to complement its existing Travel and Corporate Solutions segment and expand its international footprint.
The Company determined the aggregate purchase price represents consideration paid for the businesses acquired and for the settlement of legal proceedings described above. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million has been allocated to the legal proceedings settlement, which has been included in legal settlement expense in the consolidated statement of operations for the year ended December 31, 2020.
This acquisition has been accounted for using the acquisition method of accounting which requires the assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. The table below summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations on the intangible assets are received and finalized, further information becomes available and additional analyses are performed, and these adjustments could have a material impact on the preliminary purchase price allocation.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)
Cash consideration transferred, net of $232,155 in cash and restricted cash acquired	$383,204
Less: legal settlement	(162,500)
Total consideration, net	$220,704
Less:
Accounts receivable	14,449
Prepaid and other current assets	11,660
Property and equipment	876
Customer relationships(a)(d)	79,923
Developed technologies(b)(d)	63,125
License agreements(c)(d)	4,208
Deferred income tax asset	9,424
Other assets	4,945
Accounts payable	(16,244)
Accrued expenses	(21,898)
Restricted cash payable	(186,956)
Other current liabilities	(11,376)
Deferred income tax liability	(20,152)
Other liabilities	(3,164)
Recorded goodwill	$291,884
(a) Weighted average life - 5 years.
(b) Weighted average life - 2.5 years.
(c) Weighted average life - 6.5 years.
(d) The weighted average life of the $147.3 million of amortizable intangible assets acquired in this business combination is 4.0 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the businesses. The majority of the goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes. Given the timing of the acquisition, the Company utilized a benchmarking approach based on the Company's prior acquisitions and similar industry acquisitions to determine the preliminary fair values for intangible assets. See Note 9, Goodwill and Other Intangible Assets, for additional information.
Since the acquisition date and through December 31, 2020, eNett and Optal have contributed immaterial total revenues and loss before income taxes.
The pro forma information below gives effect to the acquisition as if it had been completed on January 1, 2019. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and related income tax results. Additionally, nonrecurring pro-forma adjustments of $162.5 million in legal settlement costs and transaction-related costs incurred in the fourth quarter of 2020 have been reflected in the proforma results for the year ended December 31, 2019. The pro forma financial information is presented for comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2019.
    The following represents unaudited pro forma operational results:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Total revenues	$1,610,216	$1,876,494
Net loss attributable to shareholders	$(63,595)	$(71,788)
Net loss attributable to shareholders per share:
Basic	$(1.45)	$(1.66)
Diluted	$(1.45)	$(1.66)

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2019 Business Acquisitions
As of December 31, 2020, the purchase accounting is final for our 2019 business acquisitions. No adjustments to the purchase accounting were made during the year ended December 31, 2020.
Discovery Benefits
    On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator, for a total purchase price of $526.1 million, of which $50.0 million was paid during the fourth quarter of 2019. The acquisition was primarily funded with cash and through borrowings under the 2016 Credit Agreement. The seller of Discovery Benefits obtained a 4.9 percent equity interest in the newly formed parent company of WEX Health and Discovery Benefits, which constitutes the U.S. Health business. The fair value of the equity interest was determined to be $100.0 million on the acquisition date. See Note 20, Redeemable Non-Controlling Interest, for further information.
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
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 5.4 years.
(c) Weighted average life - 7.3 years.
(d) The weighted average life of the $266.3 million of amortizable intangible assets acquired in this business combination is 7.0 years.
    From the acquisition date to December 31, 2019, Discovery Benefits contributed $94.7 million in total revenues and income before income taxes of $0.3 million.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Noventis
    On January 24, 2019, the Company acquired Noventis, a long-time customer and electronic payments network focused on optimizing payment delivery for bills and invoices to commercial entities, for $338.7 million, which was primarily funded with cash and through borrowings under the 2016 Credit Agreement. Excluded from the consideration is $5.5 million paid to certain Noventis shareholders who held unvested option awards at the acquisition date. The modification of these awards to accelerate the vesting resulted in the Company recording this expense as general and administrative expense on our consolidated income statement. The Company purchased Noventis to expand our reach as a corporate payments supplier and provide more channels to billing aggregators and financial institutions in our Travel and Corporate Solutions segment. This acquisition was accounted for as a business combination, resulting in the recording of goodwill. The goodwill associated with this acquisition is not deductible for tax purposes.
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
(a) Weighted average life - 8.3 years.
(b) Weighted average life - 2.9 years.
(c) The weighted average life of the $115.9 million of amortizable intangible assets acquired in this business combination is 7.6 years.
    From the acquisition date to December 31, 2019, Noventis contributed $43.8 million in total revenues and income before income taxes of $8.2 million.
Pavestone Capital, LLC
    On February 14, 2019, the Company acquired Pavestone Capital, a recourse factoring company that provides working capital to businesses, for a purchase price of $28.0 million, net of cash acquired. This acquisition, which was funded with cash, has been accounted for as a business combination. The Company purchased Pavestone Capital to complement its existing factoring business. As a result, the purchase price is primarily allocated to goodwill, accounts receivable and customer relationships in amounts of $9.5 million, $14.9 million and $3.9 million, respectively. The goodwill associated with this acquisition is deductible for tax purposes. The customer relationships intangible asset has a weighted-average amortization period of 6.5 years.
    From the acquisition date to December 31, 2019, Pavestone Capital revenues and income before income taxes, which are recorded in our Fleet Solutions segment, were not material to Company operations. No pro forma or current information has been included in these financial statements as the operations of Pavestone Capital for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
Go Fuel Card
    On July 1, 2019, the Company acquired Go Fuel Card, a European fuel card business, for a total purchase price of €235.0 million (equivalent of $266.0 million on date of purchase). This acquisition, which was funded with cash, was accounted for as a business combination. The purpose of the acquisition was to strengthen our position in the European market, grow our existing customer base and reduce our sensitivity to retail fuel prices, resulting in the recording of goodwill. The goodwill associated with the acquisition of Go Fuel Card is deductible for tax purposes.

WEX INC.
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
(a) Weighted average life - 10.1 years.
(b) Weighted average life - 5.0 years.
(c) Weighted average life - 1.0 year.
(d) The weighted average life of the $147.3 million of amortizable intangible assets acquired in this business combination is 8.9 years.
    From the acquisition date to December 31, 2019, Go Fuel Card contributed $10.5 million in total revenues and loss before income taxes of $9.1 million. No pro forma information has been included in these financial statements as the operations of Go Fuel Card for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
During the Company's annual goodwill assessment completed as of October 1, 2020, management determined that the carrying value of this reporting unit exceeded its fair value and the Company recorded a non-cash goodwill impairment charge of $53.4 million, reducing the Go Fuel Card goodwill to $65.8 million. See Note 9, Goodwill and Other Intangible Assets, for further information.
Pro Forma Supplemental Information (Discovery Benefits and Noventis)
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
    On September 30, 2020, the Company sold its wholly-owned subsidiary UNIK S.A, (the "WEX Latin America" business). The operations of UNIK S.A., were included in the Health and Employee Benefit Solutions and Travel and Corporate Solutions segments through the date of sale. The Company does not view this sale of subsidiary as a strategic shift in its operations and therefore it did not meet the criteria of discontinued operations. Under the conditions of the sale agreement, the Company was required to make a payment to the buyer, which has been reflected as fair value of consideration transferred to

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the buyer in the table below. As part of the divestiture, the Company entered into a transition services agreement with the buyer of up to six months post-closing related to various operational and support services. The Company believes the transition services agreement is of nominal value. The Company wrote-off the associated assets and liabilities of this entity as of the date of sale and recorded a pre-tax loss on sale of subsidiary of $46.4 million, which has been reflected in the consolidated statement of operations for the year ended December 31, 2020. The pre-tax loss related to the sale of this subsidiary is not deductible for income tax purposes.
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
    The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $60.2 million and $62.4 million in receivables with revolving credit balances as of December 31, 2020 and 2019, respectively.
Allowance for Accounts Receivable
Receivables are generally written off when they are 180 days past due or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions. The allowance for accounts receivable consists of reserves for both credit and fraud losses. The reserve for credit losses is primarily calculated using historical loss-rates applied at the portfolio level and specific customer balance collectability based on a review of past due accounts receivable balances, changes in payment patterns, and other customer-specific available information. Management further takes into account qualitative factors, such as leading economic and market indicator trends, to the extent they deviate from historical loss-rate trends when determining the need for additional qualitative reserves. The reserve for fraud losses is determined by monitoring pending fraud cases, customer-identified fraudulent activity and unconfirmed suspicious activity in order to make judgments as to probable fraud losses.
Accounts receivable are evaluated for impairment on a pooling basis based on similar risk characteristics including industry of the borrower, historical or expected credit loss patterns, risk ratings or classification, and geographic location. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for more information.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present changes in the accounts receivable allowances by portfolio segment:

	Year ended December 31,
	2020				2019	2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total	Total	Total
Balance, prior to Topic 326 adoption	$40,620	$3,578	$8,076	$52,274	$46,948	$33,387
Impact of Topic 326 adoption[1]	9,390	2,187	—	11,577	—	—
Balance, beginning of year	$50,010	$5,765	$8,076	$63,851	$46,948	$33,387
Provision for credit losses[1]	56,620	21,610	213	78,443	65,664	66,482
Other[2]	19,019	—	—	19,019	22,746	19,067
Charge-offs[3]	(88,091)	(18,787)	(5,419)	(112,297)	(92,638)	(78,323)
Recoveries of amounts previously charged-off	10,421	175	17	10,613	9,781	6,854
Currency translation	1,288	847	(2,617)	(482)	(227)	(519)
Balance, end of year	$49,267	$9,610	$270	$59,147	$52,274	$46,948
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and effective January 1, 2020, also includes adjustments required for forecasted credit loss information. The provision for credit losses for the year ended December 31, 2020, includes estimates of expected credit losses over the contractual life of receivables as the markets in which the Company operates are experiencing a decline, primarily due to the impact of COVID-19. The provision for credit losses reported within this table also includes the provision for fraud losses.
2 Consists primarily of charges to other accounts. The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain relationship goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.
3 For the year ended December 31, 2020, the majority of the Travel and Corporate Solutions segment charge-offs is associated with the sale of the WEX Latin America business. Refer to Note 5, Sale of Subsidiary, for further information.
Concentration of Credit Risk
    The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at December 31, 2020 or 2019. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, shown in each case as a percentage of total trade accounts receivable:

	December 31,
Delinquency Status	2020	2019
29 days or less past due	97%	96%
59 days or less past due	98%	97%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investment Securities
    The Company’s investment securities as of December 31, 2020 and 2019, are presented below:

(In thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value(a)
2020
Fixed income securities:
Mortgage-backed securities	$133	$5	$—	$138
Asset-backed securities	211	—	1	210
Municipal bonds	195	2	—	197
Mutual fund	27,680	48	—	27,728
Pooled investment fund	9,000	—	—	9,000
Total investment securities(b)(c)	$37,219	$55	$1	$37,273
2019
Fixed income securities:
Mortgage-backed securities	$164	$10	$—	$174
Asset-backed securities	248	—	1	247
Municipal bonds	306	—	4	302
Mutual fund	25,221	—	484	24,737
Pooled investment fund	5,000	—	—	5,000
Total investment securities(b)(c)	$30,939	$10	$489	$30,460

(a) The Company’s techniques used to measure the fair value of its investments are discussed in Note 19, Fair Value.
(b) The Company’s investment securities are not deemed available for current operations and have been classified as non-current on the consolidated balance sheets.
(c)Excludes $9.6 million and $8.0 million in equity securities designated as trading as of December 31, 2020 and 2019, respectively, included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. See Note 18, Employee Benefit Plans, for additional information.
    The Company reviews its investments to identify and evaluate indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. The Company’s fixed-income mutual fund and certain other insignificant fixed income security positions have been in an unrealized loss position for greater than 12 months as of December 31, 2020 and 2019. The amount by which these investment securities have been in a continuous unrealized loss position is insignificant. The Company’s management has determined that these gross unrealized losses at December 31, 2020 and 2019 are temporary in nature.
    The Company had insignificant maturities of investment securities during the years ended December 31, 2020, 2019 and 2018, respectively.
    The contractual maturity dates of the Company’s investment securities are as follows:

	December 31,
	2020		2019
(In thousands)	Cost	Fair Value	Cost	Fair Value
Due after 5 years through year 10	$236	$236	$278	$277
Due after 10 years	170	171	276	272
Mortgage-backed securities with original maturities of 30 years	133	138	164	174
Investment securities with no maturity dates	36,680	36,728	30,221	29,737
Total	$37,219	$37,273	$30,939	$30,460

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Property, Equipment and Capitalized Software, Net
    Property, equipment and capitalized software, net consist of the following:

	December 31,
(In thousands)	2020	2019
Furniture, fixtures and equipment	$87,111	$94,478
Computer software, including internal-use software	463,614	411,308
Leasehold improvements	32,111	32,406
Construction in progress	7,910	18,495
Total	590,746	556,687
Less: accumulated depreciation	(402,406)	(344,212)
Total property, equipment and capitalized software, net	$188,340	$212,475
    Depreciation expense was $90.8 million, $77.7 million and $61.6 million in 2020, 2019 and 2018, respectively.

9.	Goodwill and Other Intangible Assets
Goodwill
    The changes in goodwill during the period January 1 to December 31, 2020 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2020	$1,378,107	$455,007	$622,109	$2,455,223
Current year acquisition	—	291,884	—	291,884
Current year sale of subsidiary	(3,225)	—	(9,936)	(13,161)
Foreign currency translation	17,829	4,507	(3,969)	18,367
Gross goodwill, December 31, 2020	$1,392,711	$751,398	$608,204	$2,752,313

Accumulated impairment, January 1, 2020	$(4,087)	$(9,935)	$—	$(14,022)
Current year sale of subsidiary	3,225	—	—	3,225
WEX Fleet Europe impairment[1]	(53,378)	—	—	(53,378)
Accumulated impairment, December 31, 2020	$(54,240)	$(9,935)	$—	$(64,175)

Net goodwill, January 1, 2020	$1,374,020	$445,072	$622,109	$2,441,201
Net goodwill, December 31, 2020	$1,338,471	$741,463	$608,204	$2,688,138
1 During the Company's annual goodwill assessment completed as of October 1, 2020, management determined that the reduced volumes attributable in part to COVID-19, had a significant negative impact on the fair value of the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). The fair value of the reporting unit was calculated using a combination of the income and market approaches, utilizing significant judgments including estimated cash flows and market prices from comparable businesses. As the carrying value of this reporting unit exceeded its fair value, the Company recorded a non-cash goodwill impairment charge of $53.4 million to the Fleet Solutions segment. There is $65.8 million remaining goodwill associated with this reporting unit.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The changes in goodwill during the period January 1 to December 31, 2019 were as follows:

(In thousands)	Fleet Solutions Segment	Travel and Corporate Solutions Segment	Health and Employee Benefit Solutions Segment	Total
Gross goodwill, January 1, 2019	$1,251,501	$244,632	$350,193	$1,846,326
2019 acquisitions	128,251	209,887	272,399	610,537
Foreign currency translation	(1,645)	488	(483)	(1,640)
Gross goodwill, December 31, 2019	$1,378,107	$455,007	$622,109	$2,455,223

Accumulated impairment, January 1, 2019	$(4,205)	$(9,992)	$—	$(14,197)
Foreign currency translation	118	57	—	175
Accumulated impairment, December 31, 2019	$(4,087)	$(9,935)	$—	$(14,022)

Net goodwill, January 1, 2019	$1,247,296	$234,640	$350,193	$1,832,129
Net goodwill, December 31, 2019	$1,374,020	$445,072	$622,109	$2,441,201
Other Intangible Assets
    Other intangible assets consist of the following:

	December 31, 2020			December 31, 2019

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets
Acquired software and developed technology	$327,134	$(164,245)	$162,889	$269,888	$(142,239)	$127,649
Customer relationships	1,842,709	(608,178)	1,234,531	1,762,066	(478,680)	1,283,386
Licensing agreements	152,805	(35,010)	117,795	145,295	(24,160)	121,135
Patent	2,549	(2,549)	—	2,319	(2,183)	136
Trade names and brand names	61,978	(25,181)	36,797	62,275	(19,531)	42,744
Total	$2,387,175	$(835,163)	$1,552,012	$2,241,843	$(666,793)	$1,575,050
    During the years ended December 31, 2020, 2019 and 2018, amortization expense was $171.1 million, $159.4 million and $138.2 million, respectively. The following table presents the estimated amortization expense related to the definite-lived intangible assets listed above for each of the next five fiscal years:

(in thousands)
2021	$182,080
2022	$168,842
2023	$157,711
2024	$145,252
2025	$130,911

10.	Accounts Payable
    Accounts payable consists of:

	December 31,
(In thousands)	2020	2019
Merchant payables	$647,090	$852,964
Other payables	131,117	116,852
Accounts payable	$778,207	$969,816

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Deposits

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
    The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

	December 31,
(in thousands)	2020	2019
Interest-bearing brokered money market deposits[1]	$439,894	$362,246
Customer deposits	116,694	112,571
Certificates of deposits with maturities within 1 year[1,2]	354,807	835,996
Short-term deposits	911,395	1,310,813
Certificates of deposit with maturities greater than 1 year and less than 5 years [1,2]	148,591	143,399
Total deposits	$1,059,986	$1,454,212

Weighted average cost of funds on certificates of deposit outstanding	1.81%	2.57%
Weighted average cost of interest-bearing brokered money market deposits	0.27%	1.88%
1 As of December 31, 2020, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Original maturities range from 1 year to 5 years, with interest rates ranging from 1.35 percent to 3.52 percent as of December 31, 2020. At December 31, 2019, original maturities ranged from 4 months to 5 years with interest rates ranging from 1.80 percent to 3.52 percent.
    In accordance with regulatory requirements, WEX Bank maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank. There was no required reserve at December 31, 2020, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic. The required reserve was $24.9 million at December 31, 2019.
    The following table presents the average interest rates for deposits and interest-bearing brokered money market deposits:

	Year ended December 31,
(in thousands)	2020	2019	2018
Average interest rate:
Deposits	2.21%	2.46%	1.91%
Interest-bearing brokered money market deposits	0.61%	2.28%	2.03%
Sources of Funds
ICS Purchases
    From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at December 31, 2020 and 2019.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Derivative Instruments
    The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2019, the Company had seven interest rate swap contracts in effect with a collective notional amount at inception of $1.5 billion, with maturity dates from December 31, 2020 to March 12, 2023, at interest rates between 1.108 percent and 2.425 percent. During the second quarter of 2020, the Company amended and extended the terms of five of its interest rate swaps with a collective notional amount of $935.0 million. These amendments merged two of the previously existing interest rate swap agreements into one, reduced the effective fixed interest rates payable and extended the maturity date of each previously existing agreement by a period of one year. As of December 31, 2020, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding borrowings under the Company’s 2016 Credit Agreement.
    The following table presents relevant information for the interest rate swap agreements outstanding during 2020:

	Tranche A	Tranche B	Tranche C1	Tranche D1	Tranche E	Tranche F2
Notional amount at inception (in thousands)	$150,000	$100,000	$200,000	$300,000	$200,000	$485,000
Maturity date	3/13/2023	3/12/2023	3/12/2023	12/30/2022	12/30/2023	12/31/2021
Fixed interest rate	1.954%	1.956%	2.413%	2.204%	1.862%	0.743%
1 Not amended or extended.
2 Result of the merging of tranches F and G, which were disclosed within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
    The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Year ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Consolidated Statements of Income	2020	2019	2018
Interest rate swap agreements – unrealized portion	Net unrealized (loss) gain on financial instruments	$(27,569)	$(35,363)	$3,772
Interest rate swap agreements – realized portion	Financing interest expense	$15,842	$(5,411)	$(6,160)
    Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the consolidated statements of cash flows. See Note 19, Fair Value, for more information regarding the valuation of the Company’s interest rate swaps.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Off-Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
    Under a factoring arrangement between WEX Europe Services and an unrelated third-party financial institution, the Company sells customer accounts receivable balances without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. The Company continues to service these receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company sold $452.2 million and $630.3 million of accounts receivable under this arrangement during the years ended December 31, 2020 and 2019, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring was $2.4 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively, and was recorded within cost of services in the consolidated statements of income. As of December 31, 2020 and 2019, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during the year ended December 31, 2020 and 2019 were insignificant.
WEX Bank Accounts Receivable Factoring
    In August 2018, WEX Bank entered into a factoring agreement with an unrelated third-party financial institution to sell certain of its trade accounts receivable under non-recourse transactions. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer. The Company sold $4.1 billion and $14.8 billion of trade accounts receivable under this arrangement during the years ended December 31, 2020 and 2019, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the consolidated statements of cash flows. The loss on factoring, which is recorded within cost of services in the consolidated statements of operations, was insignificant and $3.7 million for the years ended December 31, 2020 and 2019, respectively.
WEX Latin America Securitization of Receivables
    Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and that is managed by an unrelated third-party. During the year ended December 31, 2020, the Company received an insignificant distribution from the investment fund and did not make equity contributions to the investment fund during the year ended December 31, 2019. During the year ended December 31, 2018, the Company’s equity contributions to the investment fund totaled $2.8 million. The securitization arrangement met the derecognition conditions under GAAP and transfers beginning July 1, 2018 under this arrangement were treated as sales and accounted for as a reduction of trade receivables. During the year ended December 31, 2018, the Company recognized operating interest expense of $4.4 million under this financing arrangement. During the years ended December 31, 2020 and 2019, the Company recognized a gain on sale of $6.5 million and $16.1 million, respectively. The gain recognized consists of the difference between the sales price and the carrying value of the receivables, and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the consolidated statements of cash flows.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Income Taxes
    Income before income taxes consisted of the following:

	Year ended December 31,
(In thousands)	2020	2019	2018
United States	$(163,014)	$178,235	$194,770
Foreign	(138,067)	38,281	43,849
Total	$(301,081)	$216,516	$238,619

    Income taxes from continuing operations consisted of the following for the years ended December 31:

(In thousands)	United States	State and Local	Foreign	Total
2020
Current	$(7,546)	$2,509	$13,782	$8,745
Deferred	$(22,568)	$(4,943)	$(1,831)	$(29,342)
Income taxes				$(20,597)
2019
Current	$20,748	$4,486	$16,322	$41,556
Deferred	$19,946	$3,831	$(4,110)	$19,667
Income taxes				$61,223
2018
Current	$16,027	$3,566	$17,916	$37,509
Deferred	$29,520	$8,016	$(6,202)	$31,334
Income taxes				$68,843

Undistributed earnings of certain foreign subsidiaries of the Company amounted to $58.5 million and $77.4 million at December 31, 2020 and 2019, respectively. The Company had historically asserted that the undistributed earnings of foreign subsidiaries were considered indefinitely reinvested outside the United States. The Company reevaluated its historic indefinite reinvestment assertion and determined that any historical undistributed earnings as well as the future earnings for WEX Australia are no longer considered to be indefinitely reinvested. The Company continues to maintain its indefinite reinvestment assertion for its remaining foreign subsidiaries. The deferred tax liability related to the foreign and state tax costs associated with this change in assertion was immaterial. Upon distribution of the foreign subsidiaries earnings in which the Company continues to assert indefinite reinvestment, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The reconciliation between the income tax computed by applying the U.S. federal statutory rate and the reported effective tax rate on income from continuing operations is as follows:

	Year ended December 31,
(In thousands except for tax rates)	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes (net of federal income tax benefit)	1.6	1.4	2.2
Foreign income tax rate differential	3.3	0.8	1.1
Revaluation of deferred tax assets for foreign and state tax rate changes, net	(1.9)	(1.0)	(1.3)
Loss on sale of subsidiary	(2.3)	—	—
Legal settlement	(5.1)	—	—
Purchase accounting adjustments	4.3	—	—
Research and development credit	—	(0.5)	(0.2)
Tax reserves	(0.1)	0.8	2.0
Withholding taxes	(0.1)	0.7	0.2
2017 Tax Act	—	—	(0.2)
Change in valuation allowance	(13.5)	3.1	4.5
Nondeductible expenses	(1.6)	2.3	1.4
Incremental tax benefit from share-based compensation awards	0.2	(2.0)	(1.7)
GILTI	—	0.5	0.8
Other	1.0	1.2	(0.9)
Effective tax rate	6.8%	28.3%	28.9%

We recorded an income tax benefit for 2020 as compared to an income tax provision for 2019. The Company's effective tax rate for the year ended December 31, 2020 was impacted by no income tax benefit being recorded for i) operating losses generated by WEX Latin America during the current year through the date of sale, ii) the loss on sale of WEX Latin America, and iii) the legal settlement. These losses were included as part of the current year loss and have been determined to be either non-deductible for income tax purposes or required a valuation allowance.
A portion of the legal settlement resulted in a foreign capital loss, which the Company concluded was not more likely than not to be realized and accordingly recorded a full valuation allowance against it. The remaining portion of the legal settlement was determined to be non-deductible for income tax purposes.
Purchase accounting adjustments relate to the additional tax basis and attributes for Discovery Benefits and Noventis recognized in the income tax (benefit) provision as the respective measurement periods had ended.
The lower effective tax rate for the year ended December 31, 2019 relative to 2018 was primarily due to the jurisdictional earnings mix.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	December 31,
(In thousands)	2020	2019
Deferred tax assets related to:
Reserve for credit losses	$14,484	$11,831
Tax credit carryforwards	1,371	2,570
Stock-based compensation, net	21,376	16,070
Net operating loss carry forwards	45,612	49,464
Capital loss carry forwards	28,211	—
Accruals	29,477	18,934
Operating lease liabilities	24,142	18,892
Other	9,013	4,283
Total	$173,686	$122,044
Deferred tax liabilities related to:
Deferred financing costs	$(13,590)	$(1,090)
Property, equipment and capitalized software	(34,232)	(35,273)
Intangibles	(247,361)	(243,229)
Operating lease assets	(20,425)	(15,602)
Other liabilities	(107)	(86)
Total	$(315,715)	$(295,280)
Valuation allowance	(60,569)	(32,671)
Deferred income taxes, net	$(202,598)	$(205,907)
    Net deferred tax (liabilities) assets by jurisdiction are as follows:

	December 31,
(In thousands)	2020	2019
United States	$(201,739)	$(217,927)
Australia	4,009	(795)
Europe	14,839	5,645
New Zealand	123	237
Singapore	(19,863)	—
Mexico	6	—
Brazil	—	6,820
Canada	27	113
Deferred income taxes, net	$(202,598)	$(205,907)
    The Company had approximately $511.5 million of post apportionment state, $19.8 million of federal and $76.4 million of foreign net operating loss carryforwards at December 31, 2020 and approximately $608.7 million of post apportionment state, $31.3 million of federal and $58.6 million of foreign net operating loss carryforwards at December 31, 2019. The U.S. losses expire at various times through 2040. Foreign losses in Australia and the United Kingdom have indefinite carryforward periods.
    At December 31, 2020, the Company’s valuation allowance primarily pertains to net deferred tax assets for certain states and foreign capital losses arising from a portion of the legal settlement. In each case, the Company has determined it is not more likely than not that the benefits will be utilized. During 2020 and 2019, the Company recorded tax expense of $40.6 million and $6.6 million, respectively, for net increases to the valuation allowance. The increase in the valuation allowance in 2020 was primarily related to the foreign capital losses arising from a portion of the legal settlement and operating losses generated from WEX Latin America during the current year through the date of sale. WEX Latin America’s deferred tax assets and related valuation allowance are not reflected in the tables above, since the Company sold WEX Latin America on September 30, 2020. The majority of the increase in valuation allowance in 2019 was related to state net operating losses driven from the Company’s parent company separate state filings.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    At December 31, 2020, the Company had $4.1 million of unrecognized tax benefits, net of federal income tax benefit, of which $3.6 million would decrease our effective tax rate if fully recognized. The Company does not expect any changes to the unrecognized tax benefits within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total amounts of interest and penalties were not material for the years ended December 31, 2020, 2019 and 2018, and as of December 31, 2020 and 2019, the Company had no material amounts accrued for interest and penalties related to unrecognized tax benefits.
    A reconciliation of the beginning and ending amount of gross unrecognized tax benefits excluding interest and penalties is as follows:

	Year ended December 31,
(In thousands)	2020	2019	2018
Beginning balance	$10,320	$8,996	$5,898
Increases related to prior year tax positions	—	1,727	4,831
Increases related to current year tax positions	—	—	—
Decreases related to prior year tax positions	(826)	(39)	—
Settlements	(5,361)	(364)	(1,733)
Ending balance	$4,133	$10,320	$8,996
     The Company’s primary tax jurisdictions are the United States, Australia and the United Kingdom. The Company or one of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions, where required. In the normal course of business, the Company is no longer subject to income tax examination after the Internal Revenue Service statute of limitations of three years. The Internal Revenue Service is currently examining the Company’s U.S. federal income tax returns for 2013 through 2015. The Company concluded the appeals process with the Internal Revenue Service in connection with the 2010 through 2012 audits with no additional tax impact to the Company. At December 31, 2020, U.S. state tax returns were no longer subject to tax examination for years prior to 2014. The tax years remaining open for income tax audits in the United Kingdom are 2019 and 2020, while the tax years open for audit in Australia are 2016 through 2020.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Leases

    The Company has non-cancelable operating lease arrangements for its office space and equipment that expire at various dates through 2035. In addition, the Company rents office equipment under agreements that may be canceled anytime.
    The following table presents supplemental balance sheet information related to our operating leases:

(In thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets	$85,034	$68,351
Liabilities
Current operating lease liabilities	Other current liabilities	16,445	13,176
Non-current operating lease liabilities	Other liabilities	82,969	67,910
Total lease liabilities		$99,414	$81,086
    The following table presents the weighted average remaining lease term and discount rate:

Operating leases	December 31, 2020	December 31, 2019
Weighted average remaining term (in years)	10.2	8.5
Weighted average discount rate	4.5%	4.6%
    Maturities of our operating lease liabilities are as follows:

(In thousands)	December 31, 2020
2021	$20,384
2022	16,668
2023	12,484
2024	9,752
2025	7,583
Thereafter	57,180
Total lease payments	$124,051
Less: Imputed interest	(24,637)
Total lease obligations	$99,414
Less: Current portion of lease obligations	16,445
Long-term lease obligations	$82,969
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. Short-term lease payments are recognized on a straight-line basis and variable short-term lease payments are recognized in the period in which the obligation is incurred. We recognized $18.2 million, $18.3 million, and $15.7 million of operating lease expense during 2020, 2019 and 2018, respectively, which includes these immaterial short-term leases and variable lease costs as well as lease expense related to equipment and vehicles. These amounts are classified as general and administrative expenses on our consolidated statements of income.
    The following table presents supplemental cash flow and other information related to our leases:

(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,511	$16,314
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(a)	$32,469	$11,001
(a) Includes non-cash transactions resulting in adjustments to the lease liability or ROU asset due to modification, impairment or other reassessment events.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Financing and Other Debt
    The following table summarizes the Company’s total outstanding debt by type:

	Year ended December 31,
(In thousands)	2020	2019
Tranche A term loan	873,777	923,707
Tranche B term loan	1,442,368	1,457,048
Term loans under 2016 Credit Agreement[1]	2,316,145	2,380,755
Notes outstanding[1]	400,000	400,000
Convertible Notes outstanding[1]	310,000	—
Securitized debt	85,945	104,261
Participation debt	—	50,000
Borrowed federal funds	20,000	34,998
WEX Latin America debt	—	2,660
Total gross debt	$3,132,090	$2,972,674
1 See Note 19, Fair Value, for more information regarding the Company’s 2016 Credit Agreement, Notes and Convertible Notes.

    The following table summarizes the Company’s total outstanding debt by balance sheet classification:

	Year ended December 31,
(In thousands)	2020	2019
Current portion of gross debt	$170,556	$256,529
Less: Unamortized debt issuance costs/debt discount	(17,826)	(7,998)
Short-term debt, net	$152,730	$248,531

Long-term portion of gross debt	$2,961,534	$2,716,145
Less: Unamortized debt issuance costs/debt discount	(87,421)	(29,632)
Long-term debt, net	$2,874,113	$2,686,513

Supplemental information under 2016 Credit Agreement:
Letters of credit[1]	$51,628	$51,314
Remaining borrowing capacity on revolving credit facility[2]	$818,372	$768,686
1 Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2016 Credit Agreement
On July 1, 2016, the Company entered into a credit agreement by and among the Company and certain of its subsidiaries from time to time party thereto, as borrowers, WEX Card Holding Australia Pty Ltd., as specified designated borrower, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer and the lenders from time to time party thereto (the “2016 Credit Agreement”). As of December 31, 2020, the 2016 Credit Agreement, as amended through that date, provided for a senior secured tranche A term loan facility in an original principal amount of $1,030.0 million (the “Tranche A Term Loan”), a senior secured tranche B term loan facility in an original principal amount of $1,485.0 million (the “Tranche B Term Loan” and together with the Tranche A Term Loan, the “Term Loans”), and an $870.0 million secured revolving credit facility (the “Revolving Credit Facility”), with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. As of December 31, 2020, the Company had an outstanding principal amount of $873.8 million on the Tranche A Term Loan, an outstanding principal amount of $1.4 billion on the Tranche B Term Loan and outstanding letters of credit of $51.6 million drawn against the Revolving Credit Facility.
As of December 31, 2020, the Revolving Credit Facility and the Term Loans bear interest at variable rates determined by using (a) a variable reference rate, selected by the Company, if applicable, from a prescribed set of variable reference rates including (x) the Eurocurrency Rate (as defined in the 2016 Credit Agreement), or (y) the highest of (1) the federal funds effective rate plus 0.50%, (2) the rate of interest in effect for such day as publicly announced from time to time by Bank of America, N.A. as its “prime rate”, and (3) the Eurocurrency Rate plus 1.00% (the “Base Rate”), plus (b) an applicable margin. The applicable margin with respect to the Revolving Credit Facility and Tranche A Term Loan, is determined based on the Company’s Consolidated Leverage Ratio (as defined in the 2016 Credit Agreement). The applicable margin with respect to the Tranche B Term Loan is equal to 1.25 percent for loans accruing interest at the Base Rate and 2.25 percent for loans accruing interest at the Eurocurrency Rate. Starting in June 2020, revolving credit facility borrowings were subject to a 75 basis point LIBOR floor.
As of December 31, 2020 and December 31, 2019, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent and 4.0 percent per annum, respectively. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See Note 12, Derivative Instruments, for further discussion. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging from 0.30% to 0.50% of the daily unused portion of the Revolving Credit Facility (which was 0.40% at December 31, 2020) determined based on the Consolidated Leverage Ratio.
The Revolving Credit Facility and the Tranche A Term Loan mature, and the commitments under the Revolving Credit Facility will terminate, on July 1, 2023. The Tranche B Term Loan matures on May 17, 2026. The Tranche A Term Loan and the Tranche B Term Loan require, prior to maturity, scheduled quarterly payments of $12.5 million and $3.7 million, respectively. The 2016 Credit Agreement also requires the Term Loans to be prepaid with the net cash proceeds from certain debt incurrences or issuances and asset dispositions, subject to certain exceptions, thresholds and reinvestment rights. The 2016 Credit Agreement also requires the Tranche B Term Loan to be annually prepaid with a variable percentage of the Company's Excess Cash Flow (as defined in the 2016 Credit Agreement), ranging from zero% to 50% determined based on the Company's Consolidated Leverage Ratio. As of December 31, 2020, this prepayment percentage was 25%. The Company may voluntarily prepay outstanding loans from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs.
The obligations of the borrowers under the 2016 Credit Agreement are guaranteed by the Company and certain direct and indirect wholly-owned domestic subsidiaries of the Company and the obligations of foreign borrowers under the Revolving Credit Facility are guaranteed by certain direct and indirect foreign subsidiaries of the Company, subject to certain exceptions. Under the 2016 Credit Agreement, the Company has granted a security interest in substantially all of the assets of the Company and the guarantors, subject to certain exceptions including, without limitation, the assets of WEX Bank and certain foreign subsidiaries.
The 2016 Credit Agreement, as amended, contains customary representations and warranties, as well as affirmative and negative covenants, as further described under the following “Debt Covenants” heading.
See Note 26, Supplementary Regulatory Capital Disclosure, for further discussion.
Notes Outstanding
    As of December 31, 2020 and 2019, the Company had $400.0 million of 4.75 percent fixed-rate senior notes (the “Notes”) outstanding, which will mature on February 1, 2023. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The Company may redeem the Notes with no premium due upon redemption. As discussed in Note 28,

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subsequent Events, the Company delivered a notice of redemption to the holders of the Notes, calling for redemption on March 15, 2021.
    The Notes are guaranteed on a senior secured basis by each of the Company’s restricted subsidiaries and each of the Company’s regulated subsidiaries that guaranteed the Company’s obligations under the 2016 Credit Agreement. WEX Bank, is not a guarantor and is not subject to many of the restrictive covenants in the indenture governing the Notes. The Notes and guarantees described above are general senior secured obligations ranking equally with the Company’s existing and future senior debt, senior in right of payment to all of the Company’s subordinated debt, and effectively equal in lien priority to the Company’s 2016 Credit Agreement. In addition, the Notes and the guarantees are structurally subordinated to all liabilities of the Company’s subsidiaries that are not guarantors, including WEX Bank.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, “Warburg Pincus”), pursuant to which the Company issued $310.0 million in aggregate principal amount of the Convertible Notes due 2027 (the “Convertible Notes”) and 577,254 shares of the Company's common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share.

The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term and mature on July 15, 2027, unless earlier converted, repurchased or redeemed. Interest on the Convertible Notes is calculated at a fixed rate of 6.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, with the first interest payment due January 15, 2021. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200.00 per share of common stock. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. The initial conversion price is subject to adjustments customary for convertible debt securities and a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions, including exceptions with respect to underwritten offerings, Rule 144A offerings, private placements at discounts not exceeding a specified amount, issuances as acquisition consideration and equity compensation related issuances.
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
In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105% of the principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. No such repurchase occurred during the year ended December 31, 2020.
The $389.2 million of proceeds from this private placement was allocated on a relative fair value basis, with $94.0 million allocated to the sale of the Company's common stock and $295.2 million to the Convertible Notes. As the Convertible Notes permit the Company to settle the conversion in cash, pursuant to ASC 470-20, the proceeds attributed to the Convertible Notes are allocated between a liability and equity component. The carrying amount of the liability component of the Convertible Notes was calculated by measuring the fair value of a hypothetical debt instrument with a similar tenor without a conversion feature. The fair value was determined utilizing a combination of a binomial lattice-based model and a discounted cash flow model that includes assumptions such as implied credit spread, expected volatility, and the risk-free rate for notes with a similar term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the total proceeds allocated to the Convertible Notes.
Applicable transaction costs of $4.0 million have been allocated between the Convertible Notes and shares of the Company's common stock sold in the transaction based on relative fair value and further allocated between the liability and

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Based on this, the Convertible Notes were recorded at a debt discount with an initial carrying value of $237.5 million, with the residual $54.7 million recognized within additional paid-in capital on the Company's consolidated balance sheet. This equity component will not be remeasured as long as it continues to meet the conditions for equity classification. Based on the closing price of the Company’s common stock as of December 31, 2020, the "if-converted" value of the Convertible Notes exceeds its principal amount by $5.5 million.
The Convertible Notes consist of the following:

(In thousands)	December 31, 2020
Principal	$310,000
Less: Unamortized discounts	(66,755)
Less: Unamortized issuance cost	(2,358)
Net carrying amount of Convertible Notes[1]	$240,887

Equity component[2]	$54,689
1 Recorded within long-term debt, net on our consolidated balance sheet.
2 Represents the proceeds allocated to the conversion option, or debt discount, recorded within additional paid-in capital on the consolidated balance sheet. Additional paid-in capital on the consolidated balance sheet is further reduced by $0.6 million of issuance costs and $13.6 million in taxes associated with the equity component.
The following table sets forth total interest expense recognized for the Convertible Notes:

(In thousands)	Year Ended December 31, 2020
Interest on 6.5% coupon	$10,019
Amortization of debt discount and debt issuance costs	3,414
$13,433
Debt Issuance Costs
During the year ended December 31, 2020, the Company completed four amendments (the Eighth, Ninth, Tenth and Eleventh Amendments) to the 2016 Credit Agreement, largely in connection with its acquisition of eNett and Optal. The Eighth Amendment was superseded by the Ninth Amendment (other than with respect to the consent fees payable in connection with the Eighth Amendment) and the Eleventh Amendment modified terms that were only applicable if the Company was required to finance the acquisition of eNett and Optal. However, the Ninth Amendment, among other things, amended certain provisions of the 2016 Credit Agreement relating to financial maintenance covenants and pricing terms and the Tenth Amendment increased the commitments under the Revolving Credit Facility by $50.0 million. The Company accounted for the Ninth, Tenth and Eleventh Amendments as debt modifications. As part of these transactions, the Company incurred and expensed an insignificant amount of third party costs, which are classified within general and administrative expenses in our consolidated statements of operations. In association with the Ninth Amendment, the Company incurred and capitalized $4.3 million of lender fees. Consent fees incurred pursuant to the Eighth Amendment and payable upon a consummation of the eNett and Optal acquisition of $2.9 million were capitalized during December 2020.
    During the year ended December 31, 2019, the Company entered into the Fifth, Sixth and Seventh Amendments to the 2016 Credit Agreement. The Company accounted for the Fifth Amendment to the 2016 Credit Agreement as a debt modification. The Company accounted for the Sixth Amendment to the 2016 Credit Agreement, which was completed in 2019, as both a debt modification and a partial debt extinguishment, and consequently recorded a loss on extinguishment of debt of $1.3 million related to the write-off of unamortized debt issuance costs during 2019. The Company incurred and expensed $10.6 million of third party costs associated with the Fifth and Sixth Amendments, which are classified within general and administrative expenses in the consolidated statements of income during 2019. We expensed as incurred an insignificant amount of costs resulting from the Seventh Amendment to the 2016 Credit Agreement. During 2019, the Company also

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
incurred and capitalized lender costs of $3.4 million associated with the Fifth Amendment and a debt discount of $11.0 million associated with the Sixth Amendment.
    During the year ended December 31, 2018, the Company entered into the Third and Fourth Amendments to the 2016 Credit Agreement. The Third Amendment was accounted for as both a debt modification and partial debt extinguishment, which caused us to record a loss on extinguishment of debt of $1.1 million related to the write-off of unamortized debt issuance costs, while the Fourth Amendment was accounted for as a debt modification. The Company incurred general and administrative expenses of $3.8 million related to third-party costs associated with the Third and Fourth Amendments. The loss on extinguishment and third-party costs are reflected as financing interest expense and general and administrative expenses, respectively. In addition, the Company incurred and capitalized $5.8 million of new debt issuance costs related to the Third and Fourth Amendments.
    Debt issuance costs incurred and capitalized in conjunction with the 2016 Credit Agreement and its amendments are being amortized into interest expense over the remaining term of the Term Loans and Revolving Credit Facility, as applicable, using the effective interest method.
Debt Covenants
    The 2016 Credit Agreement and the indenture governing the Notes contain various affirmative and negative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries’ including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries, ability to, among other things (i) incur additional debt, (ii) pay dividends or make other distributions on, redeem or repurchase capital stock, or make investments or other restricted payments, (iii) enter into transactions with affiliates, (iv) dispose of assets or issue stock of restricted subsidiaries or regulated subsidiaries, (v) create liens on assets, or (vi) effect a consolidation or merger or sell all, or substantially all, of the Company’s assets. Additionally, the indenture governing the Convertible Notes contains customary negative and affirmative covenants that, subject to certain customary exceptions, limit the Company and its subsidiaries', but excluding WEX Bank and the Company's other regulated subsidiaries, ability to, among other things, incur additional debt. These covenants are subject to important exceptions and qualifications. At any time that the Notes are rated investment grade, which is not currently the case, and subject to certain conditions, certain covenants will be suspended with respect to the Notes. WEX Bank and the Company’s other regulated subsidiaries will not be subject to some of the restrictive covenants in the Indenture that place limitations on the Company and its restricted subsidiaries’ actions, and where WEX Bank and the Company’s regulated subsidiaries are subject to covenants, there are significant exceptions and limitations on the application of those covenants to WEX Bank and the Company’s regulated subsidiaries.
The 2016 Credit Agreement also requires, solely for the benefit of the lenders of the Tranche A Term Loan and lenders under the Revolving Credit Facility, that the Company maintain at the end of each fiscal quarter the following financial ratios:
•a Consolidated Interest Coverage (as defined in the 2016 Credit Agreement) of no less than 2.75 to 1.00 at December 31, 2020 and through March 31, 2021, after which the ratio reverts back to no less than 3.00 to 1.00; and
•a Consolidated Leverage Ratio (as defined in the 2016 Credit Agreement) of no more than 7.50 to 1.00 through March 31, 2021, 7.00 to 1.00 for the quarter ending June 30, 2021, 6.50 to 1.00 for the quarter ending September 30, 2021, 6.00 to 1.00 for the quarters ending December 31, 2021 through September 30, 2022, and 5.00 to 1.00 thereafter.
Australian Securitization Facility
    The Company has a securitized debt agreement with MUFG Bank Ltd., which expires in April 2021. Under the terms of the agreement, each month, on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary. The Australian Securitization Subsidiary, in turn, uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”) for approximately 85 percent of the securitized receivables. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
    The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.97 percent and 1.80 percent as of December 31, 2020 and 2019, respectively. The Company had securitized debt under this facility of $62.6 million and $78.6 million as of December 31, 2020 and 2019, respectively, recorded in short-term debt, net.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
European Securitization Facility
    The Company maintains a five-year securitized debt agreement with MUFG Bank Ltd., which expires in April 2021. Under the terms of the agreement, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary. The European Securitization Subsidiary, in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. The amount of receivables to be securitized under this agreement is determined by management on a monthly basis. The interest rate was 0.98 percent and 0.63 percent as of December 31, 2020 and 2019, respectively. The Company had securitized debt under this facility of $23.4 million and $25.7 million as of December 31, 2020 and 2019, respectively, recorded in short-term debt, net.
Participation Debt
    From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
    The following table provides the amounts outstanding under the participation debt agreements in place:

	December 31, 2020			December 31, 2019
(In thousands)	Amounts Available[1]	Amounts Outstanding	Remaining Funding Capacity	Amounts Available	Amounts Outstanding[2]	Remaining Funding Capacity
Participation debt	$60,000	—	60,000	$80,000	50,000	$30,000

Average interest rate on participation debt outstanding		Not applicable			4.17%
1 Amounts available includes up to $60 million under an agreement that terminates on December 31, 2021.
2 Amounts outstanding are recorded in short-term debt, net.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company's accounts receivable. Federal funds lines of credit were $376.0 million and $355.0 million, respectively, as of December 31, 2020 and 2019. There were $20.0 million and $35.0 million of outstanding borrowings as of December 31, 2020 and 2019, respectively. The average interest rate on borrowed federal funds was 1.01 percent and 2.36 percent for the years ended December 31, 2020 and 2019, respectively.
WEX Latin America Debt
    WEX Latin America debt was comprised of credit facilities and loan arrangements related to its accounts receivable, which had a 35.04 percent interest rate as of December 31, 2019. The Company sold WEX Latin America on September 30, 2020 and no longer has this debt obligation.
Other
    As of December 31, 2020, WEX Bank pledged $249.8 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $188.4 million as of December 31, 2020. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of December 31, 2020 and December 31, 2019.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Debt Commitments
    The table(1) below summarizes the Company’s annual principal payments on its total debt for each of the next five years:

2021	$170,556
2022	$64,611
2023	$1,188,598
2024	$14,681
2025	$14,681
(1) Table is based on contractual maturities and, therefore, unadjusted for the Company's intention to early redeem its Notes during March 2021, as discussed further in Note 28, Subsequent Events.

17.	Tax Receivable Agreement
    As a consequence of the Company’s separation from its former parent company in 2005, the tax basis of the Company’s net tangible and intangible assets increased, reducing the amount of tax that the Company would pay in the future to the extent the Company generated taxable income in sufficient amounts. The Company is contractually obligated to remit a portion of any such cash savings to a third party. The estimated amounts of future payments owed were $2.0 million at December 31, 2020 and $3.7 million at December 31, 2019, which are included within other current liabilities on the consolidated balances sheets based on the timing of payment. There has been a reassessment of the estimate for each period presented. For the years ended December 31, 2020, 2019 and 2018, this reassessment resulted in an insignificant change in the net future benefits and non-operating expense. In addition, the liability decreased due to payments of $1.3 million and $8.9 million made during the years ended December 31, 2020 and 2019, respectively.

18.	Employee Benefit Plans
    The Company sponsors a 401(k) retirement and savings plan for U.S. employees. Eligible employees may participate in the plan immediately. The Company’s employees who are at least 18 years of age and have completed one year of service are eligible f    or Company matching contributions in the plan. The Company matches 100 percent of each employee’s contributions up to a maximum of 6 percent of each employee’s eligible compensation. All contributions vest immediately. WEX has the right to discontinue the plan at any time. Contributions to the plan are voluntary. The Company contributed $13.7 million, $10.0 million and $8.0 million in matching funds to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.
    The Company also sponsors deferred compensation plans for certain employees designated by the Company. Participants may elect to defer receipt of designated percentages or amounts of their compensation. The Company maintains a grantor’s trust to hold the assets under these plans. The related obligations totaled $9.6 million and $8.0 million at December 31, 2020 and 2019, respectively, and are included in other current liabilities and other liabilities on the consolidated balance sheets. The assets are recorded at fair value, with any changes recorded to earnings, and are included in prepaid expenses and other current assets and other assets on the consolidated balance sheets. Refer to Note 19, Fair Value, for further information.
    The Company has defined benefit pension plans in several foreign countries. The total net unfunded status for the Company’s foreign defined benefit pension plans was $6.3 million and $5.9 million as of December 31, 2020 and 2019, respectively. These obligations are recorded in other current liabilities, accrued expenses and other liabilities in the consolidated balance sheets. The Company measures these plan obligations at fair value on an annual basis, with any changes recorded to earnings. The aggregate cost for these plans was insignificant to the consolidated financial statements for all periods presented.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
    The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

		December 31,
(In thousands)	Fair Value Hierarchy	2020	2019
Financial Assets:
Money market mutual funds[1]	1	$335,449	$223,217
Investment securities
Municipal bonds	2	$197	$302
Asset-backed securities	2	210	247
Mortgage-backed securities	2	138	174
Pooled investment fund measured at net asset value[2]		9,000	5,000
Fixed-income mutual fund	1	27,728	24,737
Total investment securities		$37,273	$30,460
Executive deferred compensation plan trust[3]	1	$9,586	$7,965
Interest rate swaps[4]	2	$—	$2,395

Liabilities:
Interest rate swaps[5]	2	$44,938	$19,764
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company's executive deferred compensation plan payment obligations. At December 31, 2020, $0.9 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2019, $0.9 million and $7.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At December 31, 2019, $2.4 million of fair value is recorded within prepaid expenses and other current assets.
5 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At December 31, 2020, $22.0 million and $22.9 million of fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2019, $6.7 million and $13.1 million of fair value is recorded within other current liabilities and other liabilities, respectively.
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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of December 31, 2020	$9,000	—	Monthly	30 days

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
    The Company recorded a goodwill impairment charge of $53.4 million during the year ended December 31, 2020 to write down the carrying value of the reporting unit to fair value using Level 3 inputs as of the annual goodwill impairment test date of October 1, 2020. See Note 9, Goodwill and Other Intangible Assets, for a description of the valuation techniques and inputs used for the fair value measurement. See Note 24, Impairment Charges, for assets and liabilities measured at fair value on a non-recurring basis for the years ended December 31, 2020 and 2018 and the related impairment charges recorded.
The Company had no other assets and liabilities measured on a non-recurring basis during the years ended December 31, 2020 and 2019.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Notes Outstanding
    The Company determines the fair value of the Notes based on market rates for the issuance of our debt, which are classified as Level 2 in the fair value hierarchy. As of both December 31, 2020 and 2019, the carrying value of the Notes approximated fair value.
2016 Credit Agreement
    The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of December 31, 2020 and 2019, the carrying value of the 2016 Credit Agreement, including both the tranche A and tranche B term loans, approximated fair value.
Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of December 31, 2020, the fair value of our convertible notes is $405.6 million.
Other Assets and Liabilities
    The Company's financial instruments, other than those presented above, include cash, cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities. The carrying values of such assets and liabilities approximate their respective fair values due to their short-term nature. The carrying values of certificates of deposit, interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values as the interest rates on these financial instruments are variable market-based rates. All other financial instruments are reflected at fair value on the consolidated balance sheets.

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
The Company calculates the redemption value of the non-controlling interest on a quarterly basis using revenue multiples as determined in accordance with the operating agreement for the U.S. Health business and described above. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value. Any resulting change in the value of the redeemable non-controlling interest will be offset against retained earnings and impact earnings per share.
    The following table presents the changes in the Company’s redeemable non-controlling interest:

	Year Ended December 31,
(In thousands)	2020	2019
Balance, beginning of year	$156,879	$—
Acquisition of Discovery Benefits at fair value	—	25,757
Establishing redeemable non-controlling interest for WEX Health at carrying value	—	32,843
Adjustment to redeemable non-controlling interest to reflect WEX Health at fair value	—	41,400
Net income (loss) attributable to redeemable non-controlling interest	652	(436)
Change in value of redeemable non-controlling interest	(40,312)	57,315
Balance, end of year	$117,219	$156,879

21.	Commitments and Contingencies
Litigation
    The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Extension of Credit to Customers
    We have entered into commitments to extend credit in the ordinary course of business. We had $6.6 billion of unused commitments to extend credit at December 31, 2020, as part of established customer agreements. These amounts may increase or decrease during 2021 as we increase or decrease credit to customers, subject to appropriate credit reviews, as part of our lending product agreements. Many of these commitments are not expected to be utilized. We can adjust most of our customers’ credit lines at our discretion at any time. Therefore, we do not believe total unused credit available to customers and customers of strategic relationships represents future cash requirements.
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Unfunded Commitment
    As a member bank, we have committed to funding a maximum of $8.0 million of loans to a nonprofit, community development financial institution to facilitate their offering of flexible financing for affordable, quality housing to assist Utah’s low and moderate-income residents. As of December 31, 2020, the Company has funded $2.3 million of its commitment, which has been included on the consolidated balance sheet within accounts receivable. The Company’s remaining unused commitment as of December 31, 2020 is $5.7 million.
Minimum Volume and Spend Commitments
    Two of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis through 2024. Upon failing to meet these minimum volume commitments, a penalty is assessed as defined under the contracts. The Company incurred $3.6 million of shortfall penalties under these contracts during the year ended December 31, 2020. If the Company does not purchase any fuel under these commitments after December 31, 2020, it would incur penalties totaling $49.6 million through 2024. The Company considers the associated risk of loss to be remote based on current operations.
    The Company is subject to minimum annual spend commitments as part of negotiated contracts for certain IT and non-IT related services through 2023. Minimum spend commitments under these contracts as of December 31, 2020 total $15.7 million, with commitments of $8.3 million in 2021, $6.7 million in 2022 and $0.7 million in 2023.

22.	Dividend Restrictions
    The Company has certain restrictions on the dividends it may pay, including those under the 2016 Credit Agreement. The 2016 Credit Agreement does allow us to make certain restricted payments (including dividends) if we are able to demonstrate pro forma compliance with a consolidated leverage ratio, as defined in the 2016 Credit Agreement, of no more than 2.50 to 1.00 for the most recent period of four fiscal quarters after execution of a restricted payment. Additionally, as long as the Company would be in compliance with its interest charge coverage ratio and the lower of a consolidated leverage ratio of 5.50 to 1.00 and its maximum permitted consolidated leverage ratio for such period under the 2016 Credit Agreement after giving pro forma effect to such restricted payment, the Company may pay $50 million per annum for restricted payments, including dividends, of which 100% of unused amounts may be carried over into subsequent years. The Company has not declared any dividends on its common stock since it commenced trading on the NYSE on February 16, 2005.
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
    WEX Bank complied with the aforementioned dividend restrictions for each of the years ended December 31, 2020, 2019 and 2018.

23.	Stock-Based Compensation
    On May 9, 2019, our stockholders approved the WEX Inc. 2019 Equity and Incentive Plan (the “Plan”), which replaced our 2010 Equity and Incentive Plan (the “Prior Plan”). Upon the expiration of the Prior Plan on May 20, 2020, all then outstanding awards will remain in effect, but no additional awards may be made under the Prior Plan. The Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based or cash-based awards to non-employee directors, officers, employees, advisors or consultants. The Plans permit the Company to grant a total

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
number of shares which is the sum of; (i) 3.7 million shares of common stock; plus (ii) such additional number of shares of common stock (up to 1.5 million) as is equal to the number of shares of common stock subject to awards granted under the Prior Plan. There were 3.6 million shares of common stock available for grant for future equity compensation awards under the Plan at December 31, 2020.
    As of December 31, 2020, the Company had four stock-based compensation award types, which are described below. The compensation cost that has been recorded as an expense for these programs totals $63.9 million, $45.6 million and $33.9 million for 2020, 2019 and 2018, respectively. In connection with the Noventis acquisition, the Company recognized an additional $5.5 million of compensation cost for 2019. Refer to Note 4, Acquisitions, for further information. The associated tax benefit related to these costs was $11.5 million, $9.9 million and $8.0 million, for 2020, 2019 and 2018, respectively.
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
    The following is a summary of RSU activity during the year ended December 31, 2020:

(In thousands except per share data)	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2020	260	$181.23
Granted	309	119.78
Vested, including 17 shares withheld for tax[1]	(74)	160.30
Forfeited	(23)	150.11
Unvested at December 31, 2020	472	$145.77
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon RSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
    As of December 31, 2020, there was $42.2 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.2 years. The total grant-date fair value of RSUs granted was $37.0 million, $34.0 million and $16.8 million during 2020, 2019 and 2018, respectively. The total fair value of RSUs that vested during 2020, 2019 and 2018 was $11.9 million, $7.6 million and $9.2 million, respectively.
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
Market-Based Restricted Stock Units (TSR awards)
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

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The key inputs for the fair values and other relevant information by grant date are outlined below:

Grant date	6/24/2020	6/24/2020	3/16/2020	3/20/2019

Grantee(s)	Non-CEO	CEO	All	All
Number of grantees affected	134	1	332	215
Modification date	N/A	N/A	6/23/2020	6/23/2020
Risk-free rate	0.21%	0.21%	0.20%	0.18%
Stock price[1]	$160.14	$160.14	$173.15	$173.15
Volatility	47.72%	47.72%	51.32%	62.29%
Performance period	June 24, 2020 – June 23, 2023	June 24, 2020 – June 23, 2023	June 23, 2020 – December 31, 2022	June 23, 2020 – December 31, 2021
Shares at target	110,467	28,101	199,870	86,845

Fair value per share[2]	$264.17	$240.55	$280.93	$188.21

Total incremental compensation cost[3]	$11.5 million	$2.3 million	$21.8 million	$1.3 million
1 At the date of grant or modification date, whichever is applicable.

2 At the date of grant or modification date, whichever is applicable. The CEO's June 24, 2020 award has a one-year post-vesting holding period.

3 For the Company's awards that were modified on June 23, 2020, the final attainment for recipients other than executive officers will be based on the greater of the payout under the original awards performance metrics or the modified metrics as described above. As a result, the Company is required to assess which payout is more likely and adjust the expense accordingly. If the original awards' performance metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on awards expected to vest at the grant-date stock price. Alternatively, if the modified metrics are expected to result in a higher number of shares vesting, then the expense recorded will be based on the fair value calculated using the Monte Carlo simulation valuation model. As of December 31, 2020, the expense associated with the awards in the table above is calculated using the Monte Carlo modification-date fair value.
    The following is a summary of TSR awards and PBRSU activity during the year ended December 31, 2020:

TSR awards and PBRSUs
(In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2020	449	$140.58
Granted	343	170.71
Forfeited	(21)	150.40
Vested, including 52 shares withheld for tax[1]	(203)	107.77
Performance adjustment[2]	14	81.21
Unvested at December 31, 2020	582	$170.05
1 The Company withholds shares of common stock to pay the minimum required statutory taxes due upon PBRSU vesting. Cash is then remitted by the Company to the appropriate taxing authorities.
2 Reflects adjustments to the number of shares of PBRSUs expected to vest based on the change in performance attainment during the year ended December 31, 2020.
As of December 31, 2020, there was $74.1 million of unrecognized compensation cost related to the TSR awards and PBRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The total grant-date fair value of PBRSUs and TSRs granted during 2020, 2019 and 2018 was $58.5 million, $19.0 million and $18.3 million, respectively. The total grant-date fair value of PBRSUs that vested during 2020, 2019 and 2018 was $21.7 million, $9.3 million and $12.0 million, respectively.
Stock Options
Market Performance-Based Stock Options
    In May 2017, the Company granted market performance-based stock options with a contractual term of ten years to certain members of senior management. The options contain a market condition that requires the closing price of the Company’s stock to meet or exceed certain price thresholds for twenty consecutive trading days (“Stock Price Hurdle”) in order

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
for shares to vest. The options also contain a service condition that requires the award recipients to be continually employed from the grant date until such date that the Stock Price Hurdle is satisfied in order for shares to vest. The Stock Price Hurdle began operating in May 2020, on the third anniversary of the grant date. As of December 31, 2020, 75 percent of the shares had vested as a result of the Company's stock exceeding the applicable Stock Price Hurdle. The Stock Price Hurdle condition ends five years from the date of grant, and therefore the remaining 25 percent of awards may still vest.
    The grant date fair value of these options was estimated on the date of the grant using a Monte-Carlo simulation model used to simulate a distribution of future stock price paths based on historical volatility levels. The Company expensed the total grant date fair value of these options on a graded basis over the derived service period of approximately three years.
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
    The table below summarizes the assumptions used to calculate the fair value by year of grant:

	2020	2019	2018
Weighted average grant date fair value	$35.13	$58.28	$51.27

Weighted average expected term (in years)	6	6	6
Weighted average exercise price	$109.66	$184.81	$158.23
Expected stock price volatility	32.37%	27.21%	27.35%
Risk-free interest rate	0.58%	2.37%	2.69%

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The following is a summary of all stock option activity during the year ended December 31, 2020:

Stock Options
(In thousands, except per share data)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	892	$115.82
Granted	262	109.66
Exercised	(96)	96.55
Forfeited or expired	(15)	138.52
Outstanding at December 31, 2020	1,043	$115.72	7.2	$91,603
Exercisable on December 31, 2020	559	$110.49	6.4	$52,036
Vested and expected to vest at December 31, 2020	476	$121.90	8.2	$38,844
    As of December 31, 2020, there was $9.6 million of total unrecognized compensation cost related to options. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.7 million, $5.7 million and $1.9 million, respectively. The total grant-date fair value of options granted during 2020, 2019 and 2018 was $9.3 million, $7.2 million, and $5.2 million, respectively.
Deferred Stock Units
    Non-employee directors may elect to defer their cash fees and RSUs in the form of DSUs. The Company grants fully vested DSUs to non-employee directors. These awards are distributed as common stock 200 days immediately following the date upon which such director’s service as a member of the Company’s Board of Directors terminates for any reason. There were approximately 54 thousand and 63 thousand DSUs outstanding as of December 31, 2020 and 2019, respectively. DSU activity is included in the RSU table above. Unvested DSUs as of December 31, 2020 and 2019 were not material.

24.	Impairment Charges
    During 2020, the Company recorded a $53.4 million non-cash goodwill impairment charge related to the WEX Fleet Europe reporting unit (the 2019 Go Fuel Card acquisition). See Note 9, Goodwill and Other Intangible Assets, for further information. The Company did not record any impairment charges during its annual goodwill assessment completed in the fourth quarter of 2019. In the fourth quarter of 2018, a goodwill impairment charge of $3.2 million was recorded related to the Brazil fleet reporting unit. Management also impaired $2.4 million of computer software in 2018, which was determined to provide no future benefit.

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
•Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer directed platforms. Prior to the sale of WEX Latin America, this operating segment additionally provided payroll related benefits to customers.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The following tables present the Company’s reportable segment revenues:

	Year Ended December 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$404,843	$229,144	$64,904	$698,891
Account servicing revenue	153,823	41,927	253,706	449,456
Finance fee revenue	197,307	1,079	137	198,523
Other revenue	162,337	5,690	44,972	212,999
Total revenues	$918,310	$277,840	$363,719	$1,559,869

Interest income	$4,326	$272	$1,252	$5,850

	Year Ended December 31, 2019
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$457,244	$303,385	$64,963	$825,592
Account servicing revenue	164,735	43,293	205,524	413,552
Finance fee revenue	245,082	2,086	150	247,318
Other revenue	171,334	19,062	46,833	237,229
Total revenues	$1,038,395	$367,826	$317,470	$1,723,691

Interest income	$6,249	$1,521	$1,534	$9,304

	Year Ended December 31, 2018
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$464,980	$203,289	$55,722	$723,991
Account servicing revenue	162,662	37,262	108,172	308,096
Finance fee revenue	190,528	1,391	16,708	208,627
Other revenue	156,970	61,402	33,553	251,925
Total revenues	$975,140	$303,344	$214,155	$1,492,639

Interest income	$3,503	$958	$11,706	$16,167

No one customer accounted for more than 10 percent of the total consolidated revenue in 2020, 2019 or 2018.
    The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) unallocated corporate expenses; (ii) acquisition and divestiture related items (including acquisition-related intangible amortization); (iii) legal settlement; (iv) impairment charges; (v) loss on sale of subsidiary; (vi) debt restructuring costs; (vii) stock-based compensation; and (viii) other costs. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments and non-cash adjustments related to the tax receivable agreement to our operating segments.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
    The following table reconciles total segment adjusted operating income to (loss) income before income taxes:

	Year ended December 31,
(In thousands)	2020	2019	2018
Segment adjusted operating income
Fleet Solutions	$383,502	$485,539	$459,646
Travel and Corporate Solutions	62,096	168,786	135,379
Health and Employee Benefit Solutions	96,769	80,283	44,931
Total segment adjusted operating income	$542,367	$734,608	$639,956

Reconciliation:
Total segment adjusted operating income	$542,367	$734,608	$639,956
Less:
Unallocated corporate expenses	62,938	67,982	58,095
Acquisition-related intangible amortization	171,144	159,431	138,186
Other acquisition and divestiture related items	57,787	37,675	4,143
Legal settlement	162,500	—	—
Impairment charges	53,378	—	5,649
Loss on sale of subsidiary	46,362	—	—
Debt restructuring costs	535	11,062	4,425
Stock-based compensation	65,841	47,511	35,103
Other costs	13,555	25,106	13,717
Operating (loss) income	$(91,673)	$385,841	$380,638
Financing interest expense	(157,080)	(134,677)	(105,023)
Net foreign currency loss	(25,783)	(926)	(38,800)
Non-cash adjustments related to tax receivable agreement	491	932	(775)
Net unrealized (loss) gain on financial instruments	(27,036)	(34,654)	2,579
(Loss) income before income taxes	$(301,081)	$216,516	$238,619
    Assets are not allocated to the segments for internal reporting purposes.
Geographic Data
    Revenue by principal geographic area, based on the country in which the sale originated, was as follows:

	Year ended December 31,
(In thousands)	2020	2019	2018
United States	$1,401,144	$1,535,985	$1,287,405
Other international[1]	158,725	187,706	205,234
Total revenues	$1,559,869	$1,723,691	$1,492,639
1 No single country within made up more than 5 percent of total revenues for any of the years presented.
    Net property, equipment and capitalized software is subject to geographic risks because it is generally difficult to move and relatively illiquid. Net property, equipment and capitalized software by principal geographic area was as follows:

	Year ended December 31,
(In thousands)	2020	2019	2018
United States	$176,348	$200,101	$176,111
International[1]	11,992	12,374	11,757
Net property, equipment and capitalized software	$188,340	$212,475	$187,868
1 No single country within made up more than 5 percent of total net property, equipment and capitalized software for any of the years presented.

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.	Supplementary Regulatory Capital Disclosure
    The Company’s subsidiary, WEX Bank is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit business activities and have a material effect on the Company's business, results of operations and financial condition.
    Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of December 31, 2020, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.
    The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
December 31, 2020
Total Capital to risk-weighted assets	$299,136	15.04%	$159,148	8.00%	$198,935	10.00%
Tier 1 Capital to average assets	$287,570	12.71%	$90,514	4.00%	$113,143	5.00%
Common equity to risk-weighted assets	$287,570	14.46%	$89,521	4.50%	$129,308	6.50%
Tier 1 Capital to risk-weighted assets	$287,570	14.46%	$119,361	6.00%	$159,148	8.00%
December 31, 2019
Total Capital to risk-weighted assets	$329,276	13.54%	$194,566	8.00%	$243,208	10.00%
Tier 1 Capital to average assets	$314,466	10.88%	$115,583	4.00%	$144,479	5.00%
Common equity to risk-weighted assets	$314,466	12.93%	$109,443	4.50%	$158,085	6.50%
Tier 1 Capital to risk-weighted assets	$314,466	12.93%	$145,925	6.00%	$194,566	8.00%

27.	Related Party Transaction
Bell Bank Revolving Credit Agreement
The seller of Discovery Benefits, Bell Bank, holds a 4.9 percent equity interest in the Company's U.S. Health business and is a revolving loan lender under the Company's 2016 Credit Agreement. As of December 31, 2020 and 2019, there were no amounts outstanding, with available capacity of $50.0 million.
Warburg Pincus Convertible Notes
On July 1, 2020, the Company closed on a private placement with an affiliate of funds managed by Warburg Pincus LLC, pursuant to which the Company issued convertible senior unsecured notes due in 2027 in an aggregate principal amount of $310 million and 577,254 shares of common stock, with gross proceeds in respect of the common stock of $90 million. After giving effect to the purchase of the common stock and convertible notes, on an as-converted basis, Warburg Pincus owned approximately 4.7% of the Company's outstanding common stock on the closing date of the private placement. Refer to Note 16, Financing and Other Debt, for more information regarding the convertible senior notes.
A member of the Company’s board of directors (“related person”), is a managing director at Warburg Pincus LLC. The Company has a written policy regarding entering certain transactions in which any member of the board of directors has a direct or indirect material interest. Pursuant to this policy, the private placement was approved by the Corporate Governance Committee of the Company’s board of directors, after it had reviewed and considered all relevant facts and circumstances, including, but not limited to, whether the transaction was entered into on terms no less favorable to the Company than terms

WEX INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
that could have been reached with an unrelated third party and the interest of the related person in the transaction. Following approval by the Corporate Governance Committee of the board of directors, the private placement was approved by the disinterested members of the Company’s board of directors.

28.	Subsequent Events
HSA Purchase Agreement
On February 11, 2021, the Company entered into an asset purchase agreement with Bell Bank to acquire certain HSA assets, including the custodial rights for certain HSAs from Bell Bank's HealthcareBank division, the custodian bank for customers of the U.S. Health business. We believe the acquisition will allow the Company to better capture the economics from those HSAs, leverage our investments to provide customers with market-leading HSA solutions, and align with our growth strategy. The transaction is expected to close in the second quarter of 2021, subject to regulatory approvals and other customary closing conditions.
Pursuant to the purchase agreement, the Company will pay Bell Bank initial cash consideration of approximately $200 million, and two additional deferred cash payments of $25 million in July 2023 and January 2024, contingent upon closing of the transaction. The agreement also includes potential additional consideration payable, over the ten years subsequent to the closing date, that is contingent on, and calculated based on, any future increases in the Federal Funds rate. Potential additional consideration may not exceed $225 million in the aggregate over the ten year period and will not adversely impact the Company’s adjusted net income or financial position as net revenues earned on the acquired HSA assets will increase in the event the Federal Funds rate increases in the future.
Notes Redemption Notice
On February 11, 2021, the Company provided irrevocable notice to The Bank of New York Mellon Trust Company, N.A., the trustee for the Notes, of its intent to redeem its outstanding $400 million 4.75% Senior Secured Notes due February 1, 2023 on March 15, 2021. The redemption price of the Notes is $400 million plus accrued and unpaid interest through the proposed redemption date. The redemption is expected to be funded from cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
    Our management, under the supervision and with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act, is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the principal executive officer and principal financial officer of WEX Inc. concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
    Under the supervision of and with the participation of management, including the principal executive officer and principal financial and accounting officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that WEX Inc.’s internal control over financial reporting was effective as of December 31, 2020.
    The Company acquired eNett and Optal on December 15, 2020. Management excluded these businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. These exclusions were in accordance with Securities and Exchange Commission guidance that an assessment of a recently acquired business’s internal control over financial reporting may be omitted from management’s report on internal control over financial reporting in the year of acquisition of the business. These businesses represented, in aggregate, 9.5% of the Company’s total consolidated assets and less than 1% of total consolidated revenues, as of and for the year ended December 31, 2020.
    The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
    There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal control to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of WEX Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEX Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at eNett and Optal, which were acquired on December 15, 2020, and whose financial statements constitute 9.5% of total assets and less than 1% of total revenues of the consolidated financial statements amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at eNett and Optal.

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
March 1, 2021

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) set forth under the captions “Governance” and the related subsections including “The Board of Directors”, “Executive Officers,” and “Delinquent Section 16(a) Reports,” if applicable, which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
See the information in the 2021 Proxy Statement set forth under the captions “Executive Compensation” and the related subsections and “Governance” and related subsections including “Director Compensation” and “Compensation Committee Interlocks and Insider Participation”, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information in the 2021 Proxy Statement set forth under the caption “Information About Stock Ownership” and related subsections including “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders”, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information in the 2021 Proxy Statement set forth under the caption “Governance” and related subsections including “Director Independence” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information in the 2021 Proxy Statement set forth under the caption “Auditor Selection and Fees,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:
1. Financial Statements (see Index to Consolidated Financial Statements on page 73).
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

3.2
Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

3.3
Amended and Restated By-Laws of WEX Inc., as amended and restated as of April 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 22, 2019, File No. 001-32426)

4.1
Indenture, dated as of January 30, 2013, among WEX Inc., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on February 1, 2013, File No. 001-32426)

4.2
Supplemental Indenture, dated as of July 1, 2016 to the Indenture, dated as of January 30, 2013 among WEX Inc., the additional subsidiary guarantors thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

4.3
U.S. Security Agreement, made by WEX Inc., and the certain of its subsidiaries, as pledgors, assignors and debtors dated as of July 1, 2016, in favor of Bank of America, as collateral agent for the Lenders (incorporated by reference to Exhibit No. 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2016, File No. 001-32426)

4.4
Description of WEX Inc.’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-32426)

4.5
Indenture, dated as of July 1, 2020, by and between WEX Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

4.6
Form of 6.50% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

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

† 10.18
Form of WEX Inc. Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.18 to our Annual Report on Form 10-k filed with the SEC on February 28, 2020, File No. 001-324426)

† 10.19
Form of WEX Inc. Performance-Based Restricted Stock Unit Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.19 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-324426)

† 10.20
Form of WEX Inc. Nonqualified Stock Option Agreement under the WEX Inc. 2019 Equity and Incentive Plan (incorporated by reference to Exhibit No. 10.20 to our Annual Report on Form 10-K filed with the SEC on February 28, 2020, File No. 001-324426)

†10.21
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

10.53
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

10.54
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

10.55
Ninth Amendment to Credit Agreement, dated as of June 26, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2010, File No. 001-32426)

10.56
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

10.57
Eleventh Amendment to Credit Agreement, dated as of August 20, 2020, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 21, 2020, File No. 001-32426)

10.58
WEX Inc. Common Stock and 6.50% Convertible Senior Notes Due 2027 Purchase Agreement, dated as of June 29, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.59
Registration Rights Agreement, dated as of July 1, 2020, by and between WEX Inc. and WP Bronco Holdings, LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 1, 2020, File No. 001-32426)

10.60
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2020 Grant) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.61
Form of Letter to Holders of a Performance-Based Restricted Stock Unit Agreement (2019 Grant) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.62	Form of June 2020 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 29, 2020, File No. 001-32426)

10.63
Deed of Settlement, made as of December 15, 2020, between the parties listed in Schedule A thereto, the parties listed in Schedule B thereto, WEX Inc., eNett International (Jersey) Limited, Optal Limited, Toro Private Holdings I, Ltd. and Optal Limited, in its capacity as trustee of the PSP Group Employee Share Trust, and including the Amended Purchase Agreement attached as Schedule D thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 15, 2020, File No. 001-32426).

† * 10.64	Offer Letter dated September 9, 2019 between WEX Inc. and Mr. Deshaies.

† * 10.65	Offer Letter dated November 6, 2015 between WEX Inc. and Mr. Dearborn.

* 21.1	Subsidiaries of the registrant

* 23.1	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP

* 31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

* 31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

WEX INC.
March 1, 2021	By:	/s/ Roberto Simon
Roberto Simon Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 1, 2021	/s/ Melissa D. Smith
Melissa D. Smith
President, Chief Executive Officer and Chair
(principal executive officer)

March 1, 2021	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial and accounting officer)

March 1, 2021	/s/ Jack A. VanWoerkom
Jack A. VanWoerkom
Vice Chairman and Lead Director

March 1, 2021	/s/ John E. Bachman
John E. Bachman
Director

March 1, 2021	/s/ Daniel Callahan
Daniel Callahan
Director

March 1, 2021	/s/ Shikhar Ghosh
Shikhar Ghosh
Director

March 1, 2021	/s/ James Groch
James Groch
Director

March 1, 2021	/s/ James C. Neary
James C. Neary
Director

March 1, 2021	/s/ Stephen Smith
Stephen Smith
Director

March 1, 2021	/s/ Susan Sobbott
Susan Sobbott
Director

March 1, 2021	/s/ Regina O. Sommer
Regina O. Sommer
Director