Form 10-Q
period 2021-03-31
WEX Inc.
filed 2021-05-06
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of April 30, 2021 was 44,741,268.

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
•the impact of fluctuations in fuel prices, including the impact of any reductions in fuel prices and the resulting impact on our revenues and net income;
•the effects of general economic conditions, including those caused by the effects of COVID-19, on fueling patterns as well as payment and transaction processing activity;
•our compliance, or our failure to comply, with the applicable requirements of MasterCard or Visa’s contracts and rules;
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
•the failure to complete or successfully integrate and realize anticipated benefits, synergies and cost savings from the Company’s acquisitions, including the recently completed eNett and Optal acquisition;
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
•the impact of the 2016 Credit Agreement, as the same was amended and restated on April 1, 2021, and the Convertible Notes on our operations;
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
•the uncertainties of litigation, as well as
•other risks and uncertainties identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

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

ASC	Accounting Standards Codification
Average expenditure per payment processing transaction	Average total dollars of spend in a funded fuel transaction
B2B	Business-to-business
CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020.
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020.
Discovery Benefits	Discovery Benefits, Inc.
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
EFS	Electronic Funds Source, LLC, a provider of customized corporate payment solutions for fleet and corporate customers with a focus on the large and mid-sized over-the-road fleets. On July 1, 2016, the Company acquired WP Mustang Topco LLC, the indirect parent of Electronic Funds Source, LLC and Warburg Pincus Private Equity XI (Lexington), LLC, an affiliated entity, from investment funds affiliated with Warburg Pincus LLC.
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe (Go Fuel Card) and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FDIC	Federal Deposit Insurance Corporation
GAAP	Generally Accepted Accounting Principles in the United States
WEX Fleet Europe (Go Fuel Card)	A fleet business in Europe acquired from EG Group on July 1, 2019
HRA	Health Reimbursement Arrangements
HSA	Health Savings Accounts
Legal settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75% fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021
Noventis	Noventis, Inc.
NYSE	New York Stock Exchange
OFAC	The United States Treasury’s Office of Foreign Assets Control
Optal	Optal Limited
Over-the-road	Typically heavy trucks traveling long distances
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total U.S. dollar value of all transactions in the Health and Employee Benefit Solutions segment where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service
SEC	Securities and Exchange Commission

Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the acquisition related intangible amortization, stock-based compensation, other costs, debt restructuring costs and unallocated corporate expenses.
TSR	Total shareholder return
UNIK or WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020.
U.S. Health business	WEX Health and Discovery Benefits, collectively
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	A European Fleet business acquired by the Company from ExxonMobil on December 1, 2014
WEX Health	WEX Health, Inc, the Company’s healthcare technology and administration solutions provider/business.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Payment processing revenue	$188,389	$204,037
Account servicing revenue	118,623	113,840
Finance fee revenue	52,153	55,927
Other revenue	51,592	57,875
Total revenues	410,757	431,679
Cost of services
Processing costs	109,762	104,917
Service fees	11,146	13,754
Provision for credit losses	5,059	33,987
Operating interest	2,624	8,385
Depreciation and amortization	29,194	24,789
Total cost of services	157,785	185,832
General and administrative	86,431	62,036
Sales and marketing	78,347	68,782
Depreciation and amortization	37,653	40,200
Operating income	50,541	74,829
Financing interest expense	(33,284)	(32,031)
Net foreign currency loss	(2,755)	(28,727)
Net unrealized gain (loss) on financial instruments	7,033	(32,047)
Income (loss) before income taxes	21,535	(17,976)
Income tax benefit	(1,670)	(5,707)
Net income (loss)	23,205	(12,269)
Less: Net income from non-controlling interests	726	1,363
Net income (loss) attributable to WEX Inc.	22,479	(13,632)
Change in value of redeemable non-controlling interest	(25,044)	(2,624)
Net loss attributable to shareholders	$(2,565)	$(16,256)

Net loss attributable to shareholders per share:
Basic	$(0.06)	$(0.37)
Diluted	$(0.06)	$(0.37)
Weighted average common shares outstanding:
Basic	44,343	43,416
Diluted	44,343	43,416
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$23,205	$(12,269)
Foreign currency translation	(6,877)	(41,404)
Comprehensive income (loss)	16,328	(53,673)
Less: Comprehensive income attributable to non-controlling interests	407	894
Comprehensive income (loss) attributable to WEX Inc.	$15,921	$(54,567)
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$561,199	$852,033
Restricted cash	412,451	477,620
Accounts receivable (net of allowances of $55,143 in 2021 and $59,147 in 2020)	2,506,479	1,993,329
Securitized accounts receivable, restricted	133,280	93,236
Prepaid expenses and other current assets	95,002	86,629
Total current assets	3,708,411	3,502,847
Property, equipment and capitalized software (net of accumulated depreciation of $424,960 in 2021 and $402,406 in 2020)	182,911	188,340
Goodwill	2,759,025	2,688,138
Other intangible assets (net of accumulated amortization of $874,800 in 2021 and $835,163 in 2020)	1,413,377	1,552,012
Investment securities	36,832	37,273
Deferred income taxes, net	21,050	17,524
Other assets	195,127	197,227
Total assets	$8,316,733	$8,183,361
Liabilities and Stockholders’ Equity
Accounts payable	$1,123,018	$778,207
Accrued expenses	321,081	362,472
Restricted cash payable	412,451	477,620
Short-term deposits	1,043,457	911,395
Short-term debt, net	354,298	152,730
Other current liabilities	53,440	58,429
Total current liabilities	3,307,745	2,740,853
Long-term debt, net	2,508,311	2,874,113
Long-term deposits	118,591	148,591
Deferred income taxes, net	198,790	220,122
Other liabilities	152,454	164,546
Total liabilities	6,285,891	6,148,225
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	142,616	117,219
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,010 shares issued in 2021 and 48,616 in 2020; 44,582 shares outstanding in 2021 and 44,188 in 2020	489	485
Additional paid-in capital	850,108	872,711
Retained earnings	1,286,387	1,286,976
Accumulated other comprehensive loss	(89,493)	(82,935)
Treasury stock at cost; 4,428 shares in 2021 and 2020	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,875,149	1,904,895
Non-controlling interest	13,077	13,022
Total stockholders’ equity	1,888,226	1,917,917
Total liabilities and stockholders’ equity	$8,316,733	$8,183,361

See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Change in value of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net income (loss)	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	$479	$680,726	$(156,384)	$(172,342)	$1,514,358	$10,137	$1,876,974

Balance at December 31, 2020	48,616	$485	$872,711	$(82,935)	$(172,342)	$1,286,976	$13,022	$1,917,917
Cumulative effect adjustment[1]	—	—	(41,982)	—	—	1,976	—	(40,006)
Balance at January 1, 2021	48,616	485	830,729	(82,935)	(172,342)	1,288,952	13,022	1,877,911
Stock issued under share-based compensation plans	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	$489	$850,108	$(89,493)	$(172,342)	$1,286,387	$13,077	$1,888,226
1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2020-06 (See Note 2, Recent Accounting Pronouncements).
See notes to unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$23,205	$(12,269)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized (gain) loss	(4,505)	49,737
Stock-based compensation	17,886	12,533
Depreciation and amortization	66,847	64,989
Debt restructuring and debt issuance cost amortization	4,455	2,002
Deferred tax benefit	(2,235)	(8,830)
Provision for credit losses	5,059	33,987
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(565,374)	488,709
Prepaid expenses and other current and other long-term assets	(11,065)	(18,830)
Accounts payable	350,563	(200,428)
Accrued expenses and restricted cash payable	(100,744)	(75,383)
Income taxes	(3,877)	5,822
Other current and other long-term liabilities	2,490	(1,816)
Net cash (used for) provided by operating activities	(217,295)	340,223
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(18,280)	(20,665)
Purchases of investment securities	(96)	(131)
Maturities of investment securities	61	88
Acquisitions	1,909	—
Net cash used for investing activities	(16,406)	(20,708)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(21,062)	(8,817)
Proceeds from stock option exercises	22,559	1,952
Net change in deposits	102,958	(143,049)
Net activity on other debt	194,798	(84,985)
Repayments on term loans	(16,152)	(16,152)
Redemption of Notes	(400,000)	—
Net change in securitized debt	2,320	(6,909)
Net cash used for financing activities	(114,579)	(257,960)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7,723)	(16,543)
Net change in cash, cash equivalents and restricted cash	(356,003)	45,012
Cash, cash equivalents and restricted cash, beginning of period(a)	1,329,653	981,381
Cash, cash equivalents and restricted cash, end of period(a)	$973,650	$1,026,393

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$2,213	$3,362

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at beginning of period	$852,033	$810,932
Restricted cash at beginning of period	477,620	170,449
Cash, cash equivalents and restricted cash at beginning of period	$1,329,653	$981,381

Cash and cash equivalents at end of period	$561,199	$861,188
Restricted cash at end of period	412,451	165,205
Cash, cash equivalents and restricted cash at end of period	$973,650	$1,026,393
See notes to unaudited condensed consolidated financial statements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for any future periods or the year ending December 31, 2021.
With the exception of the accounting policy over convertible debt, which was impacted by the early adoption of ASU 2020–06 effective January 1, 2021 (refer to Adoption of a New Accounting Standard later within this Note and Note 2, Recent Accounting Pronouncements), we have applied the same accounting policies in preparing these quarterly financial statements as we did in preparing our 2020 annual financial statements.
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
During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. These precautionary steps have largely remained in force through the first quarter of 2021 as the Company continues to closely track and assess the evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, have continued to impact the Company’s businesses during the three months ended March 31, 2021. The following describes these impacts by reportable segment:
Fleet Solutions — Volumes in the North American fleet and international portions of the business continue their recovery during the first quarter of 2021 while volumes in our over-the-road trucking business continue to maintain strong growth relative to the prior year comparable quarter.
Travel and Corporate Solutions — Of the Company’s segments, Travel and Corporate Solutions continues to be the most impacted by the pandemic and corresponding decline in worldwide travel and tourism. Purchase volume in the travel portion of the segment was significantly lower during the first quarter of 2021 as compared to the corresponding quarter of 2020, however, has increased significantly over the fourth quarter of 2020. The corporate payments portion of the segment has seen an increase in purchase volumes compared to the first quarter of 2020, which is largely attributable to the ongoing migration of businesses to virtual payments and increasing usage of our accounts payable products.
Health and Employee Benefit Solutions — Volume challenges were most felt during the second quarter of 2020 as a result of cardholders deferring non-essential medical treatments when U.S. lockdown restrictions were most severe. Purchase volumes continue to be impacted by the pandemic as deferral of discretionary healthcare spend persists.
The Company continued to evaluate the effects of COVID-19 on its goodwill and long-lived asset groups during the first quarter of 2021, and did not identify any triggering events that would require us to perform goodwill impairment or long-lived asset recoverability tests. The full impact of COVID-19 on the Company's business, operations and the global economy as a whole is unknown, and the duration and changing nature of the pandemic will require us to continually reassess the effects on the Company’s goodwill and long-lived asset groups each reporting period. Changes in our evaluation of economic conditions

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and expectations for the business could prompt goodwill impairment or long-lived asset recoverability tests, and potential impairment charges in the future.
Adoption of a New Accounting Standard

The Company early adopted ASU 2020-06 on January 1, 2021, utilizing the modified-retrospective approach, recognizing the cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This standard eliminates the bifurcation of the equity component associated with the cash conversion feature for convertible notes, which were previously recorded within equity. As a result of adoption, the convertible debt and its conversion feature are now accounted for as a single unit of account.
The following table illustrates the adoption impact of ASU 2020-06:

	January 1, 2021
(In thousands)	Prior to adoption	Impact of adoption	As reported
Long-term debt, net	$2,874,113	$52,115	$2,926,228
Deferred income taxes, net (within total liabilities)	$220,122	$(12,109)	$208,013
Additional paid-in capital	$872,711	$(41,982)	$830,729
Retained earnings	$1,286,976	$1,976	$1,288,952
The Company continues to apply the if-converted method to calculate the impact of the Convertible Notes on the diluted earnings per share as required by ASU 2020-06. See Note 6, Earnings per Share, for more information.
Allowance for Accounts Receivable
The allowance for accounts receivable consists primarily of reserves for credit losses, reflecting management’s current estimate of uncollectible balances on its accounts receivable. The reserve for expected credit losses includes both a quantitative and qualitative reserve component. The quantitative component is primarily calculated using an analytic model, which includes the consideration of historical loss experience and past events to calculate actual loss-rates at the portfolio level. It also includes reserves against specific customer account balances determined to be at risk for non-collection based on customer information including delinquency, changes in payment patterns and other information. The qualitative component is determined through analyzing recent trends in economic indicators and other current and forecasted information to determine whether loss-rates are expected to change significantly in comparison to historical loss-rates at the portfolio level. When such indicators are forecasted to trend a predetermined amount from the historical median, the Company qualitatively determines what impact, if any, the trends are expected to have on the reserve for expected credit losses. Economic indicators include consumer price indices, consumer spending and unemployment trends, among others.
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
•Travel and Corporate Solutions - The customer base is comprised of businesses operating in a wide range of industries including large online travel agencies. With the exception of the Noventis portfolio, which has minimal credit risk due to its business model and collection terms, and the eNett and Optal portfolio, which has minimal credit risk due to its prefunding model, associated credit losses are sporadic and closely correlate with trends in consumer metrics, including consumer spending and the consumer price index.
•Health and Employee Benefit Solutions - The customer base includes third-party administrators, individual employers and employees. The associated credit losses are generally low.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The allowance for accounts receivable also includes reserves for fraud losses and waived finance fees. Management regularly monitors known and suspected fraudulent activity, including pending fraud cases, customer-identified fraudulent activity and unconfirmed suspicious activity in order to make judgments as to probable fraud losses and determine the reserve. Waived finance fees are used to maintain customer goodwill and recorded against the late fee revenue recognized.
Off-Balance Sheet Arrangements
The Company has off-balance sheet commitments, in the form of extensions of credit to customers and accounts receivables factoring arrangements for the Company’s subsidiaries, WEX Europe Services and WEX Bank, that carry credit risk exposure. See Note 10, Off-Balance Sheet Arrangements, for the terms of the factoring arrangements.
The Company can generally adjust customers’ credit lines at its discretion at any time, and thus the unfunded portion of loan commitments is unconditionally cancellable and does not carry significant credit risk. As it relates to accounts receivables factoring arrangements, the Company does not maintain any beneficial interest in receivables sold, and does not maintain any credit risk on receivables sold below the credit limit. The amount by which factored receivables exceeded the credit limit was insignificant as of March 31, 2021 and 2020. Given the insignificance of credit risk related to off-balance sheet commitments, the Company has not established a liability for expected credit losses as of March 31, 2021.

2.	Recent Accounting Pronouncements
The following table provides a brief description of accounting pronouncements adopted during the three months ended March 31, 2021 and recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Three Months Ended March 31, 2021
ASU 2020–06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging –Contracts in Entity's Own Equity (Subtopic 815-40)	This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, this standard removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible debt instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.	The Company early adopted ASU 2020–06 effective January 1, 2021, using the modified-retrospective approach.
Refer to Note 1, Basis of Presentation, for a summary of the financial statement effects as a result of this ASU adoption. Additionally, interest expense related to the amortization of the debt discount on our Convertible Notes is expected to decline approximately $5.5 million during the year ending December 31, 2021 as a result of the adoption of this ASU.

Not Adopted as of March 31, 2021
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
The following tables disaggregate the Company’s consolidated revenue:

	Three Months Ended March 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	110,576	$57,248	$20,565	$188,389
Account servicing revenue	4,369	10,687	67,945	83,001
Other revenue	20,246	1,800	7,745	29,791
Total Topic 606 revenues	$135,191	$69,735	$96,255	$301,181
Non-Topic 606 revenues	108,646	907	23	109,576
Total revenues	$243,837	$70,642	$96,278	$410,757

	Three Months Ended March 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$113,323	$70,268	$20,446	$204,037
Account servicing revenue	4,371	11,063	63,569	79,003
Other revenue	21,288	771	9,023	31,082
Total Topic 606 revenues	$138,982	$82,102	$93,038	$314,122
Non-Topic 606 revenues	110,865	2,257	4,435	117,557
Total revenues	$249,847	$84,359	$97,473	$431,679

The vast majority of the above revenue relates to services transferred to the customer over time. Point-in-time revenue recognized was immaterial during the three months ended March 31, 2021 and 2020.

Contract Balances
The majority of the Company’s receivables, which are excluded from the table below, are either due from cardholders who have not been deemed the Company’s customer as it relates to interchange income or from revenues earned outside of the scope of Topic 606. The Company’s contract assets consist of upfront payments made to customers under long-term contracts and are recorded upon payment or when due. The resulting asset is amortized against revenue as the Company performs its obligations under these arrangements. The Company’s contract liabilities consist of customer payments received before the Company has satisfied the associated performance obligations and upfront payments due to the customer.
The following table provides information about these contract balances:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)
Contract balance	Location on the unaudited condensed consolidated balance sheets	March 31, 2021	December 31, 2020
Receivables	Accounts receivable, net	$45,294	$43,541
Contract assets	Prepaid expenses and other current assets	6,190	5,495
Contract assets	Other assets	22,471	19,927
Contract liabilities	Other current liabilities	7,511	8,530
Contract liabilities	Other liabilities	21,493	24,614
Refund liabilities	Accrued expenses	5,265	5,265
During the three months ended March 31, 2021, the Company recognized revenue of $2.7 million related to contract liabilities existing as of December 31, 2020.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of March 31, 2021 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2021	2022	2023	2024	2025	2026	Thereafter	Total
Minimum monthly fees[1]	$34,825	$30,741	$19,170	$7,807	$2,685	$40	$—	$95,268
Professional services[2]	2,614	132	—	—	—	—	—	2,746
Other[3]	3,815	3,464	3,145	3,410	3,741	3,928	4,124	25,627
Total remaining performance obligations	$41,254	$34,337	$22,315	$11,217	$6,426	$3,968	$4,124	$123,641
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
On January 24, 2020, the Company entered into a purchase agreement (the “Original Purchase Agreement”) to purchase eNett, a leading provider of B2B payment solutions to the travel industry, and Optal, a company that specializes in optimizing B2B payments transactions. The parties’ obligations to consummate the acquisition were subject to customary closing conditions, including the absence of a Material Adverse Effect (as defined in the Original Purchase Agreement between WEX, eNett and Optal, among others). The Company subsequently concluded that the COVID-19 pandemic and conditions arising in connection with it had a Material Adverse Effect on the businesses, which was disproportionate to the effect on others in the relevant industry. Because of this Material Adverse Effect, WEX formally advised eNett and Optal on May 4, 2020 that it was not required to close the transaction pursuant to the terms of the purchase agreement. On May 11, 2020, the shareholders of eNett and Optal each initiated separate legal proceedings in the High Court of Justice of England and Wales in the United Kingdom against the Company seeking a declaration that no Material Adverse Effect had occurred and an order for specific performance of WEX's obligations under the Original Purchase Agreement. A London court held a trial of certain preliminary issues from September 21, 2020 through September 29, 2020 and handed down its judgement on October 12, 2020. The Company and the claimants each sought permission to appeal certain portions of the Court’s judgment.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The closing of the acquisition occurred concurrent with the execution of the Settlement Deed on December 15, 2020. The Amended Purchase Agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million, subject to certain working capital and other adjustments as described in the Amended Purchase Agreement, which resulted in a total cash payment of $613.5 million, after a $1.9 million working capital adjustment received by the Company during the first quarter of 2021. The Company purchased these businesses to complement its existing Travel and Corporate Solutions segment and expand its international footprint.
The Company determined that the aggregate purchase price represents consideration paid for the businesses acquired and for the settlement of the legal proceedings described above. The preliminary fair value of the businesses acquired was estimated to be $415.0 million using a discounted cash flow analysis and guideline transaction method. Since the Company was not able to reliably estimate the fair value of the legal settlement, the residual value of $162.5 million has been allocated to the settlement of the legal proceedings, which was included in legal settlement expense during the fourth quarter of 2020.
This acquisition has been accounted for using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recognized at their respective fair values on the acquisition date. The table below summarizes the allocated fair values of the assets acquired and liabilities assumed on the acquisition date. These fair values may continue to be revised during the measurement period as third-party valuations on the intangible assets are finalized, further information becomes available and additional analyses are performed, and these adjustments could have a material impact on the purchase price allocation.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)	As Reported December 31, 2020	Measurement Period Adjustments	As Reported March 31, 2021
Cash consideration transferred, net of $232,155 in cash and restricted cash acquired	$383,204	$(1,909)	$381,295
Less: legal settlement	(162,500)	—	(162,500)
Total consideration, net	$220,704	$(1,909)	$218,795
Less:
Accounts receivable	14,449	—	14,449
Property and equipment	876	—	876
Customer relationships(a)(c)	79,923	(32,323)	47,600
Developed technologies(b)(c)	63,125	(56,825)	6,300
License agreements	4,208	(4,208)	—
Deferred income tax asset	9,424	—	9,424
Other assets	16,605	—	16,605
Accounts payable	(16,244)	—	(16,244)
Accrued expenses	(21,898)	—	(21,898)
Restricted cash payable	(186,956)	—	(186,956)
Deferred income tax liability	(20,152)	12,951	(7,201)
Other liabilities	(14,540)	3,552	(10,988)
Recorded goodwill	$291,884	$74,944	$366,828
(a) Weighted average life - 7.3 years.
(b) Weighted average life - 0.5 years.
(c) The weighted average life of the $53.9 million of amortizable intangible assets acquired in this business combination is 6.5 years.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

comparative purposes only, based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2019.
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended March 31, 2020
Total revenues	$452,421
Net loss attributable to shareholders	$(11,694)
Net loss attributable to shareholders per share:
Basic	$(0.27)
Diluted	$(0.27)

5.	Accounts Receivable
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
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $66.7 million and $60.2 million in receivables with revolving credit balances as of March 31, 2021 and December 31, 2020, respectively.
The following tables present changes in the accounts receivable allowances by portfolio segment:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	4,364	635	60	5,059
Charges to other accounts[2]	4,373	—	—	4,373
Charge-offs	(12,774)	(1,532)	(18)	(14,324)
Recoveries of amounts previously charged-off	1,516	6	—	1,522
Currency translation	(565)	(69)	—	(634)
Balance, end of period	$46,181	$8,650	$312	$55,143

	Three Months Ended March 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$50,010	$5,765	$8,076	$63,851
Provision for credit losses[1,3]	20,607	13,264	116	33,987
Charges to other accounts[2]	5,520	—	—	5,520
Charge-offs	(24,635)	(2,359)	—	(26,994)
Recoveries of amounts previously charged-off	1,810	27	—	1,837
Currency translation	(135)	(96)	(2,544)	(2,775)
Balance, end of period	$53,177	$16,601	$5,648	$75,426
1 The provision is comprised of estimated credit losses based on the Company’s loss-rate experience and adjustments required for forecasted credit loss information. The provision for credit losses reported within this table also includes the provision for fraud losses.
2 The Company earns revenue by assessing monthly finance fees on accounts with overdue balances. These fees are recognized as revenue at the time the fees are assessed. The finance fee is calculated using the greater of a minimum charge or a stated late fee rate multiplied by the outstanding balance that is subject to a late fee charge. On occasion, these fees are waived to maintain customer relationship goodwill. Charges to other accounts represents the offset against the late fee revenue recognized when the Company establishes a reserve for such waived amounts.
3 The provision for the three months ended March 31, 2020 reflects an increase in expected credit losses as a result of COVID-19.

Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively evaluated for impairment. No one customer receivable balance represented 10 percent or more of the outstanding receivables balance at March 31, 2021 or December 31, 2020. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	March 31, 2021	December 31, 2020
29 days or less past due	98%	97%
59 days or less past due	99%	98%

6.	Earnings per Share
Basic earnings per share is computed by dividing net (loss) income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares issuable on convertible securities under the “if converted” method unless the effect is anti-dilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net loss attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net loss attributable to shareholders	$(2,565)	$(16,256)

Weighted average common shares outstanding – Basic	44,343	43,416
Dilutive impact of share-based compensation awards[1]	—	—
Weighted average common shares outstanding – Diluted	44,343	43,416
1 Due to the Company’s net loss position for the three months ended March 31, 2021 and 2020, 1.0 million and 0.6 million incremental shares, respectively, are excluded from the table above as the effect of including those shares would be anti-dilutive.
It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company's common stock. Under the “if-converted” method, approximately 1.6 million shares of the Company's common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three months ended March 31, 2021 as the effect of including such shares would be anti-dilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
As of December 31, 2020, the Company had six interest rate swap contracts in effect with a collective notional amount at inception of $1.4 billion, with maturity dates ranging from December 31, 2021 to December 30, 2023, at interest rates between 0.743 percent and 2.413 percent. The Company did not cancel, modify or enter into any additional interest rate swap contracts during the three months ended March 31, 2021. As of March 31, 2021, outstanding interest rate swap contracts are intended to fix the future interest payments associated with $1.4 billion of the $2.3 billion of outstanding borrowings under the Company’s 2016 Credit Agreement.
The following table presents information on the location and amounts of interest rate swap gains and losses:

(In thousands)		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Statement of Operations	2021	2020
Interest rate swap agreements – unrealized portion	Net unrealized gain (loss) on financial instruments	$7,520	$(32,443)
Interest rate swap agreements – realized portion	Financing interest expense	$(5,457)	$(792)
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
The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	March 31, 2021	December 31, 2020
Interest-bearing brokered money market deposits[1]	$439,810	$439,894
Customer deposits	121,158	116,694
Certificates of deposit with maturities within 1 year[1,2]	482,488	354,807
Short-term deposits	1,043,457	911,395
Certificates of deposit with maturities greater than 1 year and less than 5 years[1,2]	118,591	148,591
Total deposits	$1,162,048	$1,059,986

Weighted average cost of funds on certificates of deposit outstanding	1.51%	1.81%
Weighted average cost of interest-bearing brokered money market deposits	0.24%	0.27%
1 As of March 31, 2021 and December 31, 2020, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Original maturities range from 9 months to 5 years, with coupon interest rates ranging from 0.18 percent to 3.52 percent as of March 31, 2021. At December 31, 2020, original maturities ranged from 1 year to 5 years with coupon interest rates ranging from 1.35 percent to 3.52 percent.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at March 31, 2021 and December 31, 2020.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at March 31, 2021 and December 31, 2020.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of March 31, 2021 and December 31, 2020.

(In thousands)	March 31, 2021	December 31, 2020
Tranche A term loan	861,295	873,777
Tranche B term loan	1,438,697	1,442,368
Term loans under 2016 Credit Agreement[1]	2,299,992	2,316,145
Notes outstanding	—	400,000
Convertible Notes[1]	310,000	310,000
Securitized debt[1]	86,496	85,945
Borrowed federal funds[1]	214,798	20,000
Total gross debt	$2,911,286	$3,132,090
1 See Note 12, Fair Value, for more information regarding the fair value of the Company’s debt.

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	March 31, 2021	December 31, 2020
Current portion of gross debt	$365,905	$170,556
Less: Unamortized debt issuance costs/debt discount	(11,607)	(17,826)
Short-term debt, net	$354,298	$152,730

Long-term portion of gross debt	$2,545,381	$2,961,534
Less: Unamortized debt issuance costs/debt discount	(37,070)	(87,421)
Long-term debt, net	$2,508,311	$2,874,113

Supplemental information under 2016 Credit Agreement:
Letters of credit(1)	$51,687	$51,628
Remaining borrowing capacity on revolving credit facility(2)	$818,313	$818,372
(1) Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
(2) Contingent on maintaining compliance with the financial covenants as defined in the Company’s 2016 Credit Agreement.
2016 Credit Agreement
On July 1, 2016, the Company entered into a credit agreement by and among the Company and certain of its subsidiaries from time to time party thereto, as borrowers, WEX Card Holding Australia Pty Ltd., as specified designated borrower, Bank of America, N.A. as administrative agent, swing line lender and letter of credit issuer and the lenders from time to time party thereto (the “2016 Credit Agreement”). As of March 31, 2021, the 2016 Credit Agreement, as amended through that date, provided for a senior secured tranche A term loan facility in an original principal amount of $1,030.0 million (the “Tranche A Term Loans”), a senior secured tranche B term loan facility in an original principal amount of $1,485.0 million (the “Tranche B Term Loans” and together with the Tranche A Term Loans, the “Term Loans”), and an $870.0 million secured revolving credit facility (the “Revolving Credit Facility”), with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans. As of March 31, 2021, the Company had an outstanding principal amount of $861.3 million on the Tranche A Term Loans, an outstanding principal amount of $1.44 billion on the Tranche B Term Loans and outstanding letters of credit of $51.7 million drawn against the Revolving Credit Facility.
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus a margin equal to 1.25 percent for base rate loans and 2.25 percent for eurocurrency loans. As of both March 31, 2021 and December 31, 2020, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent. The Company maintains interest rate swap agreements to manage the interest rate risk associated with its outstanding variable-interest rate borrowings under the 2016 Credit Agreement. See

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Note 7, Derivative Instruments, for further discussion. In addition, the Company has agreed to pay a quarterly commitment fee at a rate per annum ranging, as of March 31, 2021, from 0.30% to 0.50% of the daily unused portion of the Revolving Credit Facility (which was 0.40% at both March 31, 2021 and December 31, 2020) determined based on the Company’s consolidated leverage ratio. As of March 31, 2021, the Revolving Credit Facility and the Tranche A Term Loans mature (and the commitments under the Revolving Credit Facility terminate) on July 1, 2023 and the Tranche B Term Loans mature on May 17, 2026.
On April 1, 2021, the Company amended and restated the Company’s 2016 Credit Agreement, which among other things, extended the maturity date for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the Tranche B Term Loans to April 1, 2028, increased commitments under the Revolving Credit Facility by $60.0 million and provided additional Tranche A Term Loans in the principal amount of approximately $117.1 million. See Note 19, Subsequent Events, for further information regarding changes to the 2016 Credit Agreement as a result of the amendment and restatement.
Debt issuance costs incurred and capitalized in conjunction with the 2016 Credit Agreement and its amendments are being amortized into interest expense over the 2016 Credit Agreement’s term using the effective interest method.
Debt Covenants
As more fully described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020, the 2016 Credit Agreement contains various affirmative, negative and financial maintenance covenants affecting the Company and its subsidiaries including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries. As of March 31, 2021, the Company was in compliance with all material covenants of its 2016 Credit Agreement.
Notes Outstanding
On March 15, 2021, the Company redeemed its $400.0 million of Notes outstanding, which were otherwise scheduled to mature on February 1, 2023. The redemption price of the Notes was $400.0 million plus accrued and unpaid interest through the redemption date. Prior to redemption, interest was payable semiannually in arrears on February 1 and August 1 of each year. Unamortized debt issuance costs previously incurred and capitalized in conjunction with the Notes were accelerated as of the redemption date and amortized in full to interest expense of $1.4 million during the three months ended March 31, 2021.
Convertible Notes

Pursuant to a purchase agreement dated June 29, 2020, on July 1, 2020, the Company closed on a private placement with an affiliate of Warburg Pincus LLC (together with its affiliate, "Warburg Pincus"), pursuant to which the Company issued the Convertible Notes due on July 15, 2027 in an aggregate principal amount of $310.0 million and 577,254 shares of the Company's common stock for an aggregate purchase price of $389.2 million, of which $90.0 million constituted the purchase price for the shares, reflecting a purchase price of $155.91 per share.
The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term maturing July 15, 2027, unless earlier converted, repurchased or redeemed. Interest is calculated at a fixed rate of 6.5% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, with the initial interest payment of $10.9 million paid in cash on January 15, 2021. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date.
In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105% of the outstanding principal amount of the Convertible Notes, plus the present value of future interest payments through the date of maturity. There were no shares issued upon conversion, exercise or satisfaction of required conditions under these Convertible Notes during the three months ended March 31, 2021.
At inception, the $389.2 million of proceeds from this private placement was allocated on a relative fair value basis, with $94.0 million allocated to the sale of the Company's common stock and $295.2 million to the Convertible Notes. As the Convertible Notes permit the Company to settle the conversion in cash, pursuant to ASC 470-20, the proceeds attributed to the Convertible Notes were further allocated between a liability and equity component. The Company estimated the fair value of the liability component of the Convertible Notes using observable inputs based on the present value of cash flows using the interest rate of a hypothetical debt instrument with a similar tenor without a conversion feature and utilizing a combination of a binomial lattice-based model and a discounted cash flow model that includes assumptions such as implied credit spread, expected volatility, and the risk-free rate for notes with a similar term. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the total proceeds allocated to the Convertible Notes.

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

Based on this, the Convertible Notes were recorded at a debt discount with an initial carrying value of $237.5 million, with the residual $54.7 million recognized within additional paid-in capital on the Company's condensed consolidated balance sheet as of December 31, 2020. Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified-retrospective approach under which separation of the conversion feature into an equity component is no longer required. See Note 1, Basis of Presentation, for more information. As of March 31, 2021, the Convertible Notes and its conversion feature are accounted for as a single unit of account, with an effective interest rate of 7.5%.

Based on the closing price of the Company's common stock as of March 31, 2021, the “if-converted” value of the Convertible Notes exceeds its principal amount by $14.3 million.
The Convertible Notes consist of the following:

(In thousands)	March 31, 2021	December 31, 2020
Principal	$310,000	$310,000
Less: Unamortized discounts	(14,164)	(66,755)
Less: Unamortized issuance cost	(2,281)	(2,358)
Net carrying amount of Convertible Notes[1]	$293,555	$240,887

Equity component[2]	$—	$54,689
1 Recorded within long-term debt, net on our condensed consolidated balance sheet.
2 Represents the proceeds allocated to the conversion option, or debt discount, recorded within additional paid-in capital on the condensed consolidated balance sheet through December 31, 2020. Additional paid-in capital on the condensed consolidated balance sheet through December 31, 2020 was further reduced by $0.6 million of issuance costs and $13.6 million in taxes associated with the equity component. Effective January 1, 2021, the Convertible Notes and its conversion option were accounted for as a single unit of account.
The following table sets forth total interest expense recognized for the Convertible Notes:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)	Three Months Ended March 31, 2021
Interest on 6.5% coupon	$5,038
Amortization of debt discount and debt issuance costs	553
$5,591
Australian Securitization Facility
In March 2021, the Company extended its securitized debt agreement with MUFG Bank, Ltd., through April 2022. Under the terms of the agreement, each month on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary, which in turn uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”). The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.96 percent and 0.97 percent as of March 31, 2021 and December 31, 2020, respectively. The Company had $62.1 million and $62.6 million of securitized debt under this facility as of March 31, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.
European Securitization Facility
Under the terms of the Company’s securitized debt agreement with MUFG Bank, Ltd., each month on a revolving basis, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary, which in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. Subsequent to March 31, 2021, the securitized debt agreement was amended to extend the maturity date through April 2022.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Sterling Overnight Index Average, (“SONIA”) plus an applicable margin. The interest rate was 0.94 percent and 0.98 percent as of March 31, 2021 and December 31, 2020, respectively. The Company had $24.3 million and $23.4 million of securitized debt under this facility as of March 31, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
As of March 31, 2021 and December 31, 2020 the Company had an outstanding participation agreement for the borrowing of up to $60.0 million through December 31, 2021. There were no amounts borrowed against this participation agreement as of March 31, 2021 or December 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $436.0 million and $376.0 million as of March 31, 2021 and December 31, 2020, respectively. There were $214.8 million of outstanding borrowings as of March 31, 2021 and $20.0 million of outstanding borrowings as of December 31, 2020. The average interest rate on borrowed federal funds was 0.10 percent for the three months ended March 31, 2021 and 1.01 percent for the year ended December 31, 2020.
Other
As of March 31, 2021, WEX Bank pledged $342.3 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $200.0 million as of March 31, 2021 and $188.4 million as of December 31, 2020. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of March 31, 2021 and December 31, 2020.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Off–Balance Sheet Arrangements
WEX Europe Services Accounts Receivable Factoring
Under a factoring arrangement between WEX Europe Services and an unrelated third-party financial institution, the Company sells customer accounts receivable balances without recourse to the extent that the customer balances are maintained at or below the credit limit established by the buyer. The agreement remains in effect through December 31, 2021, after which the agreement automatically renews annually unless either party gives not less than 90 days written notice of their intention to withdraw. If customer receivable balances exceed the buyer’s credit limit, the Company maintains the risk of default. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Europe Services bankruptcy or receivership under local law and creates a sale of receivables for amounts transferred both below and above the established credit limits. The Company continues to service these receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as sales and are accounted for as reductions in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $119.0 million and $128.8 million of accounts receivable under this arrangement during the three months ended March 31, 2021 and 2020, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, recorded within cost of services, was insignificant for each of the three months ended March 31, 2021 and 2020. As of each of March 31, 2021 and December 31, 2020, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during each of the three months ended March 31, 2021 and March 31, 2020 were insignificant.
WEX Bank Accounts Receivable Factoring
Under a factoring agreement with an unrelated third-party financial institution, WEX Bank sells certain of its trade accounts receivable under non-recourse transactions. The agreement extends through August 2021, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $0.2 billion and $2.8 billion of trade accounts receivable under this arrangement during the three months ended March 31, 2021 and 2020, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the unaudited condensed consolidated statements of operations, was insignificant for each of the three months ended March 31, 2021 and March 31, 2020.
WEX Latin America Securitization of Receivables
Prior to the sale of WEX Latin America on September 30, 2020, the Company transferred certain unsecured receivables associated with its salary advance payment card product to an investment fund in which WEX Latin America held a non-controlling equity interest, and that was managed by an unrelated third-party. The securitization arrangement met the derecognition conditions under GAAP and transfers under this arrangement were treated as sales and were accounted for as a reduction in trade receivables. During the three months ended March 31, 2020, the Company recognized a $3.7 million gain on the sale of $18.2 million of receivables. The gain recognized consists of the difference between the sales price and the carrying value of the receivables and is recorded within other revenue. Cash proceeds from the transfer of these receivables are recorded within operating activities in the condensed consolidated statements of cash flows.

11.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within net unrealized loss on financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020. The Company’s debt securities, and any changes in their fair values, are not material

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

individually or in the aggregate as of March 31, 2021 and December 31, 2020. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 12, Fair Value, for further information.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial instruments that are measured at fair value on a recurring basis:

(In thousands)	Fair Value Hierarchy	March 31, 2021	December 31, 2020
Financial Assets:
Money market mutual funds[1]	1	$76,167	$335,449
Investment securities
Municipal bonds	2	$144	$197
Asset-backed securities	2	201	210
Mortgage-backed securities	2	149	138
Pooled investment fund measured at NAV[2]		9,000	9,000
Fixed-income mutual fund	1	27,338	27,728
Total investment securities		$36,832	$37,273
Executive deferred compensation plan trust[3]	1	$11,022	$9,586

Liabilities
Interest rate swaps[4]	2	$37,418	$44,938
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At March 31, 2021, $1.0 million and $10.0 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2020, $0.9 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At March 31, 2021, $20.9 million and $16.5 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2020, $22.0 million and $22.9 million in fair value is recorded within other current liabilities and other liabilities, respectively.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of March 31, 2021	$9,000	—	Monthly	30 days
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company had no assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2021.
Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
2016 Credit Agreement
The Company determines the fair value of the amount outstanding under its 2016 Credit Agreement based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of each of March 31, 2021 and December 31, 2020, the carrying value of the 2016 Credit Agreement, including both the Tranche A Term Loans and Tranche B Term Loans, approximated fair value.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the fair value of our Convertible Notes was $408.1 million and $405.6 million, respectively.
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
The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2021	2020
Balance at December 31	117,219	$156,879
Net income attributable to redeemable non-controlling interest	353	142
Change in value of redeemable non-controlling interest	25,044	2,624
Balance at March 31	$142,616	$159,645

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Income Taxes
The Company’s effective tax rate was (7.8) percent and 31.7 percent for the three months ended March 31, 2021 and 2020, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant decrease in the Company’s tax rate was primarily due to the increase in excess tax benefits related to stock-based compensation, and jurisdictional earnings mix.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $81.8 million and $58.5 million at March 31, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.

15.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program. As of March 31, 2021, the restructuring initiative consisted of employee separation costs within the Travel and Corporate Solutions segment, which the Company has determined are probable and reasonably estimable. As such, the Company has recorded charges incurred under this initiative of $5.4 million as of March 31, 2021 within general and administrative expenses on the unaudited condensed consolidated statements of operations and within accrued expenses on the unaudited condensed consolidated balance sheets. Based on current plans, which are subject to change, the amount of additional restructuring costs that the Company expects to incur under this initiative could be material.
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million during the three months ended March 31, 2021 as a result of lower volumes resulting from COVID-19.
Other Commitments
Other significant commitments and contingencies as of March 31, 2021 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2020.

16.	Stock–Based Compensation
The Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards under its stockholder-approved WEX Inc. 2019 Equity and Incentive Plan (the “Plan”) to certain employees and directors. The fair value of restricted stock units, DSUs and performance-based restricted stock units, excluding awards that include a TSR provision, is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of awards with market-based performance conditions, including those with TSR provisions, is estimated on the grant date using a Monte-Carlo simulation pricing model.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock-based compensation expense was $17.9 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.

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
•Health and Employee Benefit Solutions provides healthcare payment products and SaaS consumer-directed platforms. Prior to the sale of WEX Latin America in September 2020, this operating segment additionally provided payroll related benefits to customers.
The following tables present the Company’s reportable segment revenues:

	Three Months Ended March 31, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$110,576	$57,248	$20,565	$188,389
Account servicing revenue	39,991	10,687	67,945	118,623
Finance fee revenue	51,840	294	19	52,153
Other revenue	41,430	2,413	7,749	51,592
Total revenues	$243,837	$70,642	$96,278	$410,757

Interest income	$311	$8	$4	$323

	Three Months Ended March 31, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$113,323	$70,268	$20,446	$204,037
Account servicing revenue	39,208	11,063	63,569	113,840
Finance fee revenue	55,342	535	50	55,927
Other revenue	41,974	2,493	13,408	57,875
Total revenues	$249,847	$84,359	$97,473	$431,679

Interest income	$1,266	$225	$419	$1,910

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related expenses (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) other costs; (iv) debt restructuring costs; and (v) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments.
The following table reconciles total segment adjusted operating income to (loss) income before income taxes:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
Segment adjusted operating income
Fleet Solutions	$118,258	$104,608
Travel and Corporate Solutions	7,015	21,915
Health and Employee Benefit Solutions	30,544	29,467
Total segment adjusted operating income	$155,817	$155,990

Reconciliation:
Total segment adjusted operating income	$155,817	$155,990
Less:
Unallocated corporate expenses	16,209	16,543
Acquisition-related intangible amortization	42,454	42,538
Other acquisition and divestiture related items	14,796	7,942
Debt restructuring costs	637	78
Stock-based compensation	18,943	11,820
Other costs	12,237	2,240
Operating income	50,541	74,829
Financing interest expense	(33,284)	(32,031)
Net foreign currency loss	(2,755)	(28,727)
Net unrealized gain (loss) on financial instruments	7,033	(32,047)
Income (loss) before income taxes	$21,535	$(17,976)

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
March 31, 2021
Total Capital to risk-weighted assets	$308,262	12.80%	$192,694	8.00%	$240,867	10.00%
Tier 1 Capital to average assets	$286,352	11.61%	$98,663	4.00%	$123,328	5.00%
Common equity to risk-weighted assets	$286,352	11.89%	$108,390	4.50%	$156,564	6.50%
Tier 1 Capital to risk-weighted assets	$286,352	11.89%	$144,520	6.00%	$192,694	8.00%
December 31, 2020
Total Capital to risk-weighted assets	$299,136	15.04%	$159,148	8.00%	$198,935	10.00%
Tier 1 Capital to average assets	$287,570	12.71%	$90,514	4.00%	$113,143	5.00%
Common equity to risk-weighted assets	$287,570	14.46%	$89,521	4.50%	$129,308	6.50%
Tier 1 Capital to risk-weighted assets	$287,570	14.46%	$119,361	6.00%	$159,148	8.00%

19.	Subsequent Events

On April 1, 2021, the Company completed its previously announced acquisition of certain health savings account assets of Bell Bank’s Healthcare Bank division, the custodian bank for customers of the U.S. Health business. On closing, the Company paid Bell Bank initial cash consideration of $200 million. Pursuant to the purchase agreement, the Company will make two additional deferred cash payments of $25 million in July 2023 and January 2024. The agreement also includes potential additional consideration payable over the ten years subsequent to the closing date that is contingent on, and calculated based on, any future increases in the Federal Funds rate. Potential additional consideration may not exceed $225 million in the aggregate over the ten year period. The Company is currently evaluating the impact that this asset acquisition will have on its financial position and results of operations.

On April 1, 2021, the Company amended and restated the 2016 Credit Agreement. As part of the amended and restated credit agreement, the lenders have agreed to (i) increase commitments under the Company’s Revolving Credit Facility from $870 million to $930 million, (ii) provide additional Tranche A Term Loans in the principal amount of approximately $117 million, resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978 million, (iii) re-establish the Tranche B Term Loans’ aggregate principal at $1,442 million, (iv) eliminate the 0.75% eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio for all future quarters, including a reduction from 7.50 to 6.25 to 1:00 for the quarter ended March 31, 2021 with step-downs in future periods. As of the closing date, the applicable interest rate margin for the Revolving Credit Facility and the Tranche A Term Loans is 1.00% for base rate borrowings and 2.00% for all other all borrowings, including eurocurrency rate loans. Such rates become variable thereafter based on the results of the Company’s consolidated leverage ratio. The applicable interest rate margin for the Tranche B Term Loans is fixed at 1.25% for base rate borrowings and 2.25% with respect to eurocurrency rate loans. In connection with this amended and restated agreement, the Company paid certain customary fees and expenses to the joint lead arrangers, joint bookrunners and documentation agents, and reimbursed fees and expenses of Bank of America, N.A. in its capacity as administrative agent. The Company is evaluating whether to account for this amended and restated Credit Facility as a modification or extinguishment for each member of the loan syndicate.
On April 13, 2021, the Company entered into and consummated a share purchase agreement whereby the Company acquired the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of €81.5 million (equivalent of approximately $97 million as of the date of sale). As a result of the transaction, the Company now owns 100% of the issued ordinary share capital of WEX Europe Services, which operates part of our fleet business in the United Kingdom and Europe.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On April 14, 2021, the Company announced the signing of a definitive agreement to acquire benefitexpress, a leading provider of highly configurable, cloud-based benefits administration technologies and services. It is expected that this acquisition will extend the U.S. Health business’ products and services across the full end-to-end needs of employer clients and accelerate opportunities for WEX within the public sector. Pursuant to the terms of the agreement, the Company’s subsidiary, WEX Health, will acquire benefitexpress for total consideration of approximately $275 million, subject to certain working capital and other adjustments. The transaction is expected to be completed in the second quarter of 2021, subject to regulatory approvals and other customary closing conditions.

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
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2020, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021, and in conjunction with the unaudited condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is a leading financial technology service provider having simplified the complexities of payment systems across continents and industries. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. The Travel and Corporate Solutions segment focuses on the complex payment environment of B2B payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. As of March 31, 2021, the Health and Employee Benefit Solutions segment generated a substantial majority of its revenues through the provision of consumer-directed healthcare payment products and processing to approximately 15.5 million billing accounts through our U.S. SaaS platforms and reaching an estimated 34.3 million U.S. consumers. We have relationships with approximately 240,000 employers as of March 31, 2021.
Summary
COVID-19 Pandemic Response and Impact
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020.
During the first quarter of 2020, the Company took a number of precautionary steps to safeguard its business and employees from the effects of COVID-19 including restricting business travel, temporarily closing offices and canceling participation in various industry events. These precautionary steps have largely remained in force through the first quarter of 2021 as the Company continues to closely track and assess the evolving effect of the pandemic. The Company is actively managing its responses in collaboration with its employees, customers and suppliers.
The spread of COVID-19, and conditions arising in connection with it, including restrictions on businesses and individuals and wider changes in business and customer behavior, have continued to impact the Company’s businesses during the three months ended March 31, 2021. The following describes these impacts by reportable segment:
Fleet Solutions — Volumes in the North American fleet and international portions of the business continue their recovery during the first quarter of 2021 while volumes in our over-the-road trucking business continue to maintain strong growth relative to prior year comparable quarter.
Travel and Corporate Solutions — Of the Company’s segments, Travel and Corporate Solutions continues to be the most impacted by the pandemic and corresponding decline in worldwide travel and tourism. Purchase volume in the travel portion of the segment is significantly lower during the first quarter of 2021 as compared to the corresponding quarter of 2020, however, has increased significantly over the fourth quarter of 2020. The corporate payments portion of the segment has seen an increase in purchase volumes compared to the first quarter of 2020, which is largely attributable to the ongoing migration of businesses to virtual payments and increasing usage of our accounts payable products.
Health and Employee Benefit Solutions — Volume challenges were most felt during the second quarter of 2020 as a result of cardholders deferring non-essential medical treatments when U.S. lockdown restrictions were most severe. Purchase volumes continue to be impacted by the pandemic as deferral of discretionary healthcare spend persists.
Notes Redemption
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2020, on February 11, 2021, the Company provided irrevocable notice to The Bank of New York Mellon Trust Company, N.A., of its intent to redeem its outstanding $400 million 4.75% senior secured notes due February 1, 2023. On March 15, 2021, the Company redeemed such senior secured notes outstanding for a redemption price of $400 million plus accrued and unpaid interest through the redemption date.
Recent Events
2016 Credit Agreement
On April 1, 2021, the Company amended and restated the 2016 Credit Agreement. For further information regarding this amendment and restatement refer to the following Liquidity and Capital Resources section of this MD&A and Part I – Item 1 – Note 19, Subsequent Events to the unaudited condensed consolidated financial statements of this Form 10-Q.
HSA Purchase Agreement
As disclosed in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020, on February 11, 2021, the Company entered into an asset purchase agreement with Bell Bank to acquire certain HSA assets, including the custodial rights for certain HSAs from Bell Bank's HealthcareBank division, the custodian bank for customers of the U.S. Health business. The transaction closed on April 1, 2021. Pursuant to the purchase agreement, the Company paid Bell Bank initial cash consideration of approximately $200 million, and will make two additional deferred cash payments of $25 million in July 2023 and January 2024. The agreement also includes potential additional consideration payable, over the ten years subsequent to the closing date, that is contingent on, and calculated based on, any future increases in the Federal Funds rate. Potential additional consideration may not exceed $225 million in the aggregate over the ten-year period.
Acquisition of remaining interest in WEX Europe Services
On April 13, 2021, the Company entered into and consummated a share purchase agreement with Radius Payment Solutions Limited whereby the Company acquired the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of €81.5 million (equivalent of approximately $97.1 million as of the date of sale). As a result of the transaction, the Company now owns 100% of the issued ordinary share capital of WEX Europe Services, which is a holding company for part of our fleet business in the United Kingdom and Europe and was originally acquired from ExxonMobil in December 2014.
Entry into Definitive Agreement to Acquire benefitexpress
On April 14, 2021, the Company announced the signing of a definitive agreement to acquire benefitexpress, a leading provider of highly configurable, cloud-based benefits administration technologies and services. It is expected that this acquisition will extend the U.S. Health business’ products and services across the full end-to-end needs of employer clients and accelerate opportunities for WEX within the public sector. Pursuant to the terms of the agreement, the Company’s subsidiary, WEX Health, will acquire benefitexpress for total consideration of approximately $275 million, subject to certain working capital and other adjustments. The transaction is expected to be completed in the second quarter of 2021, subject to regulatory approvals and other customary closing conditions.

.

Key Performance Indicators
Below are key metrics from the first quarter of 2021:

			Increase (Decrease)
	Q1 2021	Q1 2020	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	146.4	150.7	(4.3)	(2.9)%
Payment processing transactions (in millions)	118.4	121.6	(3.2)	(2.6)%
Average vehicles serviced (in millions)	15.8	15.1	0.7	4.4%
Average US fuel price (US$ / gallon)	$2.72	$2.57	$0.15	5.8%
Travel and Corporate Solutions
Payment solutions purchase volume (in millions)	$6,107.7	$8,041.1	$(1,933.4)	(24.0)%
Health and Employee Benefit Solutions
Average number of U.S. SaaS accounts (in millions)	15.5	14.5	1.0	6.9%
Fleet Solutions
•Fuel transactions processed decreased approximately 3 percent from the first quarter of 2020 to 146.4 million for the first quarter of 2021.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, are down approximately 3 percent as compared to the same period last year.
•Average number of vehicles serviced increased approximately 4 percent from the first quarter of 2020 to approximately 15.8 million for the first quarter of 2021 primarily related to growth in our North American customer base.
•The average U.S. fuel price per gallon during the first quarter of 2021 was $2.72, an approximate 6 percent increase from the same period last year.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $6.1 billion for the first quarter of 2021, representing a decrease of 24 percent from the same period last year, driven primarily by the decline in worldwide travel and tourism as a result of the COVID-19 pandemic. This decrease was partly offset by improved non-travel volumes.
Health and Employee Benefit Solutions
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.0 million for the first quarter of 2021, a 7 percent increase from the same period in the prior year.
Results of Operations
The Company does not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial instruments, income taxes and adjustments attributable to non-controlling interests to our operating segments, as management believes these items are unpredictable and can obscure a segment’s operating trends and results. In addition, the Company does not allocate certain corporate expenses to our operating segments, as these items are centrally controlled and are not directly attributable to any reportable segment.
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
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands, except per gallon data)	2021	2020	Amount	Percent
Revenues(a)
Payment processing revenue	$110,576	$113,323	$(2,747)	(2)%
Account servicing revenue	39,991	39,208	783	2%
Finance fee revenue	51,840	55,342	(3,502)	(6)%
Other revenue	41,430	41,974	(544)	(1)%
Total revenues	$243,837	$249,847	$(6,010)	(2)%

Key operating statistics
Payment processing revenue:
Payment processing transactions(b)	118,389	121,591	(3,202)	(3)%
Payment processing fuel spend(c)	$9,176,960	$8,412,642	$764,318	9%
Average price per gallon of fuel – Domestic – ($USD/gal)	$2.72	$2.57	$0.15	6%
Net payment processing rate(d)	1.20%	1.35%	(0.15)%	(11)%

(a) The impact of foreign currency exchange rate fluctuations on Fleet Solutions increased revenue by $3.6 million in the first quarter of 2021 compared to the same period in the prior year.
(b) Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
(c) Payment processing fuel spend represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.
(d) Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees.

Fleet Solutions revenue decreased $6.0 million for the first quarter of 2021 as compared to the same period in the prior year. Revenues have been unfavorably impacted by lower North American customer payment delinquencies and a decline in our payment processing rate resulting from continued customer mix shift to larger over-the-road fleets. Additionally, less favorable fuel spreads in Europe as compared to the comparable quarter in 2020 were partially offset by higher domestic fuel prices.

Finance fee revenue is comprised of the following components:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Finance income	$41,150	$46,740	$(5,590)	(12)%
Factoring fee revenue	10,690	8,602	2,088	24%
Finance fee revenue	$51,840	$55,342	$(3,502)	(6)%
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
Finance income decreased $5.6 million for the first quarter of 2021 as compared to the same period in the prior year. The income reduction for the three months ended March 31, 2021 is due to a reduction in balances and lower customer delinquencies. During both the three months ended March 31, 2021 and March 31, 2020, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 6.0 percent and 5.5 percent for the three months ended March 31, 2021 and 2020, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three months ended March 31, 2021 and 2020.
The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $2.1 million for the first quarter of 2021, as compared with the same period in the prior year as a result of an increase in purchase volumes.
Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$52,192	$50,336	$1,856	4%
Service fees	$1,728	$1,841	$(113)	(6)%
Provision for credit losses	$4,364	$20,607	$(16,243)	(79)%
Operating interest	$2,109	$6,178	$(4,069)	(66)%
Depreciation and amortization	$12,715	$12,058	$657	5%

Other operating expenses
General and administrative	$20,502	$21,467	$(965)	(4)%
Sales and marketing	$41,025	$41,310	$(285)	(1)%
Depreciation and amortization	$19,585	$22,377	$(2,792)	(12)%

Operating income	$89,617	$73,673	$15,944	22%

Cost of services
Processing costs increased by $1.9 million for the first quarter of 2021, as compared with the same period in the prior year. Such increase is primarily due to higher personnel related costs.
Service fees for the three months ended March 31, 2021 were generally consistent with the same period in the prior year.
Provision for credit losses decreased by $16.2 million for the first quarter of 2021 as compared to the same period in the prior year. The adoption of the new credit loss accounting standard during the first quarter of 2020, coupled with an increase during that quarter in expected credit losses as a result of COVID-19, resulted in a higher provision for credit losses in the prior year. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some fleet customers due to decreased transportation activity as a result of the COVID-19 pandemic. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 6.2 basis points of fuel expenditures for the first quarter of 2021 as compared to 23.6 basis points of fuel expenditures for the same period in the prior year.
Operating interest decreased $4.1 million for the first quarter of 2021 as compared to the same period in the prior year. The decrease during the first quarter was due to lower interest rates and a decrease in deposits.
Depreciation and amortization remained relatively consistent for the first quarter of 2021, as compared with the same period in the prior year.
Other operating expenses
General and administrative expenses decreased $1.0 million for the first quarter of 2021 as compared to the same period in the prior year, due primarily to a reduction in Go Fuel Card acquisition integration costs, partially offset by increased compensation costs.
Sales and marketing expenses remained relatively consistent for the first quarter of 2021, as compared with the same period in the prior year.
Depreciation and amortization decreased $2.8 million for the first quarter of 2021 as compared to the same period in the prior year. The decrease for the first quarter of 2021 was due primarily to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.
Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Revenues(a)
Payment processing revenue	$57,248	$70,268	$(13,020)	(19)%
Account servicing revenue	10,687	11,063	(376)	(3)%
Finance fee revenue	294	535	(241)	(45)%
Other revenue	2,413	2,493	(80)	(3)%
Total revenues	$70,642	$84,359	$(13,717)	(16)%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(1)	$6,107,675	$8,041,112	$(1,933,437)	(24)%

(a) Foreign currency exchange rate fluctuations had an insignificant impact on Travel and Corporate Solutions revenues during each of the three months ended March 31, 2021 and 2020.
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
Travel and Corporate Solutions revenue decreased $13.7 million for the first quarter of 2021 as compared to the same period in the prior year, primarily due to the impact of the pandemic on travel volumes, partially offset by additional revenues attributable to the acquisition of eNett and Optal. Unfavorability in travel was partly offset by increased purchase volumes in our corporate payments business, which resulted in 20 percent revenue growth relative to the prior year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three months ended March 31, 2021.
Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$16,821	$14,845	$1,976	13%
Service fees	$3,864	$5,883	$(2,019)	(34)%
Provision for credit losses	$635	$13,264	$(12,629)	(95)%
Operating interest	$515	$2,156	$(1,641)	(76)%
Depreciation and amortization	$7,611	$3,960	$3,651	92%

Other operating expenses
General and administrative	$31,567	$7,373	$24,194	328%
Sales and marketing	$28,983	$18,239	$10,744	59%
Depreciation and amortization	$6,466	$6,664	$(198)	(3)%

Operating (loss) income	$(25,820)	$11,975	$(37,795)	(316)%
Cost of services
Processing costs for the three months ended March 31, 2021 increased $2.0 million from the same period in the prior year as a result of the acquisition of eNett and Optal.
Service fees for the three months ended March 31, 2021 have decreased $2.0 million from the same period in the prior year due primarily to a renegotiated contract with one of our vendors and the conversion of travel and corporate payments purchase volume to an internal transaction processing platform, partially offset by increased service fees as a result of the acquisition of eNett and Optal.
Provision for credit losses decreased $12.6 million for the first quarter of 2021 from the same period in the prior year. This decrease is substantially due to an overall reduction in volumes as a result of the pandemic and a reduction in the provision associated with the Company's former WEX Latin America business. The provision reflects the Company’s best estimate for losses that it expects to incur based on the current level of accounts receivable and the anticipated payment difficulty for some online travel agency customers due to reduced travel as a result of the COVID-19 pandemic. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected credit losses.
Operating interest expense decreased $1.6 million for the first quarter of 2021 as compared to the same period in the prior year, as a result of lower interest rates and lower overall deposit balances.
Depreciation and amortization expenses for the three months ended March 31, 2021 increased by $3.7 million as compared to the same period in the prior year due primarily to the acquisition of eNett and Optal.
Other operating expenses
General and administrative expenses for the first quarter of 2021 increased by $24.2 million. The increase was primarily due to a vendor contract termination payment and integration costs related to the acquisition of eNett and Optal.

Sales and marketing expenses increased for the first quarter of 2021 by $10.7 million as compared to the same period in the prior year. This increase was primarily due to higher relative commission payments associated with corporate payments volumes and the acquisition of eNett and Optal.
Depreciation and amortization expenses during the first quarter of 2021 remained consistent with the same period in the prior year.
Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Revenues(1)
Payment processing revenue	$20,565	$20,446	$119	1%
Account servicing revenue	67,945	63,569	4,376	7%
Finance fee revenue	19	50	(31)	(62)%
Other revenue	7,749	13,408	(5,659)	(42)%
Total revenues	$96,278	$97,473	$(1,195)	(1)%

Key operating statistics
Payment processing revenue:
Purchase volume(2)	$1,484,226	$1,592,313	$(108,087)	(7)%
Account servicing revenue:
Average number of SaaS accounts(3)	15,513	14,458	1,055	7%

(1) Foreign currency exchange rate fluctuations had an insignificant impact on Health and Employee Benefits Solutions revenue during the three months ended March 31, 2021 and 2020.
(2) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(3) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S.
Payment processing revenue remained consistent during the first quarter of 2021 with the same period in the prior year. Individual cardholder spend continues to be impacted by the deferral of discretionary health care spending due to the pandemic, however, increases in participants fully offset those unfavorable impacts.
Account servicing revenue increased $4.4 million for the first quarter of 2021 as compared to the same period in the prior year. The first quarter growth is primarily due to a higher number of participants using our SaaS healthcare technology platform.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for each of the three months ended March 31, 2021 and 2020.
Other revenue decreased $5.7 million for the first quarter of 2021 as compared to the same period in the prior year. The decrease for the first quarter of 2021 was due to lower revenues associated with the Company's former WEX Latin America business, which was sold during the third quarter of 2020, and lower U.S. Health professional services revenue.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Cost of services
Processing costs	$40,749	$39,736	$1,013	3%
Service fees	$5,554	$6,030	$(476)	(8)%
Provision for credit losses	$60	$116	$(56)	(48)%
Operating interest	$—	$51	$(51)	(100)%
Depreciation and amortization	$8,868	$8,771	$97	1%

Other operating expenses
General and administrative	$7,375	$9,076	$(1,701)	(19)%
Sales and marketing	$8,339	$9,233	$(894)	(10)%
Depreciation and amortization	$11,063	$10,580	$483	5%

Operating income	$14,270	$13,880	$390	3%
Cost of services
Processing costs increased $1.0 million for the first quarter of 2021 as compared to the same period in the prior year. The increase during the first quarter of 2021 was primarily driven by higher costs to support the account growth.
Service fees for the three months ended March 31, 2021 were generally consistent with the same period in the prior year.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for each of the three months ended March 31, 2021 and 2020.
Operating interest was not material for either the first quarter of 2021 or the same period in the prior year.
Depreciation and amortization expense for the first quarter of 2021 remained consistent with the same period in the prior year.
Other operating expenses
General and administrative expenses decreased $1.7 million for the first quarter of 2021 as compared to the same period in the prior year primarily due to the decrease in expenses associated with the Company's former WEX Latin America business.
Sales and marketing expenses in the first quarter of 2021 decreased $0.9 million as compared to the same period in the prior year due primarily to a COVID-19-related decrease in employee travel.
Depreciation and amortization was generally consistent for the first quarter of 2021 as compared to the same period in the prior year.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Other operating expenses
General and administrative	$26,987	$24,120	$2,867	12%
Depreciation and amortization	$539	$579	$(40)	(7)%
General and administrative expenses increased $2.9 million for the first quarter of 2021 as compared to the same period in the prior year. The increase in the first quarter of 2021 was primarily due to increased compensation, partly offset by a decrease in transaction-related professional services. The compensation increase is due to increased stock compensation as a result of the modification and granting of certain awards during the second quarter of 2020 and to costs incurred in connection with the acquisition of eNett and Optal.
Other unallocated corporate expenses were not material to the Company’s operations for each of the three months ended March 31, 2021 and 2020.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended March 31,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent
Financing interest expense	$33,284	$32,031	$1,253	4%
Net foreign currency loss	$2,755	$28,727	$(25,972)	(90)%
Net unrealized gain (loss) on financial instruments	$7,033	$(32,047)	$39,080	NM
Income tax benefit	$1,670	$5,707	$(4,037)	(71)%
Net income from non-controlling interests	$726	$1,363	$(637)	(47)%
Change in value of redeemable non-controlling interest	$25,044	$2,624	$22,420	854%

Financing interest expense increased $1.3 million for the first quarter of 2021 as compared to the same period in the prior year, due primarily to interest incurred on our Convertible Notes issued during July 2020 partly offset by lower average interest rates.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency losses of $2.8 million in the first quarter of 2021 as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact. The greater losses recorded during the three months ended March 31, 2020, were as a result of the weakening of foreign currencies relative to the U.S. dollar arising from the COVID-19 pandemic. These currency fluctuations negatively affected and may continue to negatively affect our results of operations.
The Company incurred an unrealized gain on financial instruments of $7.0 million in the first quarter of 2021 due to a reduction in the fair value of interest rate swap liabilities primarily as a result of a decrease in remaining future settlements, coupled with an increase in the LIBOR forward yield curve. The net unrealized loss on financial instruments for the first quarter of 2020 resulted primarily from a decrease in the LIBOR forward yield curve.
The Company’s effective tax rate was (7.8) percent for the three months ended March 31, 2021 as compared to 31.7 percent for the three months ended March 31, 2020. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant decrease in the Company’s tax rate during the three months ended March 31, 2021 was primarily due to the increase in excess tax benefits related to stock-based compensation and jurisdictional earnings mix.

Net income from non-controlling interests relates to our non-controlling interests in WEX Europe Services and the U.S. Health business. Such amounts were not material to Company operations for each of the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the change in value of our redeemable non-controlling interest in the U.S. Health business decreased by $22.4 million as compared to the same period in the prior year due to increases in the trailing twelve month net revenues and market set multiple used to value the non-controlling interest redemption value.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests, and certain tax related items.

Although adjusted net income is not calculated in accordance with GAAP, this non-GAAP measure is integral to the Company’s reporting and planning processes and the CODM uses segment adjusted operating income to allocate resources among our operating segments. The Company considers this measure integral because it excludes the above-specified items that the Company’s management excludes in evaluating the Company’s performance. Specifically, in addition to evaluating the Company’s performance on a GAAP basis, management evaluates the Company’s performance on a basis that excludes the above items because:
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
•The Company considers certain acquisition-related costs, including investment banking fees, warranty and indemnity insurance, certain integration-related expenses and amortization of acquired intangibles, as well as gains and losses from divestitures to be unpredictable, dependent on factors that may be outside of our control and unrelated to the continuing operations of the acquired or divested business or the Company. In addition, the size and complexity of an acquisition, which often drives the magnitude of acquisition-related costs, may not be indicative of such future costs. The Company believes that excluding acquisition-related costs and gains or losses on divestitures facilitates the comparison of our financial results to the Company’s historical operating results and to other companies in our industry.
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
•We exclude certain other costs when evaluating our continuing business performance when such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business. These include costs related to certain identified initiatives (including technology initiatives) to further streamline the business, improve the Company's efficiency, create synergies, and globalize the Company's operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the three months ended March 31, 2021, other costs additionally include a penalty of $10.3 million incurred on a vendor contract termination. For the three months ended March 31, 2020, other costs include certain costs incurred in association with COVID-19, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
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
The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended March 31,
(In thousands)	2021	2020
Net (loss) income attributable to shareholders	$(2,565)	$(16,256)
Unrealized (gain) loss on financial instruments	(7,033)	32,047
Net foreign currency remeasurement loss	2,755	28,727
Acquisition-related intangible amortization	42,454	42,538
Other acquisition and divestiture related items	14,796	7,942
Stock-based compensation	18,943	11,820
Other costs	12,237	2,240
Debt restructuring and debt issuance cost amortization	5,092	2,082
ANI adjustments attributable to non-controlling interests	23,800	2,224
Tax related items	(29,205)	(33,680)
Adjusted net income attributable to shareholders	$81,274	$79,684
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

(1) Our long-term cash requirements consist primarily of amounts owed on our 2016 Credit Agreement and various facilities lease agreements.
The table below summarizes our cash activities:

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows (used for) provided by operating activities	$(217,295)	$340,223
Cash flows used for investing activities	$(16,406)	$(20,708)
Cash flows used for financing activities	$(114,579)	$(257,960)

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
Cash provided by operating activities for the three months ended March 31, 2021 decreased $557.5 million as compared to the same period in the prior year, resulting primarily from rebounding customer spend volumes and fuel prices.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2021 decreased $4.3 million as compared to the same period in the prior year, primarily due to a $2.4 million reduction in the acquisition of property, equipment and capitalized software and as a result of a $1.9 million working capital adjustment related to the acquisition of eNett and Optal received by the Company during the first quarter of 2021.
Financing Activities
Cash used by financing activities for the three months ended March 31, 2021 totaled $114.6 million, due primarily to the early redemption of the Company’s $400.0 million of Notes, as further described within the preceding Summary section of this MD&A. The redemption was funded with cash on-hand. This use of cash was partly offset by federal fund borrowings of $194.8 million and an increase in deposits of $103.0 million. During the three months ended March 31, 2020, there were no similar federal fund borrowings.
2016 Credit Agreement
On July 1, 2016, we entered into the 2016 Credit Agreement in order to permit the additional financing necessary to facilitate the EFS acquisition. As of March 31, 2021, after giving effect to amendments prior to such date, we had an outstanding principal amount of $861.3 million on our senior secured tranche A term loan facility (the “Tranche A Term Loans”), an outstanding principal amount of $1.4 billion on our senior secured tranche B term loan facility (the “Tranche B Term Loans”) and outstanding letters of credit of $51.7 million drawn against our $870.0 million secured revolving credit facility (the “Revolving Credit Facility”), with a $250.0 million sublimit for letters of credit and $20.0 million sublimit for swingline loans.
Through March 31, 2021, the Revolving Credit Facility and Tranche A Term Loans bore interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. However, as set forth below, effective April 1, 2021, the Company entered into an amended and restated 2016 Credit Agreement, which as of April 1, 2021, established the following with respect to interest rate margins: the applicable interest rate margin for the Revolving Credit Facility and the Tranche A Term Loans is 2.00 percent for eurocurrency rate loans and 1.00 percent for base rate loans. The Tranche B Term Loans bear interest at a variable rate plus a margin equal to 2.25 percent for eurocurrency rate loans and 1.25 percent for base rate loans.
Effective April 1, 2021, the Company amended and restated the 2016 Credit Agreement, increasing commitments under the Revolving Credit Facility from $870.0 million to $930.0 million, providing additional Tranche A Term Loans in the amount of approximately $117 million and making certain other changes to the existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) reducing the eurocurrency rate floor from 0.75 percent to 0.00 percent with respect to the Revolving Credit Facility, (c) revising the Company’s maximum consolidated leverage ratio for all future quarters, including a reduction from 7.50 to 6.25 to 1:00 for the quarter ended March 31, 2021, with step-downs in future periods, and (d) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the 2016 Credit Agreement.
Under the terms of the amended and restated 2016 Credit Agreement, incremental loans could be made available upon the request of the Company, subject to specified terms and conditions, including receipt of lender commitments. Such incremental loans may not exceed the greater of (x) $375.0 million and (y) 75 percent of consolidated EBITDA, adjusted for certain voluntary prepayments and repurchases of term loans, reductions of commitments under the Revolving Credit Facility, and Incremental Facilities, as defined within the amended and restated 2016 Credit Agreement, established or incurred, or that could be established or incurred without causing the Company’s consolidated leverage ratio to exceed 4:00 to 1:00.

See Part I – Item 1 – Note 9, Financing and Other Debt, in this report and Part I – Item 1 – Note 16, Financing and Other Debt, in the notes to the consolidated financial statements in our Annual Report on Form 10–K for the fiscal year ended December 31, 2020 for further information regarding the 2016 Credit Agreement.
Convertible Notes Outstanding
On July 1, 2020, the Company closed on a private placement with Warburg Pincus, pursuant to which the Company issued $310.0 million in aggregate principal amount of its Convertible Senior Notes due 2027. The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term and mature on July 15, 2027, unless earlier converted, repurchased or redeemed. Interest on the Convertible Notes is calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears beginning January 15, 2021. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion. The Company has paid, and expects to continue to pay interest in cash as it comes due.

The Convertible Notes may be converted at the option of the holders at any time prior to maturity, or earlier redemption or repurchase of the Convertible Notes, based upon an initial conversion price of $200 per share of common stock. The Company may settle conversions of Convertible Notes, at its election, in cash, shares of the Company’s common stock, or a combination thereof. The initial conversion price is subject to adjustments customary for convertible debt securities and a weighted average adjustment in the event of issuances of equity and equity linked securities by the Company at prices below the then applicable conversion price for the Convertible Notes or the then market price of the Company’s common stock, subject to certain exceptions. It is the Company’s current intention to settle all conversions of the Convertible Notes in shares of the Company’s common stock.

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
As of March 31, 2021 and December 31, 2020 we had $1.2 billion and $1.1 billion, respectively, in deposits. Remaining maturities on the deposits outstanding as of March 31, 2021 ranged from 9 months to 5 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.

Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $436.0 million and $376.0 million as of March 31, 2021 and December 31, 2020, respectively. There were $214.8 million of outstanding borrowings as of March 31, 2021. As of December 31, 2020, there were outstanding borrowings of $20.0 million.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
As of March 31, 2021 and December 31, 2020 the Company had an outstanding participation agreement for the borrowing of up to $60.0 million through December 31, 2021. There were no amounts borrowed against this participation agreement as of March 31, 2021 or December 31, 2020.
WEX Europe Services Accounts Receivable Factoring
WEX Europe Services has entered into a factoring arrangement with an unrelated third-party financial institution (the “Purchasing Bank”) to sell certain of its accounts receivable in order to accelerate the collection of the Company’s cash and reduce the internal costs, thereby improving liquidity. The agreement remains in effect through December 31, 2021, after which the agreement automatically renews annually unless either party gives not less than 90 days written notice of their intention to withdraw. Under this arrangement, the Purchasing Bank establishes a credit limit for each customer account. The factored receivables are without recourse to the extent that the customer balances are maintained at or below the established credit limit. For customer receivable balances in excess of the Purchasing Bank’s credit limit, the Company maintains the risk of default. The Company obtained a true sale opinion from an independent attorney, which states that the factoring agreement creates a sale of receivables under local law for amounts transferred both below and above the established credit limits. As a result, the Purchasing Bank is deemed the purchaser of these receivables and is entitled to enforce payment of these amounts from the debtor. The Company continues to service these receivables post-transfer with no participating interest. Available capacity is dependent on the level of our trade accounts receivable eligible to be sold and the financial institution’s willingness to purchase such receivables. As such, this factoring arrangement can be reduced or eliminated at any time due to market conditions and changes in the credit worthiness of our customers, which would negatively impact our liquidity.
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. The agreement extends through August 2021, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
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

Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of March 31, 2021, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
At March 31, 2021, we had variable-rate borrowings of $2.3 billion under our 2016 Credit Agreement, which bore a weighted average effective interest rate of 2.3 percent. We periodically review our projected borrowings under our 2016 Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility.
As of March 31, 2021, we maintained six interest rate swap contracts that are intended to fix the future interest payments associated with $1.4 billion of our variable rate borrowings at between 0.743 percent and 2.413 percent.
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
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $81.8 million and $58.5 million as of March 31, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of March 31, 2021 and December 31, 2020, we had posted letters of credit totaling $51.7 million and $51.6 million, respectively, as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, for further information about the Company’s off-balance sheet arrangements.
Contractual Obligations
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million during the three months ended March 31, 2021, as a result of lower volumes resulting from COVID-19.
There were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2020.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of March 31, 2021. The program is funded either through our future cash flows or through borrowings on our 2016 Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.

Business and Asset Acquisitions
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2020, on February 11, 2021, the Company entered into an asset purchase agreement with Bell Bank to acquire certain HSA assets, including the custodial rights for certain HSAs from Bell Bank's HealthcareBank division, the custodian bank for customers of the U.S. Health business. The transaction closed on April 1, 2021 and pursuant to the purchase agreement, the Company paid Bell Bank initial cash consideration of $200 million. Pursuant to the purchase agreement, the Company will make two additional deferred cash payments of $25 million in July 2023 and January 2024. The agreement also includes potential additional consideration payable over the ten years subsequent to the closing date that is contingent on, and calculated based on, any future increases in the Federal Funds rate. Potential additional consideration may not exceed $225 million in the aggregate over the ten year period. For further information regarding this transaction refer to Part I – Item 1 – Note 19, Subsequent Events to the unaudited condensed consolidated financial statements of this Form 10-Q.
On April 13, 2021, the Company entered into and consummated a share purchase agreement whereby the Company acquired the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of €81.5 million (equivalent of approximately $97 million as of the date of sale). As a result of the transaction, the Company now owns 100% of the issued ordinary share capital of WEX Europe Services, which operates part of our fleet business in the United Kingdom and Europe.
On April 14, 2021, the Company announced the signing of an agreement whereby its subsidiary, WEX Health, would acquire benefitexpress, a leading provider of highly configurable, cloud-based benefits administration technologies and services, for total consideration of approximately $275 million, subject to certain working capital and other adjustments. The transaction is expected to be completed in the second quarter of 2021, subject to regulatory approvals and other customary closing conditions. For further information regarding this transaction refer to the preceding Summary section of this MD&A and Part I – Item 1 – Note 19, Subsequent Events to the unaudited condensed consolidated financial statements of this Form 10-Q.
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
The Company has certain restrictions on the dividends it may pay under the 2016 Credit Agreement, including pro forma compliance with a consolidated leverage ratio of 2.50:1.00 as of March 31, 2021.
Critical Accounting Policies and Estimates
Our critical accounting policy for the recording of our convertible debt changed effective January 1, 2021 with the adoption of ASU 2020-06. We have included the 2021 implemented policy below. We have no other material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10–K for the year ended December 31, 2020.
Convertible Notes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
ASU 2020-06 no longer requires that the Company bifurcate its convertible debt’s conversion feature between a liability and equity component. In addition, the standard requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.	Prior to January 1, 2021, the Convertible Notes were recorded at a debt discount with an initial carrying value of $237.5 million, with the residual $54.7 million recognized within additional paid-in capital on the Company’s December 31, 2020 condensed consolidated balance sheet. Effective January 1, 2021, the convertible debt and its conversion feature are now accounted for as a single unit of account, with an effective interest rate of 7.5 percent.

	It is the Company’s current intention to settle all conversion of the Convertible Notes in shares of the Company’s stock.	Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three months ended March 31, 2021 as the effect of including such shares would be anti-dilutive.

Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2021, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the first quarter of 2021. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10-K/A for the year ended December 31, 2018 due to issues involving our former Brazil subsidiary, which was sold in September 2020, including financial and disclosure controls and procedures. As of the date of this filing, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020 is qualified by the information that is described in this Quarterly Report on Form 10-Q. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time. We did not purchase any shares of our common stock during the quarter ended March 31, 2021. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of March 31, 2021.

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

WEX INC.

May 6, 2021	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)