Form 10-Q
period 2021-06-30
WEX Inc.
filed 2021-08-04
CIK 1309108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐ Yes  ☒  No

Number of shares of common stock outstanding as of July 28, 2021 was 44,797,826.

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
•the impact of fluctuations in fuel prices and the resulting impact on our revenues and net income;
•the effects of general economic conditions, including those caused by the effects of COVID-19, on employment, travel, and fueling patterns, as well as payment and transaction processing activity;
•any limitation, reduction, or elimination of interchange fees;
•our failure to comply with the applicable requirements of MasterCard or Visa’s contracts and rules;
•the Company’s ability to successfully obtain new customers and commercial agreements, maintain key commercial agreements, or maintain customer volumes under such commercial agreements;
•breaches of the Company’s technology systems or those of our third-party service providers and any resulting negative impact on our reputation, liabilities or relationships with customers or merchants;
•the effects of the Company’s business expansion and acquisition efforts;
•the Company’s failure to expand our technological capabilities and service offerings as rapidly as the Company’s competitors;
•the failure of corporate investments to result in anticipated strategic value;
•the regulation, supervision, and examination of our business or our entities by domestic and foreign governmental entities and authorities, as well as litigation and regulatory actions which may be initiated by such entities or authorities;
•the Company’s failure to comply with the Treasury Regulations applicable to non-bank custodians;
•potential adverse changes to business or employee relationships, including those resulting from the completion of an acquisition;
•competitive responses to any acquisitions;
•uncertainty of the expected financial performance of the combined operations following completion of an acquisition;
•the failure to complete or successfully integrate and realize anticipated benefits, synergies and cost savings from the Company’s acquisitions;
•the occurrence of any material adverse event to our primary HSA fund depository partner;
•unexpected costs, charges, or expenses resulting from an acquisition;
•the Company’s failure to successfully acquire, integrate, operate and expand commercial fuel card programs;
•the impact and size of credit losses and any fraudulent use of our payment cards or systems;
•the impact of changes to the Company’s credit standards;
•failure to successfully implement the Company’s information technology strategies and capabilities in connection with its technology outsourcing and insourcing arrangements and any resulting cost associated with that failure;
•the legal, regulatory, political, and economic effect of the United Kingdom’s departure from the European Union and the resulting trade agreement;
•the impact of foreign currency exchange rates on the Company’s operations, revenue and income;
•changes in interest rates;
•the impact of the future transition from LIBOR as a global benchmark to a replacement rate;
•the impact of the Amended and Restated Credit Agreement and the Convertible Notes on our operations;
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
•the uncertainties of litigation; as well as
•other risks and uncertainties identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 1, 2021.

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

ACRONYMS AND ABBREVIATIONS
The acronyms and abbreviations identified below are used in this Quarterly Report, including the condensed consolidated financial statements and the notes thereto. The following is provided to aid the reader and provide a reference point when reviewing this Quarterly Report.

2016 Credit Agreement	Credit agreement entered into on July 1, 2016, as amended from time to time, by and among the Company and certain of its subsidiaries, as borrowers, WEX Card Holding Australia Pty Ltd., as designated borrower, and Bank of America, N.A., as administrative agent on behalf of the lenders.
Adjusted net income or ANI
A non-GAAP measure that adjusts net income attributable to shareholders to exclude unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, similar adjustments attributable to our non-controlling interests and certain tax related items.

Amended and Restated Credit Agreement	The 2016 Credit Agreement, as amended and restated on April 1, 2021.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ASU 2020-06	Accounting Standards Update 2020-06-Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
B2B	Business-to-business
benefitexpress
Benefit Express Services, LLC, a provider of highly configurable, cloud-based benefits administration technologies and services, and its indirect and direct parents, which were acquired as part of the benefitexpress Acquisition as defined in Note 4, Acquisitions to Item 1 - Financial Statements

CODM	Chief operating decision maker
Company	WEX Inc. and all entities included in the consolidated financial statements
Convertible Notes	Convertible senior unsecured notes due on July 15, 2027 in an aggregate principal amount of $310 million with a 6.5 percent interest rate, issued July 1, 2020
COVID-19 or (“coronavirus”)	An infectious disease caused by the SARS-CoV-2 virus. The World Health Organization declared the coronavirus outbreak a global pandemic on March 11, 2020
Discovery Benefits	Discovery Benefits, LLC, an employee benefits administrator that was acquired by the Company in March 2019 and was merged with and into WEX Health, Inc. effective March 31, 2021, with WEX Health being the sole surviving entity
DSUs	Deferred stock units
EBITDA	A non-GAAP measure that adjusts income before income taxes to exclude interest, depreciation and amortization
eNett	eNett International (Jersey) Limited
European Fleet business	WEX Fleet Europe (Go Fuel Card) and WEX Europe Services, collectively
European Securitization Subsidiary	Gorham Trade Finance B.V., a special purpose entity consolidated by the Company
FDIC	Federal Deposit Insurance Corporation
Federal Reserve Bank Discount Window	Monetary policy that allows WEX to borrow funds on a short-term basis to meet temporary shortages of liquidity caused by internal or external disruptions
GAAP	Generally Accepted Accounting Principles in the United States
HSA	Health Savings Accounts
Legal settlement	The settlement of legal proceedings and appeals related to the acquisition of eNett and Optal.
NAV	Net asset value
Net payment processing rate	The percentage of the dollar value of each payment processing transaction that the Company records as revenue from merchants less certain discounts given to customers and network fees
Notes	$400 million senior notes with a 4.75 percent fixed rate, issued on January 30, 2013, which were redeemed in full by the Company on March 15, 2021
NYSE	New York Stock Exchange
Optal	Optal Limited
Over-the-road	Typically, heavy trucks traveling long distances
Payment processing fuel spend	Total dollar value of the fuel purchased by fleets that have a payment processing relationship with the Company
Payment processing transactions	Total number of purchases made by fleets that have a payment processing relationship with the Company, where the Company maintains the receivable for the total purchase
Payment solutions purchase volume	Total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products
Purchase volume	Total U.S. dollar value of all transactions in the Travel and Corporate Solutions and Health and Employee Benefit Solutions segments where interchange is earned by the Company
Redeemable non-controlling interest	The portion of the U.S. Health business’ net assets owned by a non-controlling interest subject to redemption rights held by the non-controlling interest
SaaS	Software-as-a-service

SBI	SBI Investments, Inc., which is owned by State Bankshares, Inc, and is a minority interest holder in PO Holding, Inc., a subsidiary of WEX Inc. and the direct parent of WEX Health.
SEC	Securities and Exchange Commission
Segment adjusted operating income	A non-GAAP measure that adjusts operating income to exclude specified items that the Company’s management excludes in evaluating segment performance, including acquisition and divestiture related expenses and adjustments including the acquisition related intangible amortization, stock-based compensation, other costs, debt restructuring costs and unallocated corporate expenses.
Topic 606	Accounting Standards Codification Section 606, Revenue from Contracts with Customers
TSR	Total shareholder return
U.S. Health business	(i) from June 1, 2021, WEX Health, Inc. and benefitexpress, collectively, and (ii) prior to March 31, 2021, WEX Health, Inc. and Discovery Benefits, LLC., collectively
WEX	WEX Inc., unless otherwise indicated or required by the context
WEX Europe Services	A fleet business in Europe acquired by the Company from ExxonMobil
WEX Fleet Europe (Go Fuel Card)	A fleet business in Europe acquired from EG Group
WEX Health	WEX Health., Inc. the Company’s healthcare technology and administration solutions provider/business.
WEX Latin America	UNIK S.A., the Company’s Brazilian subsidiary, which is branded WEX Latin America. This subsidiary was sold on September 30, 2020.

PART I
Item 1. Financial Statements.
WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Payment processing revenue	$213,426	$147,461	$401,815	$351,498
Account servicing revenue	132,997	109,479	251,620	223,319
Finance fee revenue	59,499	42,711	111,652	98,638
Other revenue	53,561	47,433	105,153	105,308
Total revenues	459,483	347,084	870,240	778,763
Cost of services
Processing costs	116,208	99,991	225,970	204,908
Service fees	13,759	9,700	24,905	23,454
Provision for credit losses	12,962	20,581	18,021	54,568
Operating interest	2,271	6,504	4,895	14,889
Depreciation and amortization	26,451	25,124	55,645	49,913
Total cost of services	171,651	161,900	329,436	347,732
General and administrative	79,543	62,265	165,974	124,301
Sales and marketing	85,605	54,744	163,952	123,526
Depreciation and amortization	40,406	39,393	78,059	79,593
Operating income	82,278	28,782	132,819	103,611
Financing interest expense	(32,473)	(28,832)	(65,757)	(60,863)
Change in fair value of contingent consideration	(47,700)	—	(47,700)	—
Net foreign currency gain (loss)	1,342	(2,462)	(1,413)	(31,189)
Net unrealized gain (loss) on financial instruments	6,013	(3,842)	13,046	(35,889)
Income (loss) before income taxes	9,460	(6,354)	30,995	(24,330)
Income tax benefit	(746)	(19,747)	(2,416)	(25,454)
Net income	10,206	13,393	33,411	1,124
Less: Net income from non-controlling interests	239	675	965	2,038
Net income (loss) attributable to WEX Inc.	9,967	12,718	32,446	(914)
Change in value of redeemable non-controlling interest	(43,823)	59,940	(68,867)	57,316
Net (loss) income attributable to shareholders	$(33,856)	$72,658	$(36,421)	$56,402

Net (loss) income attributable to shareholders per share:
Basic	$(0.76)	$1.67	$(0.82)	$1.30
Diluted	$(0.76)	$1.66	$(0.82)	$1.28
Weighted average common shares outstanding:
Basic	44,788	43,574	44,566	43,495
Diluted	44,788	43,779	44,566	43,896
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$10,206	$13,393	$33,411	$1,124
Foreign currency translation	(2,682)	23,344	(9,559)	(18,060)
Comprehensive income (loss)	7,524	36,737	23,852	(16,936)
Less: Comprehensive income attributable to non-controlling interests	239	896	647	1,790
Comprehensive income (loss) attributable to WEX Inc.	$7,285	$35,841	$23,205	$(18,726)
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$425,322	$852,033
Restricted cash	576,209	477,620
Accounts receivable (net of allowances of $57,771 in 2021 and $59,147 in 2020)	2,861,445	1,993,329
Securitized accounts receivable, restricted	132,549	93,236
Prepaid expenses and other current assets	98,397	86,629
Total current assets	4,093,922	3,502,847
Property, equipment and capitalized software (net of accumulated depreciation of $444,364 in 2021 and $402,406 in 2020)	180,049	188,340
Goodwill	2,925,583	2,688,138
Other intangible assets (net of accumulated amortization of $919,679 in 2021 and $835,163 in 2020)	1,738,570	1,552,012
Investment securities	36,931	37,273
Deferred income taxes, net	34,166	17,524
Other assets	218,389	197,227
Total assets	$9,227,610	$8,183,361
Liabilities and Stockholders’ Equity
Accounts payable	$1,247,995	$778,207
Accrued expenses	384,306	362,472
Restricted cash payable	574,934	477,620
Short-term deposits	1,109,222	911,395
Short-term debt, net	146,470	152,730
Other current liabilities	52,832	58,429
Total current liabilities	3,515,759	2,740,853
Long-term debt, net	2,867,270	2,874,113
Long-term deposits	401,440	148,591
Deferred income taxes, net	196,032	220,122
Other liabilities	264,250	164,546
Total liabilities	7,244,751	6,148,225
Commitments and contingencies (Note 15)
Redeemable non-controlling interest	187,937	117,219
Stockholders’ Equity
Common stock $0.01 par value; 175,000 shares authorized; 49,224 shares issued in 2021 and 48,616 in 2020; 44,796 shares outstanding in 2021 and 44,188 in 2020	491	485
Additional paid-in capital	808,701	872,711
Retained earnings	1,252,531	1,286,976
Accumulated other comprehensive loss	(94,459)	(82,935)
Treasury stock at cost; 4,428 shares in 2021 and 2020	(172,342)	(172,342)
Total WEX Inc. stockholders’ equity	1,794,922	1,904,895
Non-controlling interest	—	13,022
Total stockholders’ equity	1,794,922	1,917,917
Total liabilities and stockholders’ equity	$9,227,610	$8,183,361

See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Issued		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	47,749	$477	$675,060	$(115,449)	$(172,342)	$1,530,614	$9,385	$1,927,745
Stock issued	189	2	1,950	—	—	—	—	1,952
Share repurchases for tax withholdings	—	—	(8,817)	—	—	—	—	(8,817)
Stock-based compensation expense	—	—	12,533	—	—	—	—	12,533
Change in value of redeemable non-controlling interest	—	—	—	—	—	(2,624)	—	(2,624)
Foreign currency translation	—	—	—	(40,935)	—	—	(469)	(41,404)
Net income (loss)	—	—	—	—	—	(13,632)	1,221	(12,411)
Balance at March 31, 2020	47,938	$479	$680,726	$(156,384)	$(172,342)	$1,514,358	$10,137	$1,876,974
Stock issued	5	—	184	—	—	—	—	184
Share repurchases for tax withholdings	—	—	(76)	—	—	—	—	(76)
Stock-based compensation expense	—	—	14,219	—	—	—	—	14,219
Change in value of redeemable non-controlling interest	—	—	—	—	—	59,940	—	59,940
Foreign currency translation	—	—	—	23,123	—	—	221	23,344
Net income	—	—	—	—	—	12,718	576	13,294
Balance at June 30, 2020	47,943	479	695,053	(133,261)	(172,342)	1,587,016	10,934	1,987,879

Balance at December 31, 2020	48,616	$485	$872,711	$(82,935)	$(172,342)	$1,286,976	$13,022	$1,917,917
Cumulative effect adjustment[1]	—	—	(41,982)	—	—	1,976	—	(40,006)
Balance at January 1, 2021	48,616	485	830,729	(82,935)	(172,342)	1,288,952	13,022	1,877,911
Stock issued under share-based compensation plans	394	4	22,555	—	—	—	—	22,559
Share repurchases for tax withholdings	—	—	(21,062)	—	—	—	—	(21,062)
Stock-based compensation expense	—	—	17,886	—	—	—	—	17,886
Change in value of redeemable non-controlling interest	—	—	—	—	—	(25,044)	—	(25,044)
Foreign currency translation	—	—	—	(6,558)	—	—	(319)	(6,877)
Net income	—	—	—	—	—	22,479	374	22,853
Balance at March 31, 2021	49,010	$489	$850,108	$(89,493)	$(172,342)	$1,286,387	$13,077	$1,888,226
Stock issued under share-based compensation plans	214	2	20,479	—	—	—	—	20,481
Share repurchases for tax withholdings	—	—	(884)	—	—	—	—	(884)
Stock-based compensation expense	—	—	20,629	—	—	—	—	20,629
Acquisition of non controlling interest	—	—	(81,631)	(2,284)	—	—	(13,077)	(96,992)
Change in value of redeemable non-controlling interest	—	—	—	—	—	(43,823)	—	(43,823)
Foreign currency translation	—	—	—	(2,682)	—	—	—	(2,682)
Net income	—	—	—	—	—	9,967	—	9,967
Balance at June 30, 2021	49,224	491	$808,701	$(94,459)	$(172,342)	$1,252,531	$—	$1,794,922
1 Reflects the impact of the Company’s modified retrospective adoption of ASU 2020-06 (See Note 2, Recent Accounting Pronouncements).
See notes to the unaudited condensed consolidated financial statements.

WEX INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$33,411	$1,124
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net unrealized (gain) loss	(10,578)	55,032
Change in fair value of contingent consideration	47,700	—
Stock-based compensation	38,515	26,752
Depreciation and amortization	133,704	129,506
Debt restructuring and debt issuance cost amortization	10,576	3,895
Deferred tax benefit	(15,778)	(31,712)
Provision for credit losses	18,021	54,568
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable and securitized accounts receivable	(925,792)	645,123
Prepaid expenses and other current and other long-term assets	14,158	2,914
Accounts payable	474,469	(115,031)
Accrued expenses and restricted cash payable	87,871	(48,315)
Income taxes	(13,050)	6,164
Other current and other long-term liabilities	(15,209)	(4,074)
Net cash (used for) provided by operating activities	(121,982)	725,946
Cash flows from investing activities
Purchases of property, equipment and capitalized software	(37,040)	(41,458)
Purchases of investment securities	(175)	(250)
Maturities of investment securities	81	99
Acquisitions, net of cash and restricted cash acquired	(558,273)	—
Net cash used for investing activities	(595,407)	(41,609)
Cash flows from financing activities
Repurchase of share-based awards to satisfy tax withholdings	(21,946)	(8,893)
Proceeds from stock option exercises	43,040	2,136
Net change in deposits	451,291	(34,675)
Net activity on other debt	(20,000)	(87,016)
Borrowings on revolving credit facility	719,800	300,000
Repayments on revolving credit facility	(454,800)	(300,000)
Borrowings on term loans	112,819	—
Repayments on term loans	(31,988)	(32,305)
Redemption of Notes	(400,000)	—
Debt issuance costs	(8,934)	(4,273)
Net change in securitized debt	9,497	(38,802)
Net cash provided by (used for) financing activities	398,779	(203,828)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9,512)	(12,197)
Net change in cash, cash equivalents and restricted cash	(328,122)	468,312
Cash, cash equivalents and restricted cash, beginning of period(a)	1,329,653	981,381
Cash, cash equivalents and restricted cash, end of period(a)	$1,001,531	$1,449,693

Supplemental disclosure of non-cash investing and financing activities
Capital expenditures incurred but not paid	$1,979	$2,400
Non-cash contribution from non-controlling interest	12,457	—
Deferred cash consideration as part of asset acquisition	47,408	—
Contingent consideration as part of asset acquisition	27,200	—

(a) The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our condensed consolidated balance sheets to amounts within our condensed consolidated statements of cash flows.

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents at beginning of period	$852,033	$810,932
Restricted cash at beginning of period	477,620	170,449
Cash, cash equivalents and restricted cash at beginning of period	$1,329,653	$981,381

Cash and cash equivalents at end of period	$425,322	$1,271,523
Restricted cash at end of period	576,209	178,170
Cash, cash equivalents and restricted cash at end of period	$1,001,531	$1,449,693
See notes to the unaudited condensed consolidated financial statements.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation
Basis of Presentation
    The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10–Q and Rule 10–01 of Regulation S–X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for any future periods or the year ending December 31, 2021.
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
The Company rounds amounts in the condensed consolidated financial statements to thousands and calculates all per-share data from underlying whole-dollar amounts. Thus, certain amounts may not foot, crossfoot or recalculate based on reported numbers due to rounding.
Adoption of a New Accounting Standard

The Company early adopted ASU 2020-06 on January 1, 2021, utilizing the modified-retrospective approach, recognizing the cumulative adjustment to retained earnings as of the effective date, without restatement of prior period amounts. ASU 2020-06 simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. This standard eliminates the bifurcation of the equity component associated with the cash conversion feature for convertible notes, which were previously recorded within equity. As a result of adoption, the Convertible Notes and its conversion feature are now accounted for as a single unit of account.
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
The following table provides a brief description of accounting pronouncements adopted during the six months ended June 30, 2021 and recent accounting pronouncements not yet adopted that could have a material effect on our financial statements:

Standard	Description	Date/Method of Adoption	Effect on financial statements or other significant matters
Adopted During the Six Months Ended June 30, 2021
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

Not Adopted as of June 30, 2021
ASU 2020–04, Reference Rate Reform and ASU 2021–01, Reference Rate Reform: Scope	These standards provide optional guidance for a limited period of time to ease the potential financial reporting burden in accounting for (or recognizing the effects of) the discontinuation of LIBOR resulting from reference rate reform. The amendments provide optional expedients and exceptions for applying GAAP to contracts and other transactions impacted by reference rate reform. If certain criteria are met, an entity will not be required to remeasure or reassess contracts impacted by reference rate reform.	Election is available through December 31, 2022.	The Company is currently evaluating the implications of these amendments to its current efforts for reference rate reform implementation and any impact the adoption of these ASUs would have on its financial condition and results of operations.

3.	Revenues
    In accordance with Topic 606, revenue is recognized when, or as, performance obligations are satisfied as defined by the terms of the applicable contract, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services provided.
The following tables disaggregate the Company’s consolidated revenues:

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	126,450	$68,282	$18,694	$213,426
Account servicing revenue	4,336	11,222	79,482	95,040
Other revenue	22,422	1,656	5,109	29,187
Total Topic 606 revenues	$153,208	$81,160	$103,285	$337,653
Non-Topic 606 revenues	121,180	602	48	121,830
Total revenues	$274,388	$81,762	$103,333	$459,483

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$90,147	$43,261	$14,053	$147,461
Account servicing revenue	4,339	10,183	62,602	77,124
Other revenue	17,731	345	10,465	28,541
Total Topic 606 revenues	$112,217	$53,789	$87,120	$253,126
Non-Topic 606 revenues	92,163	706	1,089	93,958
Total revenues	$204,380	$54,495	$88,209	$347,084

	Six Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$237,026	$125,530	$39,259	$401,815
Account servicing revenue	8,705	21,909	147,427	178,041
Other revenue	42,668	3,456	12,854	58,978
Total Topic 606 revenues	$288,399	$150,895	$199,540	$638,834
Non-Topic 606 revenues	229,826	1,509	71	231,406
Total revenues	$518,225	$152,404	$199,611	$870,240

	Six Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Topic 606 revenues
Payment processing revenue	$203,470	$113,529	$34,499	$351,498
Account servicing revenue	8,710	21,246	126,171	156,127
Other revenue	39,019	1,116	19,488	59,623
Total Topic 606 revenues	$251,199	$135,891	$180,158	$567,248
Non-Topic 606 revenues	203,028	2,963	5,524	211,515
Total revenues	$454,227	$138,854	$185,682	$778,763
Substantially all revenues relate to services transferred to the customer over time.
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
The following table provides information about these contract balances:

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(In thousands)
Contract balance	Location on the condensed consolidated balance sheets	June 30, 2021	December 31, 2020
Receivables	Accounts receivable, net	$47,676	$43,541
Contract assets	Prepaid expenses and other current assets	11,350	5,495
Contract assets	Other assets	39,284	19,927
Contract liabilities	Other current liabilities	3,038	8,530
Contract liabilities	Other liabilities	28,293	24,614
Refund liabilities	Accrued expenses	5,265	5,265
During the three and six months ended June 30, 2021, the Company recognized revenue of $0.7 million and $3.5 million, respectively, related to contract liabilities existing as of December 31, 2020.
Remaining Performance Obligations
The Company’s unsatisfied or partially unsatisfied performance obligations as of June 30, 2021 represent the remaining minimum monthly fees on a portion of contracts across the lines of business and contractually obligated professional services yet to be provided by the Company. The following table includes revenue expected to be recognized related to remaining performance obligations at the end of the reporting period and is not indicative of the Company’s future revenue, as it relates to an insignificant portion of the Company’s operations.

(In thousands)	Remaining 2021	2022	2023	2024	2025	2026	Thereafter	Total
Minimum monthly fees[1]	$36,330	$47,326	$33,465	$12,563	$5,697	$1,290	$—	$136,671
Professional services[2]	2,780	157	21	6	—	—	—	2,964
Other[3]	258	3,896	3,338	6,951	10,323	12,710	20,374	57,850
Total remaining performance obligations	$39,368	$51,379	$36,824	$19,520	$16,020	$14,000	$20,374	$197,485
1 The transaction price allocated to the remaining performance obligations represents the minimum monthly fees on certain service contracts, which contain substantive termination penalties that require the counterparty to pay the Company for the aggregate remaining minimum monthly fees upon an early termination for convenience.
2 Includes software development projects and other services sold subsequent to the core offerings, to which the customer is contractually obligated.
3 Represents deferred revenue and contractual minimums associated with payment processing service obligations.

4.	Acquisitions
Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain health savings accounts from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below in this Note 4, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Reduction”). As a result of the Payment Reduction, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
The purchase agreement also includes potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and shall extend until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Given the acquisition does not meet the definition of a business, the Company accounted for this transaction as an asset acquisition, recognizing $263.4 million as a definite-lived intangible asset as of the acquisition date, with a weighted average life of 5.6 years. As more fully described in Note 13, Redeemable Non-Controlling Interest, as part of this acquisition WEX Inc. allocated $11.2 million of the initial cash consideration to the repurchase of SBI’s non-controlling interest in the U.S. Health business, reducing SBI’s ownership percentage to 4.53 percent. Additionally, the Company recorded an initial deferred liability of $47.4 million equal to the present value of the deferred cash payments and a derivative liability of $27.2 million related to the additional consideration contingent upon future increases in the Federal Funds rate.
Refer to Note 12, Fair Value, for further information on the valuation of the derivative liability. The deferred payments and derivative liability are presented as other liabilities within the condensed consolidated balance sheet as of June 30, 2021. Transaction costs related to the acquisition were immaterial and expensed as incurred.
Acquisition of Remaining Interest in WEX Europe Services
On April 13, 2021, the Company both entered into a share purchase agreement for, and consummated the acquisition of, the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. As a result of the transaction, the Company now owns 100 percent of the issued ordinary share capital of WEX Europe Services, which operates part of our European Fleet business. This transaction further streamlines the European Fleet business in order to create revenue synergies and increases our ability to manage the associated cost structure. Given the Company had a controlling interest in WEX Europe Services prior to the transaction, the acquisition has been accounted for as an equity transaction.

(In thousands)
Purchase price	$96,992
Reduction in:
Non-controlling interest[1]	(13,077)
Accumulated other comprehensive income	(2,284)
Additional paid-in capital	(81,631)
1 Reduces non-controlling interest to zero as of the acquisition date.
Business Acquisitions
The following acquisitions have been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their respective fair values on the acquisition date. Acquisition-related costs on completed business combinations were $1.9 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and immaterial for the same periods of 2020.
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing together benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace.
Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments.
WEX Health is owned by WEX Inc.’s subsidiary PO Holding LLC (“PO Holding”), which is majority owned by WEX Inc., with a non-controlling interest being held by SBI, which is owned by State Bankshares, Inc., the owner of Bell Bank. To facilitate the benefitexpress Acquisition, WEX Inc., PO Holding, SBI and Bell Bank entered into a subscription agreement with respect to PO Holding (the “Subscription Agreement”). Pursuant to the Subscription Agreement, on June 1 2021, WEX Inc. purchased approximately $262.5 million in value of shares in PO Holding and SBI acquired approximately $12.5 million in value of shares in PO Holding in exchange for SBI granting the Payment Reduction to WEX Inc. with respect to the asset acquisition from Bell Bank.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below summarizes the preliminary allocation of fair value to the assets acquired and liabilities assumed on the acquisition date. These fair values may continue to be revised during the measurement period as third-party valuations on the intangible assets are finalized, further information becomes available and additional analyses are performed, and these adjustments could have a material impact on the purchase price allocation.
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the estimated fair value at the date of acquisition:

(In thousands)
Cash consideration transferred, net of $15.0 million in cash and restricted cash acquired	$259,087
Less:
Accounts receivable	3,103
Customer relationships(a)(c)	86,100
Developed technologies(b)(c)	19,600
Other assets	4,387
Accrued expenses	(3,498)
Restricted cash payable	(14,328)
Other liabilities	(5,177)
Recorded goodwill	$168,900
(a) Weighted average life -11.5 years.
(b) Weighted average life - 5.5 years.
(c) The weighted average life of the $105.7 million of amortizable intangible assets acquired in this business combination is 10.4 years
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the anticipated synergies of acquiring the businesses. The goodwill recognized as a result of the acquisition is expected to be deductible for tax purposes.
Since the acquisition date through June 30, 2021, benefitexpress has contributed $2.9 million in total revenues, and the amount of income before income taxes contributed to Company operations was immaterial. No pro forma information has been included in these financial statements, as the operations of benefitexpress for the period that they were not part of the Company are not material to the Company’s revenues, net income and earnings per share.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The closing of the acquisition occurred concurrent with the execution of the Settlement Deed on December 15, 2020. The Amended Purchase Agreement provided for, among other things, a reduction of the aggregate purchase price for the acquisition to $577.5 million, subject to certain working capital and other adjustments as described in the Amended Purchase Agreement, which resulted in a total cash payment of $615.5 million, after a $1.9 million working capital adjustment for Optal received by the Company during the first quarter of 2021 and a $2.0 million working capital adjustment for eNett paid by the Company during the second quarter of 2021. The Company purchased these businesses to complement its existing Travel and Corporate Solutions segment and expand its international footprint, creating synergies from the increased scale of our operations.
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
The following is a summary of the preliminary allocation of the purchase price to the assets and liabilities acquired, based on the fair value at the date of acquisition:

(In thousands)	As Reported December 31, 2020	Measurement Period Adjustments	As Reported June 30, 2021
Cash consideration transferred, net of $232,155 in cash and restricted cash acquired	$383,204	$119	$383,323
Less: legal settlement	(162,500)	—	(162,500)
Total consideration, net	$220,704	$119	$220,823
Less:
Accounts receivable	14,449	—	14,449
Property and equipment	876	—	876
Customer relationships(a)(c)	79,923	(32,323)	47,600
Developed technologies(b)(c)	63,125	(56,825)	6,300
License agreements	4,208	(4,208)	—
Deferred income tax asset	9,424	—	9,424
Other assets	16,605	—	16,605
Accounts payable	(16,244)	—	(16,244)
Accrued expenses	(21,898)	—	(21,898)
Restricted cash payable	(186,956)	—	(186,956)
Deferred income tax liability	(20,152)	12,951	(7,201)
Other liabilities	(14,540)	3,552	(10,988)
Recorded goodwill	$291,884	$76,972	$368,856
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
The pro forma information below gives effect to the eNett and Optal acquisitions as if they had been completed on January 1, 2019. These pro forma results have been calculated after applying the Company’s accounting policies, adjustments to reflect amortization associated with intangibles acquired and related income tax results. The pro forma financial information

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

is presented based on certain estimates and assumptions, which the Company believes to be reasonable but not necessarily indicative of future results of operations or the results that would have been reported if the acquisitions had been completed on January 1, 2019.
The following represents unaudited pro forma operational results:

(In thousands, except per share data)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Total revenues	$351,359	$803,780
Net income attributable to shareholders	$63,979	$52,285
Net income attributable to shareholders per share:
Basic	$1.47	$1.20
Diluted	$1.46	$1.19

5.	Accounts Receivable
Accounts receivable consists of amounts billed to and due from customers across a wide range of industries and other third parties. The Company often extends short-term credit to cardholders and pays the merchant for the purchase price, less the fees it retains and records as revenue. The Company subsequently collects the total purchase price from the cardholder. In general, the Company’s trade receivables provide for payment terms of 30 days or less. Receivables not paid in full by payment due dates as stated within the terms of the agreement are generally considered past due and subject to late fees and interest based upon the outstanding receivables balance. The Company discontinues late fee and interest income accruals on outstanding receivables once customers are 90 and 120 days past the invoice due date, respectively. Payments received subsequent to discontinuing late fee and interest income accruals are first applied to outstanding late fees and interest, and the Company resumes accruing interest and late fee income as earned on future receivables balances. Receivables are generally written off when they are 180 days past invoice origination date or upon declaration of bankruptcy of the customer, subject to local regulatory restrictions.
The Company extends revolving credit to certain small fleets. These accounts are also subject to late fees and balances that are not paid in full are subject to interest charges based on the revolving balance. The Company had approximately $78.9 million and $60.2 million in receivables with revolving credit balances as of June 30, 2021 and December 31, 2020, respectively.

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

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$46,181	$8,650	$312	$55,143
Provision for credit losses[1]	11,764	1,117	81	12,962
Charges to other accounts[2]	3,848	—	—	3,848
Charge-offs	(13,593)	(2,328)	(10)	(15,931)
Recoveries of amounts previously charged-off	1,365	7	153	1,525
Currency translation	151	73	—	224
Balance, end of period	$49,716	$7,519	$536	$57,771

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$53,177	$16,601	$5,648	$75,426
Provision for credit losses[1,3]	18,285	2,241	55	20,581
Charges to other accounts[2]	5,210	—	—	5,210
Charge-offs	(32,742)	(2,706)	(5,318)	(40,766)
Recoveries of amounts previously charged-off	3,078	1	17	3,096
Currency translation	101	5	190	296
Balance, end of period	$47,109	$16,142	$592	$63,843

	Six Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$49,267	$9,610	$270	$59,147
Provision for credit losses[1]	16,128	1,752	141	18,021
Charges to other accounts[2]	8,221	—	—	8,221
Charge-offs	(26,367)	(3,860)	(28)	(30,255)
Recoveries of amounts previously charged-off	2,881	13	153	3,047
Currency translation	(414)	4	—	(410)
Balance, end of period	$49,716	$7,519	$536	$57,771

	Six Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Balance, beginning of period	$50,010	$5,765	$8,076	63,851
Provision for credit losses[1,3]	38,892	15,505	171	54,568
Charges to other accounts[2]	10,730	—	—	10,730
Charge-offs	(57,377)	(5,065)	(5,318)	(67,760)
Recoveries of amounts previously charged-off	4,888	28	17	4,933
Currency translation	(34)	(91)	(2,354)	(2,479)
Balance, end of period	$47,109	$16,142	$592	$63,843
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
3 The provision for the three and six months ended June 30, 2020 reflects an increase in expected credit losses as a result of COVID-19.

Concentration of Credit Risk
The receivables portfolio consists of a large group of homogeneous smaller balances across a wide range of industries, which are collectively and individually evaluated for impairment. No one customer receivable balance represented 10 percent or

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

more of the outstanding receivables balance at June 30, 2021 or December 31, 2020. The following table presents the outstanding balance of trade accounts receivable that are less than 30 and 60 days past due, in each case, as a percentage of total trade accounts receivable:

Delinquency Status	June 30, 2021	December 31, 2020
29 days or less past due	99%	97%
59 days or less past due	99%	98%

6.	Earnings per Share
Basic earnings per share is computed by dividing net (loss) income attributable to shareholders by the weighted average number of shares of common stock and vested DSUs outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the numerator is increased for tax effected interest expense associated with our Convertible Notes and the denominator is increased for the assumed issuance of common shares issuable on convertible securities under the if-converted method unless the effect is antidilutive. Additionally, diluted earnings per share includes the assumed exercise of dilutive options and the assumed issuance of unvested restricted stock units and performance-based awards for which the performance condition has been met as of the date of determination, using the treasury stock method unless the effect is antidilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options and the average unrecognized compensation expense for unvested share-based compensation awards, would be used to purchase the Company’s common stock at the average market price during the period.
The following table summarizes net (loss) income attributable to shareholders and reconciles basic and diluted shares outstanding used in the earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net (loss) income attributable to shareholders	$(33,856)	$72,658	$(36,421)	$56,402

Weighted average common shares outstanding – Basic	44,788	43,574	44,566	43,495
Dilutive impact of share-based compensation awards[1]	—	205	—	401
Weighted average common shares outstanding – Diluted	44,788	43,779	44,566	43,896
1 For the three and six months ended June 30, 2021, 0.9 million and 1.0 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive. For the three and six months ended June 30, 2020, 0.6 million and 0.2 million, respectively, of outstanding share-based compensation awards were excluded from the computation of diluted earnings per share under the treasury stock method, as the effect of including these awards would be anti-dilutive.
It is the Company’s intention to settle all conversions of the Convertible Notes in shares of the Company's common stock. Under the if-converted method, approximately 1.6 million shares of the Company's common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and six months ended June 30, 2021 as the effect of including such shares would be antidilutive.

7.	Derivative Instruments
The Company is exposed to certain market risks relating to its ongoing business operations. From time to time, the Company enters into derivative instrument arrangements to manage various risks including interest rate risk.
Interest rate swap contracts
As of December 31, 2020, the Company had six interest rate swap contracts in effect with a collective notional amount at inception of $1.4 billion, with maturity dates ranging from December 31, 2021 to December 30, 2023. During the three months ended June 30, 2021, the Company entered into five additional interest rate swap contracts with a collective notional amount of $0.9 billion, with maturity dates ranging from May 31, 2024 to May 29, 2026. As of June 30, 2021, outstanding interest rate swap contracts are intended to economically hedge the LIBOR component of future interest payments associated with outstanding borrowings under the Company’s Amended and Restated Credit Agreement.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents relevant information for the Company’s outstanding interest rate swap contracts as of June 30, 2021.

	Tranche A	Tranche B	Tranche C	Tranche D	Tranche E	Tranche F
Notional amount at inception (in thousands)	150,000	100,000	200,000	300,000	200,000	485,000
Maturity date	3/13/2023	3/12/2023	3/12/2023	12/30/2022	12/30/2023	12/31/2021
Fixed interest rate[2]	1.954%	1.956%	2.413%	2.204%	1.862%	0.743%

	Tranche G [1]	Tranche H [1]	Tranche I [1]	Tranche J [1]	Tranche K [1]
Notional amount at inception (in thousands)	150,000	150,000	300,000	150,000	150,000
Maturity date	5/29/2026	5/29/2026	5/30/2025	5/31/2024	5/31/2024
Fixed interest rate[2]	0.909%	0.910%	0.678%	0.440%	0.435%
1 New interest rate swap contracts effective May 28, 2021.
2 Fixed interest rate is payable by WEX. Counterparties pay floating rate equal to the one-month USD LIBOR.

The following table presents information on the location and amounts of gains and losses from derivatives:

(In thousands)		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in the Statement of Operations	2021	2020	2021	2020
Interest rate swap contracts – unrealized portion	Net unrealized gain (loss) on financial instruments	$5,962	$(4,053)	$13,481	$(36,496)
Interest rate swap contracts – realized portion	Financing interest expense	$(6,081)	$(4,106)	$(11,538)	$(4,898)
Derivative instruments and their related gains and losses are reported within cash flows from operating activities within the condensed consolidated statements of cash flows. See Note 12, Fair Value, for more information regarding the valuation of the Company’s derivatives.

8.	Deposits
WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. See Note 18, Supplementary Regulatory Capital Disclosure, for further information concerning these FDIC requirements.
WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements with brokerage firms for both certificate of deposit and brokered money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and brokered money market deposits are issued at both fixed and variable interest rates based on LIBOR or the Federal Funds rate.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the composition of deposits, which are classified as short-term or long-term based on their contractual maturities:

(In thousands)	June 30, 2021	December 31, 2020
Interest-bearing brokered money market deposits[1]	$443,974	$439,894
Customer deposits	131,311	116,694
Certificates of deposit with maturities within 1 year[1,2,3]	533,937	354,807
Short-term deposits	1,109,222	911,395
Certificates of deposit with maturities greater than 1 year and less than 5 years[1,2,3]	401,440	148,591
Total deposits	$1,510,662	$1,059,986

Weighted average cost of funds on certificates of deposit outstanding	0.64%	1.81%
Weighted average cost of interest-bearing brokered money market deposits	0.23%	0.27%
1 As of June 30, 2021 and December 31, 2020, all certificates of deposit and brokered money market deposits were in denominations of $250 thousand or less, corresponding to FDIC deposit insurance limits.
2 Original maturities range from 9 months to 5 years, with coupon interest rates ranging from 0.12 percent to 3.52 percent as of June 30, 2021. At December 31, 2020, original maturities ranged from 1 year to 5 years with coupon interest rates ranging from 1.35 percent to 3.52 percent.
3 Certificates of deposit include certain brokered money market deposits, which have a fixed maturity and interest rate.
In accordance with regulatory requirements, WEX Bank normally maintains reserves against a portion of its outstanding customer deposits by keeping balances with the Federal Reserve Bank, however, due to temporarily relaxed Federal Reserve requirements enacted in response to the COVID-19 pandemic, there was no required reserve at June 30, 2021 and December 31, 2020.
ICS Purchases
From time to time, WEX Bank utilizes alternative funding sources such as Promontory Interfinancial Network, LLC’s ICS service, which provides for one-way buy transactions among banks for the purposes of purchasing cost-effective variable-rate funding without collateralization. WEX Bank may purchase brokered money market demand accounts and demand deposit accounts in amounts not to exceed $125.0 million through this service. There were no outstanding balances for ICS purchases at June 30, 2021 and December 31, 2020.

9.	Financing and Other Debt
The following table summarizes the Company’s total outstanding debt by type as of June 30, 2021 and December 31, 2020.

(In thousands)	June 30, 2021	December 31, 2020
Borrowings on Revolving Credit Facility	$265,000	$—
Term loans:
Tranche A Term Loans	966,202	873,777
Tranche B Term Loans	1,438,395	1,442,368
Total term loans	2,404,597	2,316,145
Notes outstanding	—	400,000
Convertible Notes	310,000	310,000
Securitized debt	93,044	85,945
Borrowed federal funds	—	20,000
Total gross debt[1]	$3,072,641	$3,132,090
1 See Note 12, Fair Value, for more information regarding the fair value of the Company’s debt.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the Company’s total outstanding debt by balance sheet classification:

(In thousands)	June 30, 2021	December 31, 2020
Current portion of gross debt	$156,385	$170,556
Less: Unamortized debt issuance costs/debt discount	(9,915)	(17,826)
Short-term debt, net	$146,470	$152,730

Long-term portion of gross debt	$2,916,256	$2,961,534
Less: Unamortized debt issuance costs/debt discount	(48,986)	(87,421)
Long-term debt, net	$2,867,270	$2,874,113

Supplemental information:
Letters of credit[1]	$51,700	$51,628
Remaining borrowing capacity on Revolving Credit Facility[2]	$613,300	$818,372
1 Collateral for lease agreements, virtual card and fuel payment processing activity at the Company’s foreign subsidiaries.
2 Contingent on maintaining compliance with the financial covenants as defined in the Company’s Amended and Restated Credit Agreement.
Amended and Restated Credit Agreement
On April 1, 2021, the Company amended and restated the 2016 Credit Agreement (the “Amended and Restated Credit Agreement”). As part of the Amended and Restated Credit Agreement, the lenders agreed to (i) increase commitments under the Company’s secured revolving credit facility from $870.0 million to $930.0 million (the “Revolving Credit Facility”), (ii) provide additional senior secured tranche A term loans (the “Tranche A Term Loans”) resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978.4 million, (iii) re-establish the senior secured tranche B term loans’ aggregate principal amount at $1,442.0 million (the “Tranche B Term Loans”), (iv) eliminate the 0.75 percent eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the previously existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s previously existing 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio for all future quarters, including a reduction from 7.50 to 1:00 to 6.25 to 1:00 for quarters ending through September 30, 2021, with step-downs in periods thereafter. The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments of $12.2 million and $3.6 million, respectively, due on the last day of each March, June, September and December.
As of June 30, 2021, the Company had an outstanding principal amount of $966.2 million on the Tranche A Term Loans, an outstanding principal amount of $1,438.4 million on the Tranche B Term Loans, borrowings on the Revolving Credit Facility of $265.0 million and letters of credit of $51.7 million drawn against the Revolving Credit Facility.
As of June 30, 2021, amounts outstanding under the Amended and Restated Credit Agreement bore a weighted average effective interest rate of 2.2 percent. As of December 31, 2020, amounts outstanding under the 2016 Credit Agreement bore a weighted average effective interest rate of 2.3 percent. The Company maintains interest rate swap contracts to manage the interest rate risk associated with its outstanding variable-interest rate borrowings. See Note 7, Derivative Instruments, for further discussion. In addition, the Company agreed to pay a quarterly commitment fee at a rate per annum ranging, as of June 30, 2021, from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility (which was 0.40 percent at both June 30, 2021 and December 31, 2020) determined based on the Company’s consolidated leverage ratio.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company accounted for the amendment and restatement of the 2016 Credit Agreement as both a debt modification and extinguishment, and consequently recorded a loss on extinguishment of debt of $3.4 million related to the write-off of unamortized debt issuance costs during the three and six-months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company incurred $5.5 million of third-party debt restructuring costs associated with the amendment and restatement, which have been classified within general and administrative expenses in our condensed consolidated statements of operations. Debt discounts and financing fees totaling $16.1 million, incurred in conjunction with the amendment and restatement, were capitalized during the three and six months ended June 30, 2021, and are being amortized into interest expense over the term of the respective debt facilities using the effective interest method.
Debt Covenants
The Amended and Restated Credit Agreement contains various affirmative, negative and financial maintenance covenants affecting the Company and its subsidiaries including, in certain limited circumstances, WEX Bank and the Company’s other regulated subsidiaries. As of June 30, 2021, the Company was in compliance with all material covenants of its Amended and Restated Credit Agreement.
Notes Outstanding
On March 15, 2021, the Company redeemed $400.0 million of Notes outstanding, which were otherwise scheduled to mature on February 1, 2023. The redemption price of the Notes was $400.0 million plus accrued and unpaid interest through the redemption date. Prior to redemption, interest was payable semiannually in arrears on February 1 and August 1 of each year. Unamortized debt issuance costs previously incurred and capitalized in conjunction with the Notes were accelerated as of the redemption date and amortized in full to interest expense of $1.4 million during the six months ended June 30, 2021.
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
The issuance of the Convertible Notes provided the Company with net proceeds of approximately $299.2 million after original issue discount. The Convertible Notes have a seven-year term maturing July 15, 2027, unless earlier converted, repurchased or redeemed. Interest is calculated at a fixed rate of 6.5 percent per annum, payable semi-annually in arrears on January 15 and July 15 of each year. At the Company's option, interest is either payable in cash, through accretion to the principal amount of the Convertible Notes, or a combination of cash and accretion.

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
The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX's common stock is at least 200 percent of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice, (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date.
In the event of certain fundamental change transactions, including certain change of control transactions and delisting events involving the Company, holders of the Convertible Notes will have the right to require the Company to repurchase its Convertible Notes at 105 percent of the outstanding principal amount of the Convertible Notes, plus the present value of future

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest payments through the date of maturity. There were no shares issued upon conversion, exercise or satisfaction of required conditions under these Convertible Notes during the three months ended June 30, 2021.
Until January 1, 2021, the Convertible Notes were separated into liability and equity components. Effective January 1, 2021, the Company adopted ASU 2020-06 using the modified-retrospective approach under which separation of the conversion feature into an equity component is no longer required, and the Company now accounts for the Convertible Notes and its conversion feature as a single unit of account. The remaining debt discount and debt issuance costs associated with the Convertible Notes will be amortized to interest expense using the effective interest rate method over the seven-year contractual life of the Convertible Notes. As of June 30, 2021, the Convertible Notes have an effective interest rate of 7.5 percent.

Based on the closing price of the Company's common stock as of June 30, 2021, the “if-converted” value of the Convertible Notes was less than the respective principal amount.
The Convertible Notes consist of the following:

(In thousands)	June 30, 2021	December 31, 2020
Principal	$310,000	$310,000
Less: Unamortized discounts	(13,733)	(66,755)
Less: Unamortized issuance cost	(2,211)	(2,358)
Net carrying amount of Convertible Notes[1]	$294,056	$240,887

Equity component[2]	$—	$54,689
1 Recorded within long-term debt, net on our condensed consolidated balance sheet.
2 Represents the proceeds allocated to the conversion option, or debt discount, recorded within additional paid-in capital on the condensed consolidated balance sheet through December 31, 2020. Additional paid-in capital on the condensed consolidated balance sheet through December 31, 2020 was further reduced by $0.6 million of issuance costs and $13.6 million in taxes associated with the equity component. Effective January 1, 2021, the Convertible Notes and its conversion feature were accounted for as a single unit of account.
The following table sets forth total interest expense recognized for the Convertible Notes:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest on 6.5 percent coupon	$5,038	$10,075
Amortization of debt discount and debt issuance costs	501	1,054
	$5,539	$11,129
Australian Securitization Facility
The Company has a securitized debt agreement with MUFG Bank, Ltd. through April 2022. Under the terms of the agreement, each month on a revolving basis, the Company sells certain of its Australian receivables to the Company’s Australian Securitization Subsidiary, which in turn uses the receivables as collateral to issue asset-backed commercial paper (“securitized debt”). The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes.
The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Australian Bank Bill Rate plus an applicable margin. The interest rate was 0.91 percent and 0.97 percent as of June 30, 2021 and December 31, 2020, respectively. The Company had $65.9 million and $62.6 million of securitized debt under this facility as of June 30, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.
European Securitization Facility
Under the terms of the Company’s securitized debt agreement with MUFG Bank, Ltd., each month on a revolving basis, the Company sells certain of its receivables from selected European countries to its European Securitization Subsidiary, which in turn, uses the receivables as collateral to issue securitized debt. The amount collected on the securitized receivables is restricted to pay the securitized debt and is not available for general corporate purposes. During April 2021, the securitized debt agreement was amended to extend the maturity date through April 2022.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company pays a variable interest rate on the outstanding balance of the securitized debt, based on the Sterling Overnight Index Average, plus an applicable margin. The interest rate was 1.01 percent and 0.98 percent as of June 30, 2021 and December 31, 2020, respectively. The Company had $27.2 million and $23.4 million of securitized debt under this facility as of June 30, 2021 and December 31, 2020, respectively, recorded in short-term debt, net.

Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
As of June 30, 2021 and December 31, 2020, the Company had an outstanding participation agreement for the borrowing of up to $60.0 million through December 31, 2021. There were no amounts borrowed against this participation agreement as of June 30, 2021 or December 31, 2020.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $568.0 million and $376.0 million as of June 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings as of June 30, 2021 and $20.0 million of outstanding borrowings as of December 31, 2020.
Other
As of June 30, 2021, WEX Bank pledged $369.2 million of fleet receivables held by WEX Bank to the Federal Reserve Bank as collateral for potential borrowings, through the Federal Reserve Bank Discount Window. Amounts that can be borrowed are based on the amount of collateral pledged and were $268.0 million as of June 30, 2021 and $188.4 million as of December 31, 2020. WEX Bank had no borrowings outstanding on this line of credit through the Federal Reserve Bank Discount Window as of June 30, 2021 and December 31, 2020.

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
The Company sold $144.7 million and $263.7 million of accounts receivable under this arrangement during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company sold $75.9 million and $204.7 million of accounts receivable under this arrangement, respectively. Proceeds received, which are recorded net of applicable costs, including interest and commissions, are recorded in operating activities in the condensed consolidated statements of cash flows. The loss on factoring, recorded within cost of services in the condensed consolidated statements of operations, was $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the loss on factoring was $0.4 million and $1.1 million, respectively. As of each of June 30, 2021 and December 31, 2020, the amount of outstanding transferred receivables in excess of the established credit limit was immaterial. Charge-backs on balances in excess of the credit limit during each of the six months ended June 30, 2021 and June 30, 2020 were immaterial.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

WEX Bank Accounts Receivable Factoring
Under a factoring agreement with an unrelated third-party financial institution, WEX Bank sells certain of its trade accounts receivable under non-recourse transactions. Subsequent to June 30, 2021, the agreement was extended through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. WEX Bank continues to service the receivables post-transfer with no participating interest. As such, transfers under this arrangement are treated as a sale and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.
The Company sold $0.4 billion and $0.6 billion of trade accounts receivable under this arrangement during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company sold $0.2 billion and $2.9 billion of accounts receivable under this arrangement, respectively. Proceeds received, which are reported net of a negotiated discount rate, are recorded in operating activities in the statements of cash flows. The loss on factoring, which is recorded within cost of services in the condensed consolidated statements of operations, was immaterial for the three and six months ended June 30, 2021 and 2020, respectively.

11.	Investment Securities
The Company’s investment securities were purchased and are held by WEX Bank primarily to meet the requirements of the Community Reinvestment Act. Changes in the fair value of the Company’s equity securities are recognized within net unrealized gain (loss) on financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. The Company’s debt securities, and any changes in their fair values, are not material individually or in the aggregate as of June 30, 2021 and December 31, 2020. Purchases, sales and maturities associated with investment securities are treated as investing activities within the condensed consolidated statements of cash flows. Refer to Note 12, Fair Value, for further information.

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

(In thousands)	Fair Value Hierarchy	June 30, 2021	December 31, 2020
Financial Assets:
Money market mutual funds[1]	1	$155	$335,449
Investment securities
Municipal bonds	2	$145	$197
Asset-backed securities	2	186	210
Mortgage-backed securities	2	131	138
Pooled investment fund measured at NAV[2]		9,000	9,000
Fixed-income mutual fund	1	27,469	27,728
Total investment securities		$36,931	$37,273
Executive deferred compensation plan trust[3]	1	$10,877	$9,586
Interest rate swaps[4]	2	$5,858	$—

Liabilities
Interest rate swaps[4]	2	$37,315	$44,938
Contingent consideration[5]	3	$74,900	$—
1 The fair value is recorded in cash and cash equivalents.
2 The fair value of this security is measured at NAV as a practical expedient and has not been classified within the fair value hierarchy. The amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.
3 The fair value is recorded as current or long-term based on the timing of the Company’s executive deferred compensation plan payment obligations. At June 30, 2021, $1.5 million and $9.4 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively. At December 31, 2020, $0.9 million and $8.7 million in fair value is recorded within prepaid expenses and other current assets and other assets, respectively.
4 The fair value is recorded as current or long-term depending on the timing of expected discounted cash flows. At June 30, 2021, $5.9 million of fair value was recorded in other assets. At June 30, 2021, $25.1 million and $12.3 million in fair value is recorded within other current liabilities and other liabilities, respectively. At December 31, 2020, $22.0 million and $22.9 million in fair value is recorded within other current liabilities and other liabilities, respectively.
5 The fair value is recorded in other liabilities.
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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pooled Investment Fund

(In thousands)	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Pooled investment fund, as of June 30, 2021	$9,000	—	Monthly	30 days
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
Contingent Consideration

As part of the asset acquisition from Bell Bank discussed in Note 4, Acquisitions, the Company is obligated to pay additional consideration contingent upon increases in the Federal Fund rate. The Company determined the fair value of this contingent consideration derivative liability based on discounted cash flows using the difference between the baseline Federal Funds rate in the purchase agreement with Bell Bank and future forecasted Federal Funds rates over the agreement term. The forecasted Federal Funds rates represent a Level 3 input within the fair value hierarchy. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 1.41 percent. Significant increases or decreases in the Federal Fund rates could result in material increases or decreases, respectively, to the fair value of the Company’s contingent consideration derivative liability.

The Company records changes in the estimated fair value of the contingent consideration in the condensed consolidated statements of operations. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during the six months ended June 30, 2021 are as follows:

(In thousands)	Fair Value
Contingent consideration – December 31, 2020	$—
Contingent consideration recorded as a result of the acquisition (Note 4)	$27,200
Change in estimated fair value	$47,700
Contingent consideration – June 30, 2021	$74,900

Assets and Liabilities Measured at Carrying Value, for which Fair Value is Disclosed
Term Loans and borrowings on Revolving Credit Facility
The Company determines the fair value of the Tranche A and Tranche B Term Loans outstanding based on the market rates for the issuance of the Company’s debt, which are Level 2 inputs in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the carrying value of both the Tranche A Term Loans and Tranche B Term Loans, approximated fair value. The principal amount of the outstanding borrowings on the Revolving Credit Facility under the Amended and Restated Credit Agreement approximate fair value, as the interest rate on this facility is a variable market-based rate.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Convertible Notes
The Company determines the fair value of the Convertible Notes outstanding using our stock price and volatility, the conversion premium on the Convertible Notes and effective interest rates for similarly-rated credit issuances, all of which are Level 2 inputs in the fair value hierarchy. As of June 30, 2021 and December 31, 2020, the fair value of our Convertible Notes approximated $392.2 million and $405.6 million, respectively.
Other Assets and Liabilities
The Company’s financial instruments, other than those presented above, include cash, cash equivalents, restricted cash, accounts receivable, certificates of deposit, accounts payable, accrued expenses and other liabilities. The carrying values of such assets and liabilities approximate their respective fair values due to their short-term nature. The carrying values of interest-bearing brokered money market deposits, securitized debt, participation debt and borrowed federal funds approximate their respective fair values, as the interest rates on these financial instruments are variable market-based rates.

13.	Redeemable Non-Controlling Interest
On March 5, 2019, the Company acquired Discovery Benefits, an employee benefits administrator. The seller of Discovery Benefits, SBI, obtained a 4.9 percent equity interest in PO Holding, the newly formed parent company of WEX Health and Discovery Benefits. SBI’s 4.9 percent non-controlling interest in PO Holding was initially established at both carrying value and fair value.
The agreement provides SBI with a put right and the Company with a call right for the equity interest, which can be exercised no earlier than seven years following the date of acquisition. Upon exercise of the put or call right, the purchase price is calculated based on a revenue multiple of peer companies (as described in the operating agreement for PO Holding) applied to trailing twelve month revenues of the U.S. Health business. The put option makes the non-controlling interest redeemable and, therefore, the non-controlling interest is classified as temporary equity outside of stockholders’ equity.
The Company calculates the redemption value of the non-controlling interest on a quarterly basis using revenue multiples as determined in accordance with the operating agreement for PO Holding and as described above. The redeemable non-controlling interest is reported at the higher of its redemption value or the non-controlling interest holder’s proportionate share of the U.S. Health business’ net carrying value. Any resulting change in the value of the redeemable non-controlling interest is offset against retained earnings and impacts earnings per share.
As part of WEX Inc.’s purchase of the HSA contractual rights from Bell Bank, as further described in Note 4, Acquisitions, on April 1, 2021, WEX Inc. and SBI entered into that certain Second Amended and Restated Limited Liability Company Operating Agreement of PO Holding LLC (“PO Holding Operating Agreement”), which reflected the Company’s purchase of $11.2 million of SBI’s non-controlling interest in PO Holding, which reduced SBI’s ownership percentage to 4.53 percent and amended the calculation of the price payable by WEX Inc. upon its exercise of its call right or upon SBI’s exercise of its put right to account for revenue generated by the assets acquired from Bell Bank.
Pursuant to the PO Holding Operating Agreement, SBI subsequently elected to participate in the equity financing of the benefitexpress Acquisition. As part of the Subscription Agreement more fully described in Note 4, Acquisitions, SBI agreed to pay the Company $12.5 million, which was equal to 4.53 percent of the purchase price. This receivable was ultimately settled through the Payment Reduction described in Note 4, Acquisitions.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the changes in the Company’s redeemable non-controlling interest:

(In thousands)	2021	2020
Balance at December 31	117,219	156,879
Net income attributable to redeemable non-controlling interest	353	142
Change in value of redeemable non-controlling interest	25,044	2,624
Balance at March 31	$142,616	$159,645
Net income attributable to redeemable non-controlling interest	232	99
Repurchase of non-controlling interest	(11,191)	—
Contribution from non-controlling interest	12,457	—
Change in value of redeemable non-controlling interest	43,823	(59,940)
Balance at June 30	$187,937	$99,804

14.	Income Taxes
The Company’s effective tax rate was (7.9) percent and (7.8) percent for the three and six months ended June 30, 2021, respectively, as compared to 310.8 percent and 104.6 percent for the three and six months ended June 30, 2020, respectively. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant decrease in the Company’s current year tax rate was primarily due to excess tax benefits arising from stock-based compensation. Effective tax rates were higher in the prior year primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes with relatively significant non-deductible expenses.
Undistributed earnings of certain foreign subsidiaries of the Company amounted to $88.5 million and $58.5 million at June 30, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability; however, it is not expected to be material.

15.	Commitments and Contingencies
Restructuring Activities
In connection with the acquisition of eNett and Optal, during the first quarter of 2021, the Company initiated a restructuring program within the Travel and Corporate Solutions segment. The restructuring initiative consisted of employee separation costs, which the Company determined are probable and reasonably estimable. As such, the Company recorded charges incurred under this initiative of $5.4 million for the six months ended June 30, 2021, within general and administrative expenses on the condensed consolidated statements of operations. Charges incurred under this initiative were immaterial during the three months ended June 30, 2021.
Litigation
The Company is subject to legal proceedings and claims in the ordinary course of business. As of the date of this filing, the current estimate of a reasonably possible loss contingency from all legal proceedings is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Commitments
Minimum Volume Commitments
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million and $3.0 million during the three and six months ended June 30, 2021, respectively, as a result of lower volumes resulting from COVID-19, which are offset against revenues on the condensed consolidated statements of operations.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Commitments
Other significant commitments and contingencies as of June 30, 2021 are consistent with those discussed in Note 21, Commitments and Contingencies, to the consolidated financial statements in the Annual Report on Form 10–K for the year ended December 31, 2020.

16.	Stock–Based Compensation
On June 4, 2021, our stockholders approved the Amended and Restated 2019 Equity and Incentive Plan (the “Amended 2019 Plan”), which had previously been adopted by the Company’s Board of Directors subject to stockholder approval. The Amended 2019 Plan amends and restates the Company’s 2019 Equity and Incentive Plan (the "Original 2019 Plan") to provide that (i) 4,500,000 shares of the Company’s common stock, reduced by the number of shares of the Company’s common stock subject to awards granted under the Original 2019 Plan between March 21, 2021 and June 4, 2021, will be available for the issuance of new awards under the Amended 2019 Plan after the date of the annual meeting of stockholders which occurred on June 4, 2021, (ii) 1,235,669 shares of the Company’s common stock will be reserved for issuance in respect of awards granted under the Original 2019 Plan between May 9, 2019 and March 21, 2021, and (iii) the number of shares of the Company’s common stock as is equal to the number of shares of the Company’s common stock subject to awards granted under the Company’s 2010 Equity and Incentive Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right will be made available for the issuance of awards under the Amended 2019 Plan.
Under the Amended 2019 Plan, the Company regularly grants equity awards in the form of stock options, restricted stock, restricted stock units and other stock-based awards to certain employees and directors. The fair value of restricted stock units, DSUs and performance-based restricted stock units, excluding awards that include a TSR provision, is based on the closing market price of the Company’s stock on the grant date as reported by the NYSE. The fair value of each service-based stock option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The fair value of awards with market-based performance conditions, including those with TSR provisions, is estimated on the grant date using a Monte-Carlo simulation pricing model.
Stock-based compensation expense was $20.6 million and $38.5 million for the three and six months ended June 30, 2021, respectively, as compared to $14.2 million and $26.8 million for the three and six months ended June 30, 2020, respectively.

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

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present the Company’s reportable segment revenues:

	Three Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$126,450	$68,282	$18,694	$213,426
Account servicing revenue	42,293	11,222	79,482	132,997
Finance fee revenue	59,258	199	42	59,499
Other revenue	46,387	2,059	5,115	53,561
Total revenues	$274,388	$81,762	$103,333	$459,483

Interest income	$705	$2	$6	$713

	Three Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$90,147	$43,261	$14,053	$147,461
Account servicing revenue	36,694	10,183	62,602	109,479
Finance fee revenue	42,463	220	28	42,711
Other revenue	35,076	831	11,526	47,433
Total revenues	$204,380	$54,495	$88,209	$347,084

Interest income	$635	$28	$275	$938

	Six Months Ended June 30, 2021
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$237,026	$125,530	$39,259	$401,815
Account servicing revenue	82,284	21,909	147,427	251,620
Finance fee revenue	111,098	493	61	111,652
Other revenue	87,817	4,472	12,864	105,153
Total revenues	$518,225	$152,404	$199,611	$870,240

Interest income	$1,016	$10	$10	$1,036

	Six Months Ended June 30, 2020
(In thousands)	Fleet Solutions	Travel and Corporate Solutions	Health and Employee Benefit Solutions	Total
Payment processing revenue	$203,470	$113,529	$34,499	$351,498
Account servicing revenue	75,902	21,246	126,171	223,319
Finance fee revenue	97,805	755	78	98,638
Other revenue	77,050	3,324	24,934	105,308
Total revenues	$454,227	$138,854	$185,682	$778,763

Interest income	$1,901	$253	$694	$2,848

The CODM evaluates the financial performance of each segment using segment adjusted operating income, which excludes: (i) acquisition and divestiture related expenses (including acquisition-related intangible amortization); (ii) stock-based compensation; (iii) other costs; (iv) debt restructuring costs; and (v) unallocated corporate expenses. Additionally, we do not allocate foreign currency gains and losses, financing interest expense, unrealized and realized gains and losses on financial

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

instruments, change in fair value of contingent consideration, income taxes and adjustments attributable to non-controlling interests to our operating segments.
The following table reconciles total segment adjusted operating income to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Segment adjusted operating income
Fleet Solutions	$137,865	$77,180	$256,123	$181,788
Travel and Corporate Solutions	17,157	10,961	24,172	32,876
Health and Employee Benefit Solutions	29,080	25,258	59,624	54,725
Total segment adjusted operating income	$184,102	$113,399	$339,919	$269,389

Reconciliation:
Total segment adjusted operating income	$184,102	$113,399	$339,919	$269,389
Less:
Unallocated corporate expenses	17,174	13,953	33,383	30,496
Acquisition-related intangible amortization	45,294	42,478	87,748	85,016
Other acquisition and divestiture related items	10,690	7,735	25,486	15,677
Debt restructuring costs	5,299	687	5,936	765
Stock-based compensation	21,662	15,069	40,605	26,889
Other costs	1,705	4,695	13,942	6,935
Operating income	82,278	28,782	132,819	103,611
Financing interest expense	(32,473)	(28,832)	(65,757)	(60,863)
Net foreign currency loss	1,342	(2,462)	(1,413)	(31,189)
Change in fair value of contingent consideration	(47,700)	—	(47,700)	—
Net unrealized gain (loss) on financial instruments	6,013	(3,842)	13,046	(35,889)
Income (loss) before income taxes	$9,460	$(6,354)	$30,995	$(24,330)

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
Quantitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2021, the most recent FDIC exam report categorized WEX Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events subsequent to that examination report that management believes have changed WEX Bank’s capital rating.

WEX INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents WEX Bank’s actual and regulatory minimum capital amounts and ratios:

(In thousands)	Actual Amount	Ratio	Minimum for Capital Adequacy Purposes Amount	Ratio	Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
June 30, 2021
Total Capital to risk-weighted assets	$319,796	11.69%	$218,761	8.00%	$273,451	10.00%
Tier 1 Capital to average assets	$291,969	9.94%	$117,465	4.00%	$146,831	5.00%
Common equity to risk-weighted assets	$291,969	10.68%	$123,053	4.50%	$177,743	6.50%
Tier 1 Capital to risk-weighted assets	$291,969	10.68%	$164,071	6.00%	$218,761	8.00%
December 31, 2020
Total Capital to risk-weighted assets	$299,136	15.04%	$159,148	8.00%	$198,935	10.00%
Tier 1 Capital to average assets	$287,570	12.71%	$90,514	4.00%	$113,143	5.00%
Common equity to risk-weighted assets	$287,570	14.46%	$89,521	4.50%	$129,308	6.50%
Tier 1 Capital to risk-weighted assets	$287,570	14.46%	$119,361	6.00%	$159,148	8.00%

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
•Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recently Adopted Accounting Standards
This discussion should be read in conjunction with our audited consolidated financial statements as of December 31, 2020, the notes accompanying those financial statements and MD&A as contained in our Annual Report on Form 10–K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021, and in conjunction with the condensed consolidated financial statements and notes in Part I – Item 1 of this report.
Overview
WEX Inc. is a leading financial technology service provider. We currently operate in three reportable segments: Fleet Solutions, Travel and Corporate Solutions, and Health and Employee Benefit Solutions. The Fleet Solutions segment provides customers with fleet vehicle payment processing services specifically designed for the needs of commercial and government fleets. The Travel and Corporate Solutions segment focuses on the complex payment environment of B2B payments, providing customers with payment processing solutions for their corporate payment and transaction monitoring needs. The Health and Employee Benefit Solutions segment generates a substantial majority of its revenues through the provision of consumer-directed healthcare payment products and processing through our U.S. SaaS platforms.
Summary
COVID-19 Pandemic
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China in January 2020, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. The United States and the global communities in which we operate continue to face challenges posed by the COVID-19 pandemic although we, like many companies, are encouraged by the increased availability of vaccines and we look forward to an ultimate return to a more normalized working environment. To date however, we have continued to suspend most travel for employees, our office capacity generally remains limited and, since mid-March 2020, our employees have largely continued to work remotely in most geographies. While we continue to operate effectively during this challenge, the full impact of the COVID-19 pandemic on our business and the global economy remains uncertain. The ultimate consequences will depend on many factors outside of our control, including the availability and effectiveness of vaccines and therapeutics and the ultimate duration and severity of the pandemic itself; including the impact, if any, of COVID variants.

Certain of our reportable segments, particularly Travel and Corporate Solutions, have been significantly impacted by COVID-19, however, we continue to see recovery across all segments with sequential improvement in transaction volumes, revenues and earnings during both the first and second quarters of 2021. The Company’s revenues are largely recurring in nature, therefore, as we add new volumes and our existing customer base recovers, we expect to capture the related growth.
Amended and Restated Credit Agreement
On April 1, 2021, the Company amended and restated the 2016 Credit Agreement. For further information regarding this amendment and restatement refer to the following Liquidity and Capital Resources section of this MD&A and Part I – Item 1 – Note 9, Financing and Other Debt, to the condensed consolidated financial statements of this Form 10-Q.

Asset Acquisition
On April 1, 2021, WEX Inc. completed the acquisition of certain contractual rights to serve as custodian or sub-custodian to certain health savings accounts from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment of $25.0 million in January 2024. As of June 1, 2021, in connection with of the acquisition by WEX Health of Cirrus Holdings, LLC further discussed below, the second deferred payment of $25.0 million was reduced by the amount of $12.5 million (the “Payment Reduction”). As a result of the Payment Reduction, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
The purchase agreement also includes potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and shall extend until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225 million.
Acquisition of remaining interest in WEX Europe Services
On April 13, 2021, the Company both entered into a share purchase agreement for, and consummated the acquisition of, the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. As a result of the transaction, the Company now owns 100 percent of the issued ordinary share capital of WEX Europe Services, which operates part of our European Fleet business. This transaction further streamlines the European Fleet business in order to create revenue synergies and manage the associated cost structure.
benefitexpress Acquisition

On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, completed the acquisition of Cirrus Holdings, LLC, the indirect owner of Benefit Express Services, LLC, which is a provider of highly configurable, cloud-based benefits administration technologies and services doing business under the name benefitexpress (the “benefitexpress Acquisition”). The transaction expanded the Company’s role in the healthcare ecosystem, bringing together benefit administration, compliance services, and consumer-directed health and lifestyle spending accounts together to form a full-service benefits marketplace. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. WEX Inc. indirectly owns 95.47 percent of WEX Health. For further information regarding the structure of the benefitexpress Acquisition refer to Part I - Item 1 - 4, Acquisitions.
Notes Redemption
As disclosed in our Annual Report on Form 10–K for the year ended December 31, 2020, on February 11, 2021, the Company provided irrevocable notice to The Bank of New York Mellon Trust Company, N.A., of its intent to redeem its outstanding $400 million 4.75 percent senior secured notes due February 1, 2023. On March 15, 2021, the Company redeemed such senior secured notes outstanding for a redemption price of $400 million plus accrued and unpaid interest through the redemption date.

Key Performance Indicators
Below are key metrics from the second quarter of 2021:

			Increase (Decrease)
	Q2 2021	Q2 2020	Amount	Percent
Fleet Solutions
Fuel transactions processed (in millions)	158.7	127.9	30.8	24.1%
Payment processing transactions (in millions)	130.1	103.1	27	26.2%
Average vehicles serviced (in millions)	16.2	15.1	1.1	7.3%
Average U.S. fuel price (US$ / gallon)	$3.04	$2.07	$0.97	46.9%
Travel and Corporate Solutions
Payment solutions purchase volume (in millions)	$8,736.0	$3,168.1	$5,567.9	175.7%
Health and Employee Benefit Solutions
Purchase volume (000s)	$1,311,131	$1,017,318	$293,813	28.9%
Average number of U.S. SaaS accounts (in millions)	16.4	14.5	1.9	13.1%
Fleet Solutions
•Fuel transactions processed increased approximately 24 percent from the second quarter of 2020 to 158.7 million for the second quarter of 2021.
•Payment processing transactions, which represents the total number of purchases made by fleets that have a payment processing relationship with WEX, are up approximately 26 percent as compared to the same period last year.
•Average number of vehicles serviced increased approximately 7 percent from the second quarter of 2020 to approximately 16.2 million for the second quarter of 2021 primarily related to growth in our North American customer base.
•The average U.S. fuel price per gallon during the second quarter of 2021 was $3.04, an approximate 47 percent increase from the same period last year.
Travel and Corporate Solutions
•Payment solutions purchase volume, which represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products, was $8.7 billion for the second quarter of 2021, representing an increase of 176 percent from the same period last year. This increase was driven primarily by the acquisition of eNett and Optal, increased volumes in our corporate payment solutions business, and a recovery in domestic travel and tourism from the pandemic related lows.
Health and Employee Benefit Solutions
•Purchase volume, which represents the total dollar value of all transactions where interchange is earned by the Company, is up approximately 29 percent as compared to the same period last year.
•Average number of U.S. SaaS accounts, which represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our U.S. SaaS platforms, grew by approximately 1.9 million for the second quarter of 2021, a 13 percent increase from the same period in the prior year. Approximately 1.0 million of this increase relates to temporary accounts added directly as result of COBRA related services we performed as a result of the American Rescue Plan Act legislation.
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
Fleet Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands, except per gallon data)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues(a)
Payment processing revenue	$126,450	$90,147	$36,303	40%	$237,026	$203,470	$33,556	16%
Account servicing revenue	42,293	36,694	5,599	15%	82,284	75,902	6,382	8%
Finance fee revenue	59,258	42,463	16,795	40%	111,098	97,805	13,293	14%
Other revenue	46,387	35,076	11,311	32%	87,817	77,050	10,767	14%
Total revenues	$274,388	$204,380	$70,008	34%	$518,225	$454,227	$63,998	14%

Key operating statistics
Payment processing revenue:
Payment processing transactions(b)	130,104	103,086	27,018	26%	248,493	224,677	23,816	11%
Payment processing fuel spend(c)	$10,995,418	$6,135,265	$4,860,153	79%	$20,172,378	$14,547,907	$5,624,471	39%
Average price per gallon of fuel – Domestic – ($USD/gal)	$3.04	$2.07	$0.97	47%	$2.89	$2.32	$0.57	25%
Net payment processing rate(d)	1.15%	1.47%	(0.32)%	(22)%	1.18%	1.40%	(0.22)%	(16)%

(a) The impact of foreign currency exchange rate fluctuations on Fleet Solutions increased revenue by $4.0 million in the second quarter of 2021 and $7.6 million in the first half of 2021 as compared to the same periods in the prior year.
(b) Payment processing transactions represents the total number of purchases made by fleets that have a payment processing relationship with WEX.
(c) Payment processing fuel spend represents the total dollar value of the fuel purchased by fleets that have a payment processing relationship with WEX.

(d) Net payment processing rate represents the percentage of the dollar value of each payment processing transaction that WEX records as revenue from merchants less certain discounts given to customers and network fees. Continued customer mix shift to larger over-the-road fleets has resulted in a decline in our net payment processing rate for the three and six months ended June 30, 2021, as compared to the same periods in the prior year.

Fleet Solutions revenue increased $70.0 million for the second quarter of 2021 and $64.0 million for the first half of 2021 as compared to the same periods in the prior year. Revenues have been favorably impacted by higher domestic fuel prices as well as increased domestic and international volumes from the pandemic-driven lows of the second quarter of 2020. Favorable impact from fuel prices and spreads contributed to an increase of $33.3 million and $32.3 million in revenue for the three and six months ended June 30, 2021, respectively, as compared to the same periods in the prior year.

Finance fee revenue is comprised of the following components:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Finance income	$45,235	$35,071	$10,164	29%	$86,385	$81,811	$4,574	6%
Factoring fee revenue	14,023	7,392	6,631	90%	24,713	15,994	8,719	55%
Finance fee revenue	$59,258	$42,463	$16,795	40%	$111,098	$97,805	$13,293	14%
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
Finance income increased $10.2 million for the second quarter of 2021 and $4.6 million for the first half of 2021 as compared to the same periods in the prior year. These increases were driven by improvement in spend volumes and fuel prices, offset in part by lower customer delinquencies. During both the three and six months ended June 30, 2021 and June 30, 2020, monthly late fee rates and minimum finance charges ranged up to 9.99 percent and $75, respectively. The weighted average late fee rate, net of related charge-offs, was 5.8 percent and 5.9 percent for the three and six months ended June 30, 2021, respectively, and 5.7 percent and 5.6 percent for the three and six months ended June 30, 2020, respectively. Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers experiencing financial difficulties during the three and six months ended June 30, 2021 and 2020.

The primary source of factoring fee revenue is calculated as a negotiated percentage fee of the receivable balance that we purchase. A secondary source of factoring fee revenue is a flat rate service fee to our customers that request a non-contractual same day funding of the receivable balance. Factoring fee revenue increased $6.6 million for the second quarter of 2021 and $8.7 million for the first half of 2021, as compared with the same periods in the prior year due to increased shipping demand and increased rates, leading to an increase in the size and volume of factored invoices.

Operating Expenses
The following table compares line items within operating income for Fleet Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$52,698	$46,325	$6,373	14%	$104,890	$96,661	$8,229	9%
Service fees	$1,974	$1,722	$252	15%	$3,702	$3,563	$139	4%
Provision for credit losses	$11,522	$18,285	$(6,763)	(37)%	$15,886	$38,892	$(23,006)	(59)%
Operating interest	$1,796	$5,102	$(3,306)	(65)%	$3,905	$11,280	$(7,375)	(65)%
Depreciation and amortization	$12,410	$11,600	$810	7%	$25,125	$23,658	$1,467	6%

Other operating expenses
General and administrative	$22,749	$22,391	$358	2%	$43,251	$43,858	$(607)	(1)%
Sales and marketing	$42,130	$31,514	$10,616	34%	$83,155	$72,824	$10,331	14%
Depreciation and amortization	$19,412	$22,504	$(3,092)	(14)%	$38,997	$44,881	$(5,884)	(13)%

Operating income	$109,697	$44,937	$64,760	144%	$199,314	$118,610	$80,704	68%
Cost of services
Processing costs increased by $6.4 million and $8.2 million for the second quarter and the first half of 2021, respectively, as compared with the same periods in the prior year. Such increases were primarily driven by higher business support costs incurred as a result of the increased volumes experienced during the quarter and year-to-date period ended June 30, 2021 as compared to the prior year comparable periods.
Service fees for the three and six months ended June 30, 2021 were generally consistent with the same periods in the prior year.
Provision for credit losses decreased by $6.8 million for the second quarter of 2021 and $23.0 million for the six months ended June 30, 2021, as compared to the same periods in the prior year. The adoption of the new credit loss accounting standard during the first quarter of 2020, coupled with an increase in expected credit losses during the first two quarters of 2020 as a result of COVID-19, resulted in a higher provision for credit losses in the prior year. We generally measure our credit loss performance by calculating fuel-related credit losses as a percentage of total fuel expenditures on payment processing transactions. This metric for credit losses was 8.1 and 7.2 basis points of fuel expenditures for the second quarter and first half of 2021, respectively, as compared to 26.9 and 25.0 basis points of fuel expenditures for the same periods in the prior year, respectively.
Operating interest decreased $3.3 million and $7.4 million for the second quarter and first half of 2021, respectively, as compared to the same periods in the prior year. The decreases from the comparable periods in 2020 were due primarily to lower interest rates.
Depreciation and amortization remained relatively consistent for the second quarter and first half of 2021, as compared with the same periods in the prior year.
Other operating expenses
General and administrative expenses remained consistent for the second quarter and first half of 2021, as compared with the same periods in the prior year.
Sales and marketing expenses increased $10.6 million and $10.3 million for the three and six months ended June 30, 2021, respectively, as compared with the same periods in the prior year. These increases were driven by higher partner commissions due to volume growth and a rise in segment expenses during the second quarter of 2021 as compared to the prior year’s cost containment initiatives enacted as a result of the pandemic.
Depreciation and amortization decreased $3.1 million for the second quarter of 2021 and $5.9 million for the first half of 2021 as compared to the same periods in the prior year. These decreases were due primarily to lower ongoing amortization over time resulting from the impact of the accelerated method of amortization on certain acquired customer relationships.

Travel and Corporate Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues(1)
Payment processing revenue	$68,282	$43,261	$25,021	58%	$125,530	$113,529	12,001	11%
Account servicing revenue	11,222	10,183	1,039	10%	21,909	21,246	663	3%
Finance fee revenue	199	220	(21)	(10)%	493	755	(262)	(35)%
Other revenue	2,059	831	1,228	148%	4,472	3,324	1,148	35%
Total revenues	$81,762	$54,495	$27,267	50%	$152,404	$138,854	13,550	10%

Key operating statistics
Payment processing revenue:
Payment solutions purchase volume(2)	$8,736,019	$3,168,064	$5,567,955	176%	$14,843,694	$11,209,176	$3,634,518	32%

(1) Foreign currency exchange rate fluctuations had an immaterial impact on Travel and Corporate Solutions revenues during each of the three and six months ended June 30, 2021..
(2) Payment solutions purchase volume represents the total dollar value of all WEX-issued transactions that use WEX corporate card products and virtual card products.
Travel and Corporate Solutions revenue increased $27.3 million for the second quarter of 2021 and $13.6 million for the first half of 2021 as compared to the same periods in the prior year, primarily due to increased purchase volumes in our corporate payments business as a result of continued strength in the partner channel, increased revenues attributable to the acquisition of eNett and Optal, and continued recovery of travel volumes from pandemic related lows during the three and six months ended June 30, 2021. These increases were offset in part by a $3.7 million reduction in revenue during the second quarter of 2021 due to a deferral of incentives received within the year.
Concessions to certain customers experiencing financial difficulties may be granted and are limited to extending the time to pay, placing a customer on a payment plan or granting waivers of late fees. There were no material concessions granted to customers during the three and six months ended June 30, 2021.

Operating Expenses
The following table compares line items within operating income for Travel and Corporate Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$18,719	$15,607	$3,112	20%	$35,540	$30,452	$5,088	17%
Service fees	$3,923	$2,549	$1,374	54%	$7,787	$8,432	$(645)	(8)%
Provision for credit losses	$1,358	$2,241	$(883)	(39)%	$1,993	$15,505	$(13,512)	(87)%
Operating interest	$475	$1,357	$(882)	(65)%	$990	$3,513	$(2,523)	(72)%
Depreciation and amortization	$5,231	$4,807	$424	9%	$12,842	$8,767	$4,075	46%

Other operating expenses
General and administrative	$12,191	$6,969	$5,222	75%	$43,758	$14,342	$29,416	205%
Sales and marketing	$33,405	$14,817	$18,588	125%	$62,388	$33,056	$29,332	89%
Depreciation and amortization	$6,149	$5,739	$410	7%	$12,615	$12,403	$212	2%

Operating income (loss)	$311	$409	$(98)	(24)%	$(25,509)	$12,384	$(37,893)	(306)%
Cost of services
Processing costs for the three and six months ended June 30, 2021 increased $3.1 million and $5.1 million, respectively, from the same periods in the prior year primarily as a result of the acquisition of eNett and Optal, offset in part by a reduction of costs as a result of the sale of the Company’s Brazilian subsidiary during the third quarter of 2020.
Service fees for the three months ended June 30, 2021 have increased $1.4 million from the prior year comparable period as a result of the acquisition of eNett and Optal, partially offset by lower fees as a result of a renegotiated contract with one of our vendors and the conversion of travel and corporate payments purchase volume to an internal transaction processing platform. Service fees for the six months ended June 30, 2021 remained relatively consistent with the comparable prior year period.
Provision for credit losses decreased $0.9 million for the second quarter of 2021 and $13.5 million for the first half of 2021 as compared to the same periods in the prior year. The first half of 2020’s provision for credit losses included greater expense resulting from the adoption of the new credit loss accounting standard, coupled with an increase in expected credit losses as a result of COVID-19. In addition, the provision for credit losses for the second quarter and first half of 2021 decreased as a result of the sale of our WEX Latin America business during the third quarter of 2020.
Operating interest expense decreased $0.9 million for the second quarter of 2021 and $2.5 million for the second half of 2021 as compared to the same periods in the prior year, primarily as a result of lower interest rates.
Depreciation and amortization expenses for the second quarter of 2021 remained consistent with that of the comparable period of the prior year. Depreciation and amortization expenses for the six months ended June 30, 2021 increased by $4.1 million as compared to the same period in the prior year due primarily to the acquisition of eNett and Optal.
Other operating expenses
General and administrative expenses for the second quarter of 2021 and first half of 2021 increased by $5.2 million and $29.4 million, respectively, as compared to the same periods in the prior year, due primarily to integration costs related to the acquisition of eNett and Optal. Additionally, the increase in expenses for the first half of 2021 was impacted by a vendor contract termination payment in the first quarter of 2021.
Sales and marketing expenses increased for the second quarter of 2021 and first half of 2021 by $18.6 million and $29.3 million, respectively, as compared to the same periods in the prior year. This increase was primarily due to higher relative commission payments associated with corporate payments volumes and the acquisition of eNett and Optal.
Depreciation and amortization expenses during the second quarter and first half of 2021 remained consistent with the same periods in the prior year.

Health and Employee Benefit Solutions
Revenues
The following table reflects comparative revenue and key operating statistics within Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Revenues(1)
Payment processing revenue	$18,694	$14,053	$4,641	33%	$39,259	$34,499	$4,760	14%
Account servicing revenue	79,482	62,602	16,880	27%	147,427	126,171	21,256	17%
Finance fee revenue	42	28	14	50%	61	78	(17)	(22)%
Other revenue	5,115	11,526	(6,411)	(56)%	12,864	24,934	(12,070)	(48)%
Total revenues	$103,333	$88,209	$15,124	17%	$199,611	$185,682	$13,929	8%

Key operating statistics
Payment processing revenue:
Purchase volume(2)	$1,311,131	$1,017,318	$293,813	29%	$2,795,357	$2,609,631	$185,726	7%
Account servicing revenue:
Average number of SaaS accounts(3)	16,380	14,487	1,893	13%	15,946	14,473	1,473	10%

(1) Foreign currency exchange rate fluctuations had an insignificant impact on Health and Employee Benefit Solutions revenue during the three and six months ended June 30, 2021.
(2) Purchase volume represents the total U.S. dollar value of all transactions where interchange is earned by WEX.
(3) Average number of SaaS accounts represents the number of active Consumer-Directed Health, COBRA, and billing accounts on our SaaS platforms in the U.S. The average number of SaaS accounts for the three and six months ended June 30, 2021 include approximately 1 million and 0.5 million temporary accounts resulting directly from services we provided as a result of the American Rescue Plan Act legislation, respectively.
Payment processing revenue increased $4.6 million and $4.8 million during the second quarter and first half of 2021, respectively, as compared to the same periods in the prior year due to increasing cardholder spend volumes.
Account servicing revenue increased $16.9 million and $21.3 million for the second quarter of 2021 and first half of 2021, respectively, as compared to the same periods in the prior year. The increases include approximately $7 million of revenue resulting from COBRA related services we provided as a result of the American Rescue Plan Act legislation. Remaining increases are due to an increased number of participants and the effects of the benefitexpress Acquisition.
Finance fee revenue was not material to Health and Employee Benefit Solutions’ operations for each of the three and six months ended June 30, 2021 and 2020.
Other revenue decreased $6.4 million for the second quarter of 2021 and $12.1 million for the first half of 2021 as compared to the same periods in the prior year. The decrease for the second quarter of 2021 was due primarily to lower U.S. Health professional services revenue. For the first half of 2021, other revenue additionally decreased from the absence of revenues associated with the Company's former WEX Latin America business, which was sold during the third quarter of 2020.

Operating Expenses
The following table compares line items within operating income for Health and Employee Benefit Solutions:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Cost of services
Processing costs	$44,791	$38,059	$6,732	18%	$85,540	$77,795	$7,745	10%
Service fees	$7,862	$5,429	$2,433	45%	$13,416	$11,459	$1,957	17%
Provision for credit losses	$82	$55	$27	49%	$142	$171	$(29)	(17)%
Operating interest	$—	$45	$(45)	(100)%	$—	$96	$(96)	(100)%
Depreciation and amortization	$8,810	$8,717	$93	1%	$17,678	$17,488	$190	1%

Other operating expenses
General and administrative	$8,824	$8,205	$619	8%	$16,199	$17,281	$(1,082)	(6)%
Sales and marketing	$10,070	$8,413	$1,657	20%	$18,409	$17,646	$763	4%
Depreciation and amortization	$14,328	$10,518	$3,810	36%	$25,391	$21,098	$4,293	20%

Operating income	$8,566	$8,768	$(202)	(2)%	$22,836	$22,648	$188	1%
Cost of services
Processing costs increased $6.7 million for the second quarter of 2021 and $7.7 million for the first half of 2021 as compared to the same periods in the prior year. The increases in processing costs were primarily driven by higher costs to support partner growth and increases as a result of the benefitexpress Acquisition. These favorable factors were partly offset by an absence of expenses associated with the Company's former WEX Latin America business.
Service fees for the three and six months ended June 30, 2021 increased $2.4 million and $2.0 million, respectively, as compared with the same periods in the prior year. These increases were largely due to increased costs due to COBRA related services we provided as a result of the American Rescue Plan Act and growth in existing partner volumes.
Provision for credit losses was not material to Health and Employee Benefit Solutions’ operations for each of the three and six months ended June 30, 2021 and 2020.
Operating interest was not material for the three and six month periods ending June 30, 2021 or 2020.
Depreciation and amortization expense for the second quarter of 2021 and first half of 2021 remained consistent with the same periods in the prior year.
Other operating expenses
General and administrative expenses remained relatively consistent for the second quarter and first half of 2021 as compared to the same periods in the prior year.
Sales and marketing expenses in the second quarter of 2021 increased $1.7 million as compared to the same period in the prior year due to increased segment expenses as compared to the prior year’s cost containment initiatives enacted as a result of the pandemic and to the benefitexpress Acquisition. Sales and marketing expenses remained relatively consistent for the first half of 2021 as compared to the same period in the prior year.
Depreciation and amortization increased $3.8 million and $4.3 million, respectively, for the three and six months ended June 30, 2021 as compared to the same periods of the prior year primarily as a result of the April 2021 acquisition of certain contractual rights from Bell Bank to serve as custodian or sub-custodian of certain HSAs.
Unallocated corporate expenses
Unallocated corporate expenses represent the portion of expenses relating to general corporate functions including acquisition and divestiture expenses, certain finance, legal, information technology, human resources, administrative and executive expenses and other expenses not directly attributable to a reportable segment.

The following table compares line items within operating income for unallocated corporate expenses:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Other operating expenses
General and administrative	$35,779	$24,700	$11,079	45%	$62,766	$48,820	$13,946	29%
Depreciation and amortization	$517	$632	$(115)	(18)%	$1,056	$1,211	$(155)	(13)%
General and administrative expenses increased $11.1 million for the second quarter of 2021 and $13.9 million for the first half of 2021 as compared to the same periods in the prior year. The increase in the second quarter and first half of 2021 was primarily due to increased professional fees, including those incurred in connection with the amendment and restatement of our 2016 Credit Agreement and increased compensation-related costs, including stock compensation costs resulting from the June 2020 modification of equity awards and granting of additional awards.
Other unallocated corporate expenses were not material to the Company’s operations for each of the three and six months ended June 30, 2021 and 2020.
Non-operating income and expense
The following table reflects comparative results for certain amounts excluded from operating income:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(In thousands)	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Financing interest expense	$32,473	$28,832	$3,641	13%	$65,757	$60,863	$4,894	8%
Change in fair value of contingent consideration	$47,700	$—	$47,700	NM	$47,700	$—	$47,700	NM
Net foreign currency gain (loss)	$1,342	$(2,462)	$3,804	NM	$(1,413)	$(31,189)	$29,776	95%
Net unrealized gain (loss) on financial instruments	$6,013	$(3,842)	$9,855	NM	$13,046	$(35,889)	$48,935	NM
Income tax benefit	$746	$19,747	$(19,001)	(96)%	$2,416	$25,454	$(23,038)	(91)%
Net income from non-controlling interests	$239	$675	$(436)	(65)%	$965	$2,038	$(1,073)	(53)%
Change in value of redeemable non-controlling interest	$43,823	$(59,940)	$103,763	NM	$68,867	$(57,316)	$126,183	NM
NM - Not meaningful
Financing interest expense increased $3.6 million for the second quarter of 2021 and $4.9 million for the first half of 2021 as compared to the same periods in the prior year, due primarily to the issuance of $310.0 million Convertible Notes in July 2020, offset by an overall decrease in floating interest rates.
During the quarter ended June 30, 2021, the Company’s contingent consideration derivative liability associated with WEX Inc.’s April 2021 acquisition of certain contractual rights from Bell Bank to serve as custodian or sub-custodian to certain HSAs, increased as a result of the steepening of the Federal Funds futures curve.
Our foreign currency exchange exposure is primarily related to the remeasurement of our cash, receivable and payable balances, including intercompany transactions that are denominated in foreign currencies. The Company incurred net foreign currency gains of $1.3 million in the second quarter of 2021 and losses of $1.4 million in the first half of 2021. The gain in the second quarter of 2021 resulted from the strengthening of foreign currencies relative to the U.S. dollar as compared to the prior quarter. However, for the six months ended June 30, 2021, the Company’s net foreign currency transactions remained in a loss position as a result of the remeasurement of assets and liabilities and losses on intercompany transactions, resulting from the U.S. dollar strengthening relative to numerous major foreign currencies in which we transact.
The Company incurred unrealized gains on financial instruments of $6.0 million in the second quarter of 2021 and $13.0 million in the first half of 2021 due to an increase in the fair value of new and existing interest rate swaps, primarily as a result of an increase in the LIBOR forward yield curve. The net unrealized losses on financial instruments for the second quarter and first half of 2020 resulted primarily from a decrease in the LIBOR forward yield curve.

The Company’s effective tax rate was (7.9) percent and (7.8) percent for the three and six months ended June 30, 2021 as compared to 310.8 percent and 104.6 percent for the three and six months ended June 30, 2020. Income tax expense is based on an estimated annual effective rate, which requires the Company to make its best estimate of annual pretax income or loss. The significant decrease in the Company’s tax rate during the three and six months ended June 30, 2021 was primarily due to excess tax benefits arising from stock-based compensation. Effective tax rates were higher in the prior year primarily due to the jurisdictional earnings mix and decrease in estimated income before income taxes with relatively significant non-deductible expenses.
Net income from non-controlling interests relates to our non-controlling interests in the U.S. Health business and our non-controlling interests in WEX Europe Services through April 13, 2021, at which time we purchased the remaining interest in WEX Europe Services. Such amounts were not material to Company operations for each of the three and six months ended June 30, 2021 and 2020.
During the three and six months ended June 30, 2021, the change in value of our redeemable non-controlling interest in the U.S. Health business increased by $43.8 million and $68.9 million, respectively, due to increases in the trailing twelve month net revenues and market set multiple used to value the non-controlling interest redemption value. During the three and six months ended June 30, 2020, the redeemable non-controlling interest in the U.S. Health business decreased due substantially to a second quarter change in the redemption value resulting from a pandemic-driven decline in revenue multiplies of peer companies.
Non–GAAP Financial Measures That Supplement GAAP Measures
The Company’s non-GAAP adjusted net income excludes unrealized gains and losses on financial instruments, net foreign currency remeasurement gains and losses, change in fair value of contingent consideration, acquisition-related intangible amortization, other acquisition and divestiture related items, stock-based compensation, other costs, debt restructuring and debt issuance cost amortization, adjustments attributable to our non-controlling interests, and certain tax related items.

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
•The change in fair value of contingent consideration, which is related to the acquisition of certain contractual rights from Bell Bank to serve as custodian or sub-custodian to health savings accounts, is dependent upon changes in future interest rates and has no significant impact on the ongoing operations of the Company. Additionally, the non-cash, mark-to-market adjustments on financial instruments are difficult to forecast accurately, making comparisons across historical and future quarters difficult to evaluate.
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
•We exclude certain other costs when evaluating our continuing business performance when such items are not consistently occurring and do not reflect expected future operating expense, nor provide insight into the fundamentals of current or past operations of our business. These include costs related to certain identified initiatives (including technology initiatives) to further streamline the business, improve the Company's efficiency, create synergies, and globalize the Company's operations, all with an objective to improve scale and efficiency and increase profitability going forward. For the six months ended June 30, 2021, other costs additionally include a penalty of $10.3 million incurred on a vendor contract termination. For the six months ended June 30, 2020, other costs include certain costs incurred in association with COVID-19, including the cost of providing additional health, welfare and technological support to our employees as they work remotely.
•Debt restructuring and debt issuance cost amortization are unrelated to the continuing operations of the Company. Debt restructuring costs do not reflect expected future operating expense, nor do they provide insight into the fundamentals of current or past operations of our business. In addition, since debt issuance cost amortization is dependent upon the financing method, which can vary widely company to company, we believe that excluding these costs helps to facilitate comparison to historical results as well as to other companies within our industry.
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
The following table reconciles net (loss) income attributable to shareholders to adjusted net income attributable to shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net (loss) income attributable to shareholders	$(33,856)	$72,658	$(36,421)	$56,402
Unrealized (gain) loss on financial instruments	(6,013)	3,842	(13,046)	35,889
Net foreign currency remeasurement (gain) loss	(1,342)	2,462	1,413	31,189
Change in fair value of contingent consideration	47,700	—	47,700	—
Acquisition-related intangible amortization	45,294	42,478	87,748	85,016
Other acquisition and divestiture related items	10,690	7,735	25,486	15,677
Stock-based compensation	21,662	15,069	40,605	26,889
Other costs	1,705	4,695	13,942	6,935
Debt restructuring and debt issuance cost amortization	11,461	2,578	16,553	4,660
ANI adjustments attributable to non-controlling interests	43,206	(60,558)	67,006	(58,334)
Tax related items	(35,613)	(38,004)	(64,818)	(71,684)
Adjusted net income attributable to shareholders	$104,894	$52,955	$186,168	$132,639
Liquidity and Capital Resources
We believe that our cash generating capability, financial condition and operations, together with the sources of cash listed below, will be adequate to fund our cash needs for at least the next 12 months.
The table below summarizes our primary short-term sources and uses of cash:

Sources of cash	Uses of cash(1)
•Borrowings on our Amended and Restated Credit Agreement •Convertible Notes •Deposits •Borrowed federal funds •Participation debt •Accounts receivable factoring and securitization arrangements
•Payments on our Amended and Restated Credit Agreement
•Payments on maturities and withdrawals of certificates of deposit and brokered money market deposits
•Payments on borrowed federal funds
•Working capital needs of the business
•Capital expenditures

(1) Our long-term cash requirements consist primarily of amounts owed on our Amended and Restated Credit Agreement and various facilities lease agreements.
The table below summarizes our cash activities:

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows (used for) provided by operating activities	$(121,982)	$725,946
Cash flows used for investing activities	$(595,407)	$(41,609)
Cash flows provided by (used for) financing activities	$398,779	$(203,828)
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
Cash generated by operating activities for the six months ended June 30, 2021 decreased $847.9 million as compared to the same period in the prior year. The decrease was substantially related to an increase in accounts receivable balances resulting from higher customer spend volumes and fuel prices, which was partially offset by a corresponding increase in accounts payable balances.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2021 increased $553.8 million as compared to the same period in the prior year, primarily resulting from $558.3 million of payments made for acquisitions, including the acquisition of certain contractual rights to serve as custodian or sub-custodian of HSAs from Bell Bank and the benefitexpress Acquisition.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2021 totaled $398.8 million, due primarily to an increase in deposits of $451.3 million. The early redemption of the Company’s $400.0 million of Notes, as further described within the preceding Summary section of this MD&A, was substantially offset by additional term loan borrowings of $80.8 million, net of quarterly repayments, and net borrowings of $265.0 million against our Revolving Credit Facility (as defined below). During the six months ended June 30, 2020, the Company used $203.8 million primarily toward the repayment of its debt.
Amended and Restated Credit Agreement
On April 1, 2021, the Company amended and restated the 2016 Credit Agreement (the “Amended and Restated Credit Agreement”). As part of the Amended and Restated Credit Agreement, the lenders agreed to (i) increase commitments under the Company’s secured revolving credit facility from $870.0 million to $930.0 million (the “Revolving Credit Facility”), (ii) provide additional senior secured tranche A term loans (the Tranche A Term Loans”) resulting in an aggregate outstanding principal amount of the Tranche A Term Loans equal to $978.4 million, (iii) re-establish the senior secured tranche B term loans’ aggregate principal at $1,442.0 million (the “Tranche B Term Loans”), (iv) eliminate the 0.75 percent eurocurrency rate floor with respect to the Revolving Credit Facility, and (v) make certain other changes to the previously existing 2016 Credit Agreement, including without limitation, (a) extending the maturity dates for the Tranche A Term Loans and Revolving Credit Facility to April 1, 2026 and the maturity date for the Tranche B Term Loans to April 1, 2028, (b) providing additional flexibility with respect to certain negative covenants, prepayments and other provisions of the Company’s previously existing 2016 Credit Agreement, and (c) revising the Company’s maximum consolidated leverage ratio for all future quarters, including a reduction from 7.50 to 1:00 to 6.25 to 1:00 for quarters ending through September 30, 2021, with step-downs in periods thereafter.

As of June 30, 2021, the Company had an outstanding principal amount of $966.2 million on the Tranche A Term Loans, an outstanding principal amount of $1,438.4 million on the Tranche B Term Loans, borrowings of $265.0 million on the Revolving Credit Facility and letters of credit of $51.7 million drawn against the Revolving Credit Facility.
The Revolving Credit Facility and the Tranche A Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin determined based on the Company’s consolidated leverage ratio. The Tranche B Term Loans bear interest at variable rates, at the Company’s option, plus an applicable margin, which is fixed at 1.25 percent for base rate borrowings and 2.25 percent with respect to eurocurrency rate borrowings. Under the Amended and Restated Credit Agreement, the Company pays a quarterly commitment fee at a rate per annum ranging from 0.25 percent to 0.50 percent of the daily unused portion of the Revolving Credit Facility, determined based on the Consolidated Leverage Ratio. Prior to maturity, the Tranche A Term Loans and Tranche B Term Loans require scheduled quarterly payments of $12.2 million and $3.6 million, respectively, due on the last day of each March, June, September and December.
Under the terms of the Amended and Restated Credit Agreement, incremental loans could be made available upon the request of the Company, subject to specified terms and conditions, including receipt of lender commitments. Such incremental loans may not exceed the greater of (x) $375.0 million and (y) 75 percent of consolidated EBITDA, adjusted for certain voluntary prepayments and repurchases of term loans, reductions of commitments under the Revolving Credit Facility, and Incremental Facilities, as defined within the Amended and Restated Credit Agreement, established or incurred, or that could be established or incurred without causing the Company’s consolidated secured leverage ratio to exceed 4:00 to 1:00.
See Part I – Item 1 – Note 9, Financing and Other Debt, in this report for further information regarding the Amended and Restated Credit Agreement.
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

The Company will have the right, at any time after July 1, 2023, to redeem the Convertible Notes in whole or in part if the closing price of WEX’s common stock is at least 200 percent of the conversion price of the Convertible Notes for 20 trading days (whether or not consecutive) out of any 30 consecutive trading day period prior to the time the Company delivers a redemption notice (including at least one of the five trading days immediately preceding the last day of such 30 trading day period), subject to the right of holders of the Convertible Notes to convert its Convertible Notes prior to the redemption date.
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
Deposits

WEX Bank’s regulatory status enables it to raise capital to fund the Company’s working capital requirements by issuing deposits, subject to FDIC rules governing minimum financial ratios. WEX Bank accepts its deposits through: (i) certain customers as required collateral for credit that has been extended (“customer deposits”) and (ii) contractual arrangements with brokerage firms for both certificate of deposit and money market deposit products. Customer deposits are generally non-interest bearing, certificates of deposit are issued at fixed rates and brokered money market deposits are issued at both fixed and variable rates based on LIBOR or the Federal Funds rate.
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
As of June 30, 2021 and December 31, 2020 we had $1.5 billion and $1.1 billion, respectively, in deposits. Remaining maturities on the deposits outstanding as of June 30, 2021 ranged from less than 1 month to 4 years. See Part I – Item 1 – Note 8, Deposits, in this report for further information regarding our deposits.
Borrowed Federal Funds
WEX Bank borrows from uncommitted federal funds lines to supplement the financing of the Company’s accounts receivable. Our federal funds lines of credit were $568.0 million and $376.0 million as of June 30, 2021 and December 31, 2020, respectively. There were no outstanding borrowings as of June 30, 2021. As of December 31, 2020, there were outstanding borrowings of $20.0 million.
Participation Debt
From time to time, WEX Bank enters into participation agreements with third-party banks to fund customers’ balances that exceed WEX Bank’s lending limit to individual customers. Associated unsecured borrowings generally carry a variable interest rate of 1 month to 3 month LIBOR plus a margin of 225 basis points.
As of June 30, 2021 and December 31, 2020 the Company had an outstanding participation agreement for the borrowing of up to $60.0 million through December 31, 2021. There were no amounts borrowed against this participation agreement as of June 30, 2021 or December 31, 2020.
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
WEX Bank Accounts Receivable Factoring
WEX Bank has entered into a receivables purchase agreement with an unrelated third-party financial institution to sell certain of our trade receivables under non-recourse transactions. Subsequent to June 30, 2021, the agreement was extended through August 2022, after which the agreement can be renewed for successive one-year periods assuming WEX provides advance written notice that is accepted by the purchaser. WEX Bank continues to service the receivables post-transfer with no participating interest. The Company obtained a true-sale opinion from an independent attorney, which states that the factoring agreement provides legal isolation upon WEX Bank bankruptcy or receivership under local law. As such, transfers under this arrangement are treated as a sale. Proceeds from the sale are reported net of negotiated discount rates and are accounted for as a reduction in trade accounts receivable because effective control of the receivables is transferred to the buyer.

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
Regulatory Risk
The Company’s subsidiary, WEX Bank, is subject to various regulatory capital requirements administered by the FDIC and the Utah Department of Financial Institutions. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, WEX Bank must meet specific capital guidelines that involve quantitative measures of WEX Bank’s assets, liabilities and certain off-balance sheet items. WEX Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could limit our business activities and have a material adverse effect on our business, results of operations and financial condition. Qualitative measures established by regulation to ensure capital adequacy require WEX Bank to maintain minimum amounts and ratios as defined in the regulations. As of June 30, 2021, WEX Bank met all the requirements to be deemed “well-capitalized” pursuant to FDIC regulation and for purposes of the Federal Deposit Insurance Act. See Part I – Item 1 – Note 18, Supplementary Regulatory Capital Disclosure, for further information.
Interest Rate Risk
As of June 30, 2021, we had variable-rate borrowings of $2.7 billion under our Amended and Restated Credit Agreement, which bore a weighted average effective interest rate of 2.2 percent. We periodically review our projected borrowings under our Amended and Restated Credit Agreement and the current interest rate environment to determine if we should use interest rate swaps to reduce exposure to interest rate volatility.
During the three months ended June 30, 2021, the Company entered into five new interest rate swap contracts with a collective notional amount of $0.9 billion. As of June 30, 2021, we maintained eleven interest rate swap contracts in total that are intended to economically hedge the LIBOR component of future interest payments associated with our variable rate borrowings. The fixed rates on those interest rate swap contracts range between 0.435 percent and 2.413 percent.
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
Undistributed Earnings
Undistributed earnings of certain foreign subsidiaries of the Company amounted to an estimated $88.5 million and $58.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company continues to maintain its indefinite reinvestment assertion for its investments in foreign subsidiaries except for any historical undistributed earnings and future earnings for WEX Australia. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to foreign countries, where applicable, but would generally have no further federal income tax liability. It is not practicable to estimate the unrecognized deferred tax liability, however, it is not expected to be material.
Off–Balance Sheet Arrangements
Even though off-balance sheet arrangements are not recorded as liabilities under GAAP, such arrangements may potentially impact our liquidity, capital resources and results of operations. These arrangements serve a variety of business purposes, however, the Company is not dependent on them to maintain its liquidity and capital resources. We are not aware of any circumstances that are reasonably likely to cause the off-balance sheet arrangements to have a material adverse effect on liquidity and capital resources. As of June 30, 2021 and December 31, 2020, we had posted letters of credit totaling $51.7 million and $51.6 million, respectively, as collateral under the terms of our lease agreement for our corporate offices, other corporate matters and for payment processing activity at certain foreign subsidiaries.
See Part I – Item 1 – Note 10, Off-Balance Sheet Arrangements, for further information about the Company’s off-balance sheet arrangements.

Contractual Obligations
Certain of the Company’s subsidiaries are required to purchase a minimum amount of fuel from suppliers on an annual basis. If the minimum requirement is not fulfilled, they are subject to penalties based on the amount of spend below the minimum annual volume commitment. The Company incurred penalties of $1.5 million and $3.0 million during the three and six months ended June 30, 2021, respectively, as a result of lower volumes resulting from COVID-19.
With the exception of the changes as a result of the Amended and Restated Credit Agreement and our Notes Redemption, as discussed earlier within this Liquidity and Capital Resources section and in Part I – Item 1 – Note 9, Financing and Other Debt, respectively, there were no material changes to our contractual obligations from the information previously provided in Item 7 of our Annual Report on Form 10–K for the year ended December 31, 2020.
Share Repurchases
We currently have authorization from our board of directors to purchase up to $150 million of our common stock until September 2021, which is entirely unused as of June 30, 2021. The program is funded either through our future cash flows or through borrowings on our Amended and Restated Credit Agreement. Share repurchases are to be made on the open market and may be commenced or suspended at any time. The Company’s management, based on its evaluation of market and economic conditions and other factors, determines the timing and number of shares repurchased.
Asset and Business Acquisitions
On April 1, 2021, WEX Inc. completed the acquisition from Bell Bank of certain contractual rights to serve as custodian or sub-custodian to health savings accounts from the Healthcare Bank division of Bell Bank, which is owned by State Bankshares, Inc.. This acquisition increases the Company’s role in its customer-directed healthcare ecosystem and aligns with its growth strategy. On the closing of the acquisition, WEX Inc. paid Bell Bank initial cash consideration of $200.0 million. Pursuant to the purchase agreement, WEX Inc. agreed to make an additional deferred cash payment of $25.0 million in July 2023 and a second additional deferred cash payment $25.0 million in January 2024. As of June 1, 2021, in connection with the acquisition by WEX Health of Cirrus Holdings, LLC, the second deferred payment of $25.0 million in exchange for the Payment Reduction. As a result of the Payment Reduction, WEX Inc. continues to owe Bell Bank $12.5 million for the second additional deferred cash payment, which is due and payable in January 2024.
The purchase agreement also includes potential additional consideration payable annually that is calculated on a quarterly basis and is contingent, and based, upon any future increases in the Federal Funds rate. The contingent payment period began on July 1, 2021 and shall extend until the earlier of (i) the year ending December 31, 2030, or (ii) the date when the cumulative amount paid as contingent consideration equals $225.0 million in the aggregate.
On April 13, 2021, the Company both entered into a share purchase agreement for, and consummated the acquisition of, the remaining interest in WEX Europe Services it did not own previously, which consisted of 25 percent of the issued ordinary share capital, for a purchase price of $97.0 million. As a result of the transaction, the Company now owns 100 percent of the issued ordinary share capital of WEX Europe Services, which operates part of our fleet business in the United Kingdom and Europe.
On June 1, 2021, WEX Inc.’s subsidiary, WEX Health, Inc., completed the benefitexpress Acquisition. Pursuant to the terms of the definitive purchase agreement, WEX Health consummated the benefitexpress Acquisition for total consideration of approximately $275 million, subject to certain working capital and other adjustments. WEX Health is owned by PO Holding, which is majority owned by WEX Inc., with a non-controlling interest being held by SBI, which is owned by State Bankshares, Inc., the owner of Bell Bank. To facilitate the benefitexpress Acquisition, WEX Inc., PO Holding, SBI and Bell Bank entered into the Subscription Agreement pursuant to which WEX Inc. purchased approximately $262.5 million in value of shares in PO Holding and SBI acquired approximately $12.5 million in value of shares in PO Holding in exchange for SBI granting the Payment Reduction.
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

The Company has certain restrictions on the dividends it may pay under the Amended and Restated Credit Agreement, including pro forma compliance with a consolidated leverage ratio of 2.75:1.00 as of June 30, 2021.
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
Convertible Notes

Description	Assumptions/Approach Used	Effect if Actual Results Differ from Assumptions
ASU 2020-06 no longer requires that the Company bifurcate its convertible debt’s conversion feature between a liability and equity component. In addition, the standard requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.	Prior to January 1, 2021, the Convertible Notes were recorded at a debt discount with an initial carrying value of $237.5 million, with the residual $54.7 million recognized within additional paid-in capital on the Company’s December 31, 2020 condensed consolidated balance sheet. Effective January 1, 2021, the convertible debt and its conversion feature are now accounted for as a single unit of account, with an effective interest rate of 7.5 percent.

	It is the Company’s current intention to settle all conversion of the Convertible Notes in shares of the Company’s stock.	Under the “if-converted” method, approximately 1.6 million shares of the Company’s common stock associated with the assumed conversion of these Convertible Notes as of the beginning of the period have been excluded from diluted shares outstanding for the three and six months ended June 30, 2021 as the effect of including such shares would be anti-dilutive.

Recently Adopted Accounting Standards
See Part I – Item 1 – Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements of this Form 10–Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2021, we have no material changes to the market risk disclosures in our Annual Report on Form 10–K for the year ended December 31, 2020.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and principal financial officer of WEX Inc., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021. “Disclosure controls and procedures” are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal control over financial reporting to minimize the impact on their design and operating effectiveness.

PART II
Item 1. Legal Proceedings.
As of the date of this filing, we are not involved in any material legal proceedings. We also were not involved in any material legal proceedings that were terminated during the the first half of 2021. However, from time to time, we are subject to legal proceedings and claims in the ordinary course of business, including but not limited to: commercial disputes; contract disputes; employment litigation; disputes regarding our intellectual property rights; alleged infringement or misappropriation by us of intellectual property rights of others; and, matters relating to our compliance with applicable laws and regulations. In addition, we are cooperating with an SEC investigation arising from the revision of our financial statements as noted in our Annual Report on Form 10-K/A for the year ended December 31, 2018 due to issues involving our former Brazil subsidiary, which was sold in September 2020, including financial and disclosure controls and procedures. As of the date of this filing, based in part on recent discussions the Company has had with the SEC regarding the possible settlement of this matter, the current estimate of a reasonably possible loss contingency from these matters is not material to the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10–K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risk factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020 is qualified by the information that is described in this Quarterly Report on Form 10-Q, including the additional risk factors set forth below. The risks described in our Annual Report on Form 10–K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations. As a result of the April 1, 2021 acquisition of certain assets from Bell Bank discussed in Part I – Item 1, Note 4, Acquisitions, Asset Acquisition to the condensed consolidated financial statements of this Form 10-Q, WEX Inc. became the passive non-bank custodian, under designation by the U.S. Department of Treasury, of over $3 billion of custodial assets for individual health savings account holders. Although the dollar amount over which WEX Inc. is the non-bank custodian fluctuates, as a non-bank custodian, WEX Inc. is subject to certain risks, including those set forth below.
As a non-bank custodian WEX Inc. is subject to regulation and noncompliance could render it unable to maintain its non-bank custodian status.
As a non-bank custodian, WEX Inc. is required to comply with the provisions of Treasury Regulations Section 1.408-2(e) (the “Treasury Regulations”), including the net worth and administration of fiduciary duties requirements, among other requirements. If WEX Inc. should fail to comply with the Treasury Regulations, including the net worth and administration of fiduciary powers requirements, such failure would materially and adversely affect its ability to maintain its current custodial accounts and to grow by adding additional custodial accounts, and it could result in the institution of procedures for the revocation of its authorization to operate as a non-bank custodian, any or all of which could materially adversely affect our business, financial condition, or results of operations.
A business failure in WEX Inc.’s primary federally insured depository partner could materially and adversely affect its business.
As a non-bank custodian, WEX Inc. relies primarily on a single federally insured depository partner to hold its custodial cash assets. If any material adverse event were to affect this depository partner, including a significant decline in its financial condition, a decline in the quality of its service, loss of deposits, its inability to comply with applicable banking and financial services regulatory requirements, or systems failure, our business, financial condition, or results of operations could be materially and adversely affected. In addition, if WEX Inc. were required to change depository partners, we could not accurately predict the success of such change or that the terms of our agreements with such new depository partners would be on equal or better terms as the agreements we have with our current depository partner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 20, 2017, our board of directors approved a share repurchase program authorizing the purchase of up to $150 million of our common stock expiring on September 2021. Share repurchases are to be made on the open market and can be commenced or suspended at any time. We did not purchase any shares of our common stock during the quarter ended June 30, 2021. The approximate dollar value of shares that were available to be purchased under our share repurchase program was $150 million as of June 30, 2021.

 Item 6. Exhibits.

	Exhibit No.	Description
	3.1	Amended and Restated Certificate of Incorporation of WEX Inc. (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8–K filed with the SEC on June 10, 2021, File No. 001-32426)
	3.2
Certificate of Ownership and Merger merging WEX Transitory Corporation with and into Wright Express Corporation (incorporated by reference to Exhibit No. 3.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2012, File No. 001-32426)

	3.3	Amended and Restated By-Laws of WEX Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)
	10.1	Amended and Restated 2019 Equity and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2021, File No. 001-32426)
	10.2
Restatement Agreement, dated as of April 1, 2021, by and among WEX Inc., the subsidiaries of WEX Inc. identified therein, each of the Lenders party hereto, the Incremental Revolving Lenders, the Incremental Term A Lenders, the Additional Term A Lender, the Term B Lender and BANK OF AMERICA, N.A., as the Administrative Agent, Swing Line Lender and the L/C Issuer. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 7, 2021, File No. 001-32426)

*†	10.3	Form of WEX Inc. Nonstatutory Stock Option Agreement under the Amended and Restated 2019 Equity and Incentive Plan
*†	10.4	Form of WEX Inc. Performance-Based Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan
*†	10.5	Form of WEX Inc. Restricted Stock Unit Award Agreement under the Amended and Restated 2019 Equity and Incentive Plan
*	31.1	Certification of Chief Executive Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	31.2	Certification of Chief Financial Officer of WEX INC. pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended
*	32.1
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

*	101.INS	Inline XBRL Instance Document
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	These exhibits have been filed with this Quarterly Report on Form 10–Q.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEX INC.

August 4, 2021	By:	/s/ Roberto Simon
Roberto Simon
Chief Financial Officer
(principal financial officer and principal accounting officer)